Form 10-Q
period 2007-07-31
lululemon athletica inc.
filed 2007-09-10
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-33608

lululemon athletica inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3842867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2285 Clark Drive, Vancouver, British Columbia	V5N 3G9
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 604-732-6124
Former name, former address and former fiscal year, if changed since last report: N/A
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
          At September 10, 2007, there were 46,591,683 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
          Exchangeable and Special Voting Shares:
          At September 10, 2007, there were outstanding 20,935,041 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.
          In addition, at September 10, 2007, the registrant had outstanding 20,935,041 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
lululemon athletica inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2007	2007
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$9,726,553	$16,028,534
Accounts receivable	3,457,650	2,290,665
Due from related parties	19,924	192,302
Inventories	23,848,113	26,628,113
Prepaid expenses, current deferred taxes and other current assets	1,226,598	3,353,129

	38,278,838	48,492,743
Property and equipment, net	27,215,249	17,737,374
Goodwill	898,124	811,678
Intangible assets, net	7,204,504	2,140,011
Deferred income taxes	676,008	588,397
Other assets	9,225,163	2,522,906

	$83,497,886	$72,293,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,928,001	$4,932,960
Accrued liabilities	11,543,005	14,520,633
Income taxes payable	5,369,615	9,177,953
Other current liabilities	3,294,842	2,652,491

	25,135,463	31,284,037
Deferred income taxes	183,371	384,354
Other liabilities	5,209,454	2,678,221

	30,528,288	34,346,612

Non-controlling interest	503,159	567,699
Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000,000 shares authorized, 20,935,041 issued and outstanding	—	—
Special voting stock, $0.00001 par value, 30,000,000 shares authorized, 20,935,041 issued and outstanding	209	209
Common stock, $0.01 par value, 200,000,000 shares authorized, 44,300,774 issued and outstanding (January 31, 2007 — 44,290,778 issued and outstanding)	443,008	442,908
Additional paid-in capital	101,638,066	98,669,641
Accumulated deficit	(52,013,331)	(60,677,395)
Accumulated other comprehensive income	2,398,487	(1,056,565)

	52,466,439	37,378,798

	$83,497,886	$72,293,109

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Net revenue	$58,680,944	$32,517,437	$103,470,401	$60,701,017
Cost of goods sold (including stock-based compensation of $193,169, $69,783, $362,039 and $164,059)	27,434,066	16,614,142	49,412,612	30,278,470

Gross profit	31,246,878	15,903,295	54,057,789	30,422,547

Selling, general and administrative expenses (including stock-based compensation of $1,367,823, $719,920, $2,606,486 and $1,170,310)	21,477,352	12,667,215	37,440,130	21,073,103

Income from operations	9,769,526	3,236,080	16,617,659	9,349,444
Other expense (income), net	(70,516)	(21,852)	(177,512)	(44,422)

Income before income taxes	9,840,042	3,257,932	16,795,171	9,393,866
Provision for income tax	4,798,355	1,318,336	8,247,008	4,273,098
Non-controlling interest	(80,311)	—	(115,901)	—

Net income	$5,121,998	$1,939,596	$8,664,064	$5,120,768

Basic earnings per share	$0.08	$0.03	$0.13	$0.08
Diluted income per share	$0.07	$0.03	$0.12	$0.07

Basic weighted average number of shares outstanding	65,225,819	65,225,819	65,225,819	65,225,819

Diluted weighted average number of shares outstanding	68,891,237	68,881,241	68,878,832	68,868,836

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

			Special Voting
	Exchangeable Stock		Stock		Common Stock
									Accumulated
							Additional		Other
		Par		Par		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Total

Balance at January 31, 2007	20,935,041	$—	20,935,041	$209	44,290,778	$442,908	$98,669,641	$(60,677,395)	$(1,056,565)	$37,378,798
Comprehensive income:
Net income								8,664,064		8,664,064
Foreign currency translation adjustment									3,455,052	3,455,052

Comprehensive income										12,119,116
Stock-based compensation							2,968,525			2,968,525
Restricted Stock					9,996	100	(100)

Balance at July 31, 2007	20,935,041	$—	20,935,041	$209	44,300,774	$443,008	$101,638,066	$(52,013,331)	$2,398,487	$52,466,439

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	July 31,
	2007	2006

Cash flows from operation activities
Net income	$8,664,064	$5,120,768
Items not affecting cash
Depreciation and amortization	3,368,539	2,139,942
Stock-based compensation	2,968,525	1,334,369
Deferred income taxes	2,234,304	(1,593,979)
Non-controlling interest	(115,901)	—
Other, including net changes in other non-cash balances	(7,530,441)	1,132,303

	9,589,090	8,133,403

Cash flows from investing activities
Purchase of property and equipment	(9,337,739)	(6,289,969)
Acquisition of franchises	(5,000,822)	(580,343)
Change in other assets	28,329	353,137
Change in other liabilities	1,768,329	169,298

	(12,541,903)	(6,347,877)

Cash flows from financing activities
Proceeds from credit facility	1,454,775	—
Repayment of credit facility	(1,454,775)	—
Capital stock issued for cash, net of issuance costs	—	446,419
Payment of IPO costs	(4,716,788)	—

	(4,716,788)	446,419

Effect of exchange rate changes on cash	1,367,620	(60,698)

(Decrease) increase in cash and cash equivalents	(6,301,981)	2,171,247
Cash and cash equivalents, beginning of period	16,028,534	3,877,017

Cash and cash equivalents, end of period	$9,726,553	$6,048,264

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1.     NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
     lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, independent franchises and a network of wholesale accounts. The Company’s primary markets are Canada, the United States, Japan and Australia, where 35, 14 and 3 and nil corporate-owned stores were in operation as at July 31, 2007, respectively.
Basis of presentation
     The unaudited consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     The consolidated balance sheet at January 31, 2007 and the consolidated statements of operations for the three months ended July 31, 2006 and the six months ended July 31, 2006 were combined to include all entities operating under common control and management. The Company reorganized its corporate structure on July 26, 2007 (note 3). As the combined entities were under common control prior to and after the reorganization, the reorganization is accounted for in a manner similar to a pooling of interests.
     These unaudited interim condensed consolidated financial statements should be read in conjunction with the combined consolidated financial statements and related notes for the fiscal year ended January 31, 2007 included in our recently filed Registration Statement on Form S-1 (file no. 333-142477) relating to its initial public offering of shares of its common stock (the “IPO”) completed August 2, 2007 (see note 10).
     Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
     The unaudited consolidated financial statements include the accounts of lululemon athletica inc., its wholly owned subsidiaries and Lululemon Japan Inc., a 60% controlled joint venture entity. All inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the Company’s results of operations for the interim periods reported and of its financial condition as of the date of the interim balance sheet have been included.
Cash and cash equivalents
     Cash and cash equivalents consist of cash on hand, bank balances and short-term deposits with original maturities of less than three months.

Accounts receivable
     Accounts receivable primarily arise out of sales to wholesale accounts, sales of material, royalties on sales owed to the Company by its franchisees and landlord tenant inducements. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable and is reviewed monthly. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered.
Inventories
     Inventories, consisting of finished goods, raw materials and work in process, are stated at the lower of cost and market value. Cost is determined using standard costs, which approximate average costs. For finished goods and work in process, market is defined as net realizable value, and for raw materials, market is defined as replacement cost. Cost of inventories includes acquisition and production costs including raw material, labor and an allocation of overhead, as applicable, and all costs incurred to deliver inventory to the Company’s distribution centres including freight, non-refundable taxes, duty and other landing costs.
     The Company periodically reviews its inventories and makes provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the cost of the inventory and its estimated net realizable value based upon assumptions about future demand, selling prices and market conditions.
Property and equipment
     Property and equipment are recorded at cost less accumulated depreciation. Costs related to software used for internal purposes are capitalized in accordance with the provisions of the Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”, whereby direct internal and external costs incurred during the application development stage or for upgrades that add functionality are capitalized. All other costs related to internal use software are expensed as incurred.
     Leasehold improvements are amortized on a straight-line basis over the lesser of the length of the lease, without consideration of option renewal periods, and the estimated useful life of the assets, to a maximum of five years. All other property and equipment are amortized using the declining balance method as follows:

Furniture and fixtures	20%
Computer hardware and software	30%
Equipment	30%
Vehicles	30%
Deferred revenue
     Payments received from franchisees for goods not shipped as well as receipts from the sale of gift cards are treated as deferred revenue. Franchise inventory deposits are included in other current liabilities and recognized as sales when the goods are shipped. Amounts received in respect of gift cards are recorded as deferred revenue. When gift cards are redeemed for apparel, the Company recognizes the related revenue.
     Based on historical experience, the Company estimates the value of gift cards not expected to be redeemed and, to the extent allowed by local laws, amortizes these amounts into income.
Revenue recognition
     Sales revenue includes sales of apparel to customers through corporate-owned and operated retail stores, phone sales, sales through a network of wholesale accounts, initial license and franchise fees, royalties from franchisees and sales of apparel to franchisees.

     Sales to customers through corporate-owned retail stores and phone sales are recognized at the point of sale, net of an estimated allowance for sales returns.
     Initial license and franchise fees are recognized when all material services or conditions relating to the sale of a franchise right have been substantially performed or satisfied by the Company, provided collection is reasonably assured. Substantial performance is considered to occur when the franchisee commences operations. Franchise royalties are calculated as a percentage of franchise sales and are recognized in the month that the franchisee makes the sale.
     Sales of apparel to franchisees and wholesale accounts are recognized when goods are shipped and collection is reasonably assured.
     All revenues are reported net of sales taxes collected for various governmental agencies.
Store pre-opening costs
     Operating costs incurred prior to the opening of new stores are expensed as incurred.
Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of inventory valuation, depreciation and amortization, impairment of long-lived assets and goodwill and recognition of breakage on gift cards. Actual amounts could differ materially from those estimates.
Stock-based compensation
     The Company accounts for stock-based compensation using the fair value method as required by Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R). The fair value of awards granted is estimated at the date of grant and recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. For awards with service and/or performance conditions, the total amount of compensation cost to be recognized is based on the number of awards expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation cost if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. For awards with market conditions, all compensation cost is recognized irrespective of whether such conditions are met.
     Certain employees are entitled to share-based awards from a principal stockholder of the Company. These awards are accounted for by the Company as employee compensation expense in accordance with the above-noted policies.
     The Company commenced applying FAS 123R when it introduced stock-based awards for its employees in the year ended January 31, 2006.
Income taxes
     The Company follows the liability method with respect to accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates that will be in effect when these differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
     In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or “FIN 48”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 beginning February 1, 2007.

     We file income tax returns in the U.S., Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At July 31, 2007, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Based on the Company’s evaluation, there are no significant uncertain tax positions requiring recognition in accordance with FIN 48.
Recently issued accounting standards
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its financial position and results of operations.
     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact that adopting FAS 159 will have on its financial position and results of operations.
Comparability
     Certain comparative amounts have been reclassified to conform to the presentation adopted in the current period.

NOTE 3.     STOCKHOLDERS’ EQUITY
Reorganization in connection with initial public offering
     In connection with the IPO, the Company entered into an Agreement and Plan of Reorganization dated April 26, 2007 (Reorganization Agreement), with all of its shareholders, lululemon usa inc. (Lulu USA), lululemon athletica canada inc. (LACI), Lulu Canadian Holding, Inc. (LCHI), LIPO Investments (Canada) Inc. (LIPO), LIPO Investments (USA), Inc. (“LIPO USA”) and Slinky Financial ULC: an entity owned by a principal stockholder of the Company, pursuant to which the parties executed a corporate reorganization of the Company on July 26, 2007, immediately following the execution of the underwriting agreement entered into in connection with the IPO. In the reorganization, all outstanding shares of the Company (which consisted of Series A shares and Series TS shares) and all outstanding shares of LIPO, which was combined with the Company prior to the reorganization, were exchanged for common shares of the Company or exchangeable shares issued by LCHI. Upon completion of the reorganization, Lulu USA and LACI became direct or indirect wholly-owned subsidiaries of the Company.
     The holders of Series A shares and Series TS shares prior to the reorganization of the Company received common shares of the Company in exchange for 107,995 Series A shares and 116,994 Series TS shares, and the holders of the 117,000,361 LIPO shares received either common shares of the Company or a combination of exchangeable shares of LCHI (wholly owned subsidiary of the Company) plus shares of special voting stock of the Company, in exchange for their LIPO shares. The exchangeable shares of LCHI and the special voting shares of the Company, when taken together, are the economic equivalent of the corresponding common shares of the Company and entitle the holder to one vote on the same basis and in the same circumstances as one corresponding share of the common shares of the Company. The exchangeable shares are exchangeable at any time, at the option of the holder on a one-for-one basis with the corresponding common shares of the Company.
     Lulu US repurchased all outstanding shares of its non-participating preferred stock for a purchase price of $1.00 per share.
     Prior to the reorganization, LIPO and LIPO USA had created stock-based compensation plans for eligible employees of LACI and Lulu USA. The eligible employees were granted options to acquire shares of LIPO and LIPO USA. The outstanding unvested stock options of LIPO were exchanged for options of LIPO USA which allow the holder to acquire shares of LIPO USA. Vested LIPO options are immediately exercised for shares in LIPO and then exchanged for a fraction of an exchangeable share or common share in the Company. The exercise price and the number of common shares of the Company subject to the new Company stock options (note 4) were set to preserve the intrinsic value and other terms and conditions of the LIPO and LIPO USA stock options being exchanged.
     For accounting purposes, the corporate reorganization has been reflected as if it had occurred at January 31, 2007.
Authorized share capital
     As part of the reorganization in connection with the initial public offering, the Company’s stockholders approved an amended and restated charter that provides for the issuance of up to 200,000,000 shares of common stock, 5,000,000 shares of undesignated preferred stock and 30,000,000 shares of special voting stock. Upon completion of the reorganization there were 44,290,778 shares of common stock, 20,935,041 shares of exchangeable stock and 20,935,041 shares of special voting stock outstanding. Additionally, 10,000,000 shares of common stock are reserved for issuance under the Company 2007 Equity and Incentive Plan. The Company’s stock options outstanding after completion of the reorganization were 4,479,176. The outstanding stock options issued to purchase shares of LACI and Lulu US prior to the reorganization were exchanged for options to acquire common shares of the Company at an adjusted exercise price.

Stock split
     As part of the reorganization in connection with the initial public offering, on July 26, 2007, a 2.38267841 for one stock split was effected for all authorized, issued, and outstanding shares of common stock of the Company. All common shares presented in the consolidated financial statements and the notes to the consolidated financial statements have been restated to properly reflect the July 26, 2007 stock split.
NOTE 4.     STOCK BASED COMPENSATION
     In July 2007, the Board adopted, and the Company’s stockholders approved in conjunction with the reorganization of the Company, the 2007 Equity Incentive Plan (the “2007 Plan”). Upon completion of the reorganization of the Company (note 3), outstanding awards under the Company’s predecessor plan were exchanged for awards under the 2007 Plan. The Plan provides for the grants of stock options, stock appreciation rights, restricted stock or restricted stock units to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company. Stock options granted to date have a 4-year vesting period and vest a rate of 25% per each year on the anniversary date of the grant. Restricted stock granted under the Plan vest one year from the date of the grant. To date, no stock appreciation rights or restricted stock units have been issued under the plan.
     For the three months ended July 31, 2007, the Company granted 9,996 shares of restricted common stock to directors. The restricted common stock vests one year after the grant date. Once granted, the restricted common stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per share until the shares vest.
     The following is a summary of the total number of outstanding stock options and restricted Common stock units issued under the plan:

			Outstanding Non
	Outstanding	Weighted Average	Vested Restricted	Weighted Average
	Options	Exercise Price	Common Stock	Exercise price

Balance at January 31, 2007	4,523,839	$0.58	—	$—
Granted	246,826	18.00	9,996	—
Exercised	—	—	—	—
Cancelled	44,663	0.58	—	—

Balance at July 31, 2007	4,726,002	$1.49	9,996	$—

Stockholder sponsored awards
     During the year ended January 31, 2006, LIPO and LIPO USA, entities controlled by a principal stockholder of the Company created stock-based compensation plans (the LIPO Plans) for certain eligible employees of the Company in order to provide incentive to increase stockholder value. Under the provisions of the LIPO plans, the eligible employees were granted options to acquire shares of LIPO and LIPO USA respectively. The board of directors of LIPO and LIPO USA would exchange the LIPO and LIPO USA shares held in trust for an equivalent number of shares of the Company to be held by LIPO and LIPO USA, respectively, on the exchange date.
     On December 1, 2005, LIPO and LIPO USA each granted 5,295,952 Series A options with an exercise price of CA$0.00001 and an expiry date of December 1, 2009 and 11,062,179 Series B options with an expiry date of December 1, 2010, respectively. The LIPO and LIPO USA Series B options had exercise prices of CA$0.99 and $0.01, respectively. Each Series A option and each Series B option entitled the holder to acquire one share of common stock of the respective companies.
     While all of the Series A options of both companies vested on December 5, 2005 and were immediately exercised, 3,549,444 of the common shares of LIPO and LIPO USA issued were designated as forfeitable. These forfeitable shares are considered to be non-vested for accounting purposes and were considered not to be earned as of December 5, 2005. These non-vested shares became non-forfeitable over a four-year requisite service period ending on December 5, 2009. In addition, on December 5, 2005, 2,239,395 of the Series B options vested, with the remaining options vesting over a five-year period ending December 5, 2010.
     In connection with the reorganization of the Company, the LIPO Series A awards and vested LIPO Series B awards were exchanged for exchangeable shares of the Company through a series of transactions. The LIPO Series B unvested options were cancelled and new LIPO USA Series B stock options with an exercise price of $0.01 were issued using a conversion factor set out in the reorganization agreement. The cancellation of the LIPO Series B unvested options and the issuance of the new LIPO USA Series B Stock options occurred with the relative intrinsic value and other terms and conditions being preserved through the number and terms of new options being granted.
     The summary of activity and changes related to forfeitable shares issued under the LIPO Series A options since inception of the plans is as follows:

Weighted
Average
Purchase
	Number of	Price
	Shares	CA$
Balance at January 31, 2007	541,394	0.00001
Exercisable at January 31, 2007	—	—
Granted	—	—
Exercised	—	—
Cancelled	—	—

Balance at July 31, 2007	541,394	0.00001

Exercisable at July 31, 2007	—	—
     The Company records compensation expense for forfeitable shares issued under LIPO Series A over the requisite service period of 5 years. Under the fair value method, compensation expenses were $266,860 and $306,963 for the three month periods ended July 31, 2006 and 2007, and $514,142 and $584,550 for the six month periods ended July 31, 2006 and 2007, respectively
     The summary of option grants, forfeitures, vesting and exercises under the LIPO Series B Plan since inception is as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	options	CA $
Balance at January 31, 2007	33,303,016	0.01
Exercisable at January 31, 2007	4,110,511	0.01
Granted	—	—
Exercised	—	—
Cancelled	—	—

Balance at July 31, 2007	33,303,016	0.01

Exercisable at July 31, 2007	4,110,511	0.01
     The Company recorded compensation expense for shares issued under the LIPO Series B options, over the requisite service period of 5 years. Under the fair value method, compensation expenses were $204,083 and $235,473 for the three month periods ended July 31, 2006 and 2007, and $393,778 and $447,865 for the six month periods ended July 31, 2006 and 2007, respectively.
     The LIPO series B stock options will convert to exchangeable shares upon exercise at a conversion factor as set out in the Reorganization Agreement. If all of the LIPO Series B options were to vest and are exercised at July 31, 2007, they would result in the issuance of 1,474,925 exchangeable shares.
     Class B LIPO USA Options and LIPO USA Forfeitable Shares issued on exercise Class A LIPO Options vest as follows:

Date	Class B Options	Forfeitable Shares	Total
December 5, 2005	2,141,116	1,744,816	3,885,932
December 5, 2006	1,969,395	1,195,821	3,165,216
December 5, 2007	9,032,783	1,195,822	10,228,605
December 5, 2008	8,809,836	861,389	8,951,225
December 5, 2009	7,204,148	287,706	7,491,854
December 5, 2010	4,145,738	—	4,145,738

Total	33,303,016	5,285,554	38,588,570

NOTE 5.     LEGAL PROCEEDINGS
     On March 14, 2007, a former executive officer filed suit against the Company for breach of contract, wrongful dismissal and negligent misrepresentation seeking damages in an unspecified amount plus costs and intent. The Company believes the claim is without merit and is vigorously defending against it.
     The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the Company’s continued financial position, results of operations or cash flows.
NOTE 6.     EARNINGS PER SHARE
     In conjunction with the IPO of the Company, the Company’s capital structure was reorganized such that LIPO became an indirect, wholly-owned subsidiary of the Company, and the holders of preferred shares of the Company acquired common shares of the Company in exchange for their preferred shares, while the holders of LIPO shares acquired either common shares of the Company or a combination of exchangeable shares of LCHI plus shares of special voting stock of the Company, in exchange for their LIPO shares. In connection with the reorganization, each outstanding share of the Company’s common stock was split into 2.38267841 shares of common stock, with a corresponding effect on outstanding options and exercise prices. The common stock and options outstanding as of the completion of the reorganization was 65,225,819 shares and 4,479,176 options, respectively. In addition, the outstanding stock options of Lulu Canada and Lulu US were exchanged for options to acquire common shares of the Company at an adjusted exercise price. The exercise of options under the LIPO plans have been excluded as any shares of LAI ultimately issued on exercise of these options have already been included in the exchangeable shares.
     The detail of the computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Net income	$5,121,998	$1,939,596	$8,664,064	$5,120,768
Basic weighted average number of shares outstanding	65,225,819	65,225,819	65,225,819	65,225,819
Basic earnings per share	$0.08	$0.03	$0.13	$0.08
Basic weighted average number of shares outstanding	65,225,819	65,225,819	65,225,819	65,225,819
Effect of stock options assume exercised	3,665,418	3,655,422	3,653,013	3,643,017

Diluted weighted average number of shares outstanding	68,891,237	68,881,241	68,878,832	68,868,836
Diluted earnings per share	$0.07	$0.03	$0.12	$0.07
     Our calculation of weighted average shares include the common stock of the Company as well as the exchangeable shares of LCHI. Exchangeable shares are the equivalent of common shares in all respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the 3 and 6 months ended July 31, 2007, 246,826 employee and director stock options were dilutive to earnings and are included in the computation of diluted earnings per share.
NOTE 7.     SUPPLEMENTARY FINANCIAL INFORMATION
     A summary of certain balance sheet accounts is as follows:

	July 31,	January 31,
	2007	2007

Accounts receivable:
Accounts receivable	$3,457,650	$2,290,665
Allowance for doubtful accounts	—	—

	$3,457,650	$2,290,665

Inventories:
Finished goods	$23,185,741	$21,310,791
Work in process	285,965	1,634,196
Raw materials	1,968,407	4,644,620
Provision to reduce inventory to market value	(1,592,000)	(961,494)

	$23,848,113	$26,628,113

	July 31,	January 31,
	2007	2007

Property and equipment:
Leasehold improvements	$23,105,254	$15,954,887
Furniture and fixtures	8,424,236	5,287,109
Computer hardware	2,753,863	1,941,252
Computer software	3,543,181	1,591,572
Equipment	113,658	90,808
Vehicles	92,280	83,398
Accumulated amortization	(10,817,223)	(7,211,652)

	$27,215,249	$17,737,374

Intangible assets:
Reacquired franchise rights	$8,466,469	$2,835,441
Non-competition agreements	844,517	769,252
Accumulated amortization	(2,106,482)	(1,464,682)

	$7,204,504	$2,140,011

Other non-current assets:
IPO costs	$6,982,785	$—
Prepaid rent, deposits and key money	2,242,378	2,522,906

	$9,225,163	$2,522,906

Accrued liabilities:
Settlement of lawsuit	$—	$7,228,310
Inventory in transit	1,313,446	1,877,065
Wages and vacation payable	4,250,021	2,816,751
IPO costs	2,265,997	—
Sales tax collected	1,425,914	927,555
Other	2,287,627	1,670,952

	$11,543,005	$14,520,633

Other liabilities:
Deferred lease liability	$2,279,755	$1,585,097
Tenant inducements	2,206,900	438,571
Deferred revenue	4,017,641	3,307,044
Less: Current portion	(3,294,842)	(2,652,491)

	$5,209,454	$2,678,221

NOTE 8.     SUPPLEMENTARY CASH FLOW INFORMATION
     Changes in non-cash working capital items:

	July 31,	July 31,
	2007	2006

Increase in accounts receivable	$(1,166,985)	$(1,602,867)
(Increase) decrease in prepaid expenses	(347,519)	209,445
Decrease in inventories	3,187,355	1,477,516
Decrease in related parties	172,378	394,926
Increase in other current assets	(2,588,060)	(421,029)
Decrease in trade accounts payable	(4,961)	(4,367,979)
(Decrease) increase in accrued liabilities	(3,038,318)	773,566
Increase (decrease) in other current liabilities	64,007	(207,497)
(Decrease) increase in income taxes payable	(3,808,338)	4,876,222

	$(7,530,441)	$1,132,303

Cash paid for income taxes	$3,341,438	$1,544,652
Interest paid	1,684	9,568

NOTE 9.     SEGMENT REPORTING
     The Company’s reportable segments are comprised of corporate owned stores, franchises and wholesale, phone sales, warehouse sales and showrooms have been combined into other. There has been no change in the basis of this segmentation, accounting policies of the segments or the basis of measurement of segment profit or loss from that disclosed in our recently filed Registration Statement on Form S-1 (file no. 333-142477). Information for these segments is detailed in the table below:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Net revenue:
Corporate-owned stores	$53,091,644	$26,830,625	$91,099,424	$48,976,692
Franchises	3,401,038	4,481,723	8,318,544	8,845,633
Other	2,188,262	1,205,089	4,052,433	2,878,692

Income from operations before general corporate expense:
Corporate-owned stores	$17,267,439	$7,296,675	$29,444,387	$15,160,788
Franchises	1,685,989	2,333,556	4,025,269	4,269,027
Other	1,054,791	739,089	1,872,148	1,253,678

General corporate expense	10,238,691	7,133,240	18,724,145	11,334,049

Net operating income	9,769,526	3,236,080	16,617,659	9,349,444
Other expense (income), net	(70,516)	(21,852)	(177,512)	(44,422)

Income before income taxes	$9,840,042	$3,257,932	$16,795,171	$9,393,866

Capital expenditures:
Corporate-owned stores	$5,320,961	$3,499,646	$7,231,448	$5,773,244
Corporate	1,704,112	235,620	2,808,505	683,581

Depreciation:
Corporate-owned stores	$1,266,615	$918,926	$2,487,046	$1,542,576
Corporate	170,937	287,850	403,263	517,965
NOTE 10.     SUBSEQUENT EVENTS
     On August 2, 2007, the Company completed an initial public offering of 20,930,000 shares of common stock at a price to the public of $18.00 per share, of which 2,290,909 shares were sold by the Company 15,909,091 were sold by the selling stockholders, and 2,730,000 shares were sold by certain of the selling stockholders pursuant to the underwriters’ over-allotment option. Upon completing the offering, the Company received net proceeds of approximately $31,849,817.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Some of the statements contained in this Form 10-Q and any documents incorporated herein by reference constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.
     The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These factors include without limitation:
•	our ability to manage our operations at our current size or manage growth effectively;

•	our ability to locate suitable locations to open new stores and to attract customers to our stores;

•	our ability to successfully expand in the United States and other new markets;

•	our ability to finance our growth and maintain sufficient levels of cash flow;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to maintain recent levels of comparable store sales or average sales per square foot;

•	our ability to continually innovate and provide our consumers with improved products;

•	the ability of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our lack of long-term supplier contracts;

•	our lack of patents or exclusive intellectual property rights in our fabrics and manufacturing technology;

•	our ability to attract and maintain the services of our senior management and key employees;

•	the availability and effective operation of management information systems and other technology;

•	changes in consumer preferences or changes in demand for technical athletic apparel and other products;

•	our ability to accurately forecast consumer demand for our products;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to find suitable joint venture partners and expand successfully outside North America;

•	our ability to maintain effective internal controls; and

•	changes in general economic or market conditions, including as a result of political or military unrest or terrorist attacks.

     The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.
Overview
     We believe lululemon is one of the fastest growing designers and retailers of technical athletic apparel in North America. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of July 31, 2007, our branded apparel was principally sold through 60 corporate-owned and franchise stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the second quarter of fiscal 2007, 82.5% of our net revenue was derived from sales of our products in Canada, 16.2% of our net revenue was derived from the sales of our products in the United States and 1.3% of our net revenue was derived from sales of our products in Australia and Japan.
     Our net revenue has grown from $40.7 million for fiscal 2004 to $148.9 million for fiscal 2006. This represents a compound annual growth rate of 91.1%. Our net revenue also increased from $32.5 million for the second quarter of fiscal 2006 to $58.7 million for the second quarter of fiscal 2007, representing a 80.5% increase. By the end of fiscal 2004, we operated 20 stores including 14 corporate-owned stores and six franchise stores in Canada, the United States and Australia. The majority of our stores were located in Canada, with only three corporate-owned stores in the United States and one franchise store in Australia. Our increase in net revenue from fiscal 2004 to fiscal 2006 resulted from the addition of 17 retail locations in fiscal 2005 and 14 retail locations in fiscal 2006 and strong comparable store sales growth of 19% and 25% in fiscal 2005 and fiscal 2006, respectively. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.
     The two most important determinants of our future net revenue, earnings and cash flow growth are the successful expansion of our corporate-owned store base and increases in comparable store sales. Though we expect continued growth in net revenues, we expect our growth rate to decline in the future relative to the rate of growth we have experienced in historical periods as incremental revenue is measured against a larger revenue base. Moreover, we expect a significant portion of our new store growth to be concentrated in the United States. While we believe there is a significant opportunity to expand our store base in the United States, our brand is still relatively new in the United States and, therefore, our success is uncertain. To help manage our growth in the United States, we have hired senior-level employees over the last twelve months with experience in the United States retail environment. Additionally, we are focused on continuing to grow our comparable store sales by increasing brand awareness through our community-based marketing efforts, developing innovative technical athletic apparel that our customers demand and offering a distinctive retail experience. Future comparable store sales growth will depend on our ability to continue to attract and retain motivated corporate- and store-level employees that are passionate about the lululemon athletica vision. Other external factors that could affect our net revenue, earnings and cash flows, though to a lesser degree than the factors above, include fluctuations in the relative value of the U.S. dollar compared to the Canadian dollar and general economic conditions in our target markets.
     lululemon was founded in 1998 by Dennis “Chip” Wilson in Vancouver, Canada. lululemon athletica inc. (formerly known as Lululemon Corp. and before that as Lulu Holding, Inc.) is the holding company for all our related entities, including our two primary operating companies lululemon usa inc. and lululemon athletica canada inc. On August 2, 2007 lululemon athletica inc. completed an initial public offering.
     We have three reportable segments: corporate-owned stores, franchises and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our franchises segment accounted for more than 10% of our net revenues for each of fiscal 2005 and fiscal 2006 and 5.8% of our net revenues for the second quarter of fiscal 2007. Opening new franchise stores is not a significant part of our near-term store growth strategy, and we therefore expect that revenue derived from our franchise stores will eventually comprise less than 10% of the net revenue we report in future fiscal years, at which time we will reevaluate our segment reporting disclosures. Our other operations accounted for less than 10% of our revenues in each of fiscal 2005 and fiscal 2006 and 3.7% of our revenues for the second quarter of fiscal 2007.

     As of July 31, 2007, we sold our products through 52 corporate-owned stores located in Canada, the United States and Japan. Most of our corporate-owned stores are located in North America, with only three corporate-owned stores located in Japan. We plan to increase our net revenue in North America by opening additional corporate-owned stores in new and existing markets. Corporate-owned stores net revenue accounted for 81.1% of total net revenue for fiscal 2006 and 90.5% of total net revenue for the second quarter of fiscal 2007.
     As of July 31, 2007, we also had six franchise stores located in North America and two franchise stores located in Australia. In the past, we have entered into franchise agreements to distribute lululemon athletica branded products to more quickly disseminate our brand name and increase our net revenue and net income. In exchange for the use of our brand name and the ability to operate lululemon athletica stores in certain regions, our franchisees generally pay us a one-time franchise fee and ongoing royalties based on their gross revenue. Additionally, unless otherwise approved by us, our franchisees are required to sell only lululemon athletica branded products, which are purchased from us at a discount to the suggested retail price. Pursuing new franchise partnerships or opening new franchise stores is not a significant part of our near-term store growth strategy. In some cases, we may exercise our contractual rights to purchase franchises where it is attractive to us. Franchises net revenue accounted for 14.3% of total net revenue for fiscal 2006 and 5.8% of total net revenue for the second quarter of fiscal 2007.
     We believe that our athletic apparel has and will continue to appeal to consumers outside of North America who value its technical attributes as well as its function and style. In 2004, we opened our first franchise store in Australia. In the second quarter of fiscal 2007 we opened our second franchise store in Australia. We intend to convert the Australian franchise operations into a joint venture partnership. In 2005, we opened a franchise store in Japan. In 2006, we terminated our franchise arrangement and entered into a joint venture agreement with Descente Ltd, or Descente, a global leader in fabric technology, to operate our stores in Japan. This joint venture company is named Lululemon Japan Inc. As of July 31, 2007, we operated three stores through Lululemon Japan Inc. Because we own 60% of the joint venture and maintain control over it, the financial results of Lululemon Japan Inc. are consolidated and included in our corporate-owned stores segment. We plan to increase net revenue in markets outside of North America primarily by opening additional stores with joint venture partners in existing markets as well as opening stores in new markets with new joint venture partners.
     In addition to deriving revenue from sales through our corporate-owned stores and our franchises, we also derive other net revenue, which includes the sale of our products directly to wholesale customers, telephone sales to retail customers, including related shipping and handling charges, warehouse sales and sales through a limited number of company operated showrooms. Wholesale customers include select premium yoga studios, health clubs and fitness centers. Telephone sales are taken directly from retail customers through our call center. Warehouse sales are typically held at one or more times a year to sell slow moving inventory or inventory from prior seasons to retail customers at discounted prices. Our showrooms are typically small locations that we open from time to time when we enter new markets and feature a limited selection of our product offering during select hours. Other net revenue accounted for 4.6% of total net revenue for fiscal 2006 and 3.7% of total net revenue for the second quarter of fiscal 2007.
     We believe that a number of trends relevant to our industry have affected our results and may continue to do so. Specifically, we believe that there is an increasing appreciation for the health benefits of yoga and related fitness activities in our markets and that women, our primary customers, are increasingly embracing an active healthy lifestyle. As such, we believe that participation in yoga and related fitness activities will continue to grow. There is also an increasing demand for technical athletic apparel relative to traditional athletic apparel, and we believe that more people are wearing technical apparel in casual environments to create a healthy lifestyle perception. The duration and extent of these trends, however, is unknown, and adverse changes in these trends may negatively impact our net revenue, earnings or cash flows.
     Our fiscal year ends on January 31. References to a particular fiscal year refer to the fiscal year ended or January 31 in the year following the year mentioned.

Results of Operations
Three months ended July 31, 2007 compared to three months ended July 31, 2006
     The following table summarizes key components of our results of operations for the three months ended July 31, 2007 and July 31, 2006. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Three Months Ended July 31
	2007	2006	2007	2006
	(in thousands)		(percentages)
Net revenue	$58,681	$32,517	100.0	100.0
Cost of goods sold (including stock-based compensation expense of $193 and $70)	27,434	16,614	46.8	51.1
Gross profit	31,247	15,903	53.2	48.9
Operating expenses:
Selling, general and administrative expenses (including stock-based compensation expense of $1,368 and $720)	21,477	12,667	36.6	39.0
Income from operations	9,770	3,236	16.6	10.0
Other expenses (income)	(71)	(22)	(0.1)	0.0
Income before income taxes	9,840	3,258	16.8	10.0

Provision for income taxes	4,798	1,318	8.2	4.1
Non-controlling interest	(80)	—	(0.1)	—

Net income	$5,122	$1,940	8.7	5.9
Net Revenue
     Net revenue increased $26.1 million, or 80.5%, to $58.7 million for the second quarter of fiscal 2007 from $32.5 million for the second quarter of fiscal 2006. This increase was the result of increased comparable store sales, and sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the second quarter of fiscal 2006 remained constant, our net revenue would have increased $24.2 million or 74.4% for the second quarter of fiscal 2007.

	Three Months Ended July 31,
	2007	2006
	(In thousands)
Net revenue by segment:
Corporate-owned stores	$53,092	$26,831
Franchises	3,401	4,482
Other	2,188	1,204

Net revenue	$58,681	$32,517
     Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $26.3 million, or 97.9%, to $53.1 million for the second quarter of fiscal 2007 from $26.8 million for the second quarter of fiscal 2006. The following contributed to the $26.3 million increase in net revenue from our corporate-owned stores segment.
•	Comparable store sales growth of 30.0% in the second quarter of fiscal 2007. Assuming the average exchange rate between the Canadian and the United States dollars for the second quarter of fiscal 2006 remained constant our comparable store sales would have increased 25.0% for the second quarter of fiscal 2007. The increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.
•	Net revenue of $11.3 million from 16 corporate-owned stores we opened, consisting of five in Canada, eight in the United States and three in Japan subsequent to July 31, 2006, the comparative period.
•	The acquisition of three Calgary franchise stores in April 2007.

     Franchises. Net revenue from our franchises segment decreased $1.1 million, or 24.1%, to $3.4 million for the second quarter of fiscal 2007 from $4.5 million for the second quarter of fiscal 2006. The decrease in net revenue from our franchises segment consisted primarily of franchises net revenue of $2.4 million that shifted to corporate-owned stores net revenue when we acquired three franchise stores in Calgary offset by increased franchise revenue from our remaining franchise locations together with the contribution of revenue from two new franchise locations in the United States and one new location in Australia.
     Other. Net revenue from our other segment increased $1.0 million, or 81.7%, to $2.2 million for the second quarter of fiscal 2007 from $1.2 million for the second quarter of fiscal 2006. The $1.0 million increase was primarily the result of increased wholesale, phone and showroom sales.
Gross Profit
     Gross profit increased $15.3 million, or 96.5%, to $31.2 million for the second quarter of fiscal 2007 from $15.9 million for the first quarter of fiscal 2006. The increase in gross profit was driven principally by:
•	an increase of $26.3 million in net revenue from our corporate-owned stores segment;

•	an increase of $1.0 million in net revenue from our other segment; and
     This amount was partially offset by:
•	an increase in product costs of $8.1 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $1.5 million related to an increase in corporate-owned stores;

•	an increase of $0.8 million in expenses related to distribution costs to support our growth;

•	a net increase in the raw materials provision of $0.2 million recorded in current period from the comparative period; and

•	an increase in depreciation of $0.3 million primarily related to an increase in corporate-owned stores.
     Gross profit as a percentage of net revenue, or gross margin, increased 4.3% to 53.2% for the second quarter of fiscal 2007 from 48.9% for the second quarter of fiscal 2006. The increase in gross margin resulted from:
•	a decrease in product costs as a percentage of net revenue that contributed to an increase in gross margin of 1.9% due to an increase in higher margin revenues associated with the proportionate increase in corporate-owned stores, an increase in product pricing and fewer markdowns on product;

•	a decrease in expenses related to our production, design and distribution departments (including stock-based compensation expense) as a percentage of net revenue from fiscal 2005 to fiscal 2006 which contributed to an increase in gross margin of 0.9%;

•	a decrease in occupancy costs as a percentage of revenue contributed to an increase in gross margin of 0.9%; and

•	a decrease in depreciation costs as a percentage of revenue contributed to an increase in gross margin of 0.7%.
     Our costs of goods sold in the second quarter of fiscal 2007 and the second quarter of fiscal 2006 included $0.2 million and $0.1 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $8.8 million, or 70.0%, to $21.5 million for the second quarter of fiscal 2007 from $12.7 million for the second quarter of fiscal 2006. As a percentage of net revenue; selling, general and administrative expenses decreased 2.4% to 36.6% from 39.0%. The $8.8 million increase in selling, general and administrative expenses was principally comprised of:
•	an increase in store employee compensation of $3.5 million or 86.5% related to opening additional corporate-owned stores;

•	an increase in corporate compensation of $2.8 million or 130.6% principally due to hiring of additional employees to support our growth;

•	an increase in other store operating expenses of $2.1 million or 151.4%; and

•	an increase in other corporate expenses such as stock based compensation, travel expenses and rent associated with corporate facilities of $2.2 million or 124%.
     This amount was partially offset by:
•	a decrease in professional fees of $1.7 million or 66%.
     Our selling, general and administrative expenses in the second quarter of fiscal 2007 and the second quarter of fiscal 2006 included $1.4 million and $0.7 million, respectively, of stock-based compensation expense.
Income from Operations
     The increase of $6.5 million in income from operations for the second quarter of fiscal 2007 was primarily due to a $15.3 million increase in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened, partially offset by an increase of $8.8 million in selling, general and administrative expenses.
     On a segment basis, we determine income from operations without taking into account our general corporate expenses such as corporate employee costs, travel expenses and corporate rent. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our production, design and distribution departments have been allocated to this segment.
     Income from operations (before general corporate expenses) from:
•	our corporate-owned stores segment increased $10.0 million, or 136%, to $17.3 million for the second quarter of fiscal 2007 from $7.3 million for the second quarter of fiscal 2006 primarily due to an increase in corporate-owned stores gross profit of $15.7 million, offset by an increase of $3.6 million in store employee expenses and an increase of $2.1 million in other store expenses;

•	our franchises segment decreased $0.6 million, or 27.8%, to $1.7 million for the second quarter of fiscal 2007 from $2.3 million for the first quarter of fiscal 2006 primarily from franchises net revenue of $2.1 included in the comparative period that shifted to corporate-owned stores net revenue when we acquired three franchise stores in Calgary offset by increased franchise revenue from our remaining franchise locations and new locations; and

•	our other segment increased $0.3 million, or 42.7%, to $1.1 million for the second quarter of fiscal 2007 from $0.7 million for the second quarter of fiscal 2006 primarily due to an increase in revenue of $1.0 million and a decrease of $0.7 million in product costs.

Provision for Income Taxes
     Provision for income taxes increased $3.5 million to $4.8 million for the second quarter of fiscal 2007 from $1.3 million for the second quarter of fiscal 2006. For the second quarter of fiscal 2007, our effective tax rate was 48.7% compared to 40.4% for the second quarter of fiscal 2006. In both the second quarter of fiscal 2006 and the second quarter of fiscal 2007, we generated losses in the United States which we were unable to offset against our income in Canada for tax purposes. In the second quarter of fiscal 2006 and the second quarter of fiscal 2007, we also incurred stock-based compensation expenses of $0.8 million and $1.6 million, respectively, which were not deductible for tax purposes during these periods.
Net Income
     Net income increased $3.2 million to $5.1 million for the second quarter of fiscal 2007 from $1.9 million for the second quarter of fiscal 2006. The increase in net income of $3.2 million for the second quarter of fiscal 2007 was a result of an increase in gross profit of $15.3 million resulting from increased comparable store sales and additional sales from corporate-owned stores opened, offset by increases in selling, general and administrative expenses of $8.8 million and an increase of $3.5 million in provision for income taxes.
Six months ended July 31, 2007 compared to six months ended July 31, 2006
     The following table summarizes key components of our results of operations for the six months ended July 31, 2007 and July 31, 2006. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Six Months Ended July 31
	2007	2006	2007	2006
	(in thousands)		(percentages)
Net revenue	$103,470	$60,701	100.0	100.0
Cost of goods sold (including stock-based compensation expense of $362 and $164)	49,412	30,278	47.8	49.9
Gross profit	54,058	30,423	52.2	50.1
Operating expenses:
Selling, general and administrative expenses (including stock-based compensation expense of $2,606 and $1,170)	37,440	21,073	36.2	34.7
Income from operations	16,618	9,350	16.1	15.4
Other expense (income), net	(177)	(44)	(0.1)	(0.1)
Income before income taxes	16,795	9,394	16.2	15.5

Provision for income taxes	8,247	4,273	8.0	7.1
Non-controlling interest	(116)	—	(0.2)	—

Net income	$8,664	$5,121	8.4	8.4
Net Revenue
     Net revenue increased $42.8 million, or 70.5%, to $103.5 million for the first half of fiscal 2007 from $60.7 million for the first half of fiscal 2006. This increase was the result of increased comparable store sales and sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the first half of fiscal 2006 remained constant, our net revenue would have increased $41.0 million or 67.5% for the first half of fiscal 2007.

	Six Months Ended July 31
	2007	2006
	(In thousands)
Net revenue by segment:
Corporate-owned stores	$91,099	$48,977
Franchises	8,319	8,846
Other	4,052	2,878

Net revenue	$103,470	$60,701

     Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $42.1 million, or 86.0%, to $91.1 million for the first half of fiscal 2007 from $49.0 million for the first half of fiscal 2006. The following contributed to the $42.1 million increase in net revenue from our corporate-owned stores segment.
•	Comparable store sales growth of 25.0% in the first half of fiscal 2007. Assuming the average exchange rate between the Canadian and the United States dollars for the first half of fiscal 2006 remained constant our comparable store sales would have increased 23.0% for the first half of fiscal 2007. The increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

•	Net revenue of $16.1 million from 16 corporate-owned stores we opened, consisting of five in Canada, eight in the United States and three in Japan subsequent to July 31, 2006, the comparative period.

•	The acquisition of three Calgary franchise stores in April, 2007.
     Franchises. Net revenue from our franchises segment decreased $0.5 million, or 6.0%, to $8.3 million for the first half of fiscal 2007 from $8.8 million for the first half of fiscal 2006. The decrease in net revenue from our franchises segment consisted primarily of franchises net revenue of $4.7 that shifted to corporate-owned stores net revenue when we acquired three franchise stores in Calgary offset by increased franchise revenue from our remaining franchise locations together with the contribution of revenue from two new franchise locations in the United States and one new location in Australia.
     Other. Net revenue from our other segment increased $1.2 million, or 40.8%, to $4.1 million for the first half of fiscal 2007 from $2.9 million for the first half of fiscal 2006. The $1.2 million increase was primarily the result of increased wholesale, phone and showroom sales.
Gross Profit
     Gross profit increased $23.6 million, or 77.7%, to $54.1 million for the first half of fiscal 2007 from $30.4 million for the first half of fiscal 2006. The increase in gross profit was driven principally by:
•	an increase of $42.1 million in net revenue from our corporate-owned stores segment;

•	an increase of $1.2 million in net revenue from our other segment; and
     This amount was partially offset by:
•	an increase in product costs of $13.8 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $2.9 million related to an increase in corporate-owned stores;

•	an increase of $1.5 million in expenses related to distribution costs to support our growth;

•	a net increase in the raw materials provision of $0.4 million recorded in current period from the comparative period; and

•	an increase in depreciation of $0.9 million primarily related to an increase in corporate-owned stores.

     Gross profit as a percentage of net revenue, or gross margin, increased 2.1% to 52.2% for the first half of fiscal 2007 from 50.1% for the first half of fiscal 2006. The increase in gross margin resulted from:
•	a decrease in product costs as a percentage of net revenue that contributed to a decrease in gross margin of 1.3% due to an increase in higher margin revenues associated with the proportionate increase in corporate-owned stores, an increase in product pricing and fewer markdowns on product; and

•	a decrease in expenses related to our production, design and distribution departments (including stock-based compensation expense) as a percentage of net revenue from the first half of fiscal 2007 compared to the first half of fiscal 2006 which contributed to an increase in gross margin of 0.8%.
     Our costs of goods sold in the first half of fiscal 2007 and the first half of fiscal 2006 included $0.4 million and $0.2 million, respectively, of stock-based compensation expense.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $16.4 million, or 77.7%, to $37.4 million for the first half of fiscal 2007 from $21.1 million for the first half of fiscal 2006. As a percentage of net revenue, selling, general and administrative expenses increased 1.5% to 36.2% from 34.7%. The $16.4 million increase in selling, general and administrative expenses was principally comprised of:
•	an increase in store employee compensation of $5.9 million or 79.8% related to opening additional corporate-owned stores;

•	an increase in corporate compensation of $5.4 million or 148.7% principally due to hiring of additional employees to support our growth;

•	an increase in other store operating expenses of $3.1 million or 131%;

•	an increase in other corporate expenses such as travel expenses and rent associated with corporate facilities of $1.8 million or 69.4%; and

•	an increase in stock-based compensation expense of $1.6 million or 165.3%.
     This amount was partially offset by:
•	a decrease in professional fees of $1.6 million or 47.9%.
     Our selling, general and administrative expenses in the first half of fiscal 2007 and the first half of fiscal 2006 included $2.6 million and $1.0 million, respectively, of stock-based compensation expense.
Income from Operations
     The increase of $7.3 million in income from operations for the first half of fiscal 2007 was primarily due to a $23.6 million increase in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened during fiscal 2006 and the first half of fiscal 2007, partially offset by an increase of $16.4 million in selling, general and administrative expenses.
     On a segment basis, we determine income from operations without taking into account our general corporate expenses such as corporate employee costs, travel expenses and corporate rent. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our production, design and distribution departments have been allocated to this segment.
     Income from operations (before general corporate expenses) from:
•	our corporate-owned stores segment increased $14.3 million, or 94.2%, to $29.4 million for the first half of fiscal 2007 from $15.1 million for the first half of fiscal 2006 primarily due to an increase in corporate-owned stores gross profit of $23.3 million, offset by an increase of $5.9 million in store employee expenses and an increase of $3.1 million in other store expenses;

•	our franchises segment decreased $0.2 million, or 5.7%, to $4.0 million for the first half of fiscal 2007 from $4.2 million for the first half of fiscal 2006 primarily from franchises net revenue of $4.7 million included in the comparative period that shifted to corporate-owned stores net revenue when we acquired three franchise stores in Calgary offset by increased franchise revenue from our remaining franchise locations; and

•	our other segment increased $0.6 million, or 49.3%, to $1.9 million for the first half of fiscal 2007 from $1.3 million for the first half of fiscal 2006 primarily due to an increase in revenue of $1.2 million and a increase of $0.6 million in product costs.
Provision for Income Taxes
     Provision for income taxes increased $4.0 million to $8.2 million for the first half of fiscal 2007 from $4.3 million for the first half of fiscal 2006. For the first half of fiscal 2007, our effective tax rate was 49.1% compared to 45.5% for the first half of fiscal 2006. In both the first half of fiscal 2006 and the first half of fiscal 2007, we generated losses in the United States which we were unable to offset against our income in Canada for tax purposes. In the first half of fiscal 2006 and the first half of fiscal 2007, we also incurred stock-based compensation expenses of $1.0 million and $3.0 million, respectively, which were not deductible for tax purposes during these periods.
Net Income
     Net income increased $3.5 million to $8.7 million for the first half of fiscal 2007 from $5.1 million for the first half of fiscal 2006. The increase in net income of $3.5 million for the first half of fiscal 2007 was a result of an increase in gross profit of $23.6 million resulting from increased comparable store sales and additional sales from corporate-owned stores opened, offset by increases in selling, general and administrative expenses of $16.4 million and an increase of $4.0 million in provision for income taxes.
Liquidity and Capital Resources
     Our cash requirements are principally for working capital and capital expenditures, principally the build out cost of new stores, renovations of existing stores, and improvements to our distribution facility and corporate infrastructure. Our need for working capital is seasonal, with the greatest requirements from August through the end of November each year as a result of our inventory build-up during this period for our holiday selling season. Historically, our main sources of liquidity have been cash flow from operating activities and borrowings under our existing and previous revolving credit facilities.
     At July 31, 2007, our working capital (excluding cash and cash equivalents) was $3.4 million and our cash and cash equivalents were $9.7 million.
     The following presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.
Operating Activities
     Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts receivable, inventories, accounts payable and accrued expenses.
     For the six months ended July 31, 2007, cash provided by operating activities increased $1.5 million to $9.6 million compared to cash provided by operating activities of $8.1 million in the six months ended July 31, 2006. The $1.5 million increase was primarily a result of:
•	an increase in net income of $3.5 million;

•	an increase in items not affecting cash of $6.6 million; and

•	offset by a net decrease in other non-cash balances of $8.6 million.

Investing Activities
     Investing Activities relate entirely to capital expenditures and acquisitions of franchises. Cash used in investing activities increased $6.2 million to $12.5 million for six months ended July 31, 2007 from $6.3 million for six months ended July 31, 2006. The $6.2 million increase was a result of our $5.0 million acquisition of three franchise stores in Calgary and an increase in the purchase of property and equipment resulting primarily from new store openings and IT capital expenditures of $3.0 million offset by cash provided by tenant inducements of $1.6 million.
Financing Activities
     Financing Activities consist primarily of costs associated with our IPO. Cash used in financing activities increased to $4.7 million for the six months ended July 31, 2007 from $nil for the six months ended July 31, 2006.
     We believe that our cash from operations, proceeds from our initial public offering and borrowings available to us under our revolving credit facility, will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 24 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in “Risk Factors.” In addition, we may make discretionary capital improvements with respect to our stores, distribution facility, headquarters, or other systems, which we would expect to fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.
Seasonality
     In fiscal 2005 and fiscal 2006, we recognized over 35% of our net revenue in the fourth quarter due to significant increases in sales during the holiday season. We recognized 48.8% and 11.5% of our net income in the fourth quarter in fiscal 2005 and fiscal 2006, respectively. The amount of net income attributable to the fourth quarter in fiscal 2006 was substantially impacted by a lawsuit expense of $7.2 million that was accrued for in the fourth quarter of fiscal 2006. Despite the fact that we have experienced a significant amount of our net revenue and net income in the fourth quarter of our fiscal year, we believe that the true extent of the seasonality or cyclical nature of our business may have been overshadowed by our rapid growth to date.
     The level of our working capital reflects the seasonality of our business. We expect inventory, accounts payable and accrued expenses to be higher in the third and fourth quarters in preparation for the holiday selling season. Because our products are sold primarily through our stores, order backlog is not material to our business.
Revolving Credit Facility
     In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaces our existing credit facility. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. The revolving credit facility must be repaid in full on demand and is available by way of prime loans in Canadian currency, U.S. base rate loans in U.S. currency, bankers’ acceptances, LIBOR based loans in U.S. currency or Euro currency, letters of credit in Canadian currency or U.S. currency and letters of guaranty in Canadian currency or U.S. currency. The revolving credit facility bears interest on the outstanding balance in accordance with the following: (i) prime rate for prime loans; (ii) U.S. base rate for U.S. based loans; (iii) a fee of 1.125% per annum on bankers’ acceptances; (iv) LIBOR plus 1.125% per annum for LIBOR based loans; (v) a 1.125% annual fee for letters of credit; and (vi) a 1.125% annual fee for letters of guaranty. Both Lulu USA and Lululemon FC USA, Inc. provided Royal Bank of Canada with guarantees and postponements of claims in the amounts of CDN$20.0 million with respect to Lulu Canada’s obligations under the revolving credit facility. The revolving credit facility is also secured by all of our present and after acquired personal property, including all intellectual property and all of the outstanding shares we own in our subsidiaries.

Off-Balance Sheet Arrangements
     We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of July 31, 2007, letters of credit and letters of guaranty totaling $2.1 million have been issued.
     Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Registration Statement on Form S-1 (file no. 333-142477) and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q. We believe that there have been no other significant changes during the three months ended July 31, 2007 to our critical accounting policies.
Operating Locations
     Our operating locations by country, state and province as of July 31, 2007, and the overall totals as of July 31, 2007, are summarized in the table below.

	Number of Operating
	Locations
Country, Province/State	Corporate	Franchise	Total

Canada
British Columbia	9	2	11
Alberta	7	—	7
Saskatchewan	—	1	1
Ontario	14	—	14
Quebec	4	—	4
Manitoba	1	—	1

Total Canadian	35	3	38

United States
California	8	1	9
Colorado	—	1	1
Illinois	2	—	2
Massachusetts	1	—	1
New York	1	—	1
Oregon	1	—	1
Virginia	1	—	1
Washington	—	1	1

Total United States	14	3	17

International
Japan	3	—	3
Australia	—	2	2

Total International	3	2	5

Overall total, as of July 31, 2007	52	8	60

Overall total, as of January 31, 2007	41	10	51

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
     Foreign Currency Exchange Risk. We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of July 31, 2007, we operated 38 stores in Canada and three stores in Japan. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, because we recognize net revenue from sales in Canada in Canadian dollars, if the U.S. dollar strengthens it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar is currently near a multi-year high. Any hypothetical loss in net revenue could be partially or completely offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% appreciation in the relative value of the U.S. dollar compared to the Canadian dollar would have resulted in lost income from operations of approximately $4.8 million for the first half of fiscal 2007. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
     Interest Rate Risk. In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaces our existing credit facility. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. At July 31, 2007, we had no outstanding borrowings on our revolving facility. We do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management with the participation of our principal executive officer and principal financial officer concluded that these controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
     The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the Company’s continued financial position, results of operations or cash flows.
ITEM 1A.     RISK FACTORS
     In addition to other information set forth in this report, you should carefully consider the risk factors discussed in our Registration Statement on Form S-1 (file no. 333-142477). There have been no material changes to the risk factors previously disclosed in our Registration Statement on Form S-1 (file no. 333-142477).
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) On July 26, 2007 we issued to each of our six non-employee directors 1,666 shares of common stock in the form of restricted stock in consideration of their service as members of our board of directors. The restricted stock will vest one year from the date of the grant. The issuance of these securities was exempt from registration under the Securities in reliance on Section 4(2) or Regulation D promulgated thereunder relating to sales not involving a public offering. There were no underwriting discounts or commissions applicable to these transactions.
(b) On July 26, 2007 our registration statement on Form S-1 covering the offering of 18,200,000 shares of our common stock, par value $0.01 per share, commission file number 333-142477 was declared effective. We sold 2,290,909 shares of common stock in the offering and the selling stockholders sold 15,909,091 shares of common stock in the offering, not including the over-allotment option. The offering closed on August 2, 2007 and did not terminate before any securities were sold. As of the date of filing this report the offering has terminated and all of the securities registered pursuant to the offering have been sold.
The offering was managed by Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, UBS Securities LLC, William Blair & Company LLC, CIBC World Markets Corp., Wachovia Capital Markets LLC and Thomas Weisel Partners LLC, as representatives of the several underwriters named in the Registration Statement (“the Underwriters”).
The Underwriters exercised an over-allotment option to purchase an additional 2,730,000 shares of our common stock from certain selling stockholders on August 2, 2007. The total price to the public for the shares offered and sold in the offering, including the over-allotment, was $376,740,000.
The amount of expenses (in thousands) incurred for the Company’s account in connection with the offering is as follows:

(in thousands)

Underwriting discounts and commissions	$2,887

Finders Fees	—

Expenses paid to or for our underwriters	—

Other expenses	6,500

Total expenses	$9,387

The foregoing expenses are a reasonable estimate of the expenses incurred by us in the initial public offering and do not represent the exact amount of expenses incurred.
All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning ten (10%) or more of our common stock; or (iii) our affiliates.
The net proceeds (in thousands) of the offering including the over-allotment option, to us (after deducting the foregoing expenses) were $31,849,817. On August 2, 2007, the settlement date of the offering, we received the proceeds from the offering which have been utilized as temporary investments in cash and cash equivalents.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 8, 2007, the holders of all of our outstanding capital stock entitled to vote on the matters below, approved, by a written consent of stockholders:
1) An amendment to our then current amended and restated certificate of incorporation to change our name from Lululemon Corp. to lululemon athletica inc.
2) An amendment and restatement of our bylaws to (i) explicitly permit electronic communications in the context of voting, meetings, and notices; (ii) include a classified board provision; (iii) remove the provision permitting stockholders to act by written consent; and (iv) outline procedures for nominating persons to our board of directors and filling any vacancy occurring in our board of directors. The amended and restated bylaws became effective on August 2, 2007.
3) The classification of the members of our board of directors into particular classes as follows to be effective upon the completion of our initial public offering:

Term Expiring at Stockholders
Name	Meeting to be held in the year
RoAnn Costin	2008
R. Brad Martin	2008

Rhoda Pitcher	2009
Robert Meers	2009
Steven Collins	2009

David Mussafer	2010
Tom Stemberg	2010
Dennis Wilson	2010
     On July 6, 2007, the holders of all of our outstanding capital stock entitled to vote on the matter, approved, by a written consent of stockholders our 2007 Equity Incentive Plan pursuant to which 10,000,000 shares of our common stock were reserved for issuance.

     On June 8, 2007, the holders of all of our outstanding capital stock entitled to vote on the matters below, approved, by a written consent of stockholders:
     1) An amendment and restatement of our then current amended and restated certificate of incorporation which provided for (i) the elimination of all provisions relating to our series A preferred stock, series B preferred stock and series TS preferred stock, (ii) the confirmation of our authorized capitalization of 200 million shares of common stock, 30 million shares of special voting stock and 5 million shares of preferred stock; and (iii) the addition of provisions relating to the classification of our board of directors. Our amended and restated certificate of incorporation became effective upon filing with the Delaware Secretary of State on August 2, 2007.
     2) The form of indemnification agreement to be entered into with each of our directors and certain of our executive officers pursuant to which we agree to indemnify these individuals to the fullest extent permitted by applicable law in connection with their service as our directors or executive officers.
ITEM 5.     OTHER INFORMATION
     Policy for Stockholder Recommendations for Nomination of Directors
     Our nominating and corporate governance committee will accept for consideration submissions from stockholders of recommendations for the nomination of directors. All stockholder nominating recommendations must be in writing, addressed to our nominating and corporate governance committee care of our Corporate Secretary at our principal headquarters at 2285 Clark Drive, Vancouver, British Columbia, Canada, V5N 3G9.
     A nominating recommendation must be accompanied by the following information concerning each recommending stockholder:
•	the name and address, including telephone number, of the recommending stockholder;

•	the number of our shares owned by the recommending stockholder and the time period for which such shares have been held;

•	if the recommending stockholder is not a stockholder of record, a statement from the record holder of the shares (usually a broker or bank) verifying the holdings of the stockholder and a statement from the recommending stockholder of the length of time that the shares have been held. (Alternatively, the stockholder may furnish a current Schedule 13D, Schedule 13G, Form 3, Form 4 or Form 5 filed with the Securities and Exchange Commission reflecting the holdings of the stockholder, together with a statement of the length of time that the shares have been held); and

•	A statement from the stockholder as to whether the stockholder has a good faith intention to continue to hold the reported shares through the date of our next annual meeting of stockholders.
     If a recommendation is submitted by a group of two or more stockholders, the information regarding recommending stockholders must be submitted with respect to each stockholder in the group.
     A nominating recommendation must be accompanied by the following information concerning the proposed nominee:
•	the information required by Item 401 of SEC Regulation S-K (providing for disclosure of the name, address, any arrangements or understanding regarding nomination and five year business experience of the proposed nominee, as well as information regarding certain types of legal proceedings within the past five years involving the nominee);

•	the information required by Item 403 of SEC Regulation S-K (providing for disclosure regarding the proposed nominee’s ownership of our securities);

•	the information required by Item 404 of SEC Regulation S-K (providing for disclosure of transactions between us and the proposed nominee valued in excess of $120,000 and certain other types of business relationships with us);

•	a description of all relationships between the proposed nominee and the recommending stockholder and any agreements or understandings between the recommending stockholder and the nominee regarding the nomination; and

•	a description of all relationships between the proposed nominee and any of our competitors, customers, suppliers, labor unions or other persons with special interests regarding us.

     The recommending stockholder must also furnish a statement supporting its view that the proposed nominee possesses the minimum qualifications prescribed by the nominating and governance committee for nominees, and briefly describing the contributions that the nominee would be expected to make to our board of directors and governance. The recommending stockholder must further state whether, in the stockholder’s view, the nominee, if elected, would represent all stockholders and not serve for the purpose of advancing or favoring any particular stockholder or other constituency of ours.
     The nominating recommendation must be accompanied by the consent of the proposed nominee to be interviewed by our nominating and corporate governance committee, if our nominating and corporate governance committee chooses to do so in its discretion (and the recommending stockholder must furnish the proposed nominee’s contact information for this purpose), and, if nominated and elected, to serve as our director.
     A stockholder (or group of stockholders) wishing to submit a nominating recommendation for an annual meeting of stockholders must ensure that it is received by our Corporate Secretary, not later than the 60th day nor earlier than the 90th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder must be so received not earlier than the 90th day prior to the annual meeting and not later than the later of the 60th day prior to the annual meeting or the 15th day following the day on which public announcement of the date of the meeting is first made by us. With respect to our annual meeting of stockholders to be held in 2008, a stockholder (or any group of stockholders) wishing to submit a nominating recommendation must ensure that it is received by our Corporate Secretary within 15 days following the day on which public announcement of the date of the meeting is first made by us.
ITEM 6.     EXHIBITS

Exhibit
Number	Description
3.1
Amended and Restated Certificate of Incorporation of lululemon athletica inc. as filed with the Secretary of State of the State of Delaware on August 2, 2007 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007)

3.2*	Amended and Restated Bylaws of lululemon athletica inc.

10.1#
lululemon athletica inc. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (file no. 333-145453) filed with the Securities and Exchange Commission on August 15, 2007)

10.2#
Form of Non-Qualified Stock Option Award Agreement under the 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (file no. 333-142477) filed with the Securities and Exchange Commission on July 9, 2007)

10.3#
Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (file No. 333-142477) filed with the Securities and Exchange Commission on May 1, 2007)

10.4*	Amended and Restated Registration Rights Agreement dated as of July 26, 2007 by and among lululemon athletica inc. and the parties named therein

10.5*	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada

10.6*	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.

10.7*	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007

10.8
Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions) (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (file no. 333-142477) filed with the Securities and Exchange Commission on July 9, 2007)

10.9*	Contribution Agreement dated as of July 26, 2007 by and among lululemon athletica inc., Slinky Financial ULC and each of the other parties named therein

31.1*	Certification by Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification by Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc
Dated: September 10, 2007	By:	*/s/ John Currie
JOHN CURRIE
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc. as filed with the Secretary of State of the State of Delaware on August 2, 2007

3.2	Amended and Restated Bylaws of lululemon athletica inc.

10.4	Amended and Restated Registration Rights Agreement dated as of July 26, 2007 by and among lululemon athletica inc. and the parties named therein

10.5	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada

10.6	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.

10.7	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007

10.9	Contribution Agreement dated as of July 26, 2007 by and among lululemon athletica inc., Slinky Financial ULC and each of the other parties named therein

31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification by Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002