Form 10-Q
period 2007-10-31
lululemon athletica inc.
filed 2007-11-29
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33608

lululemon athletica inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3842867 (I.R.S. Employer Identification No.)

2285 Clark Drive, Vancouver, British Columbia (Address of principal executive offices)	V5N 3G9 (Zip Code)

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

Yes ☑      No ☐

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

Yes ☐      No ☑

At November 28, 2007, there were 46,592,145 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

     Exchangeable and Special Voting Shares:

At November 28, 2007, there were outstanding 20,935,041 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at November 28, 2007, the registrant had outstanding 20,935,041 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2007	2007
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$36,324,627	$16,028,534
Accounts receivable	4,532,440	2,482,967
Inventories	49,694,303	26,628,113
Prepaid expenses, current deferred taxes and other current assets	1,827,792	3,353,129

	92,379,162	48,492,743
Property and equipment, net	36,376,624	18,175,944
Goodwill	1,007,612	811,678
Intangible assets, net	7,774,194	2,140,011
Deferred income taxes	939,237	588,397
Other assets	2,698,902	2,084,336

	$141,175,731	$72,293,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,604,922	$4,935,037
Accrued liabilities	15,518,945	14,518,556
Income taxes payable	2,482,683	9,177,953
Other current liabilities	5,334,494	2,652,491

	35,941,044	31,284,037
Deferred income taxes	205,725	384,354
Other liabilities	6,968,310	2,678,221

	43,115,079	34,346,612

Non-controlling interest	474,649	567,699
Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000,000 shares authorized, issued and outstanding 20,935,041 and 20,935,041 shares	—	—
Special voting stock, $0.00001 par value, 30,000,000 shares authorized, issued and outstanding 20,935,041 and 20,935,041 shares	209	209
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 46,592,145 and 44,290,778 shares	465,922	442,908
Additional paid-in capital	134,947,187	98,669,641
Accumulated deficit	(44,443,955)	(60,677,395)
Accumulated other comprehensive income	6,616,640	(1,056,565)

	97,586,003	37,378,798

	$141,175,731	$72,293,109

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
	(Unaudited)

Net revenue	$66,150,280	$35,967,615	$169,620,680	$96,668,633
Cost of goods sold (including stock-based compensation of $202,936, $76,530, $564,975 and $240,589)	30,269,860	17,227,413	79,682,472	47,505,884

Gross profit	35,880,420	18,740,202	89,938,208	49,162,749
Selling, general and administrative expenses (including stock-based compensation of $1,643,161, $530,310, $4,249,647 and $1,512,616)	24,050,692	14,045,858	61,490,822	35,118,960

Income from operations	11,829,728	4,694,344	28,447,386	14,043,789
Other expense (income), net	(418,938)	(43,219)	(596,401)	(87,642)

Income before income taxes	12,248,666	4,737,563	29,043,787	14,131,431
Provision for income tax	4,763,446	3,131,794	13,010,405	7,404,892
Non-controlling interest	(84,157)	(58,138)	(200,058)	(58,138)

Net income	$7,569,377	$1,663,907	$16,233,440	$6,784,677

Basic earnings per share	$0.11	$0.03	$0.25	$0.10
Diluted earnings per share	$0.11	$0.02	$0.23	$0.10
Basic weighted average number of shares outstanding	67,476,972	65,225,819	65,981,081	65,168,542

Diluted weighted average number of shares outstanding	71,683,523	67,878,508	69,896,384	67,821,231

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Special Voting
	Exchangeable Stock		Stock		Common Stock		Additional		Other
		Par		Par		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Total
	(Unaudited)

Balance at January 31, 2007	20,935,041	$—	20,935,041	$209	44,290,778	$442,908	$98,669,641	$(60,677,395)	$(1,056,565)	$37,378,798
Comprehensive income:
Net income								16,233,440		16,233,440
Foreign currency translation adjustment									7,673,205	7,673,205

Comprehensive income										23,906,645
Stock-based compensation							4,814,622			4,814,622
Common stock issued for cash net of transaction costs					2,290,909	22,909	31,463,029			31,485,938
Restricted Stock					10,458	105	(105)

Balance at October 31, 2007	20,935,041	$—	20,935,041	$209	46,592,145	$465,922	$134,947,187	$(44,443,955)	$6,616,640	$97,586,003

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 31,
	2007	2006
	(Unaudited)

Cash flows from operating activities
Net income	$16,233,440	$6,784,677
Items not affecting cash
Depreciation and amortization	5,493,786	2,952,803
Stock-based compensation	4,814,622	1,753,205
Deferred income taxes	1,993,429	(2,408,174)
Non-controlling interest	(93,050)	641,606
Other, including net changes in other non-cash balances	(17,958,296)	(892,107)

	10,483,931	8,832,010

Cash flows from investing activities
Purchase of property and equipment	(19,180,993)	(9,596,628)
Acquisition of franchises	(5,559,179)	(539,233)

	(24,740,172)	(10,135,861)

Cash flows from financing activities
Proceeds from credit facility	1,454,775	188,008
Repayment of credit facility	(1,454,775)	—
Amounts received from related party	520,476	—
Capital stock issued for cash, net of issuance costs	38,349,817	446,419
Payment of initial public offering costs	(6,863,878)

	32,006,415	634,427

Effect of exchange rate changes on cash	2,545,919	275,765

Increase (decrease) in cash and cash equivalents	20,296,093	(393,659)
Cash and cash equivalents, beginning of period	16,028,534	3,877,017

Cash and cash equivalents, end of period	$36,324,627	$3,483,358

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, independent franchises and a network of wholesale accounts. The Company’s primary markets are Canada, the United States, Japan and Australia, where 36, 22 and 4 and nil corporate-owned stores were in operation as at October 31, 2007, respectively.

Basis of presentation

The unaudited consolidated financial statements are presented using the United States dollar and are presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In conjunction with an initial public offering of common shares, the Company was reorganized (note 3). This reorganization was accounted for as a transfer of entities under common control, and accordingly, the financial statements as at January 31, 2007 were restated on an “as if” pooling basis. The restatement of prior financial statements effected the stockholders’ equity, equity incentive compensation plans, and earnings per share as explained in notes 3, 4 and 6.

The consolidated balance sheet at January 31, 2007 and the consolidated statements of operations for the three months ended October 31, 2006 and the nine months ended October 31, 2006 were combined to include all entities operating under common control and management.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended January 31, 2007 included in our recently filed Registration Statement on Form S-1 (file no. 333-142477) relating to the Company’s initial public offering of shares of its common stock completed on August 2, 2007.

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

Prior to July 26, 2007, the financial statements of the Company reflected the combined financial position and results of operations of the entities under common control as described in note 3.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, bank balances and short-term deposits with original maturities of less than three months.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories

Inventories, consisting of finished goods, raw materials and work in process, are stated at the lower of cost and market value. Cost is determined using standard costs, which approximate average costs. For finished goods and work in process, market is defined as net realizable value, and for raw materials, market is defined as replacement cost. Cost of inventories includes acquisition and production costs including raw material, labor and an allocation of overhead, as applicable, and all costs incurred to deliver inventory to the Company’s distribution centers including freight, non-refundable taxes, duty and other landing costs.

The Company periodically reviews its inventories and makes provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the cost of the inventory and its estimated net realizable value based upon assumptions about future demand, selling prices and market conditions.

Property and equipment

Property and equipment are recorded at cost less accumulated amortization. Costs related to software used for internal purposes are capitalized in accordance with the provisions of the Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”, whereby direct internal and external costs incurred during the application development stage or for upgrades that add functionality are capitalized. All other costs related to internal use software are expensed as incurred. Amortization commences when an asset is put into use.

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

Deferred revenue

Payments received from franchisees for goods not shipped as well as receipts from the sale of gift cards are accounted for as deferred revenue. Franchise inventory deposits are included in other current liabilities and recognized as sales when the goods are shipped. Amounts received in respect of gift cards are recorded as deferred revenue. When gift cards are redeemed for apparel, the Company recognizes the related revenue.

Based on historical experience, the Company estimates the value of gift cards not expected to be redeemed and, to the extent allowed by local laws, amortizes these amounts into income.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company commenced applying SFAS 123R when it introduced stock-based awards for its employees during the year ended January 31, 2006.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or “FIN 48”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 beginning February 1, 2007.

We file income tax returns in the U.S., Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At October 31, 2007, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Based on the Company’s evaluation, there are no significant uncertain tax positions requiring recognition in accordance with FIN 48.

Recently issued accounting standards

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact that adopting SFAS 159 will have on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its financial position and results of operations.

Comparability

Certain comparative amounts have been reclassified to conform to the presentation adopted in the current period.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	STOCKHOLDERS’ EQUITY

Reorganization in connection with initial public offering

On August 2, 2007 the Company completed an initial public offering. In connection with the initial public offering, the Company entered into an Agreement and Plan of Reorganization dated April 26, 2007 (Reorganization Agreement), with all of its shareholders, lululemon usa inc. (Lulu USA), lululemon athletica canada inc. (LACI), Lulu Canadian Holding, Inc. (LCHI), LIPO Investments (Canada) Inc. (LIPO), LIPO Investments (USA), Inc. (“LIPO USA”) and Slinky Financial ULC: an entity owned by a principal stockholder of the Company. The parties executed a corporate reorganization of the Company on July 26, 2007, immediately following the execution of the underwriting agreement entered into in connection with the initial public offering. In the reorganization, all outstanding shares of the Company (which consisted of Series A shares and Series TS shares) and all outstanding shares of LIPO, which was combined with the Company prior to the reorganization, were exchanged for common shares of the Company or exchangeable shares issued by LCHI. Upon completion of the reorganization, Lulu USA and LACI became direct or indirect wholly-owned subsidiaries of the Company.

As part of the reorganization, a 2.38267841 for one stock split was effected for all authorized, issued, and outstanding shares of common stock of the Company issued in exchange for the preferred shares. All common shares presented in the consolidated financial statements and the notes to the consolidated financial statements have been restated to reflect the July 26, 2007 stock split. The reorganization and the stock split resulted in the holders of 108,495 Series A shares held prior to the reorganization of the Company receiving 31,380,425 common shares of the Company and the holders of 117,000,361 LIPO shares and 116,994 Series TS shares receiving 12,910,353 common shares and 20,935,041 special voting stock of the Company and 20,935,041 exchangeable shares of LCHI. Lulu US repurchased all outstanding shares of its non-participating preferred stock for a purchase price of $1.00 per share.

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

Prior to the reorganization, LIPO and LIPO USA had created stock-based compensation plans for eligible employees of LACI and Lulu USA. The eligible employees were granted options to acquire shares of LIPO and LIPO USA. The outstanding unvested stock options of LIPO were modified and exchanged for options of LIPO USA which allow the holder to acquire shares of LIPO USA. Vested LIPO options were immediately exercised for shares in LIPO and then exchanged for a fraction of an exchangeable share or common share in the Company. The exercise price and the number of common shares of the Company subject to the new Company stock options (note 4) were set to preserve the terms and conditions of the LIPO and LIPO USA stock options being exchanged.

LACI and Lulu US also had share option plans to purchase common shares of LACI and Lulu US. These options were exchanged for 4,479,176 options of the Company (note 4).

For accounting purposes, the corporate reorganization has been reflected as if it had occurred for all periods presented.

Authorized share capital

As part of the reorganization in connection with the initial public offering, the Company’s stockholders approved an amended and restated charter that provides for the issuance of up to 200,000,000 shares of common stock, 5,000,000 shares of undesignated preferred stock and 30,000,000 shares of special voting stock. Upon completion of the reorganization there were 44,290,778 shares of common stock, 20,935,041 shares of exchangeable stock and 20,935,041 shares of special voting stock outstanding. Additionally, 10,000,000 shares of common lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock are reserved for issuance under the Company’s 2007 Equity and Incentive Plan (the “2007 Plan”). The holders of common stock and special voting stock are entitled to one vote for each common share held.

NOTE 4.	STOCK BASED COMPENSATION

As described in note 3, a reorganization and stock split resulted in changes to the capital structure of the Company. Information in this note has been presented to reflect the combination of the stockholder sponsored plans. The number of options and exercise prices for options issued under the predecessor plans prior to the corporate reorganization have been presented to reflect the replacement options of the Company that have been issued as if the replacement options had always been issued.

In July 2007, the Board adopted, and the Company’s stockholders approved, in conjunction with the reorganization of the Company, the 2007 Equity Incentive Plan (note 3). Upon completion of the reorganization of the Company, outstanding awards under the Company’s predecessor plan were exchanged for awards under the 2007 Plan in such a way that no incremental compensation cost resulted from the exchange. The 2007 Plan provides for the grants of stock options, stock appreciation rights, restricted stock or restricted stock units to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company. Stock options granted to date have a 4-year vesting period and vest at a rate of 25% per each year on the anniversary date of the grant. Restricted stock issued under the 2007 Plan vest one year from the grant date and has no exercise price. To date, 10,458 shares of restricted stock have been issued under the 2007 Plan to certain directors of the Company.

The restricted common stock vests one year after the grant date. Once granted, the restricted common stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per share until the shares vest. There have been no stock appreciation rights issued under the 2007 Plan to date.

The following is a summary of the total number of outstanding stock options and restricted common stock issued under the plan:

			Outstanding Non
	Outstanding	Weighted Average	Vested Restricted	Weighted Average
	Options	Exercise Price	Common Stock	Exercise price

Balance at January 31, 2007	4,523,839	$0.58	—	$—
Granted	291,698	$19.38	10,458	—
Exercised	—	—	—	—
Cancelled	46,663	$1.58	—	—

Balance at October 31, 2007	4,768,874	$1.89	10,458	$—

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

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While all of the Series A options of both companies vested on December 5, 2005 and were immediately exercised, 3,549,444 of the common shares of LIPO and LIPO USA issued were designated as forfeitable. These forfeitable shares are considered to be non-vested for accounting purposes and were considered not to be earned as of December 5, 2005. These non-vested shares became non-forfeitable over a 4-year requisite service period ending on December 5, 2009. In addition, on December 5, 2005, 2,239,395 of the Series B options vested, with the remaining options vesting over a 5-year period ending December 5, 2010.

In connection with the reorganization of the Company, the LIPO Series A awards and vested LIPO Series B awards were exchanged for exchangeable shares of the Company through a series of transactions. The LIPO Series B unvested options were cancelled and new LIPO USA Series B stock options with an exercise price of $0.01 were issued using a conversion factor set out in the reorganization agreement. The cancellation of the LIPO Series B unvested options and the issuance of the new LIPO USA Series B stock options occurred with the terms and conditions being preserved through the number and terms of new options being granted.

The summary of activity related to forfeitable shares formerly issued under the LIPO Series A options and LIPO Series B options which were vested on July 27, 2007 and were converted to exchangeable shares pursuant to the reorganization agreement (note 3), is as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Balance at January 31, 2007	541,394	$1.26
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance at October 31, 2007	541,394	$1.26

The Company records compensation expense for forfeitable shares issued under LIPO Series A over the requisite service period of 5 years. Under the fair value method, compensation expenses were $196,589 and $216,141 for the three month periods ended October 31, 2006 and 2007, and $579,230 and $606,306 for the nine month periods ended October 31, 2006 and 2007, respectively

The summary of option grants, forfeitures, vesting and exercises under the LIPO USA Series B Plan since inception is as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	Options	CA$

Balance at January 31, 2007	33,303,016	$0.01
Exercisable at January 31, 2007	4,110,511	0.01
Granted	—	—
Exercised	—	—
Cancelled	—	—

Balance at October 31, 2007	33,303,016	$0.01

Exercisable at October 31, 2007	4,110,511	$0.01

The Company records compensation expense for shares issued under the LIPO Series B options, over the requisite service period of 5 years. Under the fair value method, compensation expenses were $154,759 and lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$170,153 for the three month periods ended October 31, 2006 and 2007, and $455,984 and $477,301 for the nine month periods ended October 31, 2006 and 2007, respectively.

The LIPO USA Series B stock options allow the holder to receive common shares upon exercise at a conversion factor as set out in the Reorganization Agreement. If all of the LIPO USA Series B options were to vest and be exercised at October 31, 2007, they would result in the delivery of 1,474,925 common shares.

Class B LIPO USA Options and LIPO USA Forfeitable Shares issued on exercise of Class A LIPO USA Options vest as follows:

	Class B	Forfeitable
Date	Options	Shares	Total

December 5, 2005	2,141,116	1,744,816	3,885,932
December 5, 2006	1,969,395	1,195,821	3,165,216
December 5, 2007	9,032,783	1,195,822	10,228,605
December 5, 2008	8,809,836	861,389	9,671,225
December 5, 2009	7,204,148	287,706	7,491,854
December 5, 2010	4,145,738	—	4,145,738

Total	33,303,016	5,285,554	38,588,570

NOTE 5.	LEGAL PROCEEDINGS

On March 14, 2007, a former executive officer filed suit against the Company for breach of contract, wrongful dismissal and negligent misrepresentation seeking damages plus costs and interest. The Company believes the claim is without merit and is vigorously defending against it.

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the Company’s continued financial position, results of operations or cash flows.

NOTE 6.	EARNINGS PER SHARE

In conjunction with the initial public offering of the Company as explained in note 3, the Company’s capital structure was reorganized such that LIPO became an indirect, wholly-owned subsidiary of the Company, and the holders of preferred shares of the Company acquired common shares of the Company in exchange for their preferred shares, while the holders of LIPO shares acquired either common shares of the Company or a combination of exchangeable shares of LCHI plus shares of special voting stock of the Company, in exchange for their LIPO shares. In connection with the reorganization, each outstanding share of the Company’s common stock was split into 2.38267841 shares of common stock, with a corresponding effect on outstanding options and exercise prices. Earnings per share has been computed based on the post reorganization capital structure as if the common shares had been outstanding for all periods presented or since the respective share transaction occurred. For diluted earnings per share the equivalent potential common stock issued on a post reorganization basis has been used. The common stock and options outstanding as of the completion of the reorganization was 65,225,819 shares and 4,479,176 options, respectively. In addition, the outstanding stock options of Lulu Canada and Lulu US were exchanged for options to acquire common shares of the Company at an adjusted exercise price. The exercise of options under the LIPO Plans have been excluded as any shares of LAI ultimately issued on exercise of these options have already been included in the exchangeable shares.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The detail of the computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Net income	$7,569,377	$1,663,907	$16,233,440	$6,784,677
Basic weighted average number of shares outstanding	67,476,972	65,225,819	65,981,081	65,168,542
Basic earnings per share	$0.11	$0.03	$0.25	$0.10
Basic weighted average number of shares outstanding	67,476,972	65,225,819	65,981,081	65,168,542
Effect of stock options assume exercised	4,206,551	2,652,689	3,915,303	2,652,689

Diluted weighted average number of shares outstanding	71,683,523	67,878,508	69,896,384	67,821,231
Diluted earnings per share	$0.11	$0.02	$0.23	$0.10

Our calculation of weighted average shares include the common stock of the Company as well as the exchangeable shares of LCHI. Exchangeable shares are the equivalent of common shares in all respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the three and nine months ended October 31, 2007, 42,250 stock options were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

NOTE 7.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	October 31,	January 31,
	2007	2007

Accounts receivable:
Trade accounts receivable	$1,862,711	$1,751,857
Other accounts receivable	2,634,602	538,808
Due from related parties	35,127	192,302
Allowance for doubtful accounts	—	—

	$4,532,440	$2,482,967

Inventories:
Finished goods	$48,421,351	$21,310,791
Work in process	232,036	1,634,196
Raw materials	2,871,539	4,644,620
Provision to reduce inventory to market value	(1,830,623)	(961,494)

	$49,694,303	$26,628,113

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 31,	January 31,
	2007	2007

Property and equipment:
Leasehold improvements	$29,705,877	$16,393,457
Furniture and fixtures	11,801,921	5,287,109
Computer hardware	3,229,160	1,941,252
Computer software	5,241,953	1,591,572
Equipment	130,328	90,808
Vehicles	103,529	83,398
Accumulated amortization	(13,836,144)	(7,211,652)

	$36,376,624	$18,175,944

Intangible assets:
Reacquired franchise rights	$9,473,229	$2,835,441
Non-competition agreements	947,468	769,252
Accumulated amortization	(2,646,503)	(1,464,682)

	$7,774,194	$2,140,011

Accrued liabilities:
Settlement of lawsuit	$—	$7,228,310
Inventory in transit	5,693,984	1,877,065
Wages and vacation payable	5,513,832	2,816,751
Sales tax collected	1,332,322	927,555
Accrued rent	949,992	459,249
Other	2,028,815	1,209,626

	$15,518,945	$14,518,556

Other liabilities:
Deferred lease liability	$3,140,029	$1,585,097
Tenant inducements	2,949,989	438,571
Deferred revenue	5,343,890	3,307,044
Less: Current portion	(4,465,598)	(2,652,491)

	$6,968,310	$2,678,221

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	SEGMENT REPORTING

The Company’s reportable segments are comprised of corporate-owned stores, franchises and other. Phone sales, warehouse sales and showrooms sales have been combined into other. Information for these segments is detailed in the table below:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Net revenue:
Corporate-owned stores	$59,935,203	$29,144,531	$151,034,626	$78,121,223
Franchises	4,222,730	5,338,879	12,541,274	14,184,513
Other	1,992,347	1,484,205	6,044,780	4,362,897
Income from operations before general corporate expense:
Corporate-owned stores	$19,283,680	$8,831,635	$48,728,067	$23,992,424
Franchises	2,041,352	2,716,048	6,066,621	6,985,075
Other	915,781	815,688	2,787,928	2,069,367
General corporate expense	10,411,085	7,669,027	29,135,230	19,003,077

Net operating income	11,829,728	4,694,344	28,447,386	14,043,789
Other expense (income), net	(418,938)	(43,219)	(596,401)	(87,642)

Income before income taxes	$12,248,666	$4,737,563	$29,043,787	$14,131,431

Capital expenditures:
Corporate-owned Stores	$7,095,157	$2,597,980	$14,624,617	$8,482,214
Corporate	1,753,890	463,549	4,556,376	1,114,414
Depreciation:
Corporate-owned stores	$1,580,855	$483,939	$4,067,900	$2,026,515
Corporate	277,265	288,779	680,528	806,744

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this Form 10-Q and any documents incorporated herein by reference constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “intends”, “predicts”, “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	our ability to manage operations at our current size or manage growth effectively;

•	our ability to locate suitable locations to open new stores and to attract customers to our stores;

•	our ability to successfully expand in the United States and other new markets;

•	our ability to finance our growth and maintain sufficient levels of cash flow;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to maintain recent levels of comparable store sales or average sales per square foot;

•	our ability to continually innovate and provide our consumers with improved products;

•	the ability of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our lack of long-term supplier contracts;

•	our lack of patents or exclusive intellectual property rights in our fabrics and manufacturing technology;

•	our ability to attract and maintain the services of our senior management and key employees;

•	the availability and effective operation of management information systems and other technology;

•	changes in consumer preferences or changes in demand for technical athletic apparel and other products;

•	our ability to accurately forecast consumer demand for our products;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to find suitable joint venture partners and expand successfully outside North America;

•	our ability to maintain effective internal controls; and

•	changes in general economic or market conditions, including as a result of political or military unrest or terrorist attacks.

Although we believe that the assumptions inherent in the forward-looking statements contained in this Form 10-Q are reasonable, undue reliance should not be placed on these statements, which only apply as of the date hereof. In addition to the assumptions specifically identified herein, assumptions have been made regarding, among other things:

•	the continued and growing demand for our products;

•	the impact of competition;

•	the ability to obtain and maintain existing financing on acceptable terms; and

•	currency exchange and interest rates.

The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q. The following discussion should be read in conjunction with our unaudited condensed interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended January 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 27, 2007, and the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except as required by applicable securities law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

We believe lululemon is one of the fastest growing designers and retailers of technical athletic apparel in North America. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of October 31, 2007, our branded apparel was principally sold through 70 corporate-owned and franchise stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the first nine months of fiscal 2007, 81.5% of our net revenue was derived from sales of our products in Canada, 17.2% of our net revenue was derived from the sales of our products in the United States and 1.3% of our net revenue was derived from sales of our products in Australia and Japan.

Our net revenue has grown from $40.7 million for fiscal 2004 to $148.9 million for fiscal 2006. This represents a compound annual growth rate of 91.1%. Our net revenue also increased from $36.0 million for the third quarter of fiscal 2006 to $66.2 million for the third quarter of fiscal 2007, representing a 83.9% increase. By the end of fiscal 2004, we operated 20 stores including 14 corporate-owned stores and six franchise stores in Canada, the United States and Australia. The majority of our stores were located in Canada, with only three corporate-owned stores in the United States and one franchise store in Australia. Our increase in net revenue from fiscal 2004 to fiscal 2006 resulted from the addition of 17 retail locations in fiscal 2005 and 14 retail locations in fiscal 2006 and strong comparable store sales growth of 19% and 25% in fiscal 2005 and fiscal 2006, respectively. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

The two most important determinants of our future net revenue, earnings and cash flow growth are the successful expansion of our corporate-owned store base and increases in comparable store sales. Though we expect continued growth in net revenues, we expect our growth rate to decline in the future relative to the rate of growth we have experienced in historical periods as incremental revenue is measured against a larger revenue base. Moreover, we expect a significant portion of our new store growth to be concentrated in the United States. While we believe there is a significant opportunity to expand our store base in the United States, our brand is still relatively new in the United States and, therefore, our success is uncertain. To help manage our growth in the United States, we have hired senior-level employees over the last eighteen months with experience in the United States retail environment. Additionally, we are focused on continuing to grow our comparable store sales by increasing brand awareness through our community-based marketing efforts, developing innovative technical athletic apparel that our customers demand and offering a distinctive retail experience. Future comparable store sales growth will depend on our ability to continue to attract and retain motivated corporate and store-level employees that are passionate about the lululemon athletica vision. Other external factors that could affect our net revenue, earnings and cash flows, though to a lesser degree than the factors above, include fluctuations in currency exchange rates and general economic conditions in our target markets.

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

We have three reportable segments: corporate-owned stores, franchises and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our franchises segment accounted for more than 10% of our net revenues for each of fiscal 2005 and fiscal 2006 and 7.4% of our net revenues for the first nine months of fiscal 2007. Opening new franchise stores is not a significant part of our near-term store growth strategy, and we therefore expect that if the revenue derived from our franchise stores continues to comprise less than 10% of the net revenue we report in future fiscal years. Our other operations accounted for less than 10% of our revenues in each of fiscal 2005 and fiscal 2006 and 3.6% of our revenues for the first nine months of fiscal 2007.

As of October 31, 2007, we sold our products through 62 corporate-owned stores located in Canada, the United States and Japan. Most of our corporate-owned stores are located in North America, with only four corporate-owned stores located in Japan. We plan to increase our net revenue in North America by opening additional corporate-owned stores in new and existing markets. Corporate-owned stores net revenue accounted for 81.1% of total net revenue for fiscal 2006 and 89.0% of total net revenue for the first nine months of fiscal 2007.

As of October 31, 2007, we also had 6 franchise stores located in North America and 2 franchise stores located in Australia. In the past, we have entered into franchise agreements to distribute lululemon athletica branded products to more quickly disseminate our brand name and increase our net revenue and net income. In exchange for the use of our brand name and the ability to operate lululemon athletica stores in certain regions, our franchisees generally pay us a one-time franchise fee and ongoing royalties based on their gross revenue. Additionally, unless otherwise approved by us, our franchisees are required to sell only lululemon athletica branded products, which are purchased from us at a discount to the suggested retail price. Pursuing new franchise partnerships or opening new franchise stores is not a significant part of our near-term store growth strategy. In some cases, we may exercise our contractual rights to purchase franchises where it is attractive to us. Franchises net revenue accounted for 14.3% of total net revenue for fiscal 2006 and 7.4% of total net revenue for the first nine months of fiscal 2007.

We believe that our athletic apparel has and will continue to appeal to consumers outside of North America who value its technical attributes as well as its function and style. In 2004, we opened our first franchise store in Australia. In the second quarter of fiscal 2007 we opened our second franchise store in Australia. We intend to convert the Australian franchise operations into a joint venture partnership. In 2005, we opened a franchise store in Japan. In 2006, we terminated our franchise arrangement and entered into a joint venture agreement with Descente Ltd, or Descente, a global leader in fabric technology, to operate our stores in Japan. This joint venture company is named Lululemon Japan Inc. As of October 31, 2007, we operated four stores through Lululemon Japan Inc. Because we own 60% of the joint venture and maintain control over it, the financial results of Lululemon Japan Inc. are consolidated and included in our corporate-owned stores segment. We plan to increase net revenue in markets outside of North America primarily by opening additional stores with joint venture partners in existing markets as well as opening stores in new markets with new joint venture partners.

In addition to deriving revenue from sales through our corporate-owned stores and our franchises, we also derive other net revenue, which includes the sale of our products directly to wholesale customers, telephone sales to retail customers, including related shipping and handling charges, warehouse sales and sales through a limited number of company operated showrooms. Wholesale customers include select premium yoga studios, health clubs and fitness centers. Telephone sales are taken directly from retail customers through our call center. Warehouse sales are typically held at one or more times a year to sell slow moving inventory or inventory from prior seasons to retail customers at discounted prices. Our showrooms are typically small locations that we open from time to time when we enter new markets and feature a limited selection of our product offering during select hours. Other net revenue accounted for 4.6% of total net revenue for fiscal 2006 and 3.6% of total net revenue for the first nine months of fiscal 2007.

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

For fiscal years through fiscal 2006, our fiscal year ends on January 31st in the year following the year mentioned. Commencing with fiscal 2007, our fiscal year will end on the first Sunday following January 30th in the year following the year mentioned.

Results of Operations

Three months ended October 31, 2007 compared to three months ended October 31, 2006

The following table summarizes key components of our results of operations for the three months ended October 31, 2007 and October 31, 2006. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Three Months Ended October 31
	2007	2006	2007	2006
	(In thousands)		(Percentages)

Net revenue	$66,150	$35,967	100.0	100.0
Cost of goods sold (including stock-based compensation expense of $203 and $77)	30,270	17,227	45.8	47.9

Gross profit	35,880	18,740	54.2	52.1
Operating expenses:
Selling, general and administrative expenses (including stock-based compensation expense of $1,643 and $530)	24,051	14,046	36.4	39.1

Income from operations	11,829	4,694	17.9	13.1
Other expenses (income)	(419)	(43)	(0.6)	(0.1)

Income before income taxes	12,248	4,737	18.5	13.2

Provision for income taxes	4,763	3,131	7.2	8.7
Non-controlling interest	(84)	(58)	(0.1)	(0.2)

Net income	$7,569	$1,664	11.4	4.6

Net Revenue

Net revenue increased $30.2 million, or 83.9%, to $66.2 million for the third quarter of fiscal 2007 from $36.0 million for the third quarter of fiscal 2006. This increase was the result of increased comparable store sales, and sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the third quarter of fiscal 2006 remained constant, our net revenue would have increased $25.5 million or 70.9% for the third quarter of fiscal 2007.

	Three Months Ended October 31,
	2007	2006
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$59,935	$29,144
Franchises	4,223	5,339
Other	1,992	1,484

Net revenue	$66,150	$35,967

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $30.8 million, or 105.6%, to $59.9 million for the third quarter of fiscal 2007 from $29.1 million for the third quarter of fiscal 2006. The following contributed to the $30.8 million increase in net revenue from our corporate-owned stores segment.

•	Net revenue from corporate-owned stores we opened during the third quarter, and therefore not included in the comparable store sales growth, and corporate-owed stores we opened subsequent to October 31, 2006 contributed $14.2 million or 46.1% of the increase. New store openings from the third quarter of fiscal 2006 included 6 stores in Canada, 16 stores in the United States and 2 stores in Japan.

•	Comparable store sales growth of 36% in the third quarter of fiscal 2007 contributed $10.4 million, or 33.8%, of the increase. Assuming the average exchange rate between the Canadian and the United States dollars for the third quarter of fiscal 2006 remained constant our comparable store sales would have increased 26% for the third quarter of fiscal 2007 and contributed $7.4 million, or 23.9% of the increase. The increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

•	The acquisition of three Calgary franchise stores in April 2007 contributed $6.2 million, or 20.1% of the increase.

Franchises.  Net revenue from our franchises segment decreased $1.1 million, or 20.9%, to $4.2 million for the third quarter of fiscal 2007 from $5.3 million for the third quarter of fiscal 2006. The decrease in net revenue from our franchises segment consisted primarily of franchises net revenue of $2.7 million that shifted to corporate-owned stores net revenue when we acquired three franchise stores in Calgary offset by increased franchise revenue of $1.6 million from our remaining franchise locations.

Other.  Net revenue from our other segment increased $0.5 million, or 34.2%, to $2.0 million for the third quarter of fiscal 2007 from $1.5 million for the third quarter of fiscal 2006. The $0.5 million increase was primarily the result of increased wholesale, phone and showroom sales.

Gross Profit

Gross profit increased $17.1 million, or 91.5%, to $35.9 million for the third quarter of fiscal 2007 from $18.7 million for the third quarter of fiscal 2006. The increase in gross profit was driven principally by:

•	an increase of $30.8 million in net revenue from our corporate-owned stores segment; and

•	an increase of $0.5 million in net revenue from our other segment; and

•	a decrease of $0.3 million in expenses related to distribution costs.

This amount was partially offset by:

•	an increase in product costs of $9.0 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $2.3 million related to an increase in corporate-owned stores;

•	an increase in depreciation of $1.1 million primarily related to an increase in corporate-owned stores; and

•	a net increase in the raw materials provision of $0.1 million and the finished goods provision of $0.1 million recorded in current period from the comparative period.

Gross profit as a percentage of net revenue, or gross margin, increased 2.1% to 54.2% for the third quarter of fiscal 2007 from 52.1% for the third quarter of fiscal 2006. The increase in gross margin resulted from:

•	a reduction in product costs as a percentage of net revenue that contributed to an increase in gross margin of 1.6%; and

•	a decrease in expenses related to our production, design, merchandising and distribution departments (including stock-based compensation expense) as a percentage of net revenue from fiscal 2006 to fiscal 2007 which contributed to an increase in gross margin of 1.6%.

This amount was partially offset by:

•	an increase in depreciation costs as a percentage of revenue contributed to a decrease in gross margin of 1.0%.

Our costs of goods sold in the third quarter of fiscal 2007 and the third quarter of fiscal 2006 included $0.2 million and $0.1 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.0 million, or 71.2%, to $24.1 million for the third quarter of fiscal 2007 from $14.0 million for the third quarter of fiscal 2006. As a percentage of net revenue; selling, general and administrative expenses decreased 2.7% to 36.4% from 39.1%. The $10.0 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in store employee compensation of $4.4 million or 103.4% related to opening additional corporate-owned stores;

•	an increase in other store operating expenses of $2.8 million or 135.6% primarily related to packaging, distribution, marketing and supplies;

•	an increase in corporate compensation of $2.6 million or 99.4% principally due to hiring of additional employees to support our growth; and

•	an increase in other corporate expenses such as stock based compensation, travel expenses and rent associated with corporate facilities of $1.9 million or 81.9%.

This amount was partially offset by:

•	a decrease in professional fees of $0.3 million or 17.5%.

Our selling, general and administrative expenses in the third quarter of fiscal 2007 and the third quarter of fiscal 2006 included $1.6 million and $0.5 million, respectively, of stock-based compensation expense.

Income from Operations

The increase of $7.1 million in income from operations for the third quarter of fiscal 2007 was primarily due to a $17.1 million increase in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened, partially offset by an increase of $10.0 million in selling, general and administrative expenses.

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

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $10.5 million, or 118.3%, to $19.3 million for the third quarter of fiscal 2007 from $8.8 million for the third quarter of fiscal 2006 primarily due to an increase in corporate-owned stores gross profit of $17.7 million, offset by an increase of $4.4 million in store employee expenses and an increase of $2.8 million in other store expenses;

•	our franchises segment decreased $0.7 million, or 24.8%, to $2.0 million for the third quarter of fiscal 2007 from $2.7 million for the third quarter of fiscal 2006 primarily from franchises income from operations of $1.3 million included in the comparative period that shifted to corporate-owned stores income from operations when we acquired three franchise stores in Calgary which was partially offset by an increase of $0.6 million in franchise income from operations from our remaining franchise locations and new locations; and

•	our other segment increased $0.1 million, or 12.3%, to $0.9 million for the third quarter of fiscal 2007 from $0.8 million for the third quarter of fiscal 2006 primarily due to an increase in revenue of $0.5 million and an increase of $0.4 million in product costs.

Other income, net increased $0.3 million to $0.4 million for the third quarter of fiscal 2007 from $0.1 million for the third quarter of fiscal 2006. The increase was primarily due to interest income earned on higher cash balances.

Provision for Income Taxes

Provision for income taxes increased $1.6 million to $4.8 million for the third quarter of fiscal 2007 from $3.1 million for the third quarter of fiscal 2006. Our effective tax rate was 38.9% compared to 66.1% for the third quarter of fiscal 2006. In the third quarter of fiscal 2006, we generated losses in the United States which we were unable to offset against our income in Canada for tax purposes. In the third quarter of fiscal 2006 and the third quarter of fiscal 2007, we also incurred stock-based compensation expenses of $0.6 million and $1.8 million, respectively, which were not deductible for tax purposes during these periods as there were no option exercises.

Net Income

Net income increased $5.9 million to $7.6 million for the third quarter of fiscal 2007 from $1.7 million for the third quarter of fiscal 2006. The increase in net income of $5.9 million for the third quarter of fiscal 2007 was a result of an increase in gross profit of $17.1 million resulting from increased comparable store sales and additional sales from corporate-owned stores opened, offset by increases in selling, general and administrative expenses of $10.0 million and an increase of $1.6 million in provision for income taxes.

Nine months ended October 31, 2007 compared to nine months ended October 31, 2006

The following table summarizes key components of our results of operations for the nine months ended October 31, 2007 and October 31, 2006. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Nine Months Ended October 31
	2007	2006	2007	2006
	(In thousands)		(Percentages)

Net revenue	$169,621	$96,669	100.0	100.0
Cost of goods sold (including stock-based compensation expense of $565 and $241)	79,682	47,506	47.0	49.1

Gross profit	89,939	49,163	53.0	50.9
Operating expenses:
Selling, general and administrative expenses (including stock-based compensation expense of $4,250 and $1,513)	61,491	35,119	36.3	36.3

Income from operations	28,448	14,044	16.8	14.5
Other expense (income), net	(596)	(88)	(0.4)	(0.1)

Income before income taxes	29,044	14,132	17.1	14.6

Provision for income taxes	13,010	7,405	7.7	7.7
Non-controlling interest	(200)	(58)	(0.1)	(0.1)

Net income	$16,234	$6,785	9.6	7.0

Net Revenue

Net revenue increased $73.0 million, or 75.5%, to $169.6 million for the first nine months of fiscal 2007 from $96.7 million for the first nine months of fiscal 2006. This increase was the result of increased comparable store sales and sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the first nine months of fiscal 2006 remained constant, our net revenue would have increased $66.5 million or 68.8% for the first nine months of fiscal 2007.

	Nine Months Ended October 31
	2007	2006
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$151,035	$78,121
Franchises	12,541	14,185
Other	6,045	4,363

Net revenue	$169,621	$96,669

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $72.9 million, or 93.3%, to $151.0 million for the first nine months of fiscal 2007 from $78.1 million for the first nine months of fiscal 2006. The following contributed to the $72.9 million increase in net revenue from our corporate-owned stores segment.

•	Net revenue from corporate-owned stores we opened during the third quarter, and therefore not included in the comparable store sales growth, and corporate-owed stores we opened subsequent to October 31, 2006 contributed $36.2 million or 46.1% of the increase. This consisted of 11 stores in Canada, 18 stores in the United States and 2 stores in Japan.

•	Comparable store sales growth of 30% in the first nine months of fiscal 2007 contributed $22.7 million, or 31.2%, of the increase. Assuming the average exchange rate between the Canadian and the United States dollars for the first nine months of fiscal 2006 remained constant our comparable store sales would have increased 24% for the first nine months of fiscal 2007 and contributed $18.5 million, or 25.4% of the increase. The increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

•	The acquisition of three Calgary franchise stores in April 2007 contributed $14.0 million, or 19.2% of the increase.

Franchises.  Net revenue from our franchises segment decreased $1.6 million, or 11.6%, to $12.5 million for the first nine months of fiscal 2007 from $14.2 million for the first nine months of fiscal 2006. The decrease in net revenue from our franchises segment consisted primarily of franchises net revenue of $5.6 million that shifted to corporate-owned stores net revenue when we acquired three franchise stores in Calgary offset by increased franchise revenue of $4.0 million from our remaining franchise locations.

Other.  Net revenue from our other segment increased $1.7 million, or 38.5%, to $6.0 million for the first nine months of fiscal 2007 from $4.4 million for the first nine months of fiscal 2006. The $1.7 million increase was primarily the result of increased wholesale, phone and showroom sales.

Gross Profit

Gross profit increased $40.8 million, or 82.9%, to $89.9 million for the first nine months of fiscal 2007 from $49.2 million for the first nine months of fiscal 2006. The increase in gross profit was driven principally by:

•	an increase of $72.9 million in net revenue from our corporate-owned stores segment; and

•	an increase of $1.7 million in net revenue from our other segment.

This amount was partially offset by:

•	an increase in product costs of $22.8 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $5.2 million related to an increase in corporate-owned stores;

•	an increase in depreciation of $2.0 million primarily related to an increase in corporate-owned stores;

•	a net increase in the raw materials provision of $0.7 million and an increase of $0.2 million in finished goods provision recorded in current period from the comparative period; and

•	an increase of $0.5 million in expenses related to distribution costs to support our growth.

Gross profit as a percentage of net revenue, or gross margin, increased 2.1% to 53.0% for the first nine months of fiscal 2007 from 50.9% for the first nine months of fiscal 2006. The increase in gross margin resulted from:

•	a reduction in product costs as a percentage of net revenue that contributed to an increase in gross margin of 1.4%; and

•	a decrease in expenses related to our production, design, merchandising and distribution departments (including stock-based compensation expense) as a percentage of net revenue from the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 which contributed to an increase in gross margin of 1.1%.

This amount was partially offset by:

•	an increase in store depreciation as a percentage of net revenue from the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 which contributed to a decrease in gross margin of 0.3%.

Our costs of goods sold in the first nine months of fiscal 2007 and the first nine months of fiscal 2006 included $0.6 million and $0.2 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.4 million, or 75.1%, to $61.5 million for the first nine months of fiscal 2007 from $35.1 million for the first nine months of fiscal 2006. As a percentage of net revenue, selling, general and administrative expenses remained consistent at 36.3%. The $26.4 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in store employee compensation of $10.3 million or 88.5% related to opening additional corporate-owned stores;

•	an increase in corporate compensation of $8.0 million or 128.3% principally due to hiring of additional employees to support our growth;

•	an increase in other store operating expenses of $5.9 million or 133.0% primarily related to packaging, distribution, marketing and supplies;

•	an increase in stock-based compensation expense of $2.7 million or 181.0%; and

•	an increase in other corporate expenses such as travel expenses and rent associated with corporate facilities of $2.6 million or 59.0%.

This amount was partially offset by:

•	a decrease in professional fees of $1.9 million or 38.0%; and

•	a foreign exchange gain of $0.9 million or 632.4%.

Our selling, general and administrative expenses in the first nine months of fiscal 2007 and the first nine months of fiscal 2006 included $4.2 million and $1.5 million, respectively, of stock-based compensation expense.

Income from Operations

The increase of $14.4 million in income from operations for the first nine months of fiscal 2007 was primarily due to a $40.8 million increase in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened during fiscal 2006 and the first nine months of fiscal 2007, partially offset by an increase of $26.4 million in selling, general and administrative expenses.

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

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $24.7 million, or 103.1%, to $48.7 million for the first nine months of fiscal 2007 from $24.0 million for the first nine months of fiscal 2006 primarily due to an increase in corporate-owned stores gross profit of $41.0 million, offset by an increase of $10.3 million in store employee expenses and an increase of $5.9 million in other store expenses;

•	our franchises segment decreased $0.9 million, or 13.1%, to $6.1 million for the first nine months of fiscal 2007 from $7.0 million for the first nine months of fiscal 2006 primarily from franchises income from operations of $2.6 million included in the comparative period that shifted to corporate-owned stores income from operations when we acquired three franchise stores in Calgary which was partially offset by $1.6 million of increased franchise income from operations from our remaining franchise locations; and

•	our other segment increased $0.7 million, or 34.7%, to $2.8 million for the first nine months of fiscal 2007 from $2.1 million for the first nine months of fiscal 2006 primarily due to an increase in revenue of $1.7 million and an increase of $1.0 million in product costs.

Other income, net increased $0.4 million to $0.5 million for the first nine months of fiscal 2007 from $0.1 million for the first nine months of fiscal 2006. The increase was primarily due to interest income earned on higher cash balances.

Provision for Income Taxes

Provision for income taxes increased $5.6 million to $13.0 million for the first nine months of fiscal 2007 from $7.4 million for the first nine months of fiscal 2006. For the first nine months of fiscal 2007, our effective tax rate was 44.8% compared to 52.4% for the first nine months of fiscal 2006. In both the first nine months of fiscal 2006 and the first nine months of fiscal 2007, we generated losses in the United States which we were unable to offset against our income in Canada for tax purposes. In the first nine months of fiscal 2006 and the first nine months of fiscal 2007, we also incurred stock-based compensation expenses of $1.8 million and $4.8 million, respectively, which were not deductible for tax purposes during these periods.

Net Income

Net income increased $9.4 million to $16.2 million for the first nine months of fiscal 2007 from $6.8 million for the first nine months of fiscal 2006. The increase in net income of $9.4 million for the first nine months of fiscal 2007 was a result of an increase in gross profit of $40.8 million resulting from increased comparable store sales and additional sales from corporate-owned stores opened, offset by increases in selling, general and administrative expenses of $26.4 million and an increase of $5.6 million in provision for income taxes.

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures, principally the build out cost of new stores, renovations of existing stores, and improvements to our distribution facility and corporate infrastructure. Our need for working capital is seasonal, with the greatest requirements from August through the end of November each year as a result of our inventory build-up and concentration of new store openings during this period for our holiday selling season. Historically, our main sources of liquidity have been cash flow from operating activities and borrowings under our existing and previous revolving credit facilities, and our initial public offering on August 2, 2007.

At October 31, 2007, our working capital (excluding cash and cash equivalents) was $20.1 million and our cash and cash equivalents were $36.3 million.

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

For the nine months ended October 31, 2007, cash provided by operating activities increased $1.7 million to $10.5 million compared to cash provided by operating activities of $8.8 million in the nine months ended October 31, 2006. The $1.7 million increase was primarily a result of:

•	an increase in net income of $9.4 million; and

•	an increase in items not affecting cash of $9.3 million.

This amount was partially offset by a net decrease in other working capital balances of $17.1 million primarily due to an increase in inventories of $16.2 million, an increase in income taxes payable of $14.8 million and an increase of $2.2 million in tenant inducement receivable offset by an increase in trade accounts payable of $8.9 million, an increase in other non-cash balances of $2.6 million, an increase in other current liabilities of $3.1 million and an increase in accrued liabilities of $0.7 million.

Investing Activities

Investing Activities relate entirely to capital expenditures and acquisitions of franchises. Cash used in investing activities increased $14.6 million to $24.7 million for the nine months ended October 31, 2007 from $10.1 million for the nine months ended October 31, 2006. The $14.6 million increase was a result of our $5.6 million acquisition of three franchise stores in Calgary compared to our acquisition of one franchise store in Portland for $0.5 million during the comparative period and an increase in the purchase of property and equipment resulting primarily from new store openings and IT capital expenditures of $9.6 million.

Financing Activities

Financing Activities consist primarily of proceeds received from out initial public offering on August 2, 2007. Cash provided by financing activities increased to $32.0 million for the nine months ended October 31, 2007 from $0.6 million for the nine months ended October 31, 2006.

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

Revolving Credit Facility

In April 2007, the Company executed a new credit facility with the Royal Bank that provided for a CA$20,000,000 uncommitted demand revolving credit facilities to fund the working capital requirements of the Company. This agreement cancels the previous CA$8,000,000 credit facility. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the Company.

Borrowings under the credit facility can be made either as i) Revolving Loans — Revolving loan borrowings will bear interest at a rate equal to the Bank’s CA$ or US$ annual base rate (defined as zero% plus the lender’s annual prime rate) per annum, ii) Offshore Loans — Offshore rate loan borrowings will bear interest at a rate equal to a base rate based upon LIBOR for the applicable interest period, plus 1.125 percent per annum, iii) Bankers Acceptances — Bankers acceptance borrowings will bear interest at the bankers acceptance rate plus 1.125 percent per annum and iv) Letters of Credit and Letters of Guarantee — Borrowings drawn down under letters of credit or guarantee issued by the banks will bear a 1.125 percent per annum fee.

At October 31, 2007, there were $nil USD of borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of October 31, 2007, letters of credit and letters of guaranty totaling $0.8 million have been issued.

Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Registration Statement on Form S-1 (file no. 333-142477) and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q. We believe that there have been no other significant changes during the three months ended October 31, 2007 to our critical accounting policies.

Operating Locations

Our operating locations by country, state and province as of October 31, 2007, and the overall totals as of October 31, 2007, are summarized in the table below.

	Number of Operating
	Locations
Country, Province/State	Corporate	Franchise	Total

Canada
Alberta	7	—	7
British Columbia	9	2	11
Manitoba	1	—	1
Ontario	15	—	15
Quebec	4	—	4
Saskatchewan	—	1	1
Total Canadian	36	3	39

United States
California	11	1	12
Colorado	—	1	1
Florida	2	—	2
Illinois	2	—	2
Massachusetts	2	—	2
New York	1	—	1
Oregon	1	—	1
Texas	1	—	1
Virginia	2	—	2
Washington	—	1	1
Total United States	22	3	25

International
Australia	—	2	2
Japan	4	—	4
Total International	4	2	6

Overall total, as of October 31, 2007	62	8	70

Overall total, as of January 31, 2007	41	10	51

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of October 31, 2007, we operated 36 stores in Canada and 4 stores in Japan. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, because we recognize net revenue from sales in Canada in Canadian dollars, if the U.S. dollar strengthens it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar is currently near a multi-year high. Any hypothetical loss in net revenue could be partially or completely offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% appreciation in the relative value of the U.S. dollar compared to the Canadian dollar would have resulted in lost income from operations of approximately $3.3 million for the first nine months of fiscal 2007. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaces our existing credit facility. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. At October 31, 2007, we had no outstanding borrowings on our revolving facility. We do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the Company’s continued financial position, results of operations or cash flows. Refer to note 5 of the interim consolidated financial statements for information regarding specific legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in our Registration Statement on Form S-1 (file no. 333-142477). There have been no material changes to the risk factors previously disclosed in our Registration Statement on Form S-1 (file no. 333-142477), except as noted below.

Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in August 2007, the price of our common stock has ranged from a low of $24.92 to a high of $60.70 on the Nasdaq Global Select Market and from a low of CDN $26.40 to a high of CDN $58.77 on the Toronto Stock Exchange. More recently, from October 22, 2007 to November 26, 2007, our common stock has been particularly volatile as the price of our common stock has ranged from a low of $33.80 to a high of $60.70 on the Nasdaq Global Select Market and from a low of CDN $33.36 to a high of CDN $58.77 on the Toronto Stock Exchange. Broad market and industry factors may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

•	actual or anticipated fluctuations in quarterly operating results or other operating metrics, such as comparable store sales, that may be used by the investment community;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	conditions or trends affecting our industry or the economy generally, including fluctuations in foreign currency exchange rates;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the technical athletic apparel industry;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in product mix between high and low margin products;

•	capital commitments;

•	our entry into new markets;

•	timing of new store openings;

•	percentage of sales from new stores versus established stores;

•	additions or departures of key personnel;

•	actual or anticipated sales of our common stock, including sales by our directors, officers or significant stockholders;

•	significant developments relating to our manufacturing, distribution, joint venture or franchise relationships;

•	customer purchases of new products from us and our competitors;

•	investor perceptions of the apparel industry in general and our company in particular;

•	major catastrophic events;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards;

•	changes in accounting standards, policies, guidance, interpretation or principles; and

•	speculative trading of our common stock in the investment community.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation, even if it does not result in liability for us, could result in substantial costs to us and divert management’s attention and resources.

Failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, or FTC, state attorneys general in the U.S., the Competition Bureau and Health Canada in Canada as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales.

In addition, our failure to comply with FTC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand we may be unable to sell our products, which would harm our business and cause the results of our operations to suffer.

We believe that the brand image we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the lululemon athletica brand is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as research and development, store operations, community relations and employee training, and these investments may not be successful. As of October 31, 2007, our brand is sold in only 19 cities in Canada, 23 cities in the United States, 2 metropolitan areas in Australia and 2 metropolitan areas in Japan. A primary component of our strategy involves expanding into other geographic markets, particularly within the United States. As we expand into new geographic markets, consumers in these markets may not accept our brand image and may not be willing to pay a premium to purchase our technical athletic apparel as compared to traditional athletic apparel. We anticipate that, as our business expands into new markets and as the market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Conversely, as we penetrate these markets and our brand becomes more widely available, it could potentially detract from the appeal stemming from the scarcity of our brand. Our brand may also be adversely affected if our public image or reputation is tarnished by negative publicity. Maintaining and enhancing our brand will depend largely on our ability to be a leader in the athletic apparel industry, to offer a unique store experience to our customers and to continue to provide high quality products and services, which we may not do successfully. If we are unable to maintain or enhance our brand image our results of operations may suffer and our business may be harmed.

We rely on third-party suppliers to provide fabrics for and to produce our products, and we have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, our Luon fabric, which is included in many of our products, is supplied to the mills we use by a single manufacturer in Taiwan, and the fibers used in manufacturing our Luon fabric are supplied to our Taiwanese manufacturer by a single company. In fiscal 2006, approximately 85% of our products were produced by our top ten manufacturing suppliers.

If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements or fill our orders in a timely manner. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide fabrics and raw materials or manufacture products that comply with our technical specifications and are consistent with our standards. We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs.

Additionally, if defects in the manufacture of our products are not discovered until after such products are purchased by our customers, our customers could lose confidence in the technical attributes of our products and our results of operations could suffer and our business may be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

The amount of expenses (in thousands) incurred for the Company’s account in connection with the offering is as follows:

(in thousands)

Underwriting discounts and commissions	$2,887
Finders Fees	—
Expenses paid to or for our underwriters	—
Other expenses	6,864
Total expenses	9,751

The foregoing expenses are a reasonable estimate of the expenses incurred by us in the initial public offering and do not represent the exact amount of expenses incurred.

The net proceeds of the offering including the over-allotment option, to us (after deducting the foregoing expenses) were $31,485,939. Since August 2, 2007, the settlement date of the offering, we have used approximately $26.9 million of the net proceeds for capital expenditures, including new store openings, and inventory purchases. The remainder of the net proceeds have been utilized as temporary investments in cash and cash equivalents.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 28, 2007 we held a special meeting of stockholders.

At the Special Meeting, our Stockholders voted on the adoption of the lululemon athletica inc. 2007 Employee Share Purchase Plan as follows:

Votes

For	57,673,366
Against	3,259,907
Abstain	2,126
Broker Non-Votes	0

ITEM 5.	OTHER INFORMATION

(a) In fiscal 2005, in connection with the commencement of his employment, Robert Meers, our Chief Executive Officer, was granted an option to acquire common stock of each of our principal operating subsidiaries. In each case, 60% of those options were subject to time-based vesting, based on Mr. Meers’ continued service to us and our affiliates, and 40% of those options were subject to performance-based vesting, based on the returns realized by certain of our institutional investors in connection with a sale of our assets or a sale of more than 80% of the shares held by those investors in one transaction or a series of transactions.

In connection with our pre-initial public offering reorganization, those subsidiary options were replaced by options to acquire 2,285,422 and 501,802 of our common stock at an exercise price of $0.60 and $0.49, respectively. This substitution preserved the aggregate option exercise price, option spread, vesting conditions, duration and all other material terms of the original awards.

In November 2007, in recognition of the fact that the original option agreements were prepared at the time the Company was not a publicly traded company and contained provisions more suitable for a private company than a public company, we agreed with Mr. Meers to modify the replacement options. Consistent with current best practices in corporate governance applicable to publicly traded companies, the options were amended to delete “drag-along” provisions benefiting our institutional investors, requiring Mr. Meers to participate in and otherwise support change of control transactions favored by our institutional investors. The options were amended to provide that the return multiples that are the basis for vesting of the performance-vested portions of the options may be realized in multiple transactions, so long as the investors ultimately sell 80% of their shares (or realize a return equal to five times their original investment, regardless of percentage of shares sold). The remaining terms of those options are unchanged.

Copies of the restated option agreements are filed with this Quarterly Report as Exhibits 10.1 and 10.2.

(b) In October 2007, the compensation plan for outside directors was amended to provide pro rata grants of equity awards for a director appointed or elected to the board of directors between annual meetings of stockholders. A summary of the outside director plan is filed with this Quarterly Report as Exhibit 10.4.

(c) On November 27, 2007, our board of directors approved a change in our fiscal year from the twelve months ending on January 31st of each year to a 52/53 week fiscal year ending on the first Sunday following January 30th of each year. The change in our fiscal year will take effect for the current fiscal year and, therefore, there will be no transition period in connection with this change of fiscal year end. Our 2007 fiscal year will end on February 3, 2008 and our 2008 fiscal year will end on February 1, 2009. The remaining quarters in fiscal 2008 will be the thirteen weeks ended May 4, 2008, the thirteen weeks ended August 3, 2008 and the thirteen weeks ended November 2, 2008.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

10	.1#	Non-Qualified Stock Option Award Agreement with Robert Meers to purchase 2,285,422 shares of common stock under the lululemon athletica inc. 2007 Equity Incentive Plan
10	.2#	Non-Qualified Stock Option Award Agreement with Robert Meers to purchase 501,802 shares of common stock under the lululemon athletica inc. 2007 Equity Incentive Plan
10	.3#	lululemon athletica inc. Employee Share Purchase Plan
10.4		Outside Director Compensation Plan
31.1		Certification by Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification by Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

Dated: November 29, 2007	By: */s/ John Currie JOHN CURRIE Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number		Description of Document

10	.1#	Non-Qualified Stock Option Award Agreement with Robert Meers to purchase 2,285,422 shares of common stock under the lululemon athletica inc. 2007 Equity Incentive Plan
10	.2#	Non-Qualified Stock Option Award Agreement with Robert Meers to purchase 501,802 shares of common stock under the lululemon athletica inc. 2007 Equity Incentive Plan
10	.3#	lululemon athletica inc. Employee Share Purchase Plan
10.4		Outside Director Compensation Plan
31.1		Certification by Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification by Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan