Form 10-K
period 2008-02-03
lululemon athletica inc.
filed 2008-04-08
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33608
lululemon athletica inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3842867 (I.R.S. Employer Identification Number)
2285 Clark Drive Vancouver, British Columbia (Address of principal executive offices)	V5N 3G9 (Zip Code)

Registrant’s telephone number, including area code: (604) 732-6124

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

Yes ☐      No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2007 was approximately $834,916,914. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 31, 2007. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on July 31, 2007.

     Common Stock:

At March 31, 2008 there were 46,734,405 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

     Exchangeable and Special Voting Shares:

At March 31, 2008, there were outstanding 20,935,041 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at March 31, 2008, the registrant had outstanding 20,935,041 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

PART I

ITEM 1.	BUSINESS

Overview

lululemon is a rapidly growing designer and retailer of technical athletic apparel primarily in North America. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We believe consumers associate our brand with innovative, technical apparel products. Our products are designed to offer performance, fit and comfort while incorporating both function and style. Our heritage of combining performance and style distinctly positions us to address the needs of female athletes as well as a growing core of consumers who desire everyday casual wear that is consistent with their active lifestyles. We also continue to broaden our product range to increasingly appeal to male athletes. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of February 3, 2008, our branded apparel was principally sold through our 81 stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with, and gain insights from, our customers while providing us with greater control of our brand.

We have developed a distinctive community-based strategy that we believe enhances our brand and reinforces our customer loyalty. The key elements of our strategy are to:

•	design and develop innovative athletic apparel that combines performance with style and incorporates real-time customer feedback;

•	locate our stores in street locations, lifestyle centers and malls that position each lululemon athletica store as an integral part of its community;

•	create an inviting and educational store environment that encourages product trial and repeat visits; and

•	market on a grassroots level in each community, including through influential fitness practitioners who embrace and create excitement around our brand.

We were founded in 1998 by Dennis “Chip” Wilson in Vancouver, Canada. Noting the increasing number of women participating in sports, and specifically yoga, Mr. Wilson developed lululemon athletica to address a void in the women’s athletic apparel market. The founding principles established by Mr. Wilson drive our distinctive corporate culture with a mission of providing people with the components to live a longer, healthier and more fun life. Consistent with this mission, we promote a set of core values in our business, which include developing the highest quality products, operating with integrity, leading a healthy balanced life, and training our employees in self responsibility and goal setting. These core values attract passionate and motivated employees who are driven to succeed and share our vision of “elevating the world from mediocrity to greatness.” We believe the energy and passion of our employees allow us to successfully execute on our business strategy, enhance brand loyalty and create a distinctive connection with our customers.

We believe our culture and community-based business approach provide us with competitive advantages that are responsible for our strong financial performance. Our net revenue has increased from $40.7 million in fiscal 2004 to $274.7 million in fiscal 2007, representing an 88.9% compound annual growth rate. Our net revenue also increased from $148.9 million in fiscal 2006 to $274.7 million in fiscal 2007, representing an 84.5% increase. During fiscal 2006 our comparable store sales increased 25% and we reported income from operations of $16.2 million, which includes a one-time $7.2 million litigation settlement charge. During fiscal 2007, our comparable store sales increased 34% as compared to the same period during the prior year and we reported income from operations of $50.1 million. In the fiscal year ended February 3, 2008, our corporate-owned stores opened for at least one year averaged sales of approximately $1,700 per square foot, compared to sales per square foot of approximately $1,400 for the four quarters ended January 31, 2007, which we believe is among the best in the apparel retail sector.

Our Market

Our primary target customer is a sophisticated and educated woman who understands the importance of an active, healthy lifestyle. She is increasingly tasked with the dual responsibilities of career and family and is constantly challenged to balance her work, life and health. We believe she pursues exercise to achieve physical fitness and inner peace.

As women have continued to embrace a variety of fitness and athletic activities, including yoga, we believe other athletic apparel companies are not effectively addressing their unique style, fit and performance needs. We believe we have been able to help address this void in the marketplace by incorporating style along with comfort and functionality into our products. Although we were founded to address the unique needs of women, we are also successfully designing products for men who also appreciate the technical rigor and premium quality of our products. We also believe longer-term growth in athletic participation will be reinforced as the aging Baby Boomer generation focuses more on longevity. In addition, we believe consumer purchase decisions are driven by both an actual need for functional products and a desire to create a particular lifestyle perception. As such, we believe the credibility and authenticity of our brand expands our potential market beyond just athletes to those who desire to lead an active, healthy, and balanced life.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors and are important to our success:

•	Premium Active Brand. lululemon athletica stands for leading a healthy, balanced and fun life. We believe customers associate the lululemon athletica brand with high quality premium athletic apparel that incorporates technically advanced materials, innovative functional features and style. We believe our focus on women differentiates us and positions lululemon athletica to address a void in the growing market for women’s athletic apparel. The premium nature of our brand is reinforced by our vertical retail strategy and our selective distribution through yoga studios and fitness clubs that we believe are the most influential within the fitness communities of their respective markets. While our brand has its roots in yoga, our products are increasingly being designed and used for other athletic and casual lifestyle pursuits. We work with local athletes and fitness practitioners to enhance our brand awareness and broaden our product appeal.

•	Distinctive Retail Experience. We locate our stores in street locations, lifestyle centers and malls that position lululemon athletica stores to be an integral part of their communities. Our retail concept is based on a community-centric philosophy designed to offer customers an inviting and educational experience. We believe that this environment encourages product trial, purchases and repeat visits. We coach our store sales associates, who we refer to as “educators,” to develop a personal connection with each guest. They receive approximately 30 hours of in-house training within the first three months of the start of their employment and are well prepared to explain the technical and innovative design aspects of each product.

•	Innovative Design Process. We offer high-quality premium apparel that is designed for performance, comfort, functionality and style. We attribute our ability to develop superior products to a number of factors, including:

•	our feedback-based design process through which our design and product development team proactively and frequently seeks input from our customers and local fitness practitioners;

•	close collaboration with our third-party suppliers to formulate innovative and technically-advanced fabrics and features for our products; and

•	although we typically bring products from design to market in eight to 10 months, our vertical retail strategy enables us to bring select products to market in as little as one month, thereby allowing us to respond quickly to customer feedback, changing market conditions and apparel trends.

•	Community-Based Marketing Approach. We differentiate lululemon athletica through an innovative, community-based approach to building brand awareness and customer loyalty. We use a multi-faceted grassroots marketing strategy that includes partnering with local fitness practitioners and retail educators and creating in-store community boards. Each of our stores has a dedicated community coordinator who organizes fitness or philanthropic events that heighten the image of our brand in the community. We believe this grassroots approach allows us to successfully increase brand awareness and broaden our appeal while reinforcing our premium brand image.

•	Deep Rooted Culture Centered on Training and Personal Growth. We believe our core values and distinctive corporate culture allow us to attract passionate and motivated employees who are driven to succeed and share our vision. We provide our employees with a supportive, goal-oriented environment and encourage them to reach their full professional, health and personal potential. We offer programs such as personal development workshops and goal coaching to assist our employees in realizing their long-term objectives. We believe our relationship with our employees is exceptional and a key contributor to our success.

•	Experienced Management Team with Proven Ability to Execute. Our founder, Mr. Wilson, leads our design team and plays a central role in corporate strategy and in promoting our distinctive corporate culture. Our Chief Executive Officer, Robert Meers, whose experience includes 15 years at Reebok International Ltd., most recently serving as the Chief Executive Officer of the Reebok brand from 1996 to 1999, joined us in December 2005. Our President, Chief Operating Officer, and CEO designate, Christine Day, whose experience includes 20 years at Starbucks Corporation, most recently serving as President of Asia Pacific Group of Starbucks International from 2004 to 2007, joined us in January 2008. Messrs. Wilson and Meers and Ms. Day have assembled a management team with a complementary mix of retail, design, operations, product sourcing and marketing experience from leading apparel and retail companies such as Abercrombie & Fitch Co., Nike, Inc., and Reebok International Ltd. We believe our management team is well positioned to execute the long-term growth strategy for our business.

Growth Strategy

Key elements of our growth strategy are to:

•	Grow our Store Base in North America. As of February 3, 2008, our products were sold through 74 stores in North America, including 40 in Canada and 34 in the United States. We expect that most of our near-term store growth will occur in the United States. We plan to add new stores to strengthen existing markets and selectively enter new markets in the United States and Canada. We opened 27 stores in the United States and Canada in fiscal 2007, and we plan to open approximately 35 additional stores in fiscal 2008 in the United States and Canada.

•	Increase our Brand Awareness. We will continue to increase brand awareness and customer loyalty through our grassroots marketing efforts and planned store expansion. We believe that increased brand awareness will result in increased comparable store sales and sales productivity over time.

•	Introduce New Product Technologies. We remain focused on developing and offering products that incorporate technology-enhanced fabrics and performance features that differentiate us in the market. Collaborating with leading fabric manufacturers, we have jointly developed and trademarked names for innovative fabrics such as Luon and Silverescent, and natural stretch fabrics using organic elements such as bamboo, soy, and seaweed. Among our ongoing efforts, we are jointly developing encapsulation-enhanced fabrics to provide advanced features such as UV protection and temperature control. In addition, we will continue to develop differentiated manufacturing techniques that provide greater support, protection, and comfort.

•	Broaden the Appeal of our Products. We will selectively seek opportunities to expand the appeal of our brand to improve store productivity and increase our overall addressable market. To enhance our product appeal, we intend to:

•	Grow our Men’s Business. We believe the premium quality and technical rigor of our products will continue to appeal to men and that there is an opportunity to expand our men’s business as a proportion of our total sales.

•	Expand our Product Categories. We plan to expand our product offerings in complementary existing and new categories such as bags, undergarments, outerwear and sandals.

•	Increase the Range of Athletic Activities our Products Target. We expect customers to increasingly purchase our products for activities such as running, dance and general fitness as we educate them on the versatility of our products and expand our product categories.

•	Expand Beyond North America. As of February 3, 2008, we operated four stores in Japan through a joint venture and three franchise stores in Australia, which we intend to transition to a joint venture. Over time, we intend to pursue additional joint venture opportunities in other Asian and European markets.

•	Develop a Retail Website. We expect to launch a retail website in late 2008 or early 2009. The addition of an ecommerce sales channel will expand our customer base and supplement our growing store base. This site will be designed to reflect the distinctive retail experience that our customers enjoy in our stores while providing greater shopping flexibility.

Our Stores

As of February 3, 2008, our retail footprint included 40 stores in Canada, 34 stores in the United States, three stores in Australia, and four joint venture-controlled stores in Japan. We recently announced our intention to discontinue our operations in Japan. The 74 stores in Canada and the United States include three franchise stores in Canada and four in the United States. While the significant majority of our stores are branded lululemon athletica, one of our corporate-owned stores and one franchise store in Canada are branded oqoqo and specialize in apparel made with sustainable organic or recycled fabrics. Our retail stores are located primarily on street locations, in lifestyle centers and in malls.

The following store list shows the number of branded stores (including corporate-owned stores, franchise stores, and stores operated through our joint venture relationships) operated in each Canadian province, U.S. state, and internationally as of February 3, 2008.

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	7	—	7
British Columbia	9	2	11
Manitoba	1	—	1
Ontario	16	—	16
Québec	4	—	4
Saskatchewan	—	1	1

Total Canada	37	3	40

United States
California	11	1	12
Colorado	—	2	2
Florida	2	—	2
Illinois	4	—	4
Massachusetts	4	—	4
New York	1	—	1
Oregon	1	—	1
Texas	4	—	4
Virginia	2	—	2
Washington	1	1	2

Total United States	30	4	34

International
Australia	—	3	3
Japan	4	—	4

Total International	4	3	7

Overall total, as of January 31, 2007	41	10	51

Overall total, as of February 3, 2008	71	10	81

Store Economics

We believe that our innovative retail concept and customer experience contribute to the success of our stores most of which generate strong productivity and returns. During fiscal 2007 our corporate-owned stores open at least one year, which average approximately 2,900 square feet, averaged sales of approximately $1,700 per square foot.

Store Expansion

From February 1, 2002 (when we had one store, in Vancouver) to February 3, 2008, we opened 70 corporate-owned stores in North America. We opened our first corporate-owned store in the United States in 2003. Over the next few years, our new store growth will be primarily focused on corporate-owned stores in the United States, an attractive market with a population of over nine times the size of Canada. We opened 27 stores in the United States and Canada in fiscal 2007. We expect to open approximately 35 additional stores in fiscal 2008 in the United States and Canada.

Franchise Stores in North America

As of February 3, 2008 we had three franchise stores in Canada and four franchise stores in the United States. We began opening franchise stores in select markets in 2002 to expand our store network while limiting required capital expenditures. We have committed to open one additional franchise store in the United States with one of our existing franchisees. Pursuing new franchise partnerships or opening new franchise stores is not a significant part of our near-term store growth strategy. We continue to evaluate the ability to repurchase attractive franchises, which, in some cases, we can contractually acquire at a specified percentage of trailing 12-month sales. Unless otherwise approved by us, our franchisees are required to sell only our branded products, which are purchased from us at a discount to the suggested retail price.

International Stores

Beyond North America, we intend to pursue a joint venture model to expand our global presence. We believe that partnering with companies and individuals with significant experience and proven success in the target country is to our advantage. In 2006, we established a joint venture in Japan with Descente Ltd., a global leader in fabric technology, called “Lululemon Japan Inc.” We own 60% of the joint venture, which currently operates four stores. Japan represents less than 1.5% of our fiscal 2007 revenues and has been taking a disproportionate amount of management’s time and attention over the past year. After reevaluating our operating performance in Japan and our strategic priorities, we plan to discontinue our operations in Japan.

As of February 3, 2008, we operated one store in Melbourne, Australia and two stores in Sydney, Australia, through a franchise arrangement. We expect to transition these franchises to a joint venture arrangement in which we are the majority owner.

Wholesale Channel

We also sell lululemon athletica products through premium yoga studios, health clubs and fitness centers. This channel represented only 2.2% of our net revenue in fiscal 2006 and 1.8% of our net revenue in fiscal 2007. We believe that these premium wholesale locations offer an alternative distribution channel that is convenient for our core consumer and enhances the image of our brand. We do not intend wholesale to be a meaningful contributor to overall sales. Instead we use the channel to build brand awareness, especially in new markets.

Our Products

We offer a comprehensive line of performance apparel and accessories for both women and men. Our apparel assortment, including items such as fitness pants, shorts, tops and jackets, is designed for healthy lifestyle activities such as yoga, dance, running and general fitness. According to a third-party survey commissioned by one of our investors in 2005, approximately 25% of our products were purchased specifically for yoga. The balance of purchases were for a range of athletic and casual pursuits. Although we benefit from the growing number of people that participate in yoga, we believe the percentage of our products sold for other activities will continue to increase as we broaden our product range to address other activities. Our fitness-related accessories include an array of items such as bags, socks, underwear, yoga mats, instructional yoga DVDs, water bottles and headbands.

We believe the authenticity of our products is driven by a number of factors. These factors include our athlete-inspired design process, our use of technical materials, our sophisticated manufacturing methods and our innovative product features. Our athletic apparel is designed and manufactured using cutting-edge fabrics that deliver maximum function and athletic fit. We collaborate with leading fabric suppliers to develop advanced fabrics that we sell under our trademarks. Our in-house design team works closely with our suppliers to formulate fabrics that meet our performance and functional specifications such as stretch ability, capability to wick moisture and durability. We currently incorporate the following advanced fabrics in our products:

•	Luon, included in more than half of our products, wicks away moisture, moves with the body and is designed to eliminate irritation;

•	Silverescent incorporates silver directly into the fabric to reduce odors as a result of the antibacterial properties of the silver in the fabric; and

•	VitaSea, derived from a seaweed compound.

Our design team continues to develop fabrics that we believe will help advance our product line and differentiate us from the competition.

Our products are constructed with advanced sewing techniques such as flat seaming, and care and content labels which increase comfort and functionality by reducing skin irritation and strengthening important seams. Our apparel products include innovative features to promote convenience, such as pockets designed to hold credit cards, keys, digital audio players, and heart rate monitors, or clips for heart rate transmitters.

Our Culture and Values

Since our inception, Mr. Wilson has developed a distinctive corporate culture with a mission to provide people with components to live a longer, healthier and more fun life. We promote a set of core values in our business, which include developing the highest quality products, operating with integrity, leading a healthy balanced life and instilling in our employees a sense of self responsibility and personal achievement. These core values allow us to attract passionate and motivated employees who are driven to succeed and share our vision of “elevating the world from mediocrity to greatness.”

Community-Based Marketing

We differentiate our business through an innovative, community-based approach to building brand awareness and customer loyalty. We pursue a multi-faceted strategy which leverages our local ambassadors, in-store community boards, retail educators and a variety of grassroots initiatives. Our ambassadors, who are local fitness practitioners, share our core values and introduce our brand to their fitness classes and communities leading to interest in the brand, store visits and word-of-mouth marketing. Our in-store community boards, coupled with our educators’ knowledge, further position our stores as community destinations designed to educate and enrich our customers. Each of our stores has a dedicated community coordinator who selectively organizes events that heighten the image of our brand in the community. Each of our community coordinators customizes a local marketing plan to focus on the important athletic and philanthropic activities within each community.

Product Design and Development

Our product design efforts are led by Mr. Wilson and a team of 13 designers based in Vancouver, Canada. Our team is comprised of dedicated athletes and users of our products who embody our design philosophy and dedication to premium quality. While our design team identifies trends based on market research, we primarily use an innovative feedback-based design process through which we proactively seek the input of customers and our ambassadors. Our ambassadors have become an integral part of our product design process as they test and evaluate our products, providing real-time feedback on performance and functionality. Our design team also hosts meetings each year in many of our markets. In these meetings, local athletes, trainers, yogis and members of the fitness industry discuss our products and provide us with additional feedback and ideas. Members of our design team also regularly work at our stores, which gives them the opportunity to interact with and receive direct feedback from customers. Our design team incorporates all of this input to adjust fit and style, to detect new athletic trends and to identify desirable fabrics.

To ensure that we continue to provide our customers with advanced fabrics, our design team works closely with our suppliers to incorporate innovative fabrics that meet particular specifications into our products. These specifications include characteristics such as stretch ability, capability to wick moisture and durability. In addition, to ensure the product quality of our fabric and its authenticity, we test our products using a leading testing facility. We also partner with a leading independent inspection, verification, testing and certification company, which conducts a battery of tests before each season on all of our fabrics across all product lines, testing for a variety of attributes including content, pilling, shrinkage, and colorfastness. We collaborate with leading fabric suppliers to develop fabrics that we ultimately trademark for brand recognition whenever possible.

We typically bring new products from design to market in approximately eight to 10 months, however, our vertical retail structure enables us to bring select new products to market in as little as one month. We believe our lead times are shorter than a typical apparel wholesaler due to our streamlined design and development process as well as the real-time input we receive from our consumers and ambassadors through our retail locations. Our process does not involve edits by intermediaries, such as retail buyers or a sales force, and we believe it incorporates a shorter sample process than typical apparel wholesalers. This rapid turnaround time allows us to respond relatively quickly to trends or changing market conditions.

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities, and contract directly with third-party vendors for fabrics and finished goods. The fabric used in our products is sourced by our manufacturers from a limited number of pre-approved suppliers. We work with a group of approximately 30 manufacturers, 10 of which produced approximately 80% of our products in fiscal 2007. During fiscal 2007, no single manufacturer produced more than 25% of our product offering. During fiscal 2007, approximately 60% of our products were produced in China, approximately 18% in Canada, approximately 14% in South East Asia and the remainder in the United States, Israel, Peru, Korea, and Taiwan. Our North American manufacturers typically produce more core products and provide us with the speed to market necessary to respond quickly to changing trends and increased demand. While we plan to support future growth through manufacturers outside of North America, our intent is to also maintain production in Canada and the United States. We have developed long-standing relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products in the long-term. We require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing, working conditions and other social concerns. We currently also work with a leading inspection and verification firm to closely monitor each supplier’s compliance to applicable law and our workplace code of conduct.

Distribution Facilities

We centrally distribute finished products in North America from distribution facilities in Vancouver, Canada and Renton, Washington. The facility in Washington is operated by a third-party. Our contract for the Renton, Washington distribution facility expires in April 2010. We operate the distribution facility in Vancouver, which is leased and is approximately 51,000 square feet. We believe that this modern facility enhances the efficiency of our operations. We believe our distribution infrastructure will be sufficient to accommodate our expected store growth and expanded product offerings over the next several years. Merchandise is typically shipped to our stores via third-party delivery services multiple times per week, providing them with a steady flow of new inventory.

Competition

Competition in the athletic apparel industry is principally on the basis of brand image and recognition as well as product quality, innovation, style, distribution and price. We believe that we successfully compete on the basis of our premium brand image, our focus on women and our technical product innovation. In addition, we believe our vertical retail distribution strategy differentiates us from our competitors and allows us to more effectively control our brand image.

The market for athletic apparel is highly competitive. It includes increasing competition from established companies who are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG, which includes the adidas and Reebok brands, and Under Armour, Inc. We also compete with retailers specifically focused on women’s athletic apparel including Lucy Activewear Inc., The Finish Line Inc. (including Finish Line and Paiva collection), and bebe stores, inc. (BEBE SPORT collection).

Our Employees

As of February 3, 2008, we had 2,683 employees, of which 1,860 were employed in Canada and 823 were employed in the United States. Of the 1,860 Canadian employees, 1,280 were employed in our corporate-owned stores, 74 were employed in distribution, 47 were employed in supply chain and production, and the remaining 459 performed selling, general and administrative and other functions. Of the 823 employees employed in the United States, 795 were employed in our corporate-owned stores and showrooms and 28 performed selling, general and administration functions. None of our employees is currently covered by a collective bargaining agreement. We have had no labor-related work stoppages.

Intellectual Property

We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products, in Canada, the United States and in the other countries in which our products are currently or intended to be either sold or manufactured. Our major trademarks include lululemon athletica & design, the logo design (WAVE design) and lululemon as a word mark. In addition to the registrations in Canada and the United States, lululemon’s design and word mark are registered in over 66 other jurisdictions which cover over 114 countries. We own trademark registrations or have made trademark applications for names of several of our fabrics including Luon, Silverescent, VitaSea, Soyla, Boolux and LULLURE.

Securities and Exchange Commission Filings

Our website address is www.lululemon.com We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission, or SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC’s website at www.sec.gov. Also available on our website are printable versions of our Code of Business Conduct and Ethics and charters of the Audit, Compensation, and Nominating and Governance Committees of our Board of Directors. Information on our website does not constitute part of this annual report on Form 10-K or any other report we file or furnish with the SEC.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included or incorporated by reference in this Form 10-K before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could materially suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have grown rapidly in recent years and we have limited operating experience at our current scale of operations; if we are unable to manage our operations at our current size or to manage any future growth effectively, our brand image and financial performance may suffer.

We have expanded our operations rapidly since our inception in 1998 and we have limited operating experience at our current size. We opened our first store in Canada in 1999 and our first store in the United States in 2003. Our net revenue increased from $40.7 million in fiscal 2004 to $274.7 million in fiscal 2007, representing a compound annual increase of approximately 88.9%. We expect our net revenue growth rate to slow as the number of new stores that we open in the future declines relative to our larger store base. Our substantial growth to date has placed a significant strain on our management systems and resources. If our operations continue to grow, of which there can be no assurance, we will be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. Our continued growth could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, and delays in production and shipments. These difficulties would likely result in the erosion of our brand image and lead to a decrease in net revenue, income from operations and the price of our common stock.

We may not be able to successfully open new store locations in a timely manner, if at all, which could harm our results of operations.

Our growth will largely depend on our ability to successfully open and operate new stores. Our ability to successfully open and operate new stores depends on many factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside of our control;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	hire, train and retain store personnel and field management;

•	assimilate new store personnel and field management into our corporate culture;

•	source sufficient inventory levels; and

•	successfully integrate new stores into our existing operations and information technology systems.

Successful new store openings may also be affected by our ability to initiate our grassroots marketing efforts in advance of opening our first store in a new market. We typically rely on our grassroots marketing efforts to build awareness of our brand and demand for our products. Our grassroots marketing efforts are often lengthy and must be tailored to each new market based on our emerging understanding of the market. Accordingly, there can be no assurance that we will be able to successfully implement our grassroots marketing efforts in a particular market in a timely manner, if at all. Additionally, we may be unsuccessful in identifying new markets where our technical athletic apparel and other products and brand image will be accepted or the performance of our stores will be considered successful. Further, we will encounter pre-operating costs and we may encounter initial losses while new stores commence operations.

We plan to open a large number of stores in the near future in comparison to our existing store base and our historical rate of store launches. Of the 81 stores in operation as of February 3, 2008, we opened five new stores in

Canada, 22 new stores in the United States and four new stores outside of North America in fiscal 2007. In May 2007, we closed one corporate-owned oqoqo store. During fiscal 2006, we opened seven new stores in Canada, six new stores in the United States and one new store outside of North America. During fiscal 2005, we opened 13 new stores in Canada, three new stores in the United States and one new store outside of North America. We expect to open a total of 35 additional stores in fiscal 2008 in the United States and Canada. We estimate that we will incur approximately $18 million to $21 million of capital expenditures in fiscal 2008 to open these 35 additional stores. In addition, our new stores will not be immediately profitable and we will incur losses until these stores become profitable. There can be no assurance that we will open the planned number of new stores in fiscal 2008. Any failure to successfully open and operate new stores will harm our results of operations.

Our limited operating experience and limited brand recognition in new markets may limit our expansion strategy and cause our business and growth to suffer.

Our future growth depends, to a considerable extent, on our expansion efforts outside of Canada, especially in the United States. Our current operations are based largely in Canada. As of February 3, 2008, we had 40 stores in Canada, 34 stores in the United States, three stores in Australia and four stores in Japan. Therefore we have a limited number of customers and limited experience in operating outside of Canada. We also have limited experience with regulatory environments and market practices outside of Canada, and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of Canada. As previously disclosed, we plan to discontinue our operations in Japan. In connection with our initial expansion efforts, especially in the United States, we have encountered increased costs of operations resulting from higher payroll expenses and increased rent expense. In connection with our initial expansion efforts outside of North America, we have encountered many obstacles we do not face in Canada or the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.

We may also encounter difficulty expanding into new markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by customers in these new markets. In particular, we have no assurance that our grassroots marketing efforts will prove successful outside of the narrow geographic regions in which they have been used in the United States and Canada. We anticipate that as our business expands into new markets and as the market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Conversely, as we penetrate these markets and our brand becomes more widely available, it could potentially detract from the appeal stemming from the scarcity of our brand. Our brand may also be adversely affected if our public image or reputation is tarnished by negative publicity. For example, we have recently been subject to stories in several publications questioning the seaweed content and product claims for our VitaSea products. While we have conducted independent testing which has confirmed the seaweed content of our products and have modified our product claims, such publicity on this or our other products may harm our business. Maintaining and enhancing our brand will depend largely on our ability to be a leader in the athletic apparel industry, to offer a unique store experience to our customers and to continue to provide high quality products and services, which we may not do successfully. Failure to develop new markets outside of Canada or disappointing growth outside of Canada will harm our business and results of operations. In addition, if we are unable to maintain or enhance our brand image our results of operations may suffer and our business may be harmed.

We plan to primarily use cash from operations to finance our growth strategy, and if we are unable to maintain sufficient levels of cash flow we may not meet our growth expectations.

We intend to finance our growth through the cash flows generated by our existing stores, borrowings under our available credit facilities and the net proceeds from our initial public offering. However, if our stores are not profitable or if our store profits decline, we may not have the cash flow necessary in order to pursue or maintain our growth strategy. We may also be unable to obtain any necessary financing on commercially reasonable terms to pursue or maintain our growth strategy. If we are unable to pursue or maintain our growth strategy, the market price of our common stock could decline and our results of operations and profitability could suffer.

A downturn in the economy may affect consumer purchases of discretionary items, which could materially harm our sales, profitability and financial condition.

Many factors affect the level of consumer spending for discretionary items such as our technical athletic apparel and related products. These factors include general business conditions, interest and tax rates, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our technical athletic apparel, tend to decline during recessionary periods when disposable income is lower. Due to our limited operating history, we have not experienced a recessionary period and can therefore not predict the effect on our sales and profitability of a downturn in the economy. However, a downturn in the economy in markets in which we sell our products may materially harm our sales, profitability and financial condition.

Our ability to attract customers to our stores depends heavily on successfully locating our stores in suitable locations and any impairment of a store location, including any decrease in customer traffic, could cause our sales to be less than expected.

Our approach to identifying locations for our stores typically favors street locations and lifestyle centers where we can be a part of the community. As a result, our stores are typically located near retailers or fitness facilities that we believe are consistent with our customers’ lifestyle choices. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Store locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:

•	economic downturns in a particular area;

•	competition from nearby retailers selling athletic apparel;

•	changing consumer demographics in a particular market;

•	changing lifestyle choices of consumers in a particular market; and

•	the closing or decline in popularity of other businesses located near our store.

Changes in areas around our store locations that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue and profitability.

The market for technical athletic apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on women’s athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweat shirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition, such as Nike, Inc. and adidas AG, which includes the adidas and Reebok brands. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in yoga apparel. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. In addition, our technical athletic apparel is sold at a premium to traditional athletic apparel.

Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to our “grassroots” marketing approach, many of our competitors promote their brands primarily through traditional forms of advertising, such as print media and television commercials, and through celebrity athlete endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly in new markets than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as wholesale, internet or catalog sales or an extensive franchise network, as opposed to distribution through retail stores, and many of our competitors have substantial resources to devote toward increasing sales in such ways.

In addition, because we own no patents or exclusive intellectual property rights in the technology, fabrics or processes underlying our products, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrication techniques and styling similar to our products.

Our inability to maintain recent levels of comparable store sales or average sales per square foot could cause our stock price to decline.

We may not be able to maintain the levels of comparable store sales that we have experienced historically. In addition, we may not be able to replicate in the United States and outside of North America our historic average sales per square foot. Our sales per square foot in stores we have opened in the United States have generally been lower than those we have been able to achieve in Canada. As sales in the United States grow to become a larger percentage of our overall sales, our average sales per square foot will likely decline. If our future comparable store sales or average sales per square foot decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations of our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, over the past 16 fiscal quarters, our quarterly comparable store sales have ranged from a decrease of 1% in the second quarter of fiscal 2004 to an increase of 41% in the fourth quarter of fiscal 2007. A variety of factors affect both comparable store sales and average sales per square foot, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to be materially lower than recent periods and our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

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

Our plans to improve and expand our product offerings may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could harm our competitive position and reduce our net revenue and profitability.

In addition to our store expansion strategy, we plan to grow our business by improving and expanding our product offerings, which includes introducing new product technologies, increasing the range of athletic activities our products target, growing our men’s business and expanding our accessories, undergarments and outerwear offerings. The principal risks to our ability to successfully carry out our plans to improve and expand our product offering are that:

•	introduction of new products may be delayed, which may allow our competitors to introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in technical athletic apparel innovation;

•	if our expanded product offerings fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease;

•	implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems; and

•	incorporation of novel technologies into our products that are not accepted by our customers or that are inferior to similar products offered by our competitors.

In addition, our ability to successfully carry out our plans to improve and expand our product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer athletic preferences and style trends. These plans could be abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our net revenue and profitability.

We rely on third-party suppliers to provide fabrics for and to produce our products, and we have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, our Luon fabric, which is included in many of our products, is supplied to the mills we use by a single manufacturer in Taiwan, and the fibers used in manufacturing our Luon fabric are supplied to our Taiwanese manufacturer by a single company. In fiscal 2007, approximately 80% of our products were produced by our top 10 manufacturing suppliers.

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

We do not have long-term contracts with our suppliers and accordingly could face significant disruptions in supply from our current sources.

We generally do not enter into long-term formal written agreements with our suppliers, including those for Luon, and typically transact business with our suppliers on an order-by-order basis. There can be no assurance that there will not be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products arising from a lack of long-term contracts could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term.

We do not have patents or exclusive intellectual property rights in our fabrics and manufacturing technology. If our competitors sell similar products to ours, our net revenue and profitability could suffer.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we currently own no patents or exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrications and styling similar to our products. Because many of our competitors, such as Nike, Inc. and adidas AG, which includes the adidas and Reebok brands, have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenue and profitability could suffer.

Our future success is substantially dependent on the continued service of our senior management.

Our future success is substantially dependent on the continued service of our senior management, particularly Dennis Wilson, our founder and Chairman and Chief Product Designer, Robert Meers, our Chief Executive Officer, and Christine Day, our President, Chief Operating Officer and CEO designate. The loss of the services of our senior management could make it more difficult to successfully operate our business and achieve our business goals.

We also may be unable to retain existing management, technical, sales and client support personnel that are critical to our success, which could result in harm to our customer and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

In addition, while we maintain a key person insurance policy for Mr. Wilson, we have not obtained key person life insurance policies on Mr. Meers, Ms. Day or any of our other members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.

We are planning a replacement of our core systems that might disrupt our supply chain operations.

We are in the process of substantially modifying our information technology systems supporting our financial management and reporting, inventory and purchasing management, order management, warehouse management and forecasting. Modifications will involve replacing legacy systems with successor systems during the course of fiscal 2008. There are inherent risks associated with replacing our core systems, including supply chain disruptions that may affect our ability to deliver products to our stores and customers. We believe that other companies have experienced significant delays and cost overruns in implementing similar systems changes, and we may encounter similar problems. We may not be able to successfully implement these new systems or implement them without supply chain disruptions in the future. Any resulting supply chain disruptions could harm our business, prospects, financial condition and results of operations. Although our existing systems may be satisfactory in the short-term, we do not believe these systems are adequate to support our long-term growth. Thus, if we are not able to implement these new systems successfully, our business, prospects, financial condition and results of operations may suffer.

Problems with our distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies.

We rely on our distribution facility in Vancouver, British Columbia and a distribution center located in Renton, Washington operated by a third-party vendor for substantially all of our product distribution. In addition, in October 2007, we relocated our Vancouver distribution facility to a new, larger distribution facility. Our contract for the Renton, Washington distribution facility expires in April 2010 and there can be no assurance that we will be able to enter into another contract for a distribution center on acceptable terms. Such an event could disrupt our operations. Our distribution facilities include computer controlled and automated equipment, which means their operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because substantially all of our products are distributed from two locations, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.

Our operating results are subject to seasonal and quarterly variations in our net revenue and income from operations, which could cause the price of our common stock to decline.

We have experienced, and expect to continue to experience, significant seasonal variations in our net revenue and income from operations. Seasonal variations in our net revenue are primarily related to increased sales of our products during our fiscal fourth quarter, reflecting our historical strength in sales during the holiday season. We generated approximately 37%, 35% and 39% of our full year gross profit during the fourth quarters of fiscal 2005, fiscal 2006 and fiscal 2007 respectively. Historically, seasonal variations in our income from operations have been driven principally by increased net revenue in our fiscal fourth quarter.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the following:

•	the timing of new store openings;

•	net revenue and profits contributed by new stores;

•	increases or decreases in comparable store sales;

•	changes in our product mix; and

•	the timing of new advertising and new product introductions.

As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance.

Any future seasonal or quarterly fluctuations in our results of operations may not match the expectations of market analysts and investors. Disappointing quarterly results could cause the price of our common stock to decline. Seasonal or quarterly factors in our business and results of operations may also make it more difficult for market analysts and investors to assess the longer-term profitability and strength of our business at any particular point, which could lead to increased volatility in our stock price. Increased volatility could cause our stock price to suffer in comparison to less volatile investments.

If we are unable to accurately forecast customer demand for our products our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores and may harm our results of operations and customer relationships.

We stock our stores based on our estimates of future demand for particular products. If our inventory and planning team fails to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale in our stores. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and exclusivity of our brand. In fiscal 2006, we wrote-off $1.0 million of inventory and in fiscal 2007, we wrote off $0.8 million of inventory. In addition, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores and may damage our reputation and customer relationships. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

Our current and future joint ventures may not be successful.

As part of our growth strategy, we plan to expand our stores and sales of our products into new locations outside North America, particularly in the Asia-Pacific region. Our successful expansion and operation of new stores outside North America will depend on our ability to find suitable partners and to successfully implement and manage joint venture relationships. If we are able to find a joint venture partner in a specific geographic area, there can be no guarantee that such a relationship will be successful. Such a relationship often creates additional risk. For example, our partners in joint venture relationships may have interests that differ from ours or that conflict with ours, such as the timing of new store openings and the pricing of our products, or our partners may become bankrupt which may as a practical matter subject us to such partners’ liabilities in connection with the joint venture. In addition, joint ventures can magnify several other risks for us, including the potential loss of control over our cultural identity in the markets where we enter into joint ventures and the possibility that our brand image could be impaired by the actions of our partners. Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our partners. Reliance on joint venture relationships and our partners exposes us to increased risk that our joint ventures will not be successful and will result in competitive harm to our brand image that could cause our expansion efforts, profitability and results of operations to suffer.

We may need to raise additional capital that may be required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Operating our business and maintaining our growth efforts will require significant cash outlays and advance capital expenditures and commitments. If cash on hand and cash generated from operations and from our initial public offering are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

We are subject to risks associated with leasing retail space subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our stores, but instead lease all of our corporate-owned stores under operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments (at increased rates) if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our cost of goods sold. For example, as of February 3, 2008, we were a party to operating leases associated with our corporate-owned stores as well as other corporate facilities requiring future minimum lease payments aggregating $35.1 million through January 31, 2011 and approximately $34.7 million thereafter. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

Our substantial operating lease obligations could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our available cash to pay our rental obligations, thus reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete; and

•	placing us at a disadvantage with respect to some of our competitors.

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our available credit facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would harm our business.

If our independent manufacturers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

Our core values, which include developing the highest quality products while operating with integrity, are an important component of our brand image, which makes our reputation particularly sensitive to allegations of unethical business practices. While our internal and vendor operating guidelines promote ethical business practices such as environmental responsibility, fair wage practices, and compliance with child labor laws, among others, and we, along with a third party that we retain for this purpose, monitor compliance with those guidelines, we do not control our independent manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

Violation of labor or other laws by our independent manufacturers or the divergence of an independent manufacturer’s labor or other practices from those generally accepted as ethical in Canada, the United States or other markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. Other apparel manufacturers have encountered significant problems in this regard, and these problems have resulted in organized boycotts of their products and significant adverse publicity. If we, or other manufacturers in our industry, encounter similar problems in the future, it could harm our brand image, stock price and results of operations.

Monitoring compliance by independent manufacturers is complicated by the fact that expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such expectations might develop in the future and cannot be certain that our guidelines would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.

The cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.

The fabrics used by our suppliers and manufacturers include synthetic fabrics whose raw materials include petroleum-based products. Our products also include natural fibers, including cotton. Significant price fluctuations or shortages in petroleum or other raw materials may increase our cost of goods sold and cause our results of operations and financial condition to suffer.

Because a significant portion of our sales are generated in Canada, fluctuations in foreign currency exchange rates could harm our results of operations.

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our sales and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar and Canadian dollar, Australian dollar and Japanese yen. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar is currently near a multi-year high and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $4.0 million in fiscal 2006 and approximately $5.4 million in fiscal 2007. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition and results of operations.

Almost all of our suppliers are located outside the United States. During fiscal 2007, approximately 18% of our products were produced in Canada, approximately 60% in China, approximately 14% in South East Asia and the remainder in USA, Israel, Peru, Korea and Taiwan. As a result of our international suppliers, we are subject to risks associated with doing business abroad, including:

•	political unrest, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

•	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;

•	reduced protection for intellectual property rights, including trademark protection, in some countries, particularly China;

•	disruptions or delays in shipments; and

•	changes in local economic conditions in countries where our manufacturers, suppliers or customers are located.

These and other factors beyond our control could interrupt our suppliers’ production in offshore facilities, influence the ability of our suppliers to export our products cost-effectively or at all and inhibit our suppliers’ ability to procure certain materials, any of which could harm our business, financial condition and results of operations.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. For example, under the provisions of the World Trade Organization, or WTO, Agreement on Textiles and Clothing, effective as of January 1, 2005, the United States and other WTO member countries eliminated quotas on textiles and apparel related products from WTO member countries. In 2005, China’s exports into the United States surged as a result of the eliminated quotas. In response to the perceived disruption of the market, the United States imposed new quotas, which are permitted to remain in place through the end of 2008, on certain categories of natural-fiber products that we import from China. As a result, we have expanded our relationships with suppliers outside of China, which among other things has resulted in increased costs and shipping times for some products. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

We may be subject to potential challenges relating to overtime pay and other regulations that impact our employees, which could cause our business, financial condition, results of operations or cash flows to suffer.

Various labor laws, including U.S. federal, U.S. state and Canadian provincial laws, among others, govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates and citizenship requirements. These laws change frequently and may be difficult to interpret and apply. In particular, as a retailer, we may be subject to challenges regarding the application of overtime and related pay regulations to our employees. A determination that we do not comply with these laws could harm our brand image, business, financial condition and results of operation. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence or mandated health benefits could also cause our business, financial condition, results of operations or cash flows to suffer.

Our franchisees may take actions that could harm our business or brand, and franchise regulations and contracts limit our ability to terminate or replace under-performing franchises.

As of February 3, 2008, we had three franchise stores in Canada, four franchise stores in the United States and three franchise stores in Australia, which we expect to restructure into a joint venture relationship. Additionally, we have committed to open one additional franchise store in the United States pursuant to an understanding with one of our existing franchisees. Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their retail stores. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchise store operations may decline due to diverse factors beyond our control. For example, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified employees, which could harm their sales and as a result harm our results of operations or cause our brand image to suffer.

Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under applicable franchise agreements. This may lead to disputes with our franchisees, and we expect such disputes to occur from time to time, such as the collection of royalty payments or other matters related to the franchisee’s successful operation of the retail store. Such disputes could divert the attention of our management and our franchisees from our operations, which could cause our business, financial condition, results of operations or cash flows to suffer.

In addition, as a franchisor, we are subject to Canadian, U.S. federal, U.S. state and international laws regulating the offer and sale of franchises. These laws impose registration and extensive disclosure requirements on the offer and sale of franchises, frequently apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise. We may therefore be required to retain an under-performing franchise and may be unable to replace the franchisee, which could harm our results of operations. We cannot predict the nature and effect of any future legislation or regulation on our franchise operations.

Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States or Canada, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.

Our trademarks and other proprietary rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.

Our success depends in large part on our brand image. We believe that our trademarks and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have obtained and applied for some U.S. and foreign trademark registrations, and will continue to evaluate the registration of additional trademarks as appropriate. However, we cannot guarantee that any of our pending trademark applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. Additionally, we cannot assure you that obstacles will not arise as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.

We will continue to incur significant expenses as a result of being a public company, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

We will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. We expect that compliance with the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and the securities regulators in each of the provinces and territories of Canada and by The Nasdaq Stock Market LLC, will continue to increase our expenses, including our legal and accounting costs, and make some activities more time consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we have experienced a substantial increase in legal, accounting, insurance and certain other expenses and we expect we will incur substantially higher expenses in the future, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our business and cause a decline in our stock price.

Ongoing reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on our internal control over financial reporting by the time our fiscal 2008 annual report is due and thereafter. As a result, we are implementing the required financial and managerial controls, reporting systems and procedures and we are incurring substantial expenses to test our systems and to make additional improvements and to hire additional personnel. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on the Nasdaq Global Select Market, the Toronto Stock Exchange or any other stock exchange on which our common stock may be listed. Delisting of our common stock on any exchange would reduce the liquidity of the market for our common stock, which would reduce the price of our stock and increase the volatility of our stock price.

Risks Related to Our Common Stock

Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in July 2007, the price of our common stock has ranged from a low of $21.72 to a high of $60.70 on the Nasdaq Global Select Market and from a low of CDN $21.20 to a high of CDN $58.77 on the Toronto Stock Exchange. Broad market and industry factors may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

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

A significant number of our outstanding shares are restricted from immediate resale, but may be sold on the Nasdaq Global Select Market and the Toronto Stock Exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. After July 26, 2008, we plan to file a registration statement in the United States to register either the issuance of up to 20,935,041 shares of our common stock upon the exchange of the then-outstanding exchangeable shares of Lulu Canadian Holding, Inc. or the resale of up to 20,935,041 shares of our common stock. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our current directors and executive officers beneficially own 61% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Anti-takeover provisions of Delaware law and our certificate of incorporation and bylaws could delay and discourage takeover attempts that stockholders may consider to be favorable.

Certain provisions of our certificate of incorporation and bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult or impossible for a third party to acquire control of us or effect a change in our board of directors and management. These provisions include:

•	the classification of our board of directors into three classes, with one class elected each year;

•	prohibiting cumulative voting in the election of directors;

•	the ability of our board of directors to issue preferred stock without stockholder approval;

•	the ability to remove a director only for cause and only with the vote of the holders of at least 66 2/3% of our voting stock;

•	a special meeting of stockholders may only be called by our chairman or Chief Executive Officer, or upon a resolution adopted by an affirmative vote of a majority of the board of directors, and not by our stockholders;

•	prohibiting stockholder action by written consent; and

•	our stockholders must comply with advance notice procedures in order to nominate candidates for election to our board of directors or to place stockholder proposals on the agenda for consideration at any meeting of our stockholders.

In addition, we are governed by Section 203 of the Delaware General Corporation Law which, subject to some specified exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

ITEM 2.	PROPERTIES

Our principal executive and administrative offices are located at 2285 Clark Drive, Vancouver, British Columbia, Canada, V5N 3G9. We expect that our current administrative offices are sufficient for our expansion plans through 2008, and we have secured new executive and administrative office space that we plan to move into in January 2009. We currently operate one distribution center located in Vancouver, BC, capable of accommodating our expansion plans through the foreseeable future.

The general location, use, approximate size and lease renewal date of our properties, none of which is owned by us, are set forth below:

		Approximate
Location	Use	Square Feet	Lease Renewal Date

Vancouver, BC	Executive and Administrative Offices	30,000	January 2009
Vancouver, BC	Executive and Administrative Offices	85,000	December 31, 2019
Vancouver, BC	Distribution Center	51,000	November 2017

As of February 3, 2008, we leased approximately 196,000 gross square feet relating to our 71 corporate-owned stores. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments (at increased rates) if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.

ITEM 3.	LEGAL PROCEEDINGS

James Jones, one of our former executive officers, filed suit against us in the Supreme Court of British Columbia, Canada. The action, captioned James Jones v. Lululemon Athletica Inc., Case No. S071780, was filed on March 14, 2007 against us. Mr. Jones claims that we terminated his employment contract without cause and lawful compensation resulting in breach of contract, wrongful dismissal and negligent misrepresentation. Mr. Jones also alleges that we misrepresented the terms of the employment contract, and seeks damages in an unspecified amount, plus costs and interest. We believe this claim is without merit and are vigorously defending against it.

We are a party to various other legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “LULU” and on the Toronto Stock Exchange under the symbol “LLL”. Prior to July 27, 2007, there was no public market for our common stock. The following tables sets forth, for the periods indicated, the high and low sales prices of our common stock reported by the Nasdaq Global Select Market.

	Common Stock Price
	(Nasdaq Global Select Market)
	High	Low

Fiscal Year Ending February 3, 2008
Second Quarter (from July 27, 2007)	$34.17	$24.92
Third Quarter	$60.70	$28.70
Fourth Quarter	$51.94	$25.00

As of February 3, 2008, there were approximately 60 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our available funds for use in the operation and expansion of our business. Any future determination as to the payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors considers to be relevant. In addition, financial and other covenants in any instruments or agreements that we enter into in the future may restrict our ability to pay cash dividends on our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between July 27, 2007 (the date of our initial public offering) and February 3, 2008, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P Apparel Retail Index, over the same period. This graph assumes the investment of $100 on July 27, 2007 in our common stock, the S&P 500 Index and the S&P 500 Apparel Retail Index and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on July 27, 2007 was the closing sales price of $28.00 per share.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance showing in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq website, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	27-Jul-07	31-Jul-07	31-Oct-07	3-Feb-08

lululemon athletica inc.	$100.00	$114.79	$190.07	$124.64
S&P 500 Index	$100.00	$101.03	$100.03	$95.65
S&P Apparel Retail Index	$100.00	$99.26	$95.20	$87.67

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-142477), which was declared effective by the Securities and Exchange Commission on July 26, 2007. We sold 2,290,909 shares of common stock in the offering and the selling stockholders sold 18,639,091 shares of common stock in the offering, including the over-allotment option. We did not receive any of the proceeds from sales by the selling stockholders. We received net proceeds of approximately $31.4 million from the offering, and since August 2, 2007, the settlement date of the offering, we have used approximately $26.9 million of the net proceeds for capital expenditures, including new store openings, and inventory purchases. The remainder of the net proceeds have been utilized as temporary investments in cash and cash equivalents.

The following table provides information regarding our repurchases of our common stock during our fourth fiscal quarter ended February 3, 2008:

Issuer Purchase of Equity Securities

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

November 1, 2007 — November 30, 2007	1,131	$56.60	1,131	2,998,869
December 1, 2007 — December 31, 2007	1,335	46.33	1,335	2,997,534
January 1, 2008 — February 3, 2008	3,101	32.17	3,101	2,994,433

Total	5,567		5,567

(1)	Monthly information is presented by reference to our fiscal months during our fourth quarter of fiscal 2007.

(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP will be purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares available for issuance under the ESPP is 3,000,000.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The consolidated statement of income data for each of the years ended January 31, 2006, January 31, 2007, and February 3, 2008 and the consolidated balance sheet data as of January 31, 2007, and February 3, 2008 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this annual report. The consolidated statement of income data for the years ended January 31, 2004 and January 31, 2005 and the consolidated balance sheet data as of January 31, 2004, January 31, 2005 and January 31, 2006 are derived from our underlying accounting records. The consolidated statements of income for the years ended January 31, 2004 and January 31, 2005 and balance sheets for the years ended January 31, 2004, January 31, 2005 and January 31, 2006 have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, contain all adjustments necessary to fairly present the information set forth below.

We completed a corporate reorganization on July 26, 2007. The financial data below reflects our operations as if the reorganization had occurred prior to the first period presented. Refer to note 10 of the financial statements appearing elsewhere in this Form 10-K for further details related to the reorganization.

	Fiscal Year Ended
	January 31,	January 31,	January 31,	January 31,	February 3,
	2004	2005	2006	2007	2008
	(In thousands, except share and per share data)

Consolidated statement of income data:
Net revenue	$18,188	$40,748	$84,129	$148,885	$274,713
Cost of goods sold(1)	8,748	19,448	41,177	72,903	128,411

Gross profit	9,439	21,300	42,952	75,982	146,302

Operating expenses:
Selling, general and administrative expenses(1)	4,896	10,840	26,416	52,540	96,177
Principal stockholder bonus	3,782	12,134	12,809	—	—
Settlement of lawsuit	—	—	—	7,228	—

Income (loss) from operations	761	(1,674)	3,727	16,213	50,125
Interest expense (income), net	4	35	(4)	(94)	(854)

Income (loss) before income tax	757	(1,709)	3,730	16,307	50,979
Provision for (recovery of) income tax	437	(298)	2,336	8,753	20,471
Non-controlling interest	—	—	—	(112)	(334)

Net income (loss)	$319	$(1,411)	$1,394	$7,666	$30,842

Basic earnings (loss) per share	$0.01	$(0.04)	$0.04	$0.12	$0.46
Diluted income (loss) per share	$0.01	$(0.04)	$0.04	$0.12	$0.45
Basic weighted-average number of shares outstanding	33,845,394	33,845,394	38,724,287	65,156,625	66,430,022
Diluted weighted-average number of shares outstanding	33,845,394	33,845,394	38,724,287	65,303,839	69,297,878

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended
	January 31,	January 31,	January 31,	January 31,	February 3,
	2004	2005	2006	2007	2008
	(In thousands)

Cost of goods sold	$—	$—	$755	$360	$743
Selling, general and administrative expenses	—	—	1,945	2,282	5,204

Total	$—	$—	$2,700	$2,642	$5,947

	As of
	January 31,	January 31,	January 31,	January 31,	February 3,
	2004	2005	2006	2007	2008
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$433	$7	$3,877	$16,029	$53,339
Total assets	2,323	11,448	41,914	72,293	155,092
Long term debt	—	594	—	—	—
Total stockholders’ equity	419	810	28,052	37,379	112,034

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the “Selected Consolidated Financial Data” section and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth in the “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of events may differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in the “Item 1A — Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Certain tables may not sum due to rounding.

Overview

We believe lululemon is one of the fastest growing designers and retailers of technical athletic apparel in North America. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of February 3, 2008, our branded apparel was principally sold through 81 corporate-owned and franchise stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In fiscal 2006, 87.1% of our net revenue was derived from sales of our products in Canada, 11.7% of our net revenue was derived from the sales of our products in the United States and 1.2% of our net revenue was derived from sales of our products in Australia and Japan. In fiscal 2007, 79.5% of our net revenue was derived from sales of our products in Canada, 19.4% of our net revenue was derived from the sales of our products in the United States and 1.1% of our net revenue was derived from sales of our products in Australia and Japan.

For fiscal years through fiscal 2006, our fiscal year ended on January 31st in the year following the year mentioned. Commencing with fiscal 2007, our fiscal year will end on the first Sunday following January 30th in the year following the year mentioned.

Our net revenue has grown from $40.7 million in fiscal 2004 to $274.7 million in fiscal 2007. This represents a compound annual growth rate of 88.9%. Our net revenue also increased from $148.9 million in fiscal 2006 to $274.7 million in fiscal 2007, representing an 84.5% increase. Our increase in net revenue from fiscal 2004 to fiscal 2007 resulted from the addition of 17 retail locations in fiscal 2005, 14 retail locations in fiscal 2006 and 31 retail locations in fiscal 2007, and strong comparable store sales growth of 19%, 25% and 34% in fiscal 2005, fiscal 2006 and fiscal 2007, respectively. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance. We have recently increased our focus on our men’s apparel line, which increased 69% in fiscal 2007 compared to fiscal 2006 and represented approximately 11% of net revenue in fiscal 2006 and 10% of net revenue in fiscal 2007, and our accessories business, which represented approximately 9% and 10% of net revenue for each of fiscal 2006 and fiscal 2007, respectively.

The two most important drivers of our future net revenue, earnings and cash flow growth are the successful expansion of our corporate-owned store base and increases in comparable store sales. Though we expect continued growth in net revenues, we expect our growth rate to decline in the future relative to the rate of growth we have experienced in historical periods as incremental revenue is measured against a larger revenue base. Moreover, we expect a significant portion of our new store growth to be concentrated in the United States. Future comparable store sales growth will depend on our ability to continue to attract and retain motivated corporate- and store-level employees that are passionate about the lululemon athletica vision. Other external factors that could affect our net revenue, earnings and cash flows include fluctuations in currency exchange rates and general economic conditions in our target markets.

lululemon was founded in 1998 by Dennis “Chip” Wilson in Vancouver, Canada. We initially conducted our operations through our Canadian operating company, lululemon athletica canada inc. In 2002, in connection with our expansion into the United States, we formed a sibling operating company to conduct our U.S. operations, lululemon usa inc. Both operating companies were wholly-owned by affiliates of Mr. Wilson. In December 2005, Mr. Wilson sold 48% of his interest in lululemon to a group of private equity investors led by Advent International Corporation and Highland Capital Partners. Prior to this time, Mr. Wilson was our sole stockholder. Pursuant to the terms of the December 2005 transaction, we formed lululemon athletica inc. (formerly known as Lululemon Corp. and before that as Lulu Holding, Inc.) to serve as a holding company for all of our related entities, including our two primary operating companies lululemon usa inc. and lululemon athletica canada inc. We completed the initial public offering of our common stock on July 26, 2007.

We have three reportable segments: corporate-owned stores, franchises and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our franchises segment accounted for 17.3% of our net revenues in fiscal 2005, 14.3% in fiscal 2006 and 6.6% in fiscal 2007. Opening new franchise stores is not a significant part of our near-term growth strategy, and we therefore expect that if the revenue derived from our franchise stores continues to comprise less than 10% of the net revenue we report in future fiscal years, we will re-evaluate our segment reporting disclosures. Our other operations accounted for less than 10% of our revenues in each of fiscal 2005, fiscal 2006 and fiscal 2007.

As of February 3, 2008, we sold our products through 71 corporate-owned stores located in Canada, the United States and Japan. Most of our corporate-owned stores are located in North America, with only four corporate-owned stores located in Japan. As previously disclosed, we plan to discontinue our operations in Japan. We plan to increase our net revenue in North America by opening additional corporate-owned stores in new and existing markets. Corporate-owned stores net revenue accounted for 81.1% of total net revenue in fiscal 2006 and 88.7% of total net revenue in fiscal 2007.

As of February 3, 2008, we also had seven franchise stores located in North America and three franchise stores located in Australia. In the past, we have entered into franchise agreements to distribute lululemon athletica branded products to more quickly disseminate our brand name and increase our net revenue and net income. In exchange for the use of our brand name and the ability to operate lululemon athletica stores in certain regions, our franchisees generally pay us a one-time franchise fee and ongoing royalties based on their gross revenue. Additionally, unless otherwise approved by us, our franchisees are required to sell only lululemon athletica branded products, which are purchased from us at a discount to the suggested retail price. Pursuing new franchise partnerships or opening new franchise stores is not a significant part of our near-term store growth strategy. In some cases, we may exercise our contractual rights to purchase franchises where it is attractive to us. Franchises net revenue accounted for 14.3% of total net revenue in fiscal 2006 and 6.6% of total net revenue in fiscal 2007.

We believe that our athletic apparel has and will continue to appeal to consumers outside of North America who value its technical attributes as well as its function and style. In 2004, we opened our first franchise store in Australia. In the third quarter of fiscal 2007, we opened our second franchise store in Australia, and in the fourth quarter of fiscal 2007 we opened our third franchise store in Australia. We intend to convert the Australian franchise operations into a joint venture partnership. In 2005, we opened a franchise store in Japan. In 2006, we terminated our franchise arrangement and entered into a joint venture agreement with Descente Ltd, or Descente, a global leader in fabric technology, to operate our stores in Japan. This joint venture company is named Lululemon Japan Inc. As of February 3, 2008, we operated four stores through Lululemon Japan Inc. that we plan to close.

In addition to deriving revenue from sales through our corporate-owned stores and our franchises, we also derive other net revenue, which includes the sale of our products directly to wholesale customers, telephone sales to retail customers, including related shipping and handling charges, warehouse sales and sales through a limited number of company-operated showrooms. Wholesale customers include select premium yoga studios, health clubs and fitness centers. Telephone sales are taken directly from retail customers through our call center. Warehouse sales are typically held one or more times a year to sell slow moving inventory or inventory from prior seasons to retail customers at discounted prices. Our showrooms are typically small locations that we open from time to time when we enter new markets and feature a limited selection of our product offering during select hours. Other net revenue accounted for 4.6% of total net revenue in fiscal 2006 and 4.7% of total net revenue in fiscal 2007.

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

Basis of Presentation

Net revenue is comprised of:

•	corporate-owned store net revenue, which includes sales to customers through corporate-owned stores (including stores operated by our majority-owned joint venture);

•	franchises net revenue, which consists of licensing fees and royalties as well as sales of our products to franchises; and

•	other net revenue, which includes sales to wholesale accounts, telephone sales, including related shipping and handling charges, warehouse sales and sales from company-operated showrooms;

in each case, less returns and discounts.

Comparable store sales reflects net revenue at corporate-owned stores that have been open for at least 12 months. Therefore, net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable prior year sales. Comparable store sales includes stores that have been remodeled or relocated and stores operated by our majority-owned joint venture. Non-comparable store sales include sales from new stores that have not been open for 12 months, sales from showrooms, and sales from stores that were closed within the past 12 months.

By measuring the change in year-over-year net revenue in stores that have been open for 12 months or more, comparable store sales allows us to evaluate how our core store base is performing. Various factors affect comparable store sales, including:

•	the location of new stores relative to existing stores;

•	consumer preferences, buying trends and overall economic trends;

•	our ability to anticipate and respond effectively to customer preferences for technical athletic apparel;

•	competition;

•	changes in our merchandise mix;

•	pricing;

•	the timing of our releases of new merchandise and promotional events;

•	the effectiveness of our grassroots marketing efforts;

•	the level of customer service that we provide in our stores;

•	our ability to source and distribute products efficiently; and

•	the number of stores we open, close (including for temporary renovations) and expand in any period.

As we continue our store expansion program, we expect that a greater percentage of our net revenue will come from non-comparable store sales. Opening new stores is an important part of our growth strategy. Accordingly, comparable store sales has limited utility for assessing the success of our growth strategy insofar as comparable store sales do not reflect the performance of stores open less than 12 months.

Cost of goods sold includes:

•	the cost of purchased merchandise, inbound freight, duty and non-refundable taxes incurred in delivering goods to our distribution centers;

•	the cost of our production, merchandise and design departments including salaries, stock-based compensation and benefits, and operating expenses;

•	the cost of occupancy related to store operations (such as rent and utilities) and the depreciation and amortization related to store-level capital expenditures;

•	the cost of our distribution centers (such as rent and utilities) as well as other fees we pay to third parties to operate our distribution centers and the depreciation and amortization related to our distribution centers;

•	the cost of outbound freight and handling costs incurred upon shipment of merchandise; and

•	shrink and valuation reserves.

Cost of goods sold also may change as we open or close stores because of the resulting change in related occupancy costs. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise. In fiscal 2006 and fiscal 2007, cost of goods sold included $0.4 million and $0.7 million, respectively, of charges related to stock-based compensation. We anticipate that our cost of goods sold will increase in absolute dollars but will remain relatively stable as a percentage of net revenue.

Our selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold, principal stockholder bonus or settlement of lawsuit. Our selling, general and administrative expenses include marketing costs, accounting costs, information technology costs, professional fees, corporate facility costs, corporate and store-level payroll and benefits expenses including stock-based compensation (other than the salaries and benefits and stock-based compensation for our production, merchandise and design departments included in cost of goods sold and other corporate costs). In fiscal 2006 and fiscal 2007, selling, general and administrative expenses included $2.6 million and $5.2 million, respectively, of charges related to stock-based compensation. Our selling, general and administrative expenses also include depreciation and amortization expense for all assets other than depreciation and amortization expenses related to store-level capital expenditures and our distribution centers, each of which are included in cost of goods sold. We anticipate that our selling, general and administrative expenses for will increase in absolute dollars due to anticipated continued growth of our corporate support staff and store-level employees.

Principal stockholder bonus consists of annual bonus payments paid to Mr. Wilson prior to December 2005. These bonuses were paid to Mr. Wilson as our sole stockholder and were in an amount equal to our Canadian taxable income for the year above a particular threshold. For Canadian income tax purposes, these payments were fully taxable to Mr. Wilson as ordinary income and fully deductible by us as a compensation expense. Following his sale of 48% of his interest in lululemon to a group of private equity investors in December 2005, these payments to Mr. Wilson were discontinued.

Settlement of lawsuit consists of a payment we made in February 2007 in the amount of $7.2 million to a third party website developer arising from the termination of a profit sharing arrangement associated with our retail website for our products. We accrued for the entire settlement amount in fiscal 2006.

Stock-based compensation expense includes charges incurred in recognition of compensation expense associated with grants of stock options, grants of restricted stock units, and stock purchases. In December 2005, we adopted the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is applicable to stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. We recognize stock-based compensation expense for both awards granted by us and awards granted under a stockholder sponsored plan. Pursuant to SFAS 123(R), stock-based compensation expense is measured at the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period.

Prior to our initial public offering in July 2007, the fair value of the shares of common stock that underlie the stock options we granted was determined by our board of directors. Our board of directors determined a valuation of lululemon as of April 30, 2006. The valuation was calculated based upon the equity value implied by the December 2005 transaction in which Mr. Wilson sold 48% of his interest in lululemon to a group of private equity investors for approximately $193.3 million. At the time, our board of directors believed the December 2005 transaction was a valid indication of fair value because the terms of the December 2005 transaction were the result of arms-length negotiations among independent parties. Because there had been no public market for our common stock, our board used this valuation to determine the fair value of our common stock at the time of grant of the options.

In connection with the preparation of the financial statements necessary for our initial public offering and based in part on discussions with prospective underwriters for the planned offering, in March 2007 we reassessed the estimated accounting fair value as of January 2007 of common stock in light of the potential completion of the initial public offering. After reviewing its valuation, our board of directors determined that the valuation would not be appropriate for valuing the options as the valuation did not fully consider requirements under SFAS 123(R) and other relevant regulatory guidelines, specifically:

•	the valuation did not coincide with the option grant dates; and

•	the valuation incorrectly included a minority interest discount.

As a result, management determined that it would be necessary to retrospectively calculate a new valuation for the July 2006 option grants. For determining the value of the July 2006 option grants, our board of directors prepared a valuation based upon our sales and earnings multiples implied by the December 2005 transaction. In determining the reassessed fair value of the common stock, we determined it appropriate to consider operational achievements in executing against the operating plan and market trends. Because of the impact the achievement of unique milestones had on the valuation during the various points in time before the reassessment, certain additional adjustments for factors unique to us were considered in the reassessed values determined for the July 2006 option grants, which impacted valuations throughout these periods. These included the following:

•	in July 2006, management and our board of directors did not believe an initial public offering was possible in the near future because the board of directors was still in the process of augmenting the management team and enhancing infrastructure related to expanding our operations into the United States;

•	in July 2006, we had only seven stores in the United States, four of which were located in California, and, because of our limited experience outside of Canada, there was still uncertainty that our stores would be successful in the United States and that management would be able to identify suitable markets and retail sites; and

•	throughout 2006, we were in the process of identifying suitable off-shore manufacturers with the necessary quality standards and capacity to satisfy our current and future manufacturing needs; this process involved meaningful risk requiring significant management focus and attention as well as additional management resources.

During this process, management also determined that it would be necessary to retrospectively calculate a new valuation for the December 2006 and January 2007 option grants. Due to the proximity of the December 2006 and January 2007 option grants to a potential initial public offering, our board of directors determined that it was necessary to use a different valuation methodology for these grants. Our board of directors believed then that an initial public offering could be completed as soon as April 30, 2007 and that a forward-looking valuation based on our projected sales and earnings potential was appropriate. The decision to apply forward-looking valuation metrics was based in part on discussions with potential underwriters, and our board of directors’ understanding that the public markets generally use a forward-looking valuation.

From the date of the January 2007 stock option grants to the date of our initial public offering in July 2007, we continued to experience increased growth and improved performance. Our board of directors believed that the valuation implied by our then-estimated initial public offering share price was greater than the December 2006 and January 2007 grants as a result of these and the factors set forth below. Such factors included:

•	in the third and fourth quarter of 2006, we appointed both a Chief Financial Officer and a Chief Operating Officer with past public company roles in similar capacities;

•	net revenue growth in fiscal 2006 was 77%, to $148.9 million, compared to net revenue in fiscal 2005 of $84.1 million;

•	net revenue, income from operations and net income for the first quarter of fiscal 2007 increased 58.9%, 12.0%, and 11.3%, respectively, from the first quarter of fiscal 2006, outperforming management’s internal estimates;

•	favorable exchange rate movement between the U.S. dollar and the Canadian dollar in the first five-and-a-half months of fiscal 2007, which was anticipated to have a positive impact on income from operations in fiscal 2007;

•	the positive performance of the U.S. equity markets and continued strong equity valuations for high growth companies during such portion of fiscal 2007; and

•	from February 1, 2007 to the date of our initial public offering, we opened 11 new stores.

Based upon the reassessment, we determined that the accounting fair value of the options granted to employees from February 1, 2006 to January 31, 2007 was greater than the exercise price for certain of those options. The comparison of the originally determined fair value and reassessed fair value is as follows for all dates on which an option was granted, assuming that our corporate reorganization had occurred and using the initial public offering price of $18.00 per share:

			Initial	Original
	Number of		Public	Fair Value	Reassessed
	Options	Exercise	Offering	Assessment	Fair Value
Grant Date	Granted	Price	Price	of Options	of Options

July 3, 2006	2,899,186	$0.58	$18.00	$0.33	$0.91
December 6, 2006	5,955	$0.58	$18.00	$0.33	$8.09
December 27, 2006	1,309,008	$0.58	$18.00	$0.33	$8.09
January 3, 2007	357,335	$0.58	$18.00	$0.33	$8.09

Based upon the reassessment discussed above, we determined the reassessed accounting fair value of the options to purchase 4,571,484 shares of common stock granted to employees during the period from February 1, 2006 to January 31, 2007 ranged from $0.91 to $8.09 per share. As a result of the reassessed fair value of our grants of stock options, the aggregate fair value of our stock options increased by $14.6 million.

Stock-based compensation expense for the year ended January 31, 2007 includes the difference between the reassessed accounting fair value per share of the common stock on the date of grant and the exercise price per share and is amortized over the vesting period of the underlying options using the straight-line method. There are significant judgments and estimates inherent in the determination of the reassessed accounting fair values. For this and other reasons, the reassessed accounting fair value used to compute the stock-based compensation expense may not be reflective of the fair market value that would result from the application of other valuation methods, including accepted valuation methods for tax purposes.

We record our stock-based compensation expense in cost of goods sold and selling, general and administrative expenses as stock-based awards have been made to employees whose salaries are classified in both expense categories. As of February 3, 2008, we had options to purchase 4,772,349 shares of our common stock outstanding with a weighted-average exercise price of $2.74 per share, 745,985 of which were exercisable as of February 3, 2008. As of February 3, 2008, we had 10,458 shares or restricted stock outstanding, none of which had vested as of February 3, 2008. Additionally, prior to our initial public offering, each of LIPO Investments (USA) Inc., or LIPO USA, and LIPO Investments (Canada) Inc., or LIPO Canada, had granted to some of our employees restricted stock of those entities and options to purchase shares of stock in those entities. LIPO USA and LIPO Canada, the sole assets of which were, at the time of our initial public offering, a 52% interest in lululemon, were entities controlled by Mr. Wilson. As part of our corporate reorganization, LIPO Canada became a wholly-owned subsidiary of Lulu Canadian Holding, Inc. and subsequently amalgamated (i.e., merged) with Lulu Canadian Holding, Inc. to become one entity. LIPO USA continues to be controlled by Mr. Wilson. Accordingly, we recognize a stock-based compensation expense for the restricted stock and options granted by those entities. As of February 3, 2008, pursuant to SFAS 123(R), there was $18.4 million of total unrecognized stock-based compensation expense, of which we expect to amortize $7.3 million in fiscal 2008 and the remainder thereafter.

Interest income includes interest earned on our cash balances. We expect to continue to generate interest income to the extent that our cash generated from operations exceeds our cash used for investment.

Interest expense includes interest costs associated with our credit facilities and with letters of credit drawn under these facilities for the purchase of merchandise. We have maintained relatively small outstanding balances on our credit facilities and expect to continue to do so.

Provision for income tax depends on the statutory tax rates in the countries where we sell our products. Historically we have generated taxable income in Canada and we have generated tax losses in the United States. As of February 3, 2008, we had $2.8 million of federal net operating loss carryforwards available to reduce future taxable income in the United States. These tax operating loss carryforwards begin to expire in 2023. These annual limitations may result in the expiration of net operating loss carryforwards before they may be used. For the period up to and including the second quarter of fiscal 2007, we recorded a full valuation allowance against our losses in the United States. In the third and fourth quarters of fiscal 2007, we earned taxable income in the United States. However, we continue to record a full valuation allowance against our losses and other tax assets in the United States due to uncertainties surrounding our ability to generate future taxable income to realize these assets.

Several factors have contributed to our effective tax rate in recent periods being significantly higher than our anticipated long-term effective tax rate. First, in fiscal 2005, fiscal 2006 and fiscal 2007, we generated losses in the United States which we were unable to offset against our income in Canada for tax purposes. Second, in fiscal 2005, fiscal 2006 and fiscal 2007 we incurred stock-based compensation expense of $2.7 million, $2.8 million and $5.9 million, respectively, a potion of which were not deductible for tax purposes in Canada and the United States during these periods. The impact of these losses and non-deductible expenses on our effective tax rate was exacerbated in fiscal 2005 by the payment of a bonus to our principal stockholder in that period. Prior to December 2005 our sole stockholder, Mr. Wilson, received a bonus payout each year representing a substantial percentage of our earnings before income taxes. Following Mr. Wilson’s sale of 48% of his interest in lululemon to a group of private equity investors in December 2005 we discontinued this practice. Payments of these bonuses therefore were eliminated in fiscal 2006 from $12.8 million in fiscal 2005. This payment in fiscal 2005 significantly decreased our income before income taxes in this period and accordingly resulted in us realizing a higher effective tax rate in this period as we gave effect to the non-deductible nature of the losses and the stock-based compensation expenses. Our effective tax rate in fiscal 2007 was 40.2%, compared to 53.7% in fiscal 2006 and 62.6% in fiscal 2005.

In addition, we anticipate that in the future we may start to sell our products directly to some customers located outside of Canada, the United States and Japan, in which case we would become subject to taxation based on the foreign statutory rates in the countries where these sales take place and our effective tax rate could fluctuate accordingly.

Internal Controls

The process of improving our internal controls has required and will continue to require us to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. There can be no assurance that any actions we take will be completely successful. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis.

We have begun to document our internal control procedures in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors relating to our internal control over financial reporting. We must comply with Section 404 no later than the time we file our annual report for fiscal 2008 with the SEC. As part of this process, we may identify specific internal controls as being deficient. We anticipate retaining additional personnel to assist us in complying with our Section 404 obligations.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	January 31,	January 31,	February 3,
	2006	2007	2008
	(In thousands)

Consolidated statements of income:
Net revenue	$84,129	$148,885	$274,713
Cost of goods sold	41,177	72,903	128,411

Gross profit	42,952	75,982	146,302

Operating expenses:
Selling, general and administrative expenses	26,416	52,541	96,177
Principal stockholder bonus	12,809	—	—
Settlement of lawsuit	—	7,228	—

Income from operations	3,727	16,213	50,125
Interest expense (income), net	(3)	(94)	(854)

Income before income tax	3,730	16,307	50,979
Provision for income tax	2,336	8,753	20,471
Non-controlling interest	—	(112)	(334)

Net income	$1,394	$7,666	$30,842

	Fiscal Year Ended
	January 31,	January 31,	February 3,
	2006	2007	2008
	(% of net revenue)

Net revenue	100.0	100.0	100.0
Cost of goods sold	48.9	49.0	46.7

Gross profit	51.1	51.0	53.3
Operating expenses:
Selling, general and administrative expenses	31.4	35.3	35.0
Principal stockholder bonus	15.2	—	—
Settlement of lawsuit	—	4.9	—

Income from operations	4.4	10.9	18.3
Interest expense (income), net	(0.0)	(0.1)	(0.3)

Income before income tax	4.4	11.0	18.6
Provision for income tax	2.8	5.9	7.5
Non-controlling interest	—	(0.1)	(0.1)

Net income	1.7	5.1	11.2

Comparison of Fiscal 2007 to Fiscal 2006

Net Revenue

Net revenue increased $125.8 million, or 84.5%, to $274.7 million in fiscal 2007 from $148.9 million in fiscal 2006. This increase was primarily the result of increased comparable store sales, sales from new stores opened, and the strengthening of the average exchange rate for the Canadian dollar against the U.S. dollar during the period. Assuming the average exchange rate between the Canadian and United States dollars in fiscal 2006 remained constant, our net revenue would have increased $108.2 million, or 72.7%, in fiscal 2007.

	Fiscal Year Ended
	January 31,	February 3,
	2007	2008
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$120,733	$243,560
Franchises	21,360	18,141
Other	6,792	13,012

Total net revenue	$148,885	$274,713

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $122.8 million, or 101.7%, to $243.6 million in fiscal 2007 from $120.7 million in fiscal 2006. The following contributed to the $122.8 million increase in net revenue from our corporate-owned stores segment:

•	Comparable store sales growth of 34% in fiscal 2007 contributed $39.6 million, or 32.2%, of the increase. Assuming the average exchange rate between the Canadian and U.S. dollar in fiscal 2006 remained constant, our comparable store sales would have increased 24% in fiscal 2007 and contributed $28.6 million, or 23.3%, of the increase. The increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

•	New stores opened during fiscal 2007 contributed $29.8 million, or 24.3%, of the increase. During fiscal 2007, we opened 28 corporate-owned stores, consisting of five in Canada, 21 in the United States, and two in Japan.

•	New stores opened during fiscal 2006 prior to sales from such stores becoming part of our comparable store sales base contributed $28.1 million, or 22.9%, of the increase. This consisted of seven stores in Canada, five stores in the United States and two stores in Japan.

•	The acquisition of three Calgary franchise stores in April 2007 contributed $22.8 million, or 18.6%, of the increase.

•	The inclusion of three additional days in our fiscal year in order to align our year-end to a 52/53 week fiscal year contributed an additional $2.5 million.

Franchises.  Net revenue from our franchises segment decreased $3.3 million, or 15.1%, to $18.1 million in fiscal 2007 from $21.4 million in fiscal 2006. The decrease in net revenue from our franchises segment consisted primarily of franchises net revenue of $9.7 million that shifted to corporate-owned stores net revenue when we acquired three franchise stores in Calgary. This was partially offset by increased franchise revenue of $6.5 million from our remaining franchise locations and one new franchise location in the United States and one new location in Australia.

Other.  Net revenue from our other segment increased $6.2 million, or 91.6%, to $13.0 million in fiscal 2007 from $6.8 million in fiscal 2006. The following contributed to the $6.2 million increase in net revenue from our other segment:

•	warehouse sales revenue increased $2.2 million;

•	new and existing wholesale accounts contributed $1.7 million of the increase;

•	showroom sales revenue increased $1.7 million; and

•	phone sale revenue accounted for $0.6 million of the increase.

Gross Profit

Gross profit increased $70.3 million, or 92.5%, to $146.3 million in fiscal 2007 from $76.0 million in fiscal 2006. The increase in gross profit was driven principally by:

•	an increase of $122.8 million in net revenue from our corporate-owned stores segment; and

•	an increase of $6.2 million in net revenue from our other segment.

This amount was partially offset by:

•	an increase in product costs of $38.9 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $8.0 million related to an increase in corporate-owned stores;

•	an increase of $3.4 million in expenses related to our production, design and merchandising departments;

•	an increase in depreciation of $3.2 million primarily related to an increase in the number of corporate-owned stores;

•	a decrease in franchise revenue of $3.2 million related to our acquisition of three franchise locations in Calgary;

•	a net decrease in the raw materials provision of $0.7 million and an increase of $0.2 million in finished goods provision recorded in current period from the comparative period; and

•	an increase of $2.2 million in expenses related to distribution costs as a result of increased production to support our growth.

Gross profit as a percentage of net revenue, or gross margin, increased 2.3%, to 53.3% in fiscal 2007 from 51.0% in fiscal 2006. The increase in gross margin resulted from:

•	a reduction in product costs as a percentage of net revenue that contributed to an increase in gross margin of 1.9%, primarily related to our acquisition of three franchise stores in Calgary;

•	a decrease in expenses related to our production, design and distribution departments (including stock-based compensation expense) as a percentage of net revenue in fiscal 2007 compared to fiscal 2006, which contributed to an increase in gross margin of 0.4%; and

•	a decrease in occupancy costs as a percentage of net revenue that contributed to an increase in gross margin of 0.1%.

This amount was partially offset by an increase in store depreciation expense as a percentage of net revenue in fiscal 2007 compared to fiscal 2006 as a result of new store openings in new markets, which contributed to a decrease in gross margin of 0.2%.

Our costs of goods sold in fiscal 2007 and fiscal 2006 included $0.7 million and $0.4 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $43.6 million, or 83.1%, to $96.2 million in fiscal 2007 from $52.5 million in fiscal 2006. As a percentage of net revenue, selling, general and administrative expenses decreased 0.3%, to 35.0%, in 2007 from 35.3% in 2006. Of the $43.6 million increase in selling, general and administrative expenses:

•	$17.1 million resulted from an increase in store employee compensation related to opening additional corporate-owned stores;

•	$8.1 million resulted from an increase in corporate compensation principally due to hiring of additional employees to support our growth;

•	$10.5 million resulted from an increase in other store operating expenses primarily related to an increase of $4.0 million in distribution costs, $1.6 million in credit card fees, $1.3 million in supplies, $1.2 million in packaging costs, $0.9 million in marketing costs, $0.6 million in repairs and maintenance, $0.3 million in communications costs, $0.2 million in meals and entertainment, $0.1 million in insurance costs, and $0.1 million in professional fees;

•	$5.5 million resulted from an increase in other corporate expenses such as travel expenses and rent associated with corporate facilities;

•	$2.9 million resulted from an increase in stock-based compensation expense; and

•	a foreign exchange loss of $0.7 million.

This amount was partially offset by a decrease in professional fees of $1.1 million.

Our selling, general and administrative expenses in fiscal 2007 and fiscal 2006 included $5.2 million and $2.5 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $33.9 million, or 209.2%, to $50.1 million in 2007 from $16.2 million in 2006. The increase of $33.9 million in income from operations for fiscal 2007 was primarily due to a $70.3 million increase in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened during fiscal 2006 and fiscal 2007, partially offset by an increase of $43.6 million in selling, general and administrative expenses and the settlement of a lawsuit in fiscal 2006 of $7.2 million.

On a segment basis, we determine income from operations without taking into account our general corporate expenses such as corporate employee costs, travel expenses and corporate rent. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our production, design, merchandise and distribution departments have been allocated to this segment.

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $41.3 million, or 109.3%, to $79.1 million for fiscal 2007 from $37.8 million for fiscal 2006 primarily due to an increase in corporate-owned stores gross profit of $69.0 million, offset by an increase of $17.1 million in store employee expenses and an increase of $10.6 million in other store expenses;

•	our franchises segment decreased $1.9 million, or 17.8%, to $8.8 million in fiscal 2007 from $10.7 million in fiscal 2006 primarily as a result of franchises income from operations of $4.5 million included in the comparative period shifting to corporate-owned stores income from operations when we acquired three franchise stores in Calgary, partially offset by increased franchise income from operations of $2.6 million from our remaining franchise locations; and

•	our other segment increased $3.3 million, or 118.1%, to $6.0 million in fiscal 2007 from $2.7 million in fiscal 2006 primarily due to an increase in revenue of $6.2 million, offset by an increase of $3.0 million in product costs.

Income from operations also includes general corporate expenses. General corporate expenses increased $13.0 million, or 52.3%, to $37.9 million in fiscal 2007 from $24.9 million in fiscal 2006 primarily due to an increase in corporate employee costs of $8.1 million, an increase in depreciation and amortization expense of $0.6 million, and an increase in other corporate expenses of $5.5 million, partially offset by a $1.1 million decrease in professional fees.

Interest Income

Interest income increased $0.9 million, to $1.0 million in fiscal 2007 from $0.1 million in fiscal 2006 due to higher average cash balances.

Interest Expense

Interest expense increased $0.2 million, to $0.2 million in fiscal 2007 from nil in fiscal 2006 due to higher average borrowings on our line of credit.

Provision for Income Taxes

Provision for income taxes increased $11.7 million, to $20.5 million in fiscal 2007 from $8.8 million in fiscal 2006. In fiscal 2007, our effective tax rate was 40.2% compared to 53.7% in fiscal 2006. In both fiscal 2006 and fiscal 2007, we generated losses in the United States which we were unable to offset against our income in Canada for tax purposes. In fiscal 2006 and fiscal 2007, we also incurred stock-based compensation expenses of $2.6 million and $5.9 million, respectively, a portion of which were not deductible for tax purposes during these periods.

Net Income

Net income increased $23.2 million, to $30.8 million in fiscal 2007 from $7.7 million in fiscal 2006. The increase in net income of $23.2 million in fiscal 2007 was a result of an increase in gross profit of $70.3 million resulting from increased comparable store sales, additional sales from corporate-owned stores opened and the strengthening of the average rate for the Canadian dollar against the U.S. dollar during the period, offset by increases in selling, general and administrative expenses of $43.6 million and an increase of $11.7 million in provision for income taxes.

Comparison of Fiscal 2006 to Fiscal 2005

Net Revenue

Net revenue increased $64.8 million, or 77.0%, to $148.9 million in fiscal 2006 from $84.1 million in fiscal 2005. This increase was the result of increased comparable store sales, sales from new stores opened in fiscal 2005 and fiscal 2006, higher franchises net revenues and the strengthening of the average exchange rate for the Canadian dollar against the U.S. dollar during the year. Assuming the average exchange rate between the Canadian and U.S. dollar in fiscal 2005 remained constant, our net revenue would have increased $58.1 million, or 69.0%, in fiscal 2006.

	Fiscal Year Ended
	January 31,	January 31,
	2006	2007
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$65,577	$120,733
Franchises	14,555	21,360
Other	3,997	6,792

Total net revenue	$84,129	$148,885

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $55.2 million, or 84.1%, to $120.7 million in fiscal 2006 from $65.6 million in fiscal 2005. The following contributed to the $55.2 million increase in net revenue from our corporate-owned stores segment:

•	New stores opened during fiscal 2005 prior to sales from such stores becoming part of our comparable store sales base contributed $22.2 million, or 40.3%, of the increase. During fiscal 2005, we opened 13 corporate-owned stores, consisting of 12 in Canada and one in the United States.

•	New stores opened during fiscal 2006 contributed $16.7 million, or 30.3%, of the increase. During fiscal 2006, we opened 13 corporate-owned stores, consisting of seven in Canada, five in the United States and one in Japan.

•	Comparable store sales in fiscal 2006 contributed $16.2 million, or 29.4%, of the increase. Assuming the average exchange rate between the Canadian and the U.S. dollar in fiscal 2005 remained constant, our comparable store sales would have increased $12.8 million or 20% in fiscal 2006. The increase in comparable store sales on a constant currency basis was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

Franchises.  Net revenue from our franchises segment increased $6.8 million, or 46.8%, to $21.4 million in fiscal 2006 from $14.6 million in fiscal 2005. Of the $6.8 million increase in net revenue from our franchises segment, $4.4 million, or 64.1%, of the increase resulted from sales of goods to franchise stores and $2.4 million, or 35.9%, of the increase resulted from an increase in royalty revenue. During fiscal 2006, two franchise stores were opened and two franchise stores were converted to corporate-owned stores.

Other.  Net revenue from our other segment increased $2.8 million, or 69.9%, to $6.8 million in fiscal 2006 from $4.0 million in fiscal 2005. The following contributed to the $2.8 million increase in net revenue from our other segment:

•	warehouse and showroom sales accounted for $2.1 million, or 73.7%, of the increase due to four warehouse sales in fiscal 2006 compared to one new warehouse sale in fiscal 2005 and three showrooms open at the end of fiscal 2006 compared to one showroom open at the end of fiscal 2005;

•	phone sale revenue accounted for $0.5 million, or 17.9%, of the increase; and

•	new wholesale accounts at fitness clubs and yoga studios in the United States accounted for $0.2 million, or 8.4%, of the increase.

Gross Profit

Gross profit increased $33.0 million, or 76.9%, to $76.0 million in fiscal 2006 from $43.0 million in fiscal 2005. The increase in gross profit was driven principally by:

•	an increase of $55.2 million in net revenue from our corporate-owned stores segment;

•	an increase of $6.8 million in net revenue from our franchises segment; and

•	an increase of $2.8 million net revenue from in our other segment.

This amount was partially offset by:

•	an increase in product costs of $22.2 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $6.1 million due to higher occupancy costs in new markets;

•	an increase of $1.9 million in expenses related to our production, design and distribution departments (including stock-based compensation expense) principally due to the hiring of additional employees to support our growth, partially offset by the absence in fiscal 2006 of the cash bonus paid to employees in fiscal 2005 in conjunction with our recapitalization; and

•	an increase in depreciation of $1.6 million related to opening new corporate-owned stores.

Gross profit as a percentage of net revenue, or gross margin, decreased 0.1%, to 51.0%, in fiscal 2006 from 51.1% in fiscal 2005. The decrease in gross margin resulted from:

•	higher occupancy costs in new markets that contributed to a decrease in gross margin of 2.1%; and

•	an increase in depreciation that contributed to a decrease in gross margin of 0.3% related to opening new corporate-owned stores.

The factors that led to a decrease in gross margin were offset by:

•	a decrease in product costs as a percentage of net revenue that contributed to an increase in gross margin of 0.7% due to an increase in pricing to our franchises and wholesale customers, partially offset by an increased percentage of our net revenue being derived from our oqoqo and factory outlet stores, which generate lower gross margins than our other corporate-owned stores, and a short-term increase in expenses during our transition to the use of more off-shore manufacturers; and

•	a decrease in expenses related to our production, design and distribution departments (including stock-based compensation expense) as a percentage of net revenue from fiscal 2005 to fiscal 2006 which contributed to an increase in gross margin of 1.6%.

Our costs of goods sold in fiscal 2006 and fiscal 2005 included $0.4 million and $0.8 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.1 million, or 98.9%, to $52.5 million in fiscal 2006 from $26.4 million in fiscal 2005. As a percentage of net revenue, selling, general and administrative expenses increased 3.9%, to 35.3% in 2006 from 31.4% in 2005. Of the $26.1 million increase in selling, general and administrative expenses:

•	$7.8 million, or 29.9%, resulted from an increase in store employee compensation related to opening additional corporate-owned stores;

•	$5.1 million, or 19.4%, resulted from an increase in consulting fees paid to third parties to analyze and implement new accounting and logistics processes and from an increase in fees associated with retaining professional search firms in connection with identifying qualified senior management candidates;

•	$4.6 million, or 17.7%, resulted from an increase in corporate compensation principally due to hiring of additional employees to support our growth, partially offset by the absence in fiscal 2006 of the cash bonus paid to employees in fiscal 2005 in conjunction with our recapitalization;

•	$3.9 million, or 15.1%, resulted from an increase in other corporate expenses such as travel expenses and rent associated with corporate facilities;

•	$3.6 million, or 13.7%, resulted from an increase in other store operating expenses such as supplies, packaging, and credit card fees; and

•	$0.6 million, or 2.1%, resulted from an increase in depreciation resulting from our move into a new corporate headquarters at the beginning of fiscal 2006.

Our selling, general and administrative expenses in fiscal 2006 and fiscal 2005 included $2.5 million and $1.9 million, respectively, of stock-based compensation expense.

Principal Stockholder Bonus

There was no principal stockholder bonus in fiscal 2006 due to the termination of the payment of a principal stockholder bonus at the end of fiscal 2005 as part of the stockholder’s sale of 48% of his interest in us to a group of private equity investors. Principal stockholder bonus was $12.8 million in fiscal 2005.

Settlement of Lawsuit

In February 2007, we settled a lawsuit with a third-party website developer arising from the termination of a profit sharing arrangement associated with our retail website for our products. In connection with the settlement, we paid $7.2 million in fiscal 2007, all of which was accrued in fiscal 2006. We did not incur any similar material liabilities during fiscal 2005.

Income from Operations

The increase of $12.5 million in income from operations in fiscal 2006 was primarily due to a $33.0 million increase in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened during fiscal 2005 and fiscal 2006, and a $12.8 million decline in our principal stockholder bonus, partially offset by an increase of $26.1 million in selling, general and administrative expenses and the payment of $7.2 million in connection with a lawsuit settlement in fiscal 2006.

On a segment basis, we determine income from operations without taking into account the payment of our principal stockholder bonus fiscal 2005, the settlement of a lawsuit in fiscal 2006 and our general corporate expenses such as corporate employee costs, travel expenses and corporate rent. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our production, design and distribution departments have been allocated to this segment.

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $17.0 million, or 82.2%, to $37.8 million in fiscal 2006 from $20.7 million in fiscal 2005 primarily due to an increase in corporate-owned stores gross profit of $28.4 million, offset by an increase of $7.8 million in store employee expenses and an increase of $3.6 million in other store expenses;

•	our franchises segment increased $3.4 million to $10.7 million in fiscal 2006 from $7.3 million in fiscal 2005 primarily due to an increase of $2.4 million in royalty revenue and an increase of $0.9 million in gross profit associated with our sale of our products to franchises; and

•	our other segment increased $1.3 million to $2.7 million in fiscal 2006 from $1.5 million in fiscal 2005 primarily due to an increase in revenue of $2.8 million, offset by an increase of $1.5 million in product costs.

Total income from operations also includes general corporate expenses. General corporate expenses increased $9.2 million, or 35.5%, to $35.0 million in fiscal 2006 from $25.8 million in fiscal 2005 primarily due to a lawsuit settlement of $7.2 million in fiscal 2006, an increase of $5.1 million in consulting and recruiting fees, an increase of $4.6 million in corporate employee costs, an increase of $3.9 million in other corporate expenses and an increase of $0.6 million in depreciation and amortization expense, partially offset by a $12.8 million decrease in our principal stockholder bonus.

Interest Income

Interest income increased to $141,736 in fiscal 2006 from $54,562 in fiscal 2005 due to higher average cash balances.

Interest Expense

Interest expense remained relatively constant at $47,348 in fiscal 2006 from $51,020 in fiscal 2005.

Provision for Income Taxes

Provision for income taxes increased $6.5 million, to $8.8 million in fiscal 2006 from $2.3 million in fiscal 2005. In fiscal 2006, our effective tax rate was 53.7% compared to 62.6% in fiscal 2005. In both fiscal 2005 and fiscal 2006, we generated losses in the United States which we were unable to offset against our income in Canada for tax purposes. In fiscal 2005 and fiscal 2006, we also incurred stock-based compensation expenses of $2.7 million and $2.8 million, respectively, which were not deductible for tax purposes during these periods. The impact of these losses and non-deductible expenses on our effective tax rate was exacerbated in fiscal 2005 by the payment of a bonus to our principal stockholder in that period. Prior to December 2005 our sole stockholder, Mr. Wilson, received a bonus payout each year representing a substantial percentage of our earnings before income taxes. We discontinued this practice following Mr. Wilson’s sale of 48% of his interest in lululemon to a group of private equity investors in December 2005. Payments of these bonuses therefore decreased to nil in fiscal 2006 from $12.8 million in fiscal 2005. This payment in fiscal 2005 dramatically decreased our income before income taxes in this period and accordingly resulted in us realizing a higher effective tax rate in this period as we gave effect to the non-deductible nature of the losses and the stock-based compensation expenses.

Net Income

Net income increased $6.3 million, to $7.7 million in fiscal 2006 from $1.4 million in fiscal 2005. The increase in net income of $6.3 million in fiscal 2006 was a result of an increase in gross profit of $33.0 million resulting from increased comparable store sales and additional sales from corporate-owned stores opened during fiscal 2005 and fiscal 2006 and the elimination of our principal stockholder bonus in fiscal 2006, which accounted for an expense of $12.8 million in fiscal 2005, offset by increases in selling, general and administrative expenses of $26.1 million, the payment of $7.2 million in connection with a lawsuit settlement in fiscal 2006, and an increase of $6.5 million in provision for income taxes. Our cost of goods sold and selling, general and administrative expenses in fiscal 2006 and fiscal 2005 included $2.8 million and $2.7 million of stock-based compensation expense, respectively.

Seasonality

In fiscal 2005, fiscal 2006 and fiscal 2007, we recognized over 35% of our net revenue in the fourth quarter due to significant increases in sales during the holiday season. We recognized 37%, 35% and 39% of our full year gross profit in the fourth quarter in fiscal 2005, fiscal 2006 and fiscal 2007, respectively. Despite the fact that we have experienced a significant amount of our net revenue and gross profit in the fourth quarter of our fiscal year, we believe that the true extent of the seasonality or cyclical nature of our business may have been overshadowed by our rapid growth to date.

The level of our working capital reflects the seasonality of our business. We expect inventory, accounts payable and accrued expenses to be higher in the third and fourth quarters in preparation for the holiday selling season. Because our products are sold primarily through our stores, order backlog is not material to our business.

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures, principally the build-out cost of new stores, renovations of existing stores, and improvements to our distribution facility and corporate infrastructure. Our need for working capital is seasonal, with the greatest requirements from August through the end of November each year as a result of our inventory build-up during this period for our holiday selling season. Historically, our main sources of liquidity have been cash flow from operating activities, borrowings under our existing and previous revolving credit facilities, and proceeds from equity offerings, including our initial public offering.

As of February 3, 2008, our working capital (excluding cash and cash equivalents) was $8.7 million and our cash and cash equivalents was $53.3 million.

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated.

Operating Activities

	Fiscal Year Ended
	January 31,	January 31,	February 3,
	2006	2007	2008
	(In thousands)

Net income for the period	$1,394	$7,666	$30,842
Items not affecting cash:
Depreciation and amortization	2,466	4,619	8,341
Deferred income taxes	(175)	(3,077)	1,799
Stock-based compensation expense	2,700	2,830	5,947
Non-controlling interest	10	563	(334)
Loss on property and equipment	—	230	—
Changes in non-cash working capital items	(17,379)	13,293	(8,504)

Cash flows from (used by) operating activities	$(10,984)	$26,124	$38,091

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, realized gains and losses on property and equipment, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts receivable, inventories, accounts payable and accrued expenses.

In fiscal 2007, cash provided by operating activities increased $12.6 million, to $38.1 million compared to cash provided by operating activities of $25.4 million in fiscal 2006. The $12.6 million increase was primarily a result of:

•	an increase in net income of $23.2 million to $30.8 million in fiscal 2007 compared to $7.7 million in fiscal 2006; and

•	an increase in items not affecting cash of $11.3 million consisting of an increase of $4.9 million in deferred income taxes, an increase of $3.1 million in stock-based compensation expense, and an increase of $3.7 million in depreciation and amortization, offset by a decrease in non-controlling interest related to our joint venture in Japan of $0.2 million.

This amount was partially offset by a net decrease in the change in other working capital balances of $21.8 million primarily due to:

•	a net decrease in the change in income taxes payable of $12.1 million;

•	a net decrease in accrued liabilities of $10.6 million;

•	a net increase in the change in inventories of $6.6 million;

•	a net increase in the change in tenant inducement receivable of $2.4 million; and

•	a net increase in prepaid expenses of $2.2 million.

These amounts were offset by:

•	a net increase in the change in other current liabilities of $5.5 million;

•	a net decrease in tenant inducements received of $2.3 million;

•	a net decrease in the change in accounts receivable of $1.3 million;

•	a net decrease in related party receivables of $1.2 million;

•	a net increase in the change in trade accounts payable of $1.2 million; and

•	a net decrease in other current assets of $0.5 million.

Depreciation and amortization relate almost entirely to leasehold improvements, furniture and fixtures, computer hardware and software, equipment and vehicles in our stores and other corporate buildings.

Depreciation and amortization increased $3.7 million to $8.3 million in fiscal 2007 from $4.6 million in fiscal 2006. Depreciation for our corporate-owned store segment was $6.2 million, $3.1 million and $1.5 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Depreciation related to corporate activities was $2.1 million, $1.1 million and $0.5 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. We have not allocated any depreciation to our franchises or other segments as these amounts to date have been immaterial.

Investing Activities

	Fiscal Year Ended
	January 31,	January 31,	February 3,
	2006	2007	2008
	(In thousands)

Purchase of property and equipment	$(7,144)	$(12,838)	$(29,676)
Acquisition of franchises	(461)	(512)	(5,559)

Cash flows from investing activities	$(7,605)	$(13,350)	$(35,235)

Investing Activities relate entirely to capital expenditures and acquisitions of franchises.

Cash used in investing activities increased $21.9 million, to $35.2 million in fiscal 2007 from $13.3 million in fiscal 2006. This increase in cash used in investing activities represents an increase in the number of new stores as well as store improvements on a larger store base. Capital expenditures for our corporate-owned stores segment were $20.7 million in fiscal 2007 which included $17.0 million to open 28 stores (not including one acquired franchise store), $11.3 million in fiscal 2006, which included $7.5 million to open 13 stores (not including one acquired franchise store), $6.1 million in fiscal 2005, which included $5.3 million to open 13 stores, and $2.8 million in fiscal 2004, which included $2.3 million to open seven stores. The remaining capital expenditures for our corporate-owned stores segment in each period were for ongoing store refurbishment. Capital expenditures related to corporate activities and administration were $9.0 million, $2.0 million, $2.3 million and $1.0 million in fiscal 2007, fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The capital expenditures in each period for corporate activities and administration were for improvements at our head office and other corporate buildings as well as investments in information technology. There were no capital expenditures associated with our franchises and other segments. In fiscal 2005, fiscal 2006 and fiscal 2007, we purchased our franchises in Whistler, British Columbia for $0.5 million, Portland, Oregon for $0.5 million, and Calgary, Alberta for $5.6 million, respectively.

Capital expenditures are expected to aggregate approximately $36 million in fiscal 2008, including approximately $18 million to $21 million for approximately 35 new stores, approximately $8 million for information technology enhancements, approximately $7 million for the build-out of our new corporate headquarters, and the remainder for ongoing store maintenance and for corporate activities. This does not include capital expenditures for our internet retail website which we expect to launch in late 2008 or early 2009.

Financing Activities

	Fiscal Year Ended
	January 31,	January 31,	February 3,
	2006	2007	2008
	(In thousands)

Capital stock issued for cash	$93,037	$446	$38,350
Payment of initial public offering costs	—	—	(6,992)
Distribution to principal stockholder	(69,005)	—	—
Proceeds from credit facility	—	—	1,455
Repayment of credit facility	—	—	(1,455)
Repayment of long-term debt	(634)	—	—
Amounts received from related party	—	—	564
Cash received on exercise of stock options	—	—	55
Funds received from principal stockholder loan	7,832	222	—
Funds repaid on principal stockholder loan	(11,143)	—	—

Cash flows from financing activities	$20,087	$668	$31,977

Financing Activities consist primarily of capital stock issued for cash and the related issuance costs, distributions to principal stockholder, repayment of long-term debt, funds received from and repaid on stockholder loan and changes in bank indebtedness. Cash provided by financing activities increased $31.3 million, to $32.0 million in fiscal 2007 from $0.7 million in fiscal 2006. The increase in cash provided by financing activities was primarily due to a $38.4 million issuance of capital stock as part of our initial public offering, offset by offering costs of $7.0 million, in fiscal 2007.

We believe that our cash from operations, proceeds from our initial public offering and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 24 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in “Risk Factors.” In addition, we may make discretionary capital improvements with respect to our stores, distribution facility, headquarters, or other systems, which we would expect to fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.

Revolving Credit Facility

In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. The revolving credit facility must be repaid in full on demand and is available by way of prime loans in Canadian currency, U.S. base rate loans in U.S. currency, bankers’ acceptances, LIBOR based loans in U.S. currency or Euro currency, letters of credit in Canadian currency or U.S. currency and letters of guaranty in Canadian currency or U.S. currency. The revolving credit facility bears interest on the outstanding balance in accordance with the following: (i) prime rate for prime loans; (ii) U.S. base rate for U.S. based loans; (iii) a fee of 1.125% per annum on bankers’ acceptances; (iv) LIBOR plus 1.125% per annum for LIBOR based loans; (v) a 1.125% annual fee for letters of credit; and (vi) a 1.125% annual fee for letters of guaranty. Both lululemon usa inc. and lululemon FC USA inc., Inc. provided Royal Bank of Canada with guarantees and postponements of claims in the amounts of CDN$20.0 million with respect to lululemon athletica canada inc.’s obligations under the revolving credit facility. The revolving credit facility is also secured by all of our present and after acquired personal property, including all intellectual property and all of the outstanding shares we own in our subsidiaries. As of February 3, 2008, aside from the letters of credit and guarantees, we had no borrowings outstanding under this credit facility.

Contractual Obligations and Commitments

Leases.  We lease certain retail locations, storage spaces, building and equipment under non-cancelable operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments (at increased rates) if at all. Our leases expire at various dates between 2008 and 2019, excluding extensions at our option. A substantial number of our leases for retail premises include renewal options and certain of our leases include rent escalation clauses, rent holidays and leasehold rental incentives, none of which are reflected in the following table. Most of our leases for retail premises also include contingent rental payments based on sales volume, the impact of which also are not reflected in the following table. The following table summarizes our contractual arrangements as of February 3, 2008, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Year Ending
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)

Operating Leases (minimum rent)*	$175,105	$17,114	$20,539	$19,707	$18,037	$17,952	$81,756

*	Includes $250, $250, $250 and $270 for each of the years ended January 31, 2009, 2010, 2011 and thereafter for one store lease which was terminated on May 15, 2007.

Franchise Agreements.  As of February 3, 2008, we operated seven stores in North America and three stores in Australia through franchise agreements. Under the terms of our franchise agreements, unless otherwise approved by us, franchisees are permitted to sell only lululemon athletica products, are required to purchase their inventory from us, which we sell at a slight premium to our cost, and are required to pay us a royalty based on a percentage of their gross sales. Additionally, under some of our franchise agreements, we have the ability to repurchase franchises at a price equal to a specified percentage of trailing 12-month sales. Pursuant to one of our franchise agreements, the franchisee has the right to sell his interest in the franchise back to us by June 2008. As of February 3, 2008, if the franchisee elected to sell his interest in the franchise to us, our repurchase costs for this franchise would have been approximately $0.6 million.

During the year ended January 31, 2007, we and a franchisee mutually terminated our franchise agreement. The franchisee had commenced operations during the prior year. We paid the franchisee a negotiated amount of $527,590 that was recognized as a loss on the termination of the agreement and charged to selling, general and administrative expenses. The amount represented compensation for working capital that we abandoned and the return of the initial franchise fee of $10,000.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of February 3, 2008, letters of credit and letters of guaranty totaling $2.4 million have been issued.

Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Commencing July 7, 2003, our principal stockholder, Mr. Wilson, held an interest in a company that manufactured finished goods exclusively for us. Mr. Wilson sold his interest in this manufacturing company in December 2006. As a result of the relationships between us, Mr. Wilson and the manufacturing company, we had a variable interest in the manufacturing company. We have concluded that we were not the primary beneficiary of this variable interest entity, and we have not consolidated the entity. The assets, liabilities, results of operations and cash flows of the manufacturing company have not been included in our consolidated financial statements. We were not exposed directly or indirectly to any losses of the manufacturing company. Following Mr. Wilson’s sale of his interests in the manufacturing company in December 2006, we no longer have a variable interest in the manufacturing company.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements.

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition.  Net revenue is comprised of corporate-owned store net revenue, which includes sales to customers through corporate-owned stores (including stores operated by our majority-owned joint venture), franchise licensing fees and royalties as well as sales of products to franchisees, and other net revenue, which includes sales to wholesale accounts, telephone sales, including related shipping and handling charges, warehouse sales and sales from company-operated showrooms, in each case, less returns and discounts. Sales to customers through corporate-owned stores are recognized at the point of sale, net of an estimated allowance for sales returns. Franchise licensing fees and royalties are recognized when earned, in accordance with the terms of the franchise/license agreements. Royalties are based on a percentage of the franchisees’ sales and recognized when those sales occur. Franchise fee net revenue arising from the sale of a franchise is recognized when the agreement has been signed and all of our substantial obligations have been completed. Other net revenue, generated by sales to wholesale accounts, telephone sales, including related shipping and handling charges, and showroom sales are recognized when those sales occur, net of an estimated allowance for sales returns. Other net revenue related to warehouse sales are recognized when these sales occur. Amounts billed to customers for shipping and handling are recognized at the time of shipment.

Sales are reported on a net revenue basis, which is computed by deducting from our gross sales the amount of sales taxes, actual product returns received, discounts and an amount established for anticipated sales returns. Our estimated allowance for sales returns is a subjective critical estimate that has a direct impact on reported net revenue. This allowance is calculated based on a history of actual returns, estimated future returns and any significant future known or anticipated events. Consideration of these factors results in an estimated allowance for sales returns. Our standard terms for retail sales limit returns to approximately 14 days after the sale of the merchandise. For our wholesale sales, we allow returns from our wholesale customers if properly requested and approved. Employee discounts are classified as a reduction of net revenue. We account for gift cards by recognizing a liability at the time a gift card is sold, and recognizing net revenue at the time the gift card is redeemed for merchandise. We review our gift card liability on an ongoing basis and recognize our estimate of the unredeemed gift card liability on a ratable basis over the estimated period of redemption.

Accounts Receivable.  Accounts receivable primarily arise out of sales to wholesale accounts, sales of products and royalties on sales owed to us by our franchises. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable. This allowance is established based on the specific circumstances associated with the credit risk of the receivable, the size of the accounts receivable balance, aging of accounts receivable balances and our collection history and other relevant information. The allowance for doubtful accounts is reviewed on a monthly basis. Receivables are charged to the allowance when management believes the account will not be recovered.

Inventory.  Inventory is valued at the lower of cost and market. Cost is determined using standard costs, which approximate the average costs. For finished goods and work-in-process, market is defined as net realizable value, and for raw materials, market is defined as replacement cost. Cost of inventories includes all costs incurred to deliver inventory to our distribution centers including freight, duty and other landing costs. During fiscal 2006, we initiated a new purchasing strategy that requires our manufacturers to acquire the raw materials used in the manufacturing of our apparel products. Because we will no longer be required to acquire these raw materials, we expect raw materials and work in process inventories to decline.

We periodically review our inventories and make provisions as necessary to appropriately value obsolete or damaged goods. The amount of the markdown is equal to the difference between the book cost of the inventory and its estimated market value based upon assumptions about future demands, selling prices and market conditions. In fiscal 2006, we wrote-off $1.0 million of inventory, and in fiscal 2007 we wrote-off $0.4 million of inventory.

Property and Equipment.  Property and equipment are recorded at cost less accumulated depreciation. Costs related to software used for internal purposes are capitalized in accordance with the provisions of the Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” whereby direct internal and external costs incurred during the application development stage or for upgrades that add functionality are capitalized. All other costs related to internal use software are expensed as incurred. Leasehold improvements are amortized on a straight-line basis over the lesser of the length of the lease, without consideration of option renewal periods and the estimated useful life of the assets, up to a maximum of five years. All other property and equipment are amortized using the declining balance method as follows:

Furniture and fixtures	20%
Computer hardware and software	30%
Equipment and vehicles	30%

Long-Lived Assets.  Long-lived assets held for use are evaluated for impairment when the occurrence of events or changes in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their net book value to the estimated future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in earnings in the period that the impairment is determined. Long-lived assets held for sale are reported at the lower of the carrying value of the asset and fair value less cost to sell. Any write-downs to reflect fair value less selling cost is recognized in income when the asset is classified as held for sale. Gains or losses on assets held for sale and asset dispositions are included in selling, general and administrative expenses.

Income Taxes.  We follow the liability method with respect to accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates that will be in effect when these differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance, if based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Goodwill and Intangible Assets.  Intangible assets are recorded at cost. Non-competition agreements are amortized on a straight-line basis over their estimated useful life of five years. Reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives of 10 years. Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired and is not amortized. Goodwill is tested for impairment annually or more frequently when an event or circumstance indicates that goodwill might be impaired. We use our best estimates and judgment based on available evidence in conducting the impairment testing. When the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess of the carrying value over its fair market value.

Stock-Based Compensation.  We account for stock-based compensation using the fair value method as required by Statement of Financial Accounting Standards No. 123 — (Revised 2004), “Share Based Payments” (SFAS 123(R)). The fair value of awards granted is estimated at the date of grant and recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. Our calculation of stock-based compensation requires us to make a number of complex and subjective estimates and assumptions, including future forfeitures, stock price volatility, expected life of the options and related tax effects. Prior to our initial public offering, our board of directors determined the estimated fair value of our common stock on the date of grant based on a number of factors, most significantly our implied enterprise value based upon the purchase price of our securities sold in December 2005 pursuant to an arms-length private placement to a group of private equity investors. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards, size of option holder group and anticipated employee retention. Actual results may differ substantially from these estimates. Expected volatility of the stock is based on our review of companies we believe of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. For awards with service and/or performance conditions, the total amount of compensation expense to be recognized is based on the number of awards that are expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, we recognize the compensation expense over the requisite service period as determined by a range of probability weighted outcomes. For awards with market and or performance conditions, all compensation expense is recognized if the underlying market or performance conditions are fulfilled. Certain employees are entitled to share-based awards from one of our stockholders. These awards are accounted for as employee compensation expense in accordance with the above noted policies. We commenced applying SFAS 123(R) when we introduced share based awards for our employees in the year ended January 31, 2006.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company is currently evaluating the impact that adopting FAS 160 will have on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). This Statement permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, that adopting FAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that adopting FAS 157 will have on its consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109 (FIN 48), which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing a tax return position in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. However, since fiscal 2003, we have opened 25 stores in the United States, three stores in Australia and four stores in Japan. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, because we recognize net revenue from sales in Canada in Canadian dollars, if the U.S. dollar strengthens it would have a negative impact on our Canadian revenue upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar is currently near a multi-year high. If the Canadian dollar were to weaken relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. A 10% appreciation in the relative value of the U.S. dollar compared to the Canadian dollar would have resulted in lost income from operations of approximately $4.0 million in fiscal 2006 and approximately $5.4 million in fiscal 2007. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of February 3, 2008, we had no outstanding borrowings under our revolving facility. We have maintained small outstanding balances during the third and fourth quarters as we build inventory and working capital for the holiday selling season, but we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

lululemon athletica inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of lululemon athletica inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of lululemon athletica inc. and its subsidiaries at February 3, 2008 and January 31, 2007 and the results of their operations their cash flows for each of the three years in the period ended February 3, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15 (a) (1) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
Vancouver, British Columbia

April 4, 2008

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 31,	February 3,
	2007	2008

ASSETS
Current assets
Cash and cash equivalents	$16,028,534	$53,339,326
Accounts receivable	2,290,665	4,431,556
Inventories	26,628,113	39,092,208
Prepaid expenses and other current assets	1,022,533	1,043,328
Current deferred taxes	2,522,898	—

	48,492,743	97,906,418
Property and equipment, net	18,175,944	44,038,565
Goodwill and intangible assets, net	2,951,689	8,124,047
Deferred income taxes	588,397	1,124,597
Other non-current assets	2,084,336	3,898,515

	$72,293,109	$155,092,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,935,037	$5,199,604
Accrued liabilities	11,701,805	7,473,205
Accrued compensation and related expenses	2,816,751	7,969,862
Income taxes payable	9,177,953	5,719,820
Unredeemed gift card liability	3,272,766	8,113,972
Other current liabilities	34,278	1,345,088

	31,938,590	35,821,551
Other non-current liabilities	2,023,668	6,721,220
Deferred income taxes	384,354	196,538

	34,346,612	42,739,309

Non-controlling interest	567,699	318,824
Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000,000 shares authorized, issued and outstanding 20,935,041 and 20,935,041	—	—
Special voting stock, $0.00001 par value, 30,000,000 shares authorized, issued and outstanding 20,935,041 and 20,935,041	209	209
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 44,290,778 and 46,684,700	442,908	466,847
Additional paid-in capital	98,669,641	136,004,955
Accumulated deficit	(60,677,395)	(29,834,956)
Accumulated other comprehensive income	(1,056,565)	5,396,954

	37,378,798	112,034,009

	$72,293,109	$155,092,142

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 31,	January 31,	February 3,
	2006	2007	2008

Net revenue	$84,129,093	$148,884,834	$274,713,328
Cost of goods sold	41,176,981	72,903,112	128,411,175

Gross profit	42,952,112	75,981,722	146,302,153
Operating expenses
Selling, general and administrative expenses	26,416,262	52,539,998	96,177,348
Principal stockholder bonus	12,809,142	—	—
Settlement of lawsuit	—	7,228,310	—

Income from operations	3,726,708	16,213,414	50,124,805
Interest expense (income), net	(3,542)	(94,388)	(854,088)

Income before income tax	3,730,250	16,307,802	50,978,893
Provision for income tax	2,336,146	8,753,336	20,470,674
Non-controlling interest	—	(111,865)	(334,220)

Net income	$1,394,104	$7,666,331	$30,842,439

Basic earnings per share	$0.04	$0.12	$0.46
Diluted earnings per share	$0.04	$0.12	$0.45
Basic weighted-average number of shares outstanding	38,724,287	65,156,625	66,430,022
Diluted weighted-average number of shares outstanding	38,724,287	65,303,839	69,297,878

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Special Voting						Accumulated
	Exchangeable Stock		Stock		Common Stock		Additional		Other
		Par		Par		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Total

Balance at January 31, 2005*	20,935,041	$—	20,935,041	$209	12,910,353	$129,104	$(29,311)	$(732,703)	$28,516	$(604,185)
Distribution to principal stockholder								(69,005,127)		(69,005,127)
December 2005 stock issued for cash					31,242,037	312,420	92,724,429			93,036,849
Comprehensive income:
Net income								1,394,104		1,394,104
Foreign currency translation adjustment									530,227	530,227

Comprehensive income										1,924,331
Stock-based compensation							2,699,916			2,699,916

Balance at January 31, 2006	20,935,041	—	20,935,041	209	44,152,390	441,524	95,395,034	(68,343,726)	558,743	28,051,784
Stock issued for cash and services					138,388	1,384	633,043			634,427
Comprehensive income:
Net income								7,666,331		7,666,331
Foreign currency translation adjustment									(1,615,308)	(1,615,308)

Comprehensive income										6,051,023
Stock-based compensation							2,641,564			2,641,564

Balance at January 31, 2007	20,935,041	—	20,935,041	209	44,290,778	442,908	98,669,641	(60,677,395)	(1,056,565)	37,378,798
Comprehensive income:
Net income								30,842,439		30,842,439
Foreign currency translation adjustment									6,453,519	6,453,519

Comprehensive income										37,295,958
Stock-based compensation							5,947,097			5,947,097
Common stock issued for cash net of transaction costs					2,290,909	22,909	31,334,598			31,357,507
Restricted Stock					10,458	105	(105)			—
Stock Option Exercises					92,555	925	53,724			54,649

Balance at February 3, 2008	20,935,041	$—	20,935,041	$209	46,684,700	$466,847	$136,004,955	$(29,834,956)	$5,396,954	$112,034,009

*	As a result of the reorganization on July 26, 2007 the par value of the outstanding shares exceeded the amount of capital stock by $129,104. The excess of $29,311 has been deducted from the opening balance of Additional Paid-In Capital.

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 31,	January 31,	February 3,
	2006	2007	2008

Cash flows from operating activities
Net income	$1,394,104	$7,666,331	$30,842,439
Items not affecting cash
Depreciation and amortization	2,466,298	4,618,512	8,340,732
Stock-based compensation	2,699,916	2,829,572	5,947,097
Deferred income taxes	(174,901)	(3,076,876)	1,798,882
Loss on property and equipment	—	229,950	—
Non-controlling interest	10,000	(111,865)	(334,220)
Other, including net changes in other non-cash balances	(17,379,431)	13,293,190	(8,504,366)

	(10,984,014)	25,448,814	38,090,564

Cash flows from investing activities
Purchase of property and equipment	(7,144,319)	(12,837,820)	(29,675,940)
Acquisition of franchises	(460,567)	(511,850)	(5,559,179)

	(7,604,886)	(13,349,670)	(35,235,119)

Cash flows from financing activities
Funds received from principal stockholder loan	7,831,694	222,440	—
Distribution to principal stockholder	(69,005,127)	—	—
Funds repaid on principal stockholder loan	(11,143,141)	—	—
Amounts received from joint venture partner	—	—	564,397
Proceeds from credit facility	—	—	1,454,775
Repayment of credit facility	—	—	(1,454,775)
Repayment of long-term debt	(634,467)	—	—
Cash received on exercise of stock options	—	—	54,649
Capital stock issued for cash	93,036,851	446,419	38,349,817
Payment of initial public offering costs	—	—	(6,992,309)

	20,085,810	668,859	31,976,554

Effect of exchange rate changes on cash	(271,667)	(616,486)	2,478,793

Increase in cash and cash equivalents	1,225,243	12,151,517	37,310,792
Cash and cash equivalents, beginning of year	2,651,774	3,877,017	16,028,534

Cash and cash equivalents, end of year	$3,877,017	$16,028,534	$53,339,326

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” or “LAI” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, independent franchises and a network of wholesale accounts. The Company’s primary markets are Canada, the United States, Japan and Australia, where 37, 30, four and nil corporate-owned stores were in operation as at February 3, 2008, respectively. There were 27, 41, and 71 corporate-owned stores in operation as at January 31, 2006, January 31, 2007 and February 3, 2008 respectively.

Basis of presentation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company and its subsidiary companies during the three-year period ended February 3, 2008. The consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles (“GAAP”).

The Company reorganized its corporate structure on July 26, 2007 (note 10). This reorganization was accounted for as a transfer of entities under common control, and accordingly, the financial statements for periods prior to the reorganization have been restated on an “as if” pooling basis. Prior to the reorganization, the Company had prepared combined consolidated financial statements combining LAI and LIPO Investments (Canada) Inc. (“LIPO”).

The Company has experienced, and expects to continue to experience, significant seasonal variations in net revenue and income from operations. Seasonal variations in revenue are primarily related to increased sales of products during the fiscal fourth quarter, reflecting historical strength in sales during the holiday season. Historically, seasonal variations in income from operations have been driven principally by increased net revenue in the fiscal fourth quarter.

Through fiscal 2006, the Company’s fiscal year ended on January 31st in the year following the year mentioned. Commencing with fiscal 2007, the Company’s fiscal year ends on the first Sunday following January 30th in the year following the year mentioned.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of lululemon athletica inc., its wholly-owned subsidiaries and Lululemon Japan Inc., a 60% controlled joint venture entity. All inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the Company’s results of operations for the periods reported and of its financial condition as of the date of the balance sheet have been included.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, bank balances and short-term deposits with original maturities of less than three months. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts, sales of material, royalties on sales owed to the Company by its franchisees and landlord tenant inducements. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable and is reviewed monthly. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As at January 31, 2006, January 31, 2007 and February 3, 2008 the Company recorded no allowance for doubtful accounts.

Inventories

Inventories, consisting of finished goods, raw materials and work in process, are stated at the lower of cost and market value. Cost is determined using standard costs, which approximate average actual costs. For finished goods and work in process, market is defined as net realizable value, and for raw materials, market is defined as replacement cost. Cost of inventories includes acquisition and production costs including raw material, labor and an allocation of overhead, as applicable, and all costs incurred to deliver inventory to the Company’s distribution centers including freight, non-refundable taxes, duty and other landing costs.

The Company periodically reviews its inventories and makes provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the cost of the inventory and its estimated net realizable value based upon assumptions about future demand, selling prices and market conditions. In addition, as part of inventory valuations, the Company reviews for inventory shrinkage based on historical trends from actual physical inventories. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts throughout the year and adjusts the shrink reserve accordingly.

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

Leasehold improvements are amortized on a straight-line basis over the lesser of the length of the lease, without consideration of option renewal periods, and the estimated useful life of the assets, to a maximum of five years. All other property and equipment are amortized using the declining balance method as follows. Amortization commences when an asset is ready for its intended use.

Furniture and fixtures	20%
Computer hardware and software	30%
Equipment and vehicles	30%

Goodwill and intangible assets

Intangible assets are recorded at cost. Non-competition agreements are amortized on a straight-line basis over their estimated useful life of five years. Reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives of 10 years.

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired and is not amortized, but tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired. The Company’s operating segment for goodwill is its US and Canadian stores.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of long-lived assets

Long-lived assets held for use are evaluated for impairment when the occurrence of events or a change in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their carrying value to the estimated future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in earnings in the period that the impairment is determined. Long-lived assets held for sale are reported at the lower of the carrying value of the asset and fair value less cost to sell. Any write-downs to reflect fair value less selling cost is recognized in income when the asset is classified as held for sale. Gains or losses on assets held for sale and asset dispositions are included in selling, general and administrative expenses.

Leased property and equipment

The Company leases retail stores, distribution centers and administrative offices. Minimum rental payments, including any fixed escalation of rental payments and rent premiums, are amortized on a straight-line basis over the life of the lease beginning on the possession date. Rental costs incurred during a construction period, prior to store opening, are recognized as rental expense. The difference between the recognized rental expense and the total rental payments paid is reflected on the consolidated balance sheet as a deferred lease liability or a prepaid lease asset.

Deferred lease inducements, which include leasehold improvements paid for by the landlord and free rent, are recorded as liabilities on the consolidated balance sheet and recognized as a reduction of rent expense on a straight-line basis over the term of the lease.

Contingent rental payments based on sales volumes are recorded in the period in which the sales occur.

The Company may be obligated to remove long-lived assets from leased property. The Company recognizes at fair value a liability and an asset retirement cost for asset retirement obligations in the period the obligation is incurred. The asset retirement cost is included in the cost of the related asset. As at January 31, 2006, January 31, 2007 and February 3, 2008 these obligations were not material.

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

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

royalties are calculated as a percentage of franchise sales and are recognized in the month that the franchisee makes the sale.

Sales of apparel to franchisees and wholesale accounts are recognized when goods are shipped and collection is reasonably assured.

All revenues are reported net of sales taxes collected for various governmental agencies.

Cost of goods sold

Cost of goods sold includes the cost of merchandise, including in-bound freight, duty and nonrefundable taxes incurred in delivering the goods to the Company’s distribution centers. It also includes all occupancy costs such as minimum rent, contingent rent where applicable, property taxes, utilities and depreciation expense for the Company’s retail locations and all costs incurred in operating the Company’s distribution centers and production and design departments. Production, design and distribution center costs include salaries and benefits as well as operating expenses, which include occupancy costs and depreciation expense for the Company’s distribution centers.

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

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 beginning February 1, 2007.

We file income tax returns in the U.S., Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At February 3, 2008, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Our intercompany transfer pricing policies will be subject to audits by various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.

With regard to our U.S. operations, we had deferred tax assets of approximately $4.8 million as of February 3, 2008, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to generate future taxable income to realize these assets. The deferred tax assets are primarily composed of U.S. federal and state tax net operating loss (“NOL”) carryforwards.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Currency translation

The functional currency for each entity included in these consolidated financial statements that is domiciled outside of the United States (the foreign entities) is the applicable local currency. Assets and liabilities of each foreign entity are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in other comprehensive income or loss, which is a component of accumulated other comprehensive income included in stockholders’ equity.

Foreign currency transactions denominated in a currency other than an entity’s functional currency are translated into the functional currency with any resulting gains and losses included in income, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related parties, trade accounts payable, accrued liabilities, other liabilities, and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. All foreign exchange gains or losses were recorded in the income statement under selling, general and administrative expenses. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Foreign exchange risk

A significant portion of the Company’s sales are denominated in Canadian dollars. The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. This exposure is partly mitigated by a natural hedge in that a significant portion of the Company’s operating costs are also denominated in Canadian dollars. The Company is also exposed to changes in interest rates. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates, or interest rates on net income and cash flows.

The aggregate foreign exchange gains (losses) included in income amount to $211,970, $183,471, and $(543,351) for the years ended January 31, 2006, January 31, 2007 and February 3, 2008, respectively.

Concentration of credit risk

The Company is not exposed to significant credit risk on its cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are held with high quality financial institutions. Trade accounts receivable are primarily from certain franchisees and wholesale accounts. The Company does not require collateral to support the trade accounts receivable; however, in certain circumstances, the Company may require parties to provide payment for goods prior to delivery of the goods. The accounts receivable are net of an allowance for doubtful accounts, which is established based on management’s assessment of the credit risks of the underlying accounts.

Stock-based compensation

The Company accounts for stock-based compensation using the fair value method as required by Statement of Financial Accounting Standards No. 123 — (Revised 2004), “Share Based Payments” (“FAS 123R”). The fair value of awards granted is estimated at the date of grant and recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. For awards with service and/or performance conditions, the total amount of compensation expense to be recognized is based on the number of awards expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probability of achieving the performance condition at each reporting date. For awards with market conditions, all compensation expense is recognized irrespective of whether such conditions are met.

Certain employees are entitled to share-based awards from the principal stockholder of the Company. These awards are accounted for by the Company as employee compensation expense in accordance with the above-noted policies.

Earnings per share

Earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders for the period by the diluted weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options using the treasury stock method.

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

Recently issued accounting standards

(a) In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company is currently evaluating the impact that adopting FAS 160 will have on its financial position and results of operations.

(b) In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This Statement permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, that adopting FAS 159 will have on its consolidated financial statements.

(c) In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that adopting FAS 157 will have on its consolidated financial statements.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109 (FIN 48), which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing a tax return position in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operation.

Comparability

Certain comparative amounts have been reclassified to conform to the presentation adopted in the current period.

3  INVENTORIES

	January 31,	February 3,
	2007	2008

Finished goods	$21,470,361	$39,045,937
Work in process	1,634,196	—
Raw materials	4,644,620	541,651
Provision to reduce inventory to market value	(1,121,064)	(495,380)

	$26,628,113	$39,092,208

4  PROPERTY AND EQUIPMENT

	January 31,	February 3,
	2007	2008

Leasehold improvements	$16,393,457	$33,466,659
Furniture and fixtures	5,287,109	13,597,290
Computers and software	3,532,824	12,648,156
Equipment and vehicles	174,206	243,407
Accumulated amortization	(7,211,652)	(15,916,947)

	$18,175,944	$44,038,565

Included in the cost of property and equipment are costs of $390,247 in fiscal 2007 and $6,052,786 in fiscal 2007 capitalized in connection with internally developed software as part of the Company’s ERP implementation. These costs will be amortized when the computer hardware and software are ready for their intended use in fiscal 2008.

Depreciation expense related to property and equipment was $2,069,948 in fiscal 2005, $4,183,289 in fiscal 2006, and $7,321,583 in fiscal 2007.

The Company recorded a loss of nil in fiscal 2005, $229,950 in fiscal 2006, and nil in fiscal 2007 in leasehold improvements for stores that were relocated or closed. These assets were previously used in the corporate-owned stores segment.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5  GOODWILL AND INTANGIBLE ASSETS — NET

	January 31,	February 3,
	2007	2008

Goodwill	$840,325	$811,678
Changes in foreign currency exchange rates	(28,647)	150,940

	$811,678	$962,618

Intangibles
Reacquired franchise rights	$2,928,312	$7,637,384
Non-competition agreements	790,167	763,229
Accumulated amortization	(1,464,682)	(1,948,590)
Changes in foreign currency exchange rates	(113,786)	709,406

	2,140,011	7,161,429

Total goodwill and intangibles	$2,951,689	$8,124,047

Amortization expense related to intangible assets was $396,350, $435,223 and $1,019,150 for the years ended January 31, 2006, January 31, 2007 and February 3, 2008, respectively. The estimated aggregate amortization expense is as follows:

Fiscal Year
2008	$993,888
2009	853,135
2010	853,135
2011	853,135
2012	853,135
2013 and beyond	2,755,001

$7,161,429

On April 1, 2007, the Company reacquired in an asset purchase deal three franchised stores in Calgary for $5,562,821. The acquisition of the franchise stores is part of management’s vertical retail growth strategy. Included in the Company’s consolidated statement of income for the year ended February 3, 2008 are the results of the three reacquired Calgary franchise stores from the date of acquisition through February 3, 2008. Management has concluded that this is an immaterial business combination.

The following table summarizes the fair values of the assets acquired on April 1, 2007:

Inventory	$407,355
Prepaid and other current assets	52,492
Property and equipment	500,274
Reacquired franchise rights	5,006,059

Total assets acquired	5,966,180
Deferred revenue	403,359

Total liabilities assumed	403,359

Net assets acquired	$5,562,821

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives. The weighted-average remaining useful lives of the reacquired franchise rights is 9.33 years as at February 3, 2008.

6  OTHER NON-CURRENT ASSETS

	January 31,	February 3,
	2007	2008

Prepaid rent and security deposits	$1,433,510	$2,884,768
Deferred lease cost	650,826	1,013,747

	$2,084,336	$3,898,515

7  ACCRUED LIABILITIES

	January 31,	February 3,
	2007	2008

Inventory purchases	$1,877,065	$3,304,997
Settlement of lawsuit (note 14)	7,228,310	—
Sales tax collected	927,555	2,157,800
Accrued rent	459,249	1,291,373
Other	1,209,626	719,035

	$11,701,805	$7,473,205

8  OTHER NON-CURRENT LIABILITIES

	January 31,	February 3,
	2007	2008

Deferred lease liability	$1,585,097	$3,585,699
Tenant Inducements	438,571	3,135,521

	$2,023,668	$6,721,220

9  LONG-TERM DEBT AND CREDIT FACILITIES

On November 29, 2005 the Company renegotiated its credit facility with a lending institution. This revolving demand facility provided up to CDN$8,000,000, bearing interest at prime plus 0.50% for general operating requirements. This facility was available by way of letters of credit or guarantees.

In April, 2007, the Company executed a new credit facility with a lending institution that provided for a CDN$20,000,000 uncommitted demand revolving credit facilities to fund the working capital requirements of the Company. This agreement cancels the previous CDN$8,000,000 credit facility. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the Company.

Borrowings under the credit facility can be made either as i) Revolving Loans — Revolving loan borrowings will bear interest at a rate equal to the Bank’s CDN$ or USD$ annual base rate (defined as zero% plus the lender’s annual prime rate) per annum, ii) Offshore Loans — Offshore rate loan borrowings will bear interest at a rate equal to a base rate based upon LIBOR for the applicable interest period, plus 1.125 percent per annum, iii) Bankers Acceptances — Bankers acceptance borrowings will bear interest at the bankers acceptance rate plus 1.125 percent per annum and iv) Letters of Credit and Letters of Guarantee — Borrowings drawn down under letters of credit or guarantee issued by the banks will bear a 1.125 percent per annum fee.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At February 3, 2008, there were no borrowings outstanding under this credit facility. As well, at February 3, 2008, letters of credit totaling USD$439,000 and guarantees totaling USD$1,916,000 had been issued under the facility, which reduced the amount available by a corresponding amount.

10  STOCKHOLDERS’ EQUITY

Reorganization in connection with initial public offering

On July 26, 2007, the Company completed an initial public offering (“IPO”). In connection with the IPO, the Company entered into an Agreement and Plan of Reorganization dated April 26, 2007 (“Reorganization Agreement”), with all of its stockholders, lululemon usa inc. (“Lulu US”), lululemon athletica canada inc. (“Lulu Canada”), Lulu Canadian Holding, Inc. (“LCHI”), LIPO Investments (Canada) Inc. (“LIPO”), LIPO Investments (USA), Inc. (“LIPO USA”) and Slinky Financial ULC, an entity owned by a principal stockholder of the Company, pursuant to which the parties executed a corporate reorganization of the Company on July 26, 2007, immediately following the execution of the underwriting agreement entered into in connection with the IPO. Prior to the reorganization, the interests in the Canadian, U.S., and Japanese operating companies were held by third party investors (48% subsequent to December 5, 2005) and by LIPO and its affiliates (52% subsequent to December 5, 2005 and 100% prior to December 5, 2005). In the reorganization, all outstanding shares of the Company, which consisted of Series A preferred shares (“Series A shares”) and Series TS preferred shares (“Series TS Shares”), and all outstanding shares of LIPO, which was combined with the Company prior to the reorganization, were exchanged for common shares of the Company or exchangeable shares issued by LCHI, a wholly-owned subsidiary of the Company. Upon completion of the reorganization, Lulu USA and LCHI became direct or indirect wholly-owned subsidiaries of the Company. Refer to Pre reorganization share capital section below for additional details.

On the reorganization the holders of 107,995 Series A shares and 116,994 Series TS shares were exchanged for common shares of the Company, and the holders of the 117,000,361 LIPO shares exchanged those for common shares of the Company and exchangeable shares of LCHI plus special voting stock of the Company, in exchange for their LIPO shares. The exchangeable shares of LCHI and the special voting shares of the Company, when taken together, are the economic equivalent of the corresponding common shares of the Company and entitle the holder to one vote on the same basis and in the same circumstances as one corresponding share of the common shares of the Company. The exchangeable shares are exchangeable at any time, at the option of the holder, on a one-for-one basis with the corresponding common shares of the Company.

In connection with the reorganization, Lulu US, a wholly-owned subsidiary of the Company, repurchased all outstanding shares of its non-participating preferred stock for a purchase price of $1.00 per share, resulting in an aggregate purchase price of $10,000.

Prior to the reorganization, LIPO and LIPO USA had created stock-based compensation plans (the predecessor plans) for eligible employees of Lulu Canada and Lulu US. The eligible employees were granted options to acquire shares of LIPO and LIPO USA. The outstanding unvested stock options of LIPO were exchanged for options of LIPO USA which allow the holders to acquire shares of LIPO USA. Vested LIPO options are immediately exercised for shares in LIPO and then exchanged for a fraction of an exchangeable share or common share in the Company. The exercise price and the number of common shares of the Company subject to the new Company stock options were also modified. Refer to note 11 for additional information regarding stock-based compensation.

For accounting purposes, the corporate reorganization has been reflected as if the companies had been combined for all periods.

Authorized share capital

As part of the reorganization in connection with the IPO, the Company’s stockholders approved an amended and restated certificate of incorporation that provides for the issuance of up to 200,000,000 shares of common stock, 5,000,000 shares of undesignated preferred stock and 30,000,000 shares of special voting stock. Upon completion lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the reorganization there were 44,290,778 shares of common stock, 20,935,041 shares of exchangeable stock and 20,935,041 shares of special voting stock outstanding. Additionally, 10,000,000 shares of common stock are reserved for issuance under the Company’s 2007 Equity Incentive Plan. The Company’s stock options outstanding after completion of the reorganization were 4,479,176. The outstanding stock options issued to purchase shares of Lulu Canada and Lulu US prior to the reorganization were exchanged for options to acquire common shares of the Company at an adjusted exercise price. The exchange did not result in an incremental charge as the relevant terms and conditions were set to preserve the original fair value of the awards. Refer to note 11 for additional details on stock options.

As part of the reorganization in connection with the IPO, on July 26, 2007, a 2.38267841 for one stock split was effected for all authorized, issued, and outstanding shares of common stock of the Company. The common stock presented in the consolidated financial statements and the notes to the consolidated financial statements have been restated to properly reflect this stock split.

The holders of the special voting stock are entitled to one vote for each share held. The special voting shares are not entitled to receive dividends or distributions or receive any consideration in the event of a liquidation, dissolution or wind-up. To the extent that exchangeable shares as described below are exchanged for common stock, a corresponding number of special voting shares will be cancelled without consideration.

The exchangeable shares have been issued by LCHI and included in these consolidated financial statements as equity. The holders of the exchangeable shares have dividend and liquidation rights equivalent to those of holders of the common shares of the Company. The exchangeable shares can be converted on a one for one basis by the holder at any time into common shares of the Company plus a cash payment for any accrued and unpaid dividends. Holders of exchangeable shares are entitled to the same or economically equivalent dividend as declared on the common stock of the Company. The exchangeable shares are non-voting. The Company has the right to convert the exchangeable shares into common shares of the Company at any time after the earlier of July 26, 2047, the date on which less than 2,093,504 exchangeable shares are outstanding or in the event of certain events such as a change in control.

Pre reorganization share capital

The authorized capital as at January 31, 2006 and January 31, 2007 of the two pre reorganization companies combined was as follows:

LIPO

Unlimited number of common shares, voting, without par value.

Prior to December 5, 2005, the pre reorganization combined financial statements represented the combination of Lulu Canada and Lulu US. The authorized share capital of Lulu Canada and Lulu US for the period from February 1, 2004 to December 5, 2005 was as follows:

Lulu Canada

Unlimited number of Class A voting shares, Class B shares, Class D shares and preferred shares, each without par value.

Lulu US

10,000,000 common shares with a par value of $0.001 per share and 232,296 preferred shares issuable in series with a par value of $0.0001 per share.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LAI

35,000,000 common shares, voting, with a par value of $0.01 per share and 5,750,000 preferred shares issuable in series with a par value of $0.01 per share.

LAI had designated three series of preferred shares as follows:

a) Series A preferred stock — 250,000 shares with a par value of $0.01 per share and a stated value of $859.11 per share;

b) Series B preferred stock (“Series B shares”) — 250,000 shares with a par value of $0.01 per share and a stated value of $859.11 per share;

c) Series TS preferred tracking stock — 250,000 shares with a par value of $0.01 per share and a stated value of $10.28 per share.

Each Series A share, Series B share and Series TS share was entitled to 100 votes on all matters to be voted on by the LAI stockholders with the caveat that the Series TS shares shall not be entitled to vote on any matter relating to LCHI or its subsidiaries.

In the event of a liquidation, dissolution or winding up of the business and prior to the payment of any amount in respect of any other class of shares, the holders of each Series A share, Series B share and Series TS share were entitled to receive in respect of each share, the Series A liquidation preference, the Series B liquidation preference and the Series TS liquidation preference, respectively, where the liquidation preference for each share is the unreturned original cost of that share plus the accrued and unpaid dividends outstanding at the date of the liquidation event. If, upon a liquidation event, the net assets available for distribution to the stockholders are insufficient to fully pay the Series A liquidation preference, the Series B liquidation preference and the Series TS liquidation preference then the available assets shall be distributed, first, in respect of each Series A share pro-rata up to the amount of the unreturned original cost of each Series A share; second, in respect of each Series B share pro-rata up to the amount of the unreturned original cost of each Series B share; third, in respect of each Series TS share pro-rata up to the amount of the unreturned original cost of each Series TS share; fourth, in respect of each Series TS share any accrued and unpaid dividends pro-rata up to the total accrued and unpaid dividends outstanding at the liquidation date; and fifth in respect of each Series A and Series B share any accrued and unpaid dividends pro-rata up to the total accrued and unpaid dividends outstanding at the liquidation date. In any event, distributions made on liquidation in respect of the Series TS shares shall not exceed the net assets of Lulu US and its subsidiaries attributable to the Series TS shares.

Each Series A share, Series B share and Series TS share shall accrue preferred cumulative dividends at the rate of 8% of the stated value of the underlying share per annum, compounded quarterly, adjusted for any stock dividends, splits, combinations or other similar changes. Accrued dividends are payable at the discretion of the board of directors and any dividends paid to the Series A shares, the Series B shares or the Series TS shares must be paid contemporaneously to the other two classes of shares. Any accrued and unpaid dividends owing to holders of Series A, Series B or Series TS shares must be paid out prior to any dividends being paid on the common shares. In addition, each Series A, Series B and Series TS share is entitled to receive dividends equal to 100 times the amount of any dividend paid in respect of each common share. At January 31, 2006, January 31, 2007, and February 3, 2008 the amount of cumulative dividends was $1,271,720, $9,907,054, and nil, respectively. On July 26, 2007, in connection with the reorganization of the Company, the cumulative dividends of $26,957,834 were settled for newly created shares of LAI which resulted in 1,471,180 shares of the Company being issued. The statement of stockholders’ equity and earnings per share was retroactively adjusted to reflect this stock dividend.

LAI’s certificate of incorporation provided that in the event of an IPO of LAI in which the gross cash proceeds to LAI in the offering is at least $75 million, each then outstanding Series A share, Series B share and Series TS share shall be converted into 100 common shares of LAI plus the number of then outstanding shares determined by dividing the unreturned original cost and the accrued and unpaid dividends attributable to each share by the public lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offering price. Since the IPO of LAI did not result in LAI receiving at least $75 million in gross proceeds, the foregoing conversion provision in LAI’s certificate of incorporation did not apply to the IPO of LAI.

In connection with the IPO of LAI, the stockholders of LAI agreed to exchange their Series A shares and Series TS shares for common shares of LAI. These shares were effectively cancelled upon completion of the IPO.

LIPO Investments (Canada), Inc.

LIPO had designated one class of common share without par value.

Under corporate charters and agreements as in effect on December 5, 2005, upon an IPO of LAI in which the gross proceeds to LAI in the offering is at least $75 million, all of the outstanding shares of LIPO would be exchanged for Series B shares of LAI, followed by the conversion of each Series B share into 100 common shares of LAI plus the number of common shares of LAI resulting from dividing the liquidation value of Lulu Canada Class B Shares held by LIPO calculated as the stated value $859.11 and accrued dividend thereon at 8%, by the initial public offering price. Since the IPO of LAI did not result in LAI receiving at least $75 million in gross proceeds, the foregoing exchange and conversion provisions did not apply to the IPO of LAI.

In connection with the IPO of LAI, the stockholders of LIPO agreed to exchange their shares for common shares of LAI.

lululemon athletica canada inc.

Prior to December 5, 2005, Lulu Canada had 100 Class A voting common shares outstanding and issued. These shares were effectively cancelled on December 5, 2005 upon completion of the transactions described under “Summary of Share Capital Transactions — December 2005” below.

lululemon usa inc.

Prior to December 5, 2005, Lulu US had 100 common shares outstanding and issued. These shares were effectively cancelled on December 5, 2005 upon completion of the transactions described under “Summary of Pre reorganization of Share Capital Transactions — December 2005” below.

Summary of Pre reorganization Share Capital Transactions

December 2005

On December 5, 2005, the principal stockholder of the company directly or indirectly held all of the issued and outstanding interests in Lulu Canada and Lulu US. On December 5, 2005, the principal stockholder agreed to sell a 48% interest in these operating companies to third party investors. In conjunction with this sale, three holding companies (LIPO, LAI and LCHI) were created to hold the interests in the operating companies (Lulu Canada and Lulu US).

On December 5, 2005, through a series of transactions, Lulu Canada became a subsidiary of LIPO, and LCHI, which is wholly owned by LAI, acquired a 48% interest in Lulu Canada; Lulu US became a subsidiary of LAI; and Lulu FC became a subsidiary of Lulu US. The foregoing transactions resulted in the issuance by Lulu Canada of 106,702 Class A shares to LCHI and 115,594 Class B shares to LIPO. The Lulu Canada Class A and B shares have no par value. Each Class A and Class B share has a stated value of $859.11 per share or an aggregate stated value of $190,976,717. The third party investors acquired 75% of their interests from the principal stockholder for cash consideration. The remaining 25% of their interests was acquired through an issuance of preferred shares in LAI for cash consideration of $23 million.

As a result of this series of transactions, the principal stockholder effectively retained a 52% interest in the Company and the third party investors acquired a 48% interest in the Company. The principal stockholder’s interest is subordinate to the stock issued to the third party investors.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This series of transactions resulting in the operating companies becoming subsidiaries of the respective holding companies have been accounted for as transactions between entities under common control with of the interests reflected at the carrying amounts as held by the principal stockholder. The acquisition of the 36% interest from the principal stockholder has been accounted for as an acquisition of shares by the Company with proceeds in excess of the carrying value of $69,005,127 being reflected as a distribution to the principal stockholder. The acquisition of the remaining 12% interest acquired by the third party investors has been accounted for as a purchase of shares from treasury of LAI.

On December 5, 2005 Lulu US authorized and issued 10,000 non-participating preferred shares with a par value of $0.001 per share to LIPO USA and third party investors and 222,296 participating preferred shares with a par value per share of $0.001 to the Company. The non-participating preferred shares have an aggregate stated value of $10,000 and the participating preferred shares have an aggregate stated value of $2,312,990. As part of the reorganization in connection with the IPO, Lulu US repurchased all outstanding shares of its non-participating preferred stock for a purchase price of $1.00 per share.

December 2006

During 2006, LAI issued 500 Series A preferred shares to two directors for cash consideration of $446,419. As these shares were issued at a price below market value, a charge of $188,008 was recorded as non-cash compensation expense in the combined consolidated statement of income. These shares were unrestricted at the date of issuance and the fair value was determined by the Company based on an analysis of EBITDA and revenue multiples.

11  STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans which are either provided by a principal stockholder of the Company or the Company.

During the year ended January 31, 2006, LIPO and LIPO USA, entities controlled by a principal stockholder of the Company, created a stockholder sponsored stock-based compensation plans (“LIPO Plans”) for certain eligible employees of the Company in order to provide incentive to increase stockholder value. Under the provisions of the LIPO plans, the eligible employees were granted options to acquire shares of LIPO and LIPO USA, respectively. LIPO and LIPO USA held shares in LACI and the Company, respectively. These plans provide that the board of directors of LIPO and LIPO USA were able to exchange the LIPO and LIPO USA shares held in trust for an equivalent number of shares of the Company to be held by LIPO and LIPO USA, respectively, on the exchange date. If an employee ceases employment, the LIPO Plans provided that LIPO and LIPO USA would repurchase the shares issued pursuant to the Series A options at the fair market value of the shares. Shares issued pursuant to the Series B options would be repurchased at the exercise price paid. Subsequent to the reorganization described in note 10, LIPO options and shares were exchanged for options and common share equivalents of the Company. Shares of the Company that are or will be issued to holders of the options or restricted shares under the LIPO Plans are currently held by LIPO USA, an affiliate of a principal stockholder. The exercise, vesting or forfeiture of any of these awards will not have any impact on the outstanding common shares of the Company.

On July 3, 2006, the board of directors approved the Lululemon Athletica Inc. Equity Incentive Compensation Plan and the Lululemon Athletica USA Inc. 2005 Equity Incentive Compensation Plan (“Plans”), which provide for the grant of stock awards to employees, directors, consultants and other individuals providing services to the Company. Lulu Canada and Lulu US have each reserved 2,500,000 shares of common stock for issuance under the Plans. The exercise price and vesting conditions are determined by the board of directors for each grant. The contractual life of the options is 10 years.

In July 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, in conjunction with the reorganization of the Company, the 2007 Equity Incentive Plan (note 10). Upon completion of the reorganization of the Company, outstanding awards under the Company’s predecessor plan were exchanged for lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards under the 2007 Plan in such a way that no incremental stock-based compensation expense resulted from the exchange. The 2007 Plan provides for the grants of stock options, stock appreciation rights, restricted stock or restricted stock units to employees (including officers and directors who are also employees) of the Company. Stock options granted to date have a four-year vesting period and vest at a rate of 25% per each year on the anniversary date of the grant. Restricted stock issued under the 2007 Plan vest one year from the grant date. To date, 10,458 shares of restricted stock have been issued under the 2007 Plan to certain directors of the Company.

The Company’s policy is to issue shares upon the exercise of Company options from treasury. Any shares issued to employees related to stockholder sponsored plans are provided by the principal stockholder and are not issued from treasury or repurchased by the Company.

As described in note 10, a reorganization and stock split resulted in changes to the capital structure of the Company. Information in this note has been presented to reflect the combination of the stockholder sponsored plans. The number of options and exercise prices for options issued under the predecessor plans prior to the corporate reorganization have been presented to reflect the replacement options of the Company that have been issued as if the replacement options had always been issued.

Stock-based compensation expense charged to income for the plans was $2,699,916, $2,829,572 and $5,947,097 for the years ended January 31, 2006, January 31, 2007 and February 3, 2008, respectively. The Company has not recognized any income tax benefits related to these plans.

Total unrecognized compensation cost as at February 3, 2008 was $18.4 million for all stock option plans, which is expected to be recognized over a weighted-average period of 3.0 years.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees at a 25% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000,000 shares. During the year ended February 3, 2008, 5,546 shares were purchased under the ESPP, which were funded by the Company through open market purchases.

Stockholder sponsored stock options

On December 1, 2005, LIPO and LIPO USA each granted 5,295,952 Class A options with an exercise price of CDN$0.00001 and an expiry date of December 31, 2009 and 11,062,179 Class B options with an expiry date of December 31, 2010, respectively, prior to the reorganization (note 10). The LIPO and LIPO USA Class B options originally had exercise prices of CDN$0.99 and $0.01, respectively. Each Class A option and each Class B option entitled the holder to acquire one share of common stock of LIPO and LIPO USA respectively.

While all of the Class A options of both companies vested on December 5, 2005 and were immediately exercised, 3,549,444 of the common shares of LIPO and LIPO USA issued were designated as forfeitable. These forfeitable shares were considered to be non-vested for accounting purposes and were considered not to be earned as of December 5, 2005. These non-vested shares become non-forfeitable over a four-year requisite service period to December 5, 2009. In addition, on December 5, 2005, 2,239,395 of the Series B options vested, with the remaining options vesting over a five-year period ending December 5, 2010.

In connection with the reorganization of the Company (note 10) modifications were made to the LIPO and LIPO USA plans. The 5,285,154 LIPO Class A awards and the 4,110,511 vested LIPO Class B awards were exchanged for a total of 1,959,819 exchangeable shares of the Company through a series of transactions. At the time of the reorganization, 1,418,426 of the new awards were considered to be vested and the remaining 541,393 new awards were considered to be unvested. The unvested exchangeable shares are held in trust by the principal stockholder and are subject to the same vesting schedule as the original LIPO award.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the exchangeable shares granted under the stockholder sponsored plan. Amounts are presented on a post reorganization basis.

Number of
Exchangeable
Shares

Balance at January 31, 2005	—
Granted	1,959,819
Vested	787,992
Cancelled	—

Non-forfeitable balance at January 31, 2006	1,171,827
Granted	—
Vested	630,434
Cancelled	—

Non-forfeitable balance at January 31, 2007	541,393
Granted	—
Vested	276,091
Cancelled	—

Non-forfeitable balance at February 3, 2008	265,302

The total unrecognized compensation cost related to exchangeable shares was $896,122 at February 3, 2008.

In connection with the reorganization of the Company (note 10), the 5,285,154 LIPO USA Class A awards were exchanged for LIPO USA shares through a series of transactions, resulting in 264,439 awards outstanding in lululemon share equivalents. At the time of the reorganization, 146,342 of the new awards were considered to be vested and the remaining 118,097 awards were considered to be unvested and are subject to the same vesting schedule as the original LIPO awards.

The following table summarizes the LIPO USA shares granted under the stockholder sponsored plan. Amounts are presented on a post reorganization basis and are shown in lululemon share equivalents.

Number of
LIPO USA
Shares

Balance at January 31, 2005	—
Granted	264,439
Vested	86,823
Cancelled	—

Unvested balance at January 31, 2006	177,616
Granted	—
Vested	59,519
Cancelled	—

Unvested balance at January 31, 2007	118,097
Granted	—
Vested	60,229
Cancelled	—

Unvested balance at February 3, 2008	57,868

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total unrecognized compensation cost related to LIPO USA shares was $11,466 as at February 3, 2008.

In connection with the reorganization of the Company (note 10), the 16,841,989 LIPO Class B unvested awards and LIPO USA Class B awards were exchanged for LIPO USA options using a conversion factor set out in the reorganization agreement and resulting in the issuance of new awards which were equivalent to 1,474,821 lululemon shares. At the time of the reorganization, 200,879 of the awards were considered to be vested and the remaining 1,273,942 awards were considered to be unvested. The vesting terms of these LIPO USA options were not changed.

The cancellation of the LIPO Class B unvested options and the issuance of the new LIPO USA options occurred with the relative fair value and other terms and conditions being preserved through the number and terms of new options being granted resulting in no incremental compensation cost to the Company.

The following table summarizes the LIPO USA options granted under the stockholder sponsored plan. Amounts are presented on a post reorganization basis and are shown in lululemon share equivalents.

		Weighted-
	Number of	Average
	LIPO USA	Exercise
	Options	Price

Balance at January 31, 2005	—	—
Granted	1,474,821	$0.01
Vested	104,635	$0.01
Cancelled	—	—

Unvested balance at January 31, 2006	1,370,186	$0.01
Granted	—	—
Vested	96,244	$0.01
Cancelled	—	—

Unvested balance at January 31, 2007	1,273,942	$0.01
Granted	—	—
Vested	393,095	$0.01
Cancelled	—	—

Unvested balance at February 3, 2008	880,847	$0.01

The total unrecognized compensation cost related to LIPO USA options was $1,406,567 at February 3, 2008.

The Company records compensation expense for shares issued under the stockholder sponsored awards, over the requisite service periods.

The vesting schedule of the stockholder sponsored awards in lululemon share equivalents is as follows:

	Exchangeable	LIPO USA	LIPO USA
	Shares	Shares	Options

December 5, 2005	787,992	86,823	104,635
December 5, 2006	630,434	59,519	96,244
December 5, 2007	276,091	60,229	393,095
December 5, 2008	198,877	43,384	383,922
December 5, 2009	66,425	14,490	315,055
December 5, 2010	—	—	181,870

Total	1,959,819	264,445	1,474,821

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average remaining contractual term for the options outstanding and exercisable at February 3, 2008 is 3.2 years.

The fair value of the non-forfeitable and forfeitable shares issued under LIPO Class A was measured at the fair value of the underlying stock on the grant date. The fair value of the LIPO Class B options was determined using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0%
Expected volatility	45%
Risk-free interest rate	5%
Weighted-average expected life of option (years)	5.0 years

The expected volatility was based on available information on volatility from a peer group of publicly traded U.S. and Canadian retail apparel companies. The expected life of the options was determined by reviewing data about exercise patterns of employees in the retail industry as well as considering the probability of a liquidity event such as the sale of the Company or an IPO and the potential impact of such an event on the exercise pattern. The risk-free interest rate approximates the yield on benchmark Government of Canada bonds for terms similar to the contract life of the options.

The weighted-average estimated fair value at the date of grant for the non-forfeitable shares and options granted by LIPO and LIPO US was CDN$0.67 and CDN$0.0067, respectively, for the year ended January 31, 2006.

The total fair value of awards under the stockholder sponsored plans that vested during the years ended January 31, 2006, January 1, 2007 and February 3, 2008 was $2.9 million, $1.8 million and $1.3 million, respectively.

Company stock options

Prior to the reorganization described in note 10, the Company had an option plan and LACI had an option plan. Employees received the same number of options in each company. In conjunction with the reorganization, the Company modified the previous companies sponsored stock options. On the date of the reorganization 1,879,891 options of LACI with a weighted-average exercise price of $1.38 were exchanged for 4,479,176 options of the Company with a weighted-average exercise price of $0.58. The vesting terms and the term of the options were not modified. On the date of the reorganization, the Company compared the fair value of the modified Company option to the fair value of the Company and LACI options immediately before the modification and determined there was no incremental compensation cost as a result of this modification. The information presented below reflects the impact of these modifications and the stock split described in note 10 as if the reorganization had occurred when the plans were introduced.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock options and restricted shares activity as of January 31, 2007 and February 3, 2008 and changes during the years then ended is presented below:

		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock	Exercise	Restricted	Grant
	Options	Price	Shares	Fair Value

Granted	4,543,492	$0.58	—	—
Exercised	—	—	—	—
Forfeited	47,644	$0.58	—	—

Balance at January 31, 2007	4,495,848	$0.58	—	—
Granted	416,219	$25.49	10,458	$19.43
Exercised	92,555	$0.58	—	—
Forfeited	47,163	$1.50	—	—

Balance at February 3, 2008	4,772,349	$2.74	10,458	$19.43

Exercisable at February 3, 2008	745,985	$0.58	—	—

The following table summarizes information about stock options outstanding and exercisable at February 3, 2008:

	Outstanding			Exercisable
						Weighted-
		Weighted-	Weighted-		Weighted-	Average
		Average	Average		Average	Remaining
Range of	Number of	Exercise	Remaining	Number of	Exercise	Life
Exercise Prices	Options	Price	Life (Years)	Options	Price	(Years)

$0.49 - $0.60	4,358,630	$0.58	8.6	745,985	$0.58	8.6
$18.00	244,326	18.00	9.5	—	—	—
$33.56 - $34.53	127,250	33.68	9.9	—	—	—
$44.32 - $50.46	42,143	44.36	9.7	—	—	—

	4,772,349	$2.74	8.7	745,985	$0.58	8.6

Intrinsic Value	$153,462,680			$25,602,143

As of February 3, 2008, the unrecognized compensation cost related to these options was $16.1 million, which is expected to be recognized over a weighted-average period of 3.1 years; and the total aggregate intrinsic value for stock options outstanding and exercisable was $25.6 million. The intrinsic value of stock options exercised during the years ended January 31, 2006, January 31, 2007 and February 3, 2008 was nil, nil and $2.6 million. The weighted-average grant date fair value of options granted during the years ended January 31, 2006, January 31, 2007 and February 3, 2008 was nil, $3.53 and $13.28, respectively.

The fair value of options with service conditions was determined at the date of grant using the Black-Scholes model. Expected volatilities are based on a review of a peer group of publicly traded apparel retailers. The expected term of options with service conditions is the simple average of the term and the requisite service period as stated in the respective option contracts. The risk-free interest rate for Lulu Canada is the Bank of Canada bank rate and for Lulu US is the Federal Reserve federal funds rate.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lululemon
athletica inc.

Dividend yield	0%
Expected volatility	50%
Risk-free interest rate	5%
Weighted-average life	7.0 years

Options with performance and/or market conditions

Certain options granted under the Plans have a potential to vest based on the return multiple achieved in connection with the sale by certain of the Company’s stockholders of 80% of their holding of the Company’s capital stock through one or a series of transactions. The percentage of options under grant that vest increases in defined increments as the return multiple increases. A minimum return multiple of two is required for any of the options to vest and all options vest if a return multiple of five is achieved. These options have a contractual life of 10 years. During the year ended January 31, 2007, the Company granted 1,114,892 options with these terms with a weighted-average exercise price of $0.58. Of these options, all remain outstanding and none were exercisable at February 3, 2008. These options had a weighted-average contractual term of 10 years and an aggregate fair value of $1,051,516 at the grant date. Expense of $433,583, and $618,468 was recognized during the year ended January 31, 2007 and February 3, 2008 and the remaining compensation expense is expected to be recognized over a weighted-average term of 0.5 years from February 3, 2008. The aggregate intrinsic value of the outstanding options as at January 31, 2007 and February 3, 2008 were nil and $38,263,025, respectively.

The fair value of these options was determined by first considering a range of potential outcomes with regard to the timing of the sale transaction. Probabilities were ascribed to different terms based on knowledge of the investors’ strategy for the fund, general market conditions at the time of the grant, volatility assumptions and other relevant information. The weighted-average of these probabilities was used as the requisite service period.

The valuation also considered the probability of the stockholders achieving the threshold multiples stipulated in the option agreement was developed. Probabilities were assigned based on the Company’s growth plans, the option holders and management’s expectations at the time of the grant, the anticipated time of the sale transaction as noted above and other relevant information. The weighted-average of the assigned probabilities was used as the most likely multiple to be achieved.

The weighted-average probabilities developed above were used as input for a valuation simulation to establish the option values. Other terms used in the probabilities based valuation simulation were consistent with those used for the time-vested options noted above except for the term that was shortened to four years consistent with the employment contract of the option holder.

In November 2007, in recognition of the fact that the original option agreements were prepared at the time the Company was not a publicly traded company and contained provisions more suitable for a private company than a public company, the Company agreed with an officer of the Company to modify the replacement options. The options were amended to delete “drag-along” provisions benefiting our institutional investors, requiring the officer to participate in and otherwise support change of control transactions favored by our institutional investors. The options were amended to vest pursuant to certain return multiples received in connection with a sale of substantially all of our assets or the sale by certain of our stockholders of at least 80% of their capital stock (or realize a return equal to five times their original investment, regardless of percentage of shares sold) in one transaction or a series of transactions, including our initial public offering. The remaining terms of those options are unchanged. The incremental compensation cost resulting from the modification of these awards will be amortized over the remaining expected term consistent with the initial valuation amount.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The modification analysis was performed using Monte Carlo simulations and resulted in the following amendments:

	Original Award	Modified Award

Options Outstanding	1,114,890	1,114,890
Intrinsic Value	$39.92	$39.92
Weighted-average expected options to vest	96.5%	98.4%
Weighted-average fair value of options	$27.65	$29.09
Weighted-average total value	$30,823,763	$32,305,411
Total fair value to the Company	$983,664	$1,883,664

The weighted-average valuation difference between the original award and the modified award is approximately $900,000. This incremental cost will be amortized over the remaining originally estimated service period. The weighted-average exercise price and term of the options did not change as a result of the modification and remain at $0.58 and 10 years, respectively.

12  EARNINGS PER SHARE

In conjunction with the IPO, the Company’s capital structure was reorganized such that LIPO became an indirect, wholly-owned subsidiary of the Company, and the holders of preferred shares of the Company acquired common shares of the Company in exchange for their preferred shares, while the holders of LIPO shares acquired either common shares of the Company or a combination of exchangeable shares of LCHI plus shares of special voting stock of the Company, in exchange for their LIPO shares. In connection with the reorganization, each outstanding share of the Company’s common stock was split into 2.38267841 shares of common stock, with a corresponding effect on outstanding options and exercise prices. The common stock and options outstanding as of the completion of the reorganization and stock split was 65,225,819 shares and 4,479,176 options, respectively. The potential exercise of options or vesting of forfeitable shares under the LIPO plans have been excluded as the exercise of such option will result in exchangeable shares currently outstanding and held by a principal stockholder being transferred to the option holder. Accordingly, these LIPO options and forfeitable shares are not dilutive to the Company.

Earnings per share have been computed based on the post reorganization and post share split capital structure as if the common shares had been outstanding for all periods presented or since the respective share transactions occurred. For diluted earnings per share, the equivalent potential common stock issued on a post reorganization and post split basis has been used. The details of the computation of basic and diluted earnings per share is as follows:

	Fiscal Year Ended
	January 31,	January 31,	February 3,
	2006	2007	2008

Net income	$1,394,104	$7,666,331	$30,842,439
Basic weighted-average number of shares outstanding	38,724,287	65,156,625	66,430,022
Basic earnings per share	$0.04	$0.12	$0.46
Basic weighted-average number of shares outstanding	38,724,287	65,156,625	66,430,022
Effect of stock options assumed exercised	—	147,214	2,867,856

Diluted weighted-average number of shares outstanding	38,724,287	65,303,839	69,297,878

Diluted earnings per share	$0.04	$0.12	$0.45

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13  COMMON CONTROL TRANSACTION

Prior to December 5, 2005, Lulu US and lululemon FC USA, Inc. (“Lulu FC”) were affiliates under common ownership and control. On December 5, 2005, all of the issued and outstanding shares of Lulu FC were transferred to Lulu US for cash consideration of $260,000. This transfer was accounted for in a manner similar to a pooling of interests whereby the assets, liabilities, results of operations and cash flows have been included as if Lulu FC had been consolidated by Lulu US for all periods presented prior to December 5, 2005. The net assets of Lulu FC of $99,450 as at December 5, 2005 consisted of cash of $105,300, other assets of $173,997 and liabilities of $179,847. The difference between the cash consideration paid to the principal stockholder and the net assets acquired in the amount of $138,294 has been reflected as a reduction of retained earnings in the combined consolidated statement of stockholders’ equity under the caption “Distribution to principal stockholder on December 5, 2005” and as a financing activity in the combined consolidated statement of cash flows for the year ended January 31, 2006.

14  COMMITMENTS AND CONTINGENCIES

The Company has obligations under operating leases for its office, warehouse and retail premises in Canada and the United States. As of February 3, 2008, the lease terms of various leases are from three to 10 years. A substantial number of the Company’s leases for retail premises include renewal options and certain of the Company’s leases include rent escalation clauses, rent holidays and leasehold rental incentives. Certain of the Company’s leases for retail premises also include contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitment in respect of administrative offices and for stores that have not yet opened but for which lease agreements have been executed.

Fiscal Year Ending
2009	$17,113,758
2010	20,539,171
2011	19,706,901
2012	18,037,184
2013	17,952,115
Thereafter	81,756,185

Rent expense for the years ended January 31, 2006, January 31, 2007, and February 3, 2008 was $3,415,045, $9,299,076, and $19,006,214, respectively, under operating lease agreements, consisting of minimum rental expense of $3,035,413, $8,144,993, and $10,495,369, respectively, and contingent rental amounts of $379,632, $1,154,083, and $8,510,845, respectively.

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the Company’s continued financial position, results of operations or cash flows except as follows:

On March 5, 2003, the Company was named in a lawsuit filed in the Supreme Court of British Columbia by a firm that had provided services to the Company alleging that the Company had breached the terms of its contract with the complainant. The Company negotiated a full settlement of the suit in January 2007 for $7.2 million. The total amount was paid in February 2007 and the amount is fully recognized in these consolidated financial statements.

On March 14, 2007, a former executive officer filed suit against the Company for breach of contract, wrongful dismissal and negligent misrepresentation seeking damages in an unspecified amount plus costs and intent. The Company believes the claim is without merit and is vigorously defending against it.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15  RELATED PARTY TRANSACTIONS AND BALANCES

Amounts outstanding with related parties at January 31, 2006, January 31, 2007 and February 3, 2008 are as follows:

	January 31,	January 31,	February 3,
	2006	2007	2008

Due from related parties
Controlling stockholder	$222,440	$—	$—
Franchises controlled by related parties	—	192,302
Franchises under common control	51,283	—

	$273,723	$192,302	$—

Due to related parties
Franchises controlled by related parties	$36,947	$—	$167,188
Other companies under common control	595,594	—

	$632,541	$—	$—

Amounts due from and to related parties are non-interest bearing and unsecured, with no specific terms of repayment, and accordingly, the fair value cannot be determined.

The Company entered into the following transactions with related parties:

a) Sold merchandise totaling $668,405 in fiscal 2005, $880,674 in fiscal 2006, and nil in fiscal 2007 to franchises under common control.

b) Sold merchandise and received royalties totaling $2,906,920 in fiscal 2005, $3,982,118 in fiscal 2006 and $4,891,590 in fiscal 2007 to franchises controlled by related parties.

c) Pursuant to a manufacturing agreement, acquired merchandise totaling $6,377,454 in fiscal 2005, $6,338,158 in fiscal 2006, and nil in fiscal 2007 from a company owned 50% by the Company’s principal stockholder.

d) Paid nil in fiscal 2005, $414,966 in fiscal 2006, and nil in fiscal 2007 to an executive search firm that is partly owned by the wife of a former executive officer.

e) Paid $18,000 in fiscal 2005, $131,562 in fiscal 2006, and $12,711 in fiscal 2007 to a director and former director of the Company for consulting services.

f) Received royalties of $1,027,982 in fiscal 2005, $1,416,628 in fiscal 2006, and $1,955,940 in fiscal 2007 from franchises controlled by related parties.

“Franchises controlled by related parties” referred to above relate to two franchise operations in which the principal stockholder of the Company previously owned a 50% interest. During the year ended January 31, 2007, the principal stockholder disposed of his interest in these franchises to a family member.

“Franchises under common control” referred to above relates to a franchise operation previously controlled by the principal stockholder of the Company. During the year ended January 31, 2007, the principal stockholder disposed of his interest in this franchise to unrelated parties.

“Other companies under common control” referred to above relate to a manufacturing company in which the principal stockholder of the Company previously held a 50% interest. The manufacturing company produced lululemon product under an exclusive agreement on a cost plus basis. During the year ended January 31, 2007, the Company’s principal stockholder disposed of his interest in the manufacturer.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended January 31, 2006, the principal stockholder advanced the Company $7,831,694.

On December 5, 2006, in conjunction with the capital transactions described in note 10, the Company repaid the principal stockholder $11,143,141. An amount due to the principal stockholder of $1,931,187 was converted into 187,357 participating preferred shares and 8,428 non-participating of lululemon USA inc. As a result, $999,105 was recorded as additional paid in capital in relation to 52% of the participating preferred shares while $5,200 was recorded as minority interest in relation to the non-participating preferred shares. As a result of these repayments and settlements, an amount due to the company of $222,440 arose, which was settled in the year ended January 31, 2007.

16  SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash working capital items:

	January 31,	January 31,	February 3,
	2006	2007	2008

Increase in accounts receivable	$(663,245)	$(1,153,663)	$121,603
Increase (decrease) in tenant inducements receivable	(74,860)	93,284	(2,262,494)
Increase (decrease) in tenant inducements received	—	420,147	2,696,950
Increase (decrease) in key money	(627,085)	(89,444)	71,117
Increase in prepaid expenses	(553,983)	(141,809)	(2,296,326)
Increase in inventories	(10,693,625)	(5,430,998)	(12,056,739)
Decrease (increase) in related parties	531,529	(765,980)	403,842
(Increase) decrease in other current assets	(681,480)	(194,362)	335,677
Increase (decrease) in trade accounts payable	4,571,376	(1,228,825)	(70,348)
Increase (decrease) in accrued liabilities	(11,062,197)	11,532,925	922,435
Increase in other current liabilities	1,823,963	1,571,086	7,088,050
Increase (decrease) in income taxes payable	50,176	8,680,829	(3,458,133)

	$(17,379,431)	$(13,293,190)	$(8,504,366)

Cash paid for income taxes	$2,466,900	$3,091,552	$21,740,486
Interest paid	$51,020	$47,348	$145,397

17  INCOME TAXES

We file income tax returns in the U.S., Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At February 3, 2008, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties.

Our intercompany transfer pricing policies will be subject to audits by the various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are fully supportable, the final determination of tax audits or potential tax disputes may be different from that which is reflected in our income tax provisions and accruals.

With regard to our U.S. operations, we had deferred tax assets of approximately $2.4 million as of February 3, 2008, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to generate lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future taxable income to realize these assets. The deferred tax assets are primarily composed of U.S. federal and state tax net operating loss (“NOL”) carryforwards.

The provision for income taxes consists of the following:

	January 31,	January 31,	February 3,
	2006	2007	2008

Income before income taxes	$3,730,250	$16,307,802	$50,978,893

Tax at statutory rate (34%, 34%, 35%)	1,268,285	5,544,652	17,842,613
Non-deductible compensation expense	897,352	912,465	2,199,196
Non-deductible expenses	47,123	9,601	76,273
Other — U.S. state taxes	21,908	11,240	12,000
Change in valuation allowance	28,359	1,808,368	334,153
Foreign tax rate differential	38,957	214,844	(518,303)
Other	34,162	252,166	524,742

Provision for income taxes	$2,336,146	$8,753,336	$20,470,674

The statutory income tax rate of 35% (34% in fiscal 2005 and 34% in fiscal 2006) represents the U.S. taxation rate attributable to lululemon’s domestic operations. The effective tax rate differs from this statutory rate as the majority of the Company’s income before taxes arises from its foreign operations in Canada where the tax rate has remained consistent at 35% in fiscal 2005, fiscal 2006 and fiscal 2007.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2007 and February 3, 2008 are presented below:

	January 31,	February 3,
	2007	2008

Deferred tax assets
Net operating losses	$1,866,777	$2,007,698
Inventories	50,362	51,843
Plant and equipment	395,233	1,223,055
Intangibles		67,614
Deferred lease liability	343,814	71,015
Stock-based compensation		105,313
Lawsuit	2,522,898	—

	$5,179,084	$3,526,539

Deferred tax liabilities
Plant and equipment	$—	$—
Intangible assets	384,354	196,538

	384,354	196,538

Gross deferred tax asset	4,794,730	3,526,539
Valuation allowance	(2,067,789)	(2,401,942)

Net deferred tax asset	$2,726,941	$928,059

The Company has operating loss carry-forwards and deductible temporary differences related to lululemon usa inc., which are available to reduce taxable income in future periods. Based on a review of all available positive and lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

negative evidence, including the cumulative losses in its U.S. operations, management has determined that it is more likely than not that the deferred tax assets of its U.S. operations are not realizable and has recorded a valuation allowance against the net deferred tax assets relating to lululemon usa inc. at January 31, 2006, January 31, 2007 and February 3, 2008. The Company has excluded from the table below approximately $1.7 million of operating losses in other foreign jurisdictions as management believes it is unlikely that these amounts will be used to offset taxable income in future periods. The amounts and expiry dates of the U.S. operating losses are as follows:

2023	$78,393
2024	359,032
2025	4,360
2026	163,488
2027	3,445,892

$4,051,165

The Company’s current and deferred taxes from federal, state and foreign sources were as follows:

	January 31,	January 31,	February 3,
	2006	2007	2008

Net income before taxes
Domestic	$(150,047)	$(2,229,966)	$(2,390,506)
Foreign	3,880,297	18,537,768	53,369,399

	$3,730,250	$16,307,802	$50,978,893

Current taxes
Federal	$—	$—	$—
State	21,908	11,240	12,000
Foreign	2,493,089	11,818,972	18,308,834

Total current	$2,514,997	$11,830,212	$18,320,834

Deferred taxes
Federal	$—	$—	$—
State	—	—	—
Foreign	(178,851)	(3,076,876)	2,149,840

Total deferred	(178,851)	(3,076,876)	2,149,840

Provision for income taxes	$2,336,146	$8,753,336	$20,470,674

18  SEGMENTED FINANCIAL INFORMATION

The Company applies FASB No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“FAS 131”), in determining reportable segments for financial statement disclosure. Based on financial information provided to the chief operating decision maker of the Company and the manner in which the Company operates its outlets and other operations, the Company determined that each store, showroom and warehouse sales outlet is an operating segment. The Company’s operating segments also include Canadian franchise activities, U.S. franchise activities, wholesale sales to the Company’s U.S. stores and to third parties and phone sales. The Company has aggregated all of its corporate-owned stores in Canada, the United States and Japan into a single reportable segment — Corporate-owned stores, and all franchise activities in both Canada, the United States, Japan and lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Australia (including sales of apparel to franchisees) into a single reportable segment — Franchises. Wholesale, phone sales, warehouse sales and showrooms have been combined into Other as none of these operations individually meets the quantitative thresholds for disclosure as a reportable segment. Segment results for corporate-owned stores include retail sales of apparel less costs of goods sold, employee costs, occupancy costs, depreciation and all other operating costs incurred in the operation of those stores. Franchise results include license fees and royalties from the franchisees as well as sales to franchisees less costs of goods sold. Segment results for operations combined in Other include sales of apparel and related costs of goods sold. General corporate expenses include expenses related to corporate activities and administration. Information for these segments is detailed in the table below:

	Fiscal Year Ended
	January 31,	January 31,	February 3,
	2006	2007	2008

Net revenue
Corporate-owned stores	$65,577,622	$120,732,774	$243,559,712
Franchises	14,554,606	21,360,005	18,140,746
Other	3,996,865	6,792,055	13,012,870

	$84,129,093	$148,884,834	$274,713,328

Income from operations before general corporate expense
Corporate-owned stores	$20,744,932	$37,789,660	$79,103,643
Franchises	7,297,532	10,655,095	8,760,752
Other	1,483,829	2,735,322	5,964,769

	$29,526,293	$51,180,077	$93,829,164
General corporate expense	25,799,585	34,966,663	43,704,359

Net operating income	3,726,708	16,213,414	50,124,805
Net interest income	(3,542)	(94,388)	(854,088)

Income before income taxes	$3,730,250	$16,307,802	$50,978,893

Capital expenditures
Corporate-owned stores	$6,096,870	$11,274,993	$20,725,055
Corporate	2,283,503	1,995,391	9,287,875

	$8,380,373	$13,270,384	$30,012,930

Depreciation
Corporate-owned stores	$1,520,878	$3,077,574	$6,233,710
Corporate	549,069	1,105,715	2,107,022

	$2,069,947	$4,183,289	$8,340,732

The Company sells apparel from its Canadian operations to its U.S. corporate-owned stores based on agreed upon transfer prices. The intercompany wholesale sales of $3,404,968, $10,397,560 and $26,658,583 for the years ended January 31, 2006, January 31, 2007 and February 3, 2008, respectively, have been excluded from the net revenue in the other reportable segment. In addition, the income from operations reported included in the segment results for other does not reflect the intercompany profit on these sales, which amounted to $153,473, $307,421, and $3,226,863 for the years ended January 31, 2006, January 31, and February 3, 2008, respectively. lululemon lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operates in four geographic areas — Canada, the United States, Asia and Australia. Revenues from these regions for the years ended January 31, 2006, January 31, 2007 and February 3, 2008 were as follows:

	January 31,	January 31,	February 3,
	2006	2007	2008

Canada	$76,983,758	$129,706,897	$218,358,197
United States	6,469,631	17,363,904	53,236,908
Asia and Australia	675,704	1,814,033	3,118,223

	$84,129,093	$148,884,834	$274,713,328

Long-lived assets by geographic area for the years ended January 31, 2007 and February 3, 2008 were as follows:

	January 31,	February 3,
	2007	2008

Canada	$13,013,326	$24,321,108
United States	4,890,173	19,277,223
Asia and Australia	272,445	440,233

	$18,175,944	$44,038,565

During the last three years, substantially all of the Company’s intangible assets and goodwill relate to the reporting segment consisting of corporate-owned stores.

For the years ended January 31, 2006, January 31, 2007, and February 3, 2008 the Company acquired approximately 25%, 17% and 25% of the product used in its apparel production from a single supplier. Although management believes that other suppliers could provide these raw materials, a change in suppliers could cause a delay in the production process and a possible loss of sales.

The Company has entered into franchise agreements under which franchisees are permitted to sell lululemon apparel and are required to purchase lululemon apparel from the Company and to pay the Company a royalty based on a percentage of the franchisee’s gross sales. The Company also received an initial license fee in some cases. Initial franchise fees and royalty fees recognized amounted to $35,000 and $4,846,892 for the year ended January 31, 2006, $50,000 and $7,271,981 for the year ended January 31, 2007, and nil and $5,487,845 for the year ended February 3, 2008, respectively. Sales and cost of sales of apparel sold to franchisees amounted to $9,672,714 and $7,192,998 for the year ended January 31, 2006, $14,038,025 and $10,681,111 for the year ended January 31, 2007, and $12,652,901 and $9,379,994 for the year ended February 3, 2008, respectively. The number of franchises repurchased during the years ended January 31, 2006, January 31, 2007 and February 3, 2008 was one, two and three, respectively. The number of franchises sold during the years ended January 31, 2006, January 31, 2007 and February 3, 2008 was five, two and nil, respectively.

19  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present our unaudited quarterly results of operations for each of the eight fiscal quarters in the period ended February 3, 2008. You should read the following tables in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. We have prepared the information below on a basis consistent with our audited consolidated financial statements and have included all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fairly present our operating results for the quarters presented. Our historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2006				Fiscal 2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands)
	(unaudited)

Consolidated statements of income:
Net revenue	$28,184	$32,517	$35,968	$52,216	$44,789	$58,681	$66,150	$105,093
Cost of goods sold	13,664	16,614	17,227	25,397	21,979	27,434	30,270	48,273

Gross profit	14,519	15,903	18,740	26,819	22,811	31,247	35,880	56,820

Operating expenses:
Selling, general and administrative expenses	8,406	12,667	14,046	17,421	15,963	21,477	24,051	35,143
Settlement of lawsuit	—	—	—	7,228	—	—	—	—

Income from operations	6,113	3,236	4,694	2,170	6,848	9,770	11,829	21,677

Interest expenses (income), net	(23)	(22)	(44)	(7)	(107)	(71)	(419)	(258)

Income before income tax	6,136	3,258	4,738	2,176	6,955	9,840	12,248	21,935

Provision for income tax	2,955	1,318	3,132	1,348	3,449	4,798	4,763	7,460
Non-controlling interest	—	—	(58)	(54)	(36)	(80)	(84)	(134)

Net income	$3,181	$1,940	$1,664	$882	$3,542	$5,122	$7,569	$14,609

Basic earnings per share	$0.05	$0.03	$0.03	$0.01	$0.05	$0.08	$0.11	$0.22
Diluted earnings per share	$0.05	$0.03	$0.03	$0.01	$0.05	$0.07	$0.11	$0.21

Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that comparisons of our quarterly results of operations should not be relied upon as an indication of our future performance.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance.”

We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on our internet website, www.lululemon.com and can be obtained by writing to Investor Relations, lululemon athletica inc., 2285 Clark Drive, Vancouver, British Columbia, Canada V5N 3G9 or by sending an email to investor@lululemon.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. Any amendments, other than technical, administrative or other non-substantive amendments, to our Code of Business Conduct and Ethics or waivers from the provisions of the Code of Business Conduct and Ethics for our principal executive officer and our principal financial and accounting officer will be disclosed on our internet website within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Executive Compensation” and “Other Forms of Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers.”

Equity Compensation Plan Information (as of February 3, 2008)

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans(1)

Equity compensation plans approved by stockholders	4,772,349	$2.74	8,129,529
Equity compensation plans not approved by stockholder	—	$—	—

Total	4,772,349	$2.74	8,129,529

(1)	This amount represents 5,135,096 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2007 Equity Incentive Plan and 2,994,433 shares of our common stock available for future issuance pursuant to our Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the caption “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

3. Exhibits

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1		Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007
3.2		Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007
4.1		Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007
10.1	*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007
10.2	*	Form of Non-Qualified Stock Option Award Agreement under 2007 Equity Incentive Plan		S-1/A	10.2	001-33608	7/9/2007
10.3	*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

10.4	*	Employment and Restrictive Covenant Agreement with Robert Meers dated as of December 5, 2005		S-1	10.4	333-142477	5/1/2007
10.5	*	Employment and Restrictive Covenant Agreement with Dennis Wilson dated as of December 5, 2005		S-1	10.5	333-142477	5/1/2007
10.6	*	Offer Letter with Mike Tattersfield dated as of October 4, 2006, as amended on April 25, 2007		S-1/A	10.6	333-142477	6/11/2007
10.7	*	Offer Letter with John Currie dated December 20, 2006		S-1	10.7	333-142477	5/1/2007
10.8		Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007
10.9		Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007
10.10		Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007
10.11		Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007
10.12		Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007
10.13		Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007
10.14		Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007
10.15		Lease for 2285 Clark Drive, Vancouver, British Columbia, Canada dated as of January 25, 2006		S-1	10.17	333-142477	5/1/2007
10.16		Lease for 507 West Broadway, Vancouver, British Columbia, Canada dated as of July 14, 2006		S-1	10.18	333-142477	5/1/2007
10.17		Lease for 5595 Trapp Avenue, Burnaby, British Columbia, Canada dated as of December 15, 2006		S-1	10.21	333-142477	5/1/2007
10.18	*	Outside Director Compensation Plan		10-Q	10.4	001-33608	11/29/2007
10.19		Subscription Agreement dated as of April 12, 2006 between Susanne Conrad and lululemon athletica inc.		S-1/A	10.24	333-142477	6/11/2007

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

10.20		Subscription Agreement dated as of April 12, 2006 between Rhoda Pitcher and lululemon athletica inc.		S-1/A	10.25	333-142477	6/11/2007
10.21		Agreement dated January 31, 2007 by and among David Andrew Lawn, lululemon canada inc. and Lululemon Athletica (Australia) Pty. Ltd. (including certain amendments to the franchise agreement)		S-1/A	10.31	333-142477	6/11/2007
10.22		Contribution Agreement dated July 26, 2007 by and among lululemon athletica inc., Slinky Financial ULC and each of the other parties named therein		10-Q	10.9	001-33608	9/10/2007
10.23	*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007
10.24	*	Non-Qualified Stock Option Award Agreement dated November 28, 2007 with Robert Meers to purchase 2,285,422 shares of common stock under the lululemon athletica inc. 2007 Equity Incentive Plan		10-Q	10.1	001-33608	11/29/2007
10.25	*	Non-Qualified Stock Option Award Agreement dated November 28, 2007 with Robert Meers to purchase 501,802 shares of common stock under the lululemon athletica inc. 2007 Equity Incentive Plan		10-Q	10.2	001-33608	11/29/2007
10.26	*	Offer Letter with Christine Day dated as of December 24, 2007, as amended January 3, 2008		8-K	10.1	001-33608	1/4/2008
21.1		Subsidiaries of lululemon athletica inc.	X
23.1		Consent of PricewaterhouseCoopers LLP	X
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Denotes a compensatory plan, contract or arrangement, in which the Registrant’s directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ Robert Meers
Robert Meers
Chief Executive Officer (Principal Executive
Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Meers and John E. Currie and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Meers Robert Meers	Director and Chief Executive Officer (Principal Executive Officer)	April 4, 2008

/s/ John E. Currie John E. Currie	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2008

/s/ Dennis J. Wilson Dennis J. Wilson	Chairman of the Board	April 4, 2008

/s/ Michael Casey Michael Casey	Director	April 4, 2008

/s/ Steven J. Collins Steven J. Collins	Director	April 4, 2008

/s/ RoAnn Costin RoAnn Costin	Director	April 4, 2008

/s/ R. Brad Martin R. Brad Martin	Director	April 4, 2008

/s/ David M. Mussafer David M. Mussafer	Director	April 4, 2008

/s/ Rhoda M. Pitcher Rhoda M. Pitcher	Director	April 4, 2008

/s/ Thomas G. Stemberg Thomas G. Stemberg	Director	April 4, 2008

Exhibit Index

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1		Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007
3.2		Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007
4.1		Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007
10.1	*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007
10.2	*	Form of Non-Qualified Stock Option Award Agreement under 2007 Equity Incentive Plan		S-1/A	10.2	001-33608	7/9/2007
10.3	*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007
10.4	*	Employment and Restrictive Covenant Agreement with Robert Meers dated as of December 5, 2005		S-1	10.4	333-142477	5/1/2007
10.5	*	Employment and Restrictive Covenant Agreement with Dennis Wilson dated as of December 5, 2005		S-1	10.5	333-142477	5/1/2007
10.6	*	Offer Letter with Mike Tattersfield dated as of October 4, 2006, as amended on April 25, 2007		S-1/A	10.6	333-142477	6/11/2007
10.7	*	Offer Letter with John Currie dated December 20, 2006		S-1	10.7	333-142477	5/1/2007
10.8		Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007
10.9		Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007
10.10		Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007
10.11		Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007
10.12		Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

10.13		Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007
10.14		Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007
10.15		Lease for 2285 Clark Drive, Vancouver, British Columbia, Canada dated as of January 25, 2006		S-1	10.17	333-142477	5/1/2007
10.16		Lease for 507 West Broadway, Vancouver, British Columbia, Canada dated as of July 14, 2006		S-1	10.18	333-142477	5/1/2007
10.17		Lease for 5595 Trapp Avenue, Burnaby, British Columbia, Canada dated as of December 15, 2006		S-1	10.21	333-142477	5/1/2007
10.18	*	Outside Director Compensation Plan		10-Q	10.4	001-33608	11/29/2007
10.19		Subscription Agreement dated as of April 12, 2006 between Susanne Conrad and lululemon athletica inc.		S-1/A	10.24	333-142477	6/11/2007
10.20		Subscription Agreement dated as of April 12, 2006 between Rhoda Pitcher and lululemon athletica inc.		S-1/A	10.25	333-142477	6/11/2007
10.21		Agreement dated January 31, 2007 by and among David Andrew Lawn, lululemon canada inc. and Lululemon Athletica (Australia) Pty. Ltd. (including certain amendments to the franchise agreement)		S-1/A	10.31	333-142477	6/11/2007
10.22		Contribution Agreement dated July 26, 2007 by and among lululemon athletica inc., Slinky Financial ULC and each of the other parties named therein		10-Q	10.9	001-33608	9/10/2007
10.23	*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007
10.24	*	Non-Qualified Stock Option Award Agreement dated November 28, 2007 with Robert Meers to purchase 2,285,422 shares of common stock under the lululemon athletica inc. 2007 Equity Incentive Plan		10-Q	10.1	001-33608	11/29/2007
10.25	*	Non-Qualified Stock Option Award Agreement dated November 28, 2007 with Robert Meers to purchase 501,802 shares of common stock under the lululemon athletica inc. 2007 Equity Incentive Plan		10-Q	10.2	001-33608	11/29/2007
10.26	*	Offer Letter with Christine Day dated as of December 24, 2007, as amended January 3, 2008		8-K	10.1	001-33608	1/4/2008
21.1		Subsidiaries of lululemon athletica inc.	X
23.1		Consent of PricewaterhouseCoopers LLP	X

Exhibit		Filed	Incorporated by Reference
No	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Denotes a compensatory plan, contract or arrangement, in which the Registrant’s directors or executive officers may participate.

Schedule II
Valuation and Qualifying Accounts

	Balance at	Charged to	Write-offs
	Beginning of	Costs and	Net of	Balance at
Description	Year	and Expenses	Recoveries	End of Year
Shrink Provision on Finished Goods
For the year ended January 31, 2006	—	(102,512)	102,512	—
For the year ended January 31, 2007	—	(523,480)	363,910	(159,570)
For the year ended February 3, 2008	(159,570)	(1,020,105)	984,780	(194,895)

Valuation Allowance on Raw Materials
For the year ended January 31, 2006	—	(244,628)	—	(244,628)
For the year ended January 31, 2007	(244,628)	(483,657)	—	(728,285)
For the year ended February 3, 2008	(728,285)	(456,170)	1,184,455	—

Valuation Allowance on Finished Goods
For the year ended January 31, 2006	—	—	—	—
For the year ended January 31, 2007	—	(520,866)	287,657	(233,209)
For the year ended February 3, 2008	(233,209)	(152,417)	85,141	(300,485)

Sales Allowances
For the year ended January 31, 2006	—	—	—	—
For the year ended January 31, 2007	—	(275,710)	—	(275,710)
For the year ended February 3, 2008	(275,710)	(252,180)	—	(527,890)

Valuation Allowance on Deferred Income Taxes
For the year ended January 31, 2006	231,062	28,359	—	259,421
For the year ended January 31, 2007	259,421	1,808,368	—	2,067,789
For the year ended February 3, 2008	2,067,789	334,153	—	2,401,942