Form 10-Q
period 2008-05-04
lululemon athletica inc.
filed 2008-06-02
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33608

lululemon athletica inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 2285 Clark Drive, Vancouver, British Columbia (Address of principal executive offices)	20-3842867 (I.R.S. Employer Identification No.) V5N 3G9 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

At May 29, 2008, there were 47,174,709 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At May 29, 2008, there were outstanding 20,935,041 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at May 29, 2008, the registrant had outstanding 20,935,041 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	May 4,	February 3,
	2008	2008
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$34,061,642	$53,339,326
Accounts receivable	4,338,299	4,431,556
Inventories	55,047,970	39,092,208
Prepaid expenses, current deferred taxes and other current assets	3,427,277	1,043,328

	96,875,188	97,906,418
Property and equipment, net	49,062,512	44,038,565
Goodwill and intangible assets, net	7,669,612	8,124,047
Deferred income taxes and other assets	5,716,876	5,023,112

	$159,324,188	$155,092,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,852,172	$5,199,604
Accrued liabilities	11,609,952	7,473,205
Accrued compensation and related expenses	5,670,753	7,969,862
Income taxes payable	—	5,719,820
Unredeemed gift card liability	6,653,259	8,113,972
Other current liabilities	1,415,130	1,345,088

	30,201,266	35,821,551
Other non-current liabilities	7,097,254	6,721,220
Deferred income taxes	191,906	196,538

	37,490,426	42,739,309

Non-controlling interest	256,564	318,824
Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000,000 shares authorized, issued and outstanding 20,935,041 and 20,935,041 shares	—	—
Special voting stock, $0.00001 par value, 30,000,000 shares authorized, issued and outstanding 20,935,041 and 20,935,041 shares	209	209
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 46,780,603 and 46,684,700 shares	467,806	466,847
Additional paid-in capital	138,230,688	136,004,955
Accumulated deficit	(21,358,566)	(29,834,956)
Accumulated other comprehensive income	4,237,061	5,396,954

	121,577,198	112,034,009

	$159,324,188	$155,092,142

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks	Three Months
	Ended May 4,	Ended April 30,
	2008	2007
	(Unaudited)

Net revenue	$78,167,494	$44,789,456
Cost of goods sold	36,645,025	22,178,568

Gross profit	41,522,469	22,610,888
Operating expenses:
Selling, general and administrative expenses	29,801,720	15,762,698

Income from operations	11,720,749	6,848,190
Other expense (income), net	(453,508)	(106,936)

Income before income taxes	12,174,257	6,955,126
Provision for income tax	3,753,231	3,448,653
Non-controlling interest	(55,364)	(35,589)

Net income	$8,476,390	$3,542,062

Basic earnings per share	$0.13	$0.05
Diluted earnings per share	$0.12	$0.05
Basic weighted-average number of shares outstanding	67,678,349	65,225,819

Diluted weighted-average number of shares outstanding	71,650,999	66,060,218

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Special Voting
	Exchangeable Stock		Stock		Common Stock		Additional		Other
		Par		Par		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Total
	(Unaudited)

Balance at February 3, 2008	20,935,041	$—	20,935,041	$209	46,684,700	$466,847	$136,004,955	$(29,834,956)	$5,396,954	$112,034,009
Comprehensive income:
Net income								8,476,390		8,476,390
Foreign currency translation adjustment									(1,159,893)	(1,159,893)

Comprehensive income										7,316,497
Stock-based compensation							2,172,382			2,172,382
Stock Options Exercised					95,903	959	53,351			54,310

Balance at May 4, 2008	20,935,041	$—	20,935,041	$209	46,780,603	$467,806	$138,230,688	$(21,358,566)	$4,237,061	$121,577,198

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks	Three Months
	Ended May 4,	Ended April 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities
Net income	$8,476,390	$3,542,062
Items not affecting cash
Depreciation and amortization	3,381,060	1,503,738
Stock-based compensation	2,172,382	1,407,533
Deferred income taxes	(143,785)	2,374,663
Non-controlling interest	(55,364)	(35,589)
Other, including net changes in other non-cash balances
Prepaid expenses	(2,415,864)	183,114
Inventory	(15,955,762)	1,629,892
Accounts payable	(347,432)	(1,571,379)
Accrued liabilities	1,837,638	(6,872,439)
Other non-cash balances	(7,213,417)	(7,480,946)

	(10,264,154)	(5,319,351)

Cash flows from investing activities
Purchase of property and equipment	(8,599,974)	(3,325,169)
Acquisition of franchises	—	(5,000,822)

	(8,599,974)	(8,325,991)

Cash flows from financing activities
Proceeds from credit facility	—	1,454,775
Proceeds from exercise of stock options	54,310	—
Payment of initial public offering costs	—	(452,937)

	54,310	1,001,838

Effect of exchange rate changes on cash	(467,866)	1,007,571

Decrease in cash and cash equivalents	(19,277,684)	(11,635,933)
Cash and cash equivalents, beginning of period	53,339,326	16,028,534

Cash and cash equivalents, end of period	$34,061,642	$4,392,601

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” or “LAI” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, independent franchises and a network of wholesale accounts. The Company’s primary markets are Canada, the United States, Japan and Australia, where 38, 32, 4 and nil corporate-owned stores were in operation as at May 4, 2008, respectively. There were 71 and 74 corporate-owned stores in operation as of February 3, 2008, and May 4, 2008 respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of May 4, 2008 and for the 13-week period ended May 4, 2008 and for the three months ended April 30, 2008 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on April 8, 2008.

The Company reorganized its corporate structure on July 26, 2007. This reorganization was accounted for as a transfer of entities under common control, and accordingly, the financial statements for periods prior to the reorganization have been restated on an “as if” pooling basis. Prior to the reorganization, the Company had prepared combined consolidated financial statements combining LAI and LIPO Investments (Canada) Inc., an entity owned by a principal stockholder of the Company.

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

NOTE 2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting FAS 161 on its consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (revised 2007) (“FAS 141R”). FAS 141R replaces FAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company is currently evaluating the impact that adopting FAS 160 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Statement permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted FAS 159 on February 4, 2008 and did not elect the fair value option for any of its eligible financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of FAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operations.

NOTE 3.	STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans which are either provided by a principal stockholder of the Company or by the Company directly.

Stock-based compensation expense charged to income for the plans was $2,172,382 and $1,407,533 for the thirteen weeks ended May 4, 2008 and the three months ended April 30, 2007 respectively. Total unrecognized compensation cost as at May 4, 2008 was $12,617,507 for all stock option plans, which is expected to be recognized over a weighted-average period of 3.0 years.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company stock options

A summary of the Company’s stock options and restricted shares activity as of May 4, 2008 and changes during the period then ended is presented below:

		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock	Exercise	Restricted	Grant
	Options	Price	Shares	Fair Value

Balance at February 3, 2008	4,772,349	$2.74	10,458	$19.43

Granted	80,000	$29.20	—	—
Exercised	95,903	$0.58	—	—
Forfeited	330,534	$0.58	—	—
Balance at May 4, 2008	4,425,912	$3.42	10,458	$19.43

Exercisable at May 4, 2008	1,764,972	$0.58	—	—

Stockholder- sponsored stock options

During the thirteen weeks ended May 4, 2008 there were no grants, exercises or forfeitures related to any of the stock options issued and outstanding under the stockholder-sponsored awards.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of our common stock under the ESPP. Additionally, we, or the subsidiary employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of our common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000,000 shares. During the quarter ended May 4, 2008, 9,201 shares were purchased under the ESPP, which were funded by the Company through open market purchases.

Options with performance and/or market conditions

The performance options issued to an officer of the Company became fully vested during the thirteen weeks ended May 4, 2008. The Company has recognized the remaining portion of the fair value of the performance awards during the thirteen week period ended May 4, 2008, and there is no further unrecognized compensation cost related to the performance options.

NOTE 4.	LEGAL PROCEEDINGS

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks	Three Months
	Ended May 4,	Ended April 30,
	2008	2007

Net income	$8,476,390	$3,542,062
Basic weighted-average number of shares outstanding	67,678,349	65,225,819
Basic earnings per share	$0.13	$0.05
Basic weighted-average number of shares outstanding	67,678,349	65,225,819
Effect of stock options assumed exercised	3,972,650	834,399

Diluted weighted-average number of shares outstanding	71,650,999	66,060,218
Diluted earnings per share	$0.12	$0.05

Our calculation of weighted-average shares include the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirteen weeks ended May 4, 2008, 249,393 stock options were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	May 4,	February 3,
	2008	2008

Accounts receivable:
Trade accounts receivable	$3,206,729	$2,623,185
Other accounts receivable	1,142,266	1,819,324
Allowance for doubtful accounts	(10,695)	(10,953)

	$4,338,299	$4,431,556

Inventories:
Finished goods	$55,308,981	$39,045,937
Raw materials	395,079	541,651
Provision to reduce inventory to market value	(656,090)	(495,380)

	$55,047,970	$39,092,208

Property and equipment:
Leasehold improvements	$37,455,553	$33,466,659
Furniture and fixtures	14,801,665	13,597,290
Computer hardware and software	15,261,150	12,648,156
Equipment and vehicles	259,289	243,407
Accumulated amortization and depreciation	(18,715,145)	(15,916,947)

	$49,062,512	$44,038,565

Goodwill and intangible assets:
Goodwill	$738,242	$738,242
Changes in foreign currency exchange rates	201,688	224,376

	939,930	962,618

Reacquired franchise rights	$7,566,037	$7,566,037
Non-competition agreements	694,177	694,177
Accumulated amortization	(2,995,291)	(2,793,406)
Changes in foreign currency exchange rates	1,464,760	1,694,621

	$6,729,682	$7,161,429

	$7,669,612	$8,124,047

Accrued liabilities:
Inventory purchases	$6,208,615	$3,304,997
Sales tax collected	1,867,587	2,157,800
Accrued rent	1,436,629	1,291,373
Other	2,097,121	719,035

	$11,609,952	$7,473,205

Other non-current liabilities:
Deferred lease liability	$3,872,618	$3,585,699
Tenant inducements	3,224,636	3,135,521

	$7,097,254	$6,721,220

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	SEGMENT REPORTING

The Company’s reportable segments are comprised of corporate-owned stores, franchises and other. Phone sales, warehouse sales and showrooms sales have been combined into Other. Information for these segments is detailed in the table below:

	Thirteen Weeks	Three Months
	Ended May 4,	Ended April 30,
	2008	2007

Net revenue:
Corporate-owned stores	$70,578,550	$38,007,778
Franchises	4,537,596	4,917,506
Other	3,051,348	1,864,172

	$78,167,494	$44,789,456

Income from operations before general corporate expense:
Corporate-owned stores	$23,216,774	$11,891,131
Franchises	2,078,608	2,339,280
Other	1,796,314	818,328

	27,091,696	15,048,739
General corporate expense	15,370,947	8,200,549

Net operating income	11,720,749	6,848,190
Other expense (income), net	(453,508)	(106,936)

Income before income taxes	$12,174,257	$6,955,126

Capital expenditures:
Corporate-owned stores	$5,051,753	$2,219,109
Corporate	3,548,221	1,106,060

	$8,599,974	$3,325,169

Depreciation:
Corporate-owned stores	$2,137,650	$1,221,510
Corporate	972,995	170,937

	$3,110,645	$1,392,447

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	our ability to manage operations at our current size or manage growth effectively;

•	our ability to locate suitable locations to open new stores and to attract customers to our stores;

•	our ability to successfully expand in the United States and other new markets;

•	our ability to find suitable joint venture partners and expand successfully outside of North America;

•	our ability to finance our growth and maintain sufficient levels of cash flow;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to maintain recent levels of comparable store sales or average sales per square foot;

•	our ability to continually innovate and provide our consumers with improved products;

•	the ability of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our lack of long-term supplier contracts;

•	our lack of patents or exclusive intellectual property rights in our fabrics and manufacturing technology;

•	our ability to attract and maintain the services of our senior management and key employees;

•	the availability and effective operation of management information systems and other technology;

•	changes in consumer preferences or changes in demand for technical athletic apparel and other products;

•	our ability to accurately forecast consumer demand for our products;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to maintain effective internal controls; and

•	changes in general economic or market conditions, including as a result of political or military unrest or terrorist attacks.

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

Overview

lululemon is a designer and retailer of technical athletic apparel. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of May 4, 2008, our branded apparel was principally sold through 85 corporate-owned and franchise stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the first quarter of fiscal 2008, 69.1% of our net revenue was derived from sales of our products in Canada, 29.3% of our net revenue was derived from the sales of our products in the United States and 1.6% of our net revenue was derived from sales of our products in Australia and Japan. After reevaluating our operating performance in Japan and our strategic priorities, we plan to discontinue our operations in Japan in the second quarter of fiscal 2008. We opened our first store in Japan in 2005 and have operated in Japan through a joint venture with Japanese apparel company, Descente, Ltd., since 2006. Japan represented less than 1.5% of our revenues in fiscal 2007 and required a disproportionate amount of management time and attention during fiscal 2007. We believe that our time, attention and capital resources are best spent focused on our top priorities, which are growth in the United States, where we plan to open 35 stores in fiscal 2008, and the development of an e-commerce business.

Our net revenue has grown from $40.7 million for fiscal 2004 to $274.7 million for fiscal 2007. This represents a compound annual growth rate of 88.9%. Our net revenue also increased from $44.8 million for the first quarter of fiscal 2007 to $78.2 million for the first quarter of fiscal 2008, representing a 74.5% increase. By the end of fiscal 2004, we operated 20 stores including 14 corporate-owned stores and six franchise stores in Canada, the United States and Australia. The majority of our stores were located in Canada, with only three corporate-owned stores in the United States and one franchise store in Australia. Our increase in net revenue from fiscal 2004 to fiscal 2007 resulted from the addition of 17 retail locations in fiscal 2005, 14 retail locations in fiscal 2006, 31 retail locations in fiscal 2007, and four retail locations in the first quarter of fiscal 2008 and strong comparable store sales growth of 19%, 25%, 34%, and 28% in fiscal 2005, fiscal 2006, fiscal 2007, and the first quarter of fiscal 2008, respectively. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, franchises and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our franchises segment accounted for 17.3% of our net revenues for fiscal 2005, 14.3% for fiscal 2006, 6.6% for fiscal 2007 and 5.8% for the first quarter of fiscal 2008. Opening new franchise stores is not a significant part of our near-term store growth strategy, and we therefore expect that the revenue derived from our franchise stores will continue to comprise less than 10% of the net revenue we report in future fiscal years. Our other operations accounted for less than 10% of our revenues in each of fiscal 2005 and fiscal 2006, fiscal 2007 and the first quarter of fiscal 2008.

For fiscal years through fiscal 2006, our fiscal year ended on January 31st in the year following the year mentioned. Commencing with fiscal 2007, our fiscal year ends on the first Sunday following January 30th in the year following the year mentioned.

Results of Operations

Thirteen weeks ended May 4, 2008 compared to three months ended April 30, 2007

The following table summarizes key components of our results of operations for the thirteen weeks ended May 4, 2008 and the three months ended April 30, 2007. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended May 4, 2008 and Three
	Months Ended April 30, 2007
	2008	2007	2008	2007
	(In thousands)		(Percentages)

Net revenue	$78,167	$44,789	100.0	100.0
Cost of goods sold	36,645	22,178	46.9	49.5

Gross profit	41,522	22,611	53.1	50.5
Selling, general and administrative expenses	29,802	15,763	38.1	35.2

Income from operations	11,720	6,848	15.0	15.3
Other expenses (income)	(454)	(107)	(0.6)	(0.2)

Income before income taxes	12,174	6,955	15.6	15.5

Provision for income tax	3,753	3,449	4.8	7.7
Non-controlling interest	(55)	(36)	(0.1)	(0.1)

Net income	$8,476	$3,542	10.8	7.9

Net Revenue

Net revenue increased $33.4 million, or 74.5%, to $78.2 million for the first quarter of fiscal 2008 from $44.8 million for the first quarter of fiscal 2007. This increase was the result of increased comparable store sales and sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the first quarter of fiscal 2007 remained constant, our net revenue would have increased $26.2 million or 58.4% for the first quarter of fiscal 2008.

	Thirteen	Three
	Weeks	Months
	Ended	Ended
	May 4,	April 30,
	2008	2007
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$70,578	$38,008
Franchises	4,538	4,918
Other	3,051	1,863

Net revenue	$78,167	$44,789

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $32.6 million, or 85.7%, to $70.6 million for the first quarter of fiscal 2008 from $38.0 million for the first quarter of fiscal 2007. The following contributed to the $32.6 million increase in net revenue from our corporate-owned stores segment:

•	Net revenue from corporate-owned stores we opened during the first quarter, and corporate-owed stores we opened subsequent to April 30, 2007 and therefore not included in the comparable store sales growth, contributed $21.8 million, or 66.9%, of the increase. Of the increase of $21.8 million, the acquisition of three Calgary franchise stores in April 2007 contributed $3.8 million of the total increase. New store openings from the first quarter of fiscal 2007 included two stores in Canada and five stores in the United States.

•	Comparable store sales growth of 28% in the first quarter of fiscal 2008 contributed $10.8 million, or 33.1%, of the increase. Assuming the average exchange rate between the Canadian and the United States dollars for the first quarter of fiscal 2007 remained constant our comparable store sales would have increased 15% for the first quarter of fiscal 2008 and contributed $5.7 million, or 17.5%, of the increase. The increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

Franchises.  Net revenue from our franchises segment decreased $0.4 million, or 7.7%, to $4.5 million for the first quarter of fiscal 2008 from $4.9 million for the first quarter of fiscal 2007. The decrease in net revenue from our franchises segment consisted primarily of franchises net revenue of $1.8 million that shifted to corporate-owned stores net revenue when we acquired three franchise stores in Calgary offset by increased franchise revenue of $1.4 million from our remaining franchise locations.

Other.  Net revenue from our other segment increased $1.2 million, or 63.7%, to $3.1 million for the first quarter of fiscal 2008 from $1.9 million for the first quarter of fiscal 2007. The $1.2 million increase was primarily the result of increased wholesale, phone sales and showroom sales.

Gross Profit

Gross profit increased $18.9 million, or 83.6%, to $41.5 million for the first quarter of fiscal 2008 from $22.6 million for the first quarter of fiscal 2007. The increase in gross profit was driven principally by:

•	an increase of $32.6 million in net revenue from our corporate-owned stores segment; and

•	an increase of $1.2 million in net revenue from our other segment.

This amount was partially offset by:

•	an increase in product costs of $8.9 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $2.7 million related to an increase in corporate-owned stores;

•	an increase in the cost of sales support departments of $1.9 million related to additional costs for distribution, design, and production; and

•	an increase in depreciation of $0.9 million primarily related to an increase in corporate-owned stores.

Gross profit as a percentage of net revenue, or gross margin, increased 2.6% in absolute terms, to 53.1% for the first quarter of fiscal 2008 from 50.5% for the first quarter of fiscal 2007. The increase in gross margin resulted from:

•	a reduction in product costs as a percentage of net revenue, including a write-down of raw materials in the first quarter of fiscal 2007, that contributed to an increase in gross margin of 3.4%.

This amount was partially offset by:

•	an increase in occupancy costs as a percentage of revenue contributed to a decrease in gross margin of 0.5%; and

•	an increase in expenses related to our production, design, merchandising and distribution departments (including stock-based compensation expense) as a percentage of net revenue from the first quarter of fiscal 2007 to the first quarter fiscal 2008 which contributed to an increase in gross margin of 0.3%.

Our costs of goods sold in the first quarter of fiscal 2008 and the first quarter of fiscal 2007 included $0.2 million and $0.2 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.0 million, or 89.1%, to $29.8 million for the first quarter of fiscal 2008 from $15.8 million for the first quarter of fiscal 2007. As a percentage of net revenue, selling, general and administrative expenses increased 2.9% in absolute terms, to 38.1% from 35.2%. The $14.0 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee compensation of $7.9 million related to opening additional corporate-owned stores as well as various severance payments of $0.6 million made during the quarter;

•	an increase in other store operating expenses of $1.8 million primarily related to packaging, distribution, marketing and supplies; and

•	an increase in other corporate expenses of $1.5 million for costs such as: professional fees, which includes costs for executive recruiting as well as other legal costs; stock based compensation, which includes the one-time charge for the accelerated vesting of performance options of $0.8 million; amortization and depreciation costs, including amortization of $0.4 million for capitalized inventory ERP software costs that became available for use in the first quarter of fiscal 2008; other corporate costs such as travel expenses and communication costs associated with corporate facilities.

Our selling, general and administrative expenses in the first quarter of fiscal 2008 and the first quarter of fiscal 2007 included $2.0 million and $1.2 million, respectively, of stock-based compensation expense.

Income from Operations

The increase of $4.9 million in income from operations for the first quarter of fiscal 2008 was primarily due to a $18.9 million increase in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened, partially offset by an increase of $14.0 million in selling, general and administrative expenses.

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

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $11.3 million, or 95.2%, to $23.2 million for the first quarter of fiscal 2008 from $11.9 million for the first quarter of fiscal 2007 primarily due to an increase in corporate-owned stores gross profit of $18.2 million, offset by an increase of $5.0 million in store employee expenses and an increase of $1.8 million in other store expenses;

•	our franchises segment decreased $0.3 million, or 11.1%, to $2.1 million for the first quarter of fiscal 2008 from $2.3 million for the first quarter of fiscal 2007 primarily from franchises income from operations of $1.0 million included in the comparative period that shifted to corporate-owned stores income from operations when we acquired three franchise stores in Calgary which was partially offset by an increase of $0.7 million in franchise income from operations from our remaining franchise locations and new locations; and

•	our other segment increased $1.0 million, or 119.5%, to $1.8 million for the first quarter of fiscal 2008 from $0.8 million for the first quarter of fiscal 2007 primarily due to an increase in revenue of $1.2 million and an increase of $0.2 million in product costs.

Other income, net increased $0.4 million to $0.5 million for the first quarter of fiscal 2008 from $0.1 million for the first quarter of fiscal 2007. The increase was primarily due to interest income earned on higher cash balances.

Provision for Income Taxes

Provision for income taxes increased $0.4 million, to $3.8 million, for the first quarter of fiscal 2008 from $3.4 million for the first quarter of fiscal 2007. Our effective tax rate was 30.8% for the first quarter of fiscal 2008 compared to 49.6% for the first quarter of fiscal 2007. In the first quarter of fiscal 2007 we generated losses in the United States for which we recorded no tax benefit, whereas our operations in the United States were profitable in the first quarter of fiscal 2008. The income generated in the first quarter of fiscal 2008 in the United States was fully offset by non-operating losses generated in prior periods.

Net Income

Net income increased $4.9 million to $8.5 million for the first quarter of fiscal 2008 from $3.5 million for the first quarter of fiscal 2007. The increase in net income of $4.9 million for the first quarter of fiscal 2008 was a result of an increase in gross profit of $18.9 million resulting from increased comparable store sales and additional sales from corporate-owned stores opened, offset by increases in selling, general and administrative expenses of $14.0 million.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the fourth fiscal quarter of each year as a result of increased sales during the holiday selling season. Despite the fact that we have experienced a significant amount of our net revenue and gross profit in the fourth quarter of each fiscal year, we believe that the true extent of the seasonality or cyclical nature of our business may have been overshadowed by our rapid growth to date.

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures, including the build out cost of new stores, renovations of existing stores, and improvements to our distribution facility and corporate infrastructure. Our need for working capital is seasonal, with the greatest requirements from August through the end of November each year as a result of our inventory build-up and concentration of new store openings during this period for our holiday selling season. Historically, our main sources of liquidity have been cash flow from operating activities and borrowings under our existing and previous revolving credit facilities, and our initial public offering that settled on August 2, 2007.

At May 4, 2008, our working capital (excluding cash and cash equivalents) was $32.6 million and our cash and cash equivalents were $34.1 million.

The following presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally prepaid expenses, inventories, accounts payable and accrued expenses.

For the thirteen weeks ended May 4, 2008, cash used in operating activities increased $5.0 million to $10.3 million compared to cash used in operating activities of $5.3 million in the three months ended April 30, 2007. The $5.0 million increase was due to a net increase in non-cash working capital items of $10.0 million, partially offset by an increase in net income of $4.9 million and a net increase in items not affecting cash of $0.1 million. The increase in non-cash working capital items was primarily driven by:

•	a net increase in inventory levels of $17.6 million as the Company continued to build up fresh inventory for the Spring selling season; and

•	a net increase in prepaid expenses of $2.6 million due to higher tax installments paid in the first quarter of fiscal 2008.

These amounts were partially offset by:

•	a net increase in accrued liabilities of $8.7 million due to the payout of a lawsuit in the first quarter of fiscal 2007 that was accrued at the end of fiscal 2006; and

•	a net increase in accounts payable of $1.2 million primarily due to the payment in the first quarter of fiscal 2007 of normal operating expenses that were in accounts payable at the end of fiscal 2006.

Items not affecting cash decreased in the thirteen months ended May 4, 2008 as compared to the three months ended April 30, 2007 as a result of higher depreciation and amortization expense related to a higher store count and the implementation of our inventory ERP system, and higher stock-based compensation expense due to the one-time acceleration of performance based options, partially offset by a decrease in deferred income taxes.

Investing Activities

Investing Activities relate entirely to capital expenditures and acquisitions of franchises. Cash used in investing activities increased $0.3 million to $8.6 million for the thirteen weeks ended May 4, 2008 from $8.3 million for the three months ended April 30, 2007. The $0.3 million increase was a result of additional purchases of property and equipment of $5.3 million resulting primarily from new store openings and IT capital expenditures including capitalized software costs, offset by a decrease in the acquisition of franchises of $5.0 million, as the three Calgary franchises were purchased in the first quarter of fiscal 2007 while there were no franchise acquisitions in the first quarter of fiscal 2008.

Financing Activities

Financing Activities consist primarily of proceeds and costs related to our initial public offering, proceeds and repayment of long-term debt, and cash received on the exercise of stock options. Cash used in financing activities decreased to $0.9 million for the thirteen weeks ended May 4, 2008 from $1.0 million of cash provided by financing activities for the three months ended April 30, 2007.

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

Revolving Credit Facility

In April 2007, we executed a new credit facility with the Royal Bank of Canada that provided for a CDN$20,000,000 uncommitted demand revolving credit facility to fund our working capital requirements. This agreement cancels our previous CDN$8,000,000 credit facility. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at our discretion.

Borrowings under the credit facility can be made either as i) Revolving Loans — Revolving loan borrowings will bear interest at a rate equal to the Bank’s CA$ or US$ annual base rate (defined as zero% plus the lender’s annual prime rate) per annum, ii) Offshore Loans — Offshore rate loan borrowings will bear interest at a rate equal to a base rate based upon LIBOR for the applicable interest period, plus 1.125 percent per annum, iii) Bankers Acceptances — Bankers acceptance borrowings will bear interest at the bankers acceptance rate plus 1.125 percent per annum, or iv) Letters of Credit and Letters of Guarantee — Borrowings drawn down under letters of credit or guarantee issued by the banks will bear a 1.125 percent per annum fee.

At May 4, 2008, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of May 4, 2008, letters of credit and letters of guarantee totaling $1.6 million have been issued.

Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for our 2007 fiscal year end and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q. We believe that there have been no other significant changes during the thirteen weeks ended May 4, 2008 to our critical accounting policies.

Operating Locations

Our operating locations by country, state and province as of May 4, 2008, and the overall totals as of May 4, 2008, are summarized in the table below.

	Number of Operating
	Locations
Country, Province/State	Corporate	Franchise	Total

Canada
Alberta	7	—	7
British Columbia	9	2	11
Manitoba	1	—	1
Ontario	16	—	16
Quebec	5	—	5
Saskatchewan	—	1	1

Total Canadian	38	3	41

United States
California	12	1	13
Colorado	—	2	2
Florida	2	—	2
Hawaii	1	—	1
Illinois	4	—	4
Massachusetts	2	—	2
Nevada	1	—	1
New York	1	—	1
Oregon	1	—	1
Texas	4	—	4
Virginia	3	—	3
Washington	1	1	2

Total United States	32	4	36

International
Australia	—	4	4
Japan	4	—	4

Total International	4	4	8

Overall total, as of May 4, 2008	74	11	85

Overall total, as of February 3, 2008	71	10	81

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of May 4, 2008, we operated 38 stores in Canada and four stores in Japan. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, because we recognize net revenue from sales in Canada in Canadian dollars, if the U.S. dollar strengthens it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. Any hypothetical loss in net revenue could be partially or completely offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% appreciation in the relative value of the U.S. dollar compared to the Canadian dollar would have resulted in lost income from operations of approximately $1.0 million for the first quarter of fiscal 2008. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaced our prior credit facility. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. At May 4, 2008, we had no outstanding borrowings on our revolving facility. We do not believe we currently are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

During the 13 weeks ended May 4, 2008, the Company implemented a new inventory subledger system. The implementation has involved changes to processes, and accordingly, has required changes to internal controls.

Other than the changes discussed above, there have not been any changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the

Company’s continued financial position, results of operations or cash flows. Refer to Note 4 included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for information regarding specific legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for our 2007 fiscal year. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-142477), which was declared effective by the Securities and Exchange Commission on July 26, 2007. We sold 2,290,909 shares of common stock in the offering and the selling stockholders sold 18,639,091 shares of common stock in the offering, including the over-allotment option. We did not receive any of the proceeds from sales by the selling stockholders. We received net proceeds of approximately $31.4 million from the offering, and since August 2, 2007, the settlement date of the offering, we have used all of the net proceeds for capital expenditures, including new store openings, and inventory purchases.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
No.	Exhibit Title	Herewith	Form	No.	No.	Date

3.1	Second Amended and Restated Bylaws		8-K	3.1	001-33608	4/2/2008
10.1	Letter Agreement with M. Tattersfield		8-K	10.1	001-33608	2/22/2008
31.1	Certification of Chief Executive
Officer Pursuant to Exchange Act
	Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

Dated: May 30, 2008	By: /s/ John E. Currie John E. Currie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Second Amended and Restated Bylaws		8-K	3.1	001-33608	4/2/2008
10.1	Letter Agreement with M. Tattersfield		8-K	10.1	001-33608	2/22/2008
31.1	Certification of Chief Executive
	Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X