Form 10-Q
period 2008-08-03
lululemon athletica inc.
filed 2008-09-11
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2008
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

At September 8, 2008, there were 47,892,534 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At September 8, 2008 there were outstanding 20,312,272 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at September 8, 2008, the registrant had outstanding 20,312,272 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 3,	February 3,
	2008	2008
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$43,735,233	$52,545,025
Accounts receivable	4,505,235	4,302,436
Inventories	43,433,339	37,932,073
Prepaid expenses and other current assets	3,776,355	1,043,149
Assets of discontinued operations	2,740,468	3,038,374

	98,190,630	98,861,057
Property and equipment, net	55,473,226	43,605,035
Goodwill and intangible assets, net	7,374,000	8,124,047
Deferred income taxes and other assets	13,431,078	4,502,003

	$174,468,934	$155,092,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,321,988	$5,159,024
Accrued liabilities	6,968,012	7,506,898
Accrued compensation and related expenses	10,954,435	7,964,745
Income taxes payable	—	5,719,820
Unredeemed gift card liability	6,547,739	8,113,972
Other current liabilities	684,964	780,688
Liabilities of discontinued operations	1,738,496	895,226

	28,215,634	36,140,373
Deferred income taxes and other non-current liabilities	9,745,396	6,917,760

	37,961,030	43,058,133

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000,000 shares authorized, issued and outstanding 20,935,041 and 20,935,041 shares	—	—
Special voting stock, $0.00001 par value, 30,000,000 shares authorized, issued and outstanding 20,935,041 and 20,935,041 shares	209	209
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 47,259,565 and 46,684,700 shares	472,596	466,847
Additional paid-in capital	142,733,505	136,004,955
Accumulated deficit	(10,211,029)	(29,834,956)
Accumulated other comprehensive income	3,512,623	5,396,954

	136,507,904	112,034,009

	$174,468,934	$155,092,142

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks	Three Months	Twenty Six Weeks	Six Months
	Ended August 3,	Ended July 31,	Ended August 3,	Ended July 31,
	2008	2007	2008	2007
	(Unaudited)

Net revenue	$85,484,223	$57,900,213	$162,424,449	$102,039,474
Cost of goods sold	41,107,858	27,166,744	76,947,579	48,900,532

Gross profit	44,376,365	30,733,469	85,476,870	53,138,942
Operating expenses:
Selling, general and administrative expenses	28,832,643	20,489,710	57,986,943	35,782,591

Income from operations	15,543,722	10,243,759	27,489,927	17,356,351
Other expense (income), net	(211,008)	(70,517)	(488,636)	(177,452)

Income before provision for income taxes	15,754,730	10,314,276	27,978,563	17,533,803
Provision for income taxes	3,415,346	4,798,355	7,168,577	8,247,008

Net income from continuing operations	12,339,384	5,515,921	20,809,986	9,286,795

Net loss from discontinued operations	(1,191,847)	(393,920)	(1,186,059)	(622,732)

Net income	$11,147,537	$5,122,001	$19,623,927	$8,664,063

Basic earnings/(loss) per share
Continuing operations	$0.18	$0.08	$0.31	$0.14
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Net basic earnings per share	$0.16	$0.07	$0.29	$0.13
Diluted earnings/(loss) per share
Continuing operations	$0.18	$0.08	$0.29	$0.13
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Net diluted earnings per share	$0.16	$0.07	$0.27	$0.12
Basic weighted-average number of shares outstanding	68,106,601	65,225,819	67,892,456	65,225,819

Diluted weighted-average number of shares outstanding	70,375,980	68,891,237	70,799,684	68,878,832

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Special Voting
	Exchangeable Stock		Stock		Common Stock		Additional		Other
		Par		Par		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Total
	(Unaudited)

Balance at February 3, 2008	20,935,041	$—	20,935,041	$209	46,684,700	$466,847	$136,004,955	$(29,834,956)	$5,396,954	$112,034,009
Comprehensive income:
Net income								19,623,927		19,623,927
Foreign currency translation adjustment									(1,884,331)	(1,884,331)

Comprehensive income										17,739,596
Stock-based compensation							3,740,890			3,740,890
Excess tax benefits from stock-based compensation							2,660,672			2,660,672
Stock options exercised					567,515	5,675	327,062			332,737
Restricted stock issuance					7,350	74	(74)

Balance at August 3, 2008	20,935,041	$—	20,935,041	$209	47,259,565	$472,596	$142,733,505	$(10,211,029)	$3,512,623	$136,507,904

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty Six Weeks	Six Months
	Ended August 3,	Ended July 31,
	2008	2007
	(Unaudited)

Cash flows from operating activities
Net income	$19,623,927	$8,664,063
Net loss from discontinued operations	(1,186,059)	(622,732)

Net income from continuing operations	20,809,986	9,286,795
Items not affecting cash
Depreciation and amortization	7,198,908	3,320,334
Stock-based compensation	3,740,890	2,968,524
Deferred income taxes	(2,402,908)	2,234,304
Excess tax benefits from stock-based compensation	(2,660,671)	—
Other, including net changes in other non-cash balances
Prepaid expenses	(899,007)	(364,963)
Inventory	(5,501,266)	3,607,168
Accounts payable	(3,837,035)	335,652
Accrued liabilities	2,450,805	(850,192)
Other non-cash balances	(7,712,348)	(6,267,116)

Net cash provided by operating activities — continuing operations	11,187,354	14,270,506
Net cash (used in) operating activities — discontinued operations	(44,884)	(1,581,441)

	11,142,470	12,689,065
Cash flows from investing activities
Purchase of property and equipment	(19,284,184)	(10,334,248)
Investment in and advances to franchises	(2,796,424)	—
Acquisition of franchises	—	(5,000,822)

Net cash (used in) operating activities — continuing operations	(22,080,608)	(15,335,070)
Net cash provided by / (used in) operating activities — discontinued operations	—	—

	(22,080,608)	(15,335,070)
Cash flows from financing activities
Proceeds from exercise of stock options	332,810	—
Restricted stock issuance	(74)	—
Excess tax benefits from stock-based compensation	2,660,671	—
Payment of initial public offering costs	—	(4,716,788)

Net cash provided by/(used in) operating activities — continuing operations	2,993,407	(4,716,788)
Net cash provided by/(used in) operating activities — discontinued operations	—	—

	2,993,407	(4,716,788)
Effect of exchange rate changes on cash	(865,061)	1,152,968

Decrease in cash and cash equivalents from continuing operations	(8,809,792)	(6,209,825)
Cash and cash equivalents from continuing operations, beginning of period	52,545,025	15,493,831

Cash and cash equivalents from continuing operations, end of period	$43,735,233	$9,284,006

Cash and cash equivalents from discontinued operations, end of period.	$1,720,486	$442,547

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” or “LAI” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, independent franchises and a network of wholesale accounts. The Company’s primary markets are Canada and the United States where 40 and 39 corporate-owned stores were in operation as at August 3, 2008, respectively. There were a total of 80 and 71 corporate-owned stores in operation as of August 3, 2008, and February 3, 2008 respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of August 3, 2008 and for the 26-week period ended August 3, 2008 and as of July 31, 2007 and for the six months ended July 31, 2007 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 3, 2008 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended February 3, 2008, included in Item 8 in the Fiscal 2007 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K filed with the SEC on April 8, 2008.

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

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 changes the classification of non-controlling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. Under the new standard, non-controlling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and non-controlling interests. Increases and decreases in the non-controlling ownership interest amount are to be accounted for as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the income statement will be recast retrospectively for the presentation of non-controlling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company is currently evaluating the impact that adopting FAS 160 will have on its financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of FAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FAS 157 for financial assets and liabilities in the first two quarters of fiscal 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operations.

NOTE 3.	ADVANCES TO FRANCHISES

During the thirteen weeks ended August 3, 2008 the Company entered into a Credit Agreement (the “Agreement”) with our Australian franchise partner, under which advances were provided by the Company to the franchisee. The Agreement provides for a secured non-revolving credit facility of up to AUD$3.9 million. As at August 3, 2008 a total of AUD$2.2 million has been drawn on the line of credit.

The loan is presented on the Company’s balance sheet as other non-current assets. The loan bears interest at 8% per annum which will accrue and capitalize to the loan principal.

The loan will be convertible into equity of the franchise three years after the effective date of the Agreement.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans which are either provided by a principal stockholder of the Company or by the Company directly.

Stock-based compensation expense charged to income for the plans was $3,740,890 and $2,968,524 for the twenty six weeks ended August 3, 2008 and the six months ended July 31, 2007 respectively. Total unrecognized compensation cost at August 3, 2008 was $13,054,308 for all stock option plans, which is expected to be recognized over a weighted-average period of 2.6 years.

Company stock options

A summary of the Company’s stock options and restricted share activity as of August 3, 2008 and changes during the period then ended is presented below:

		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock	Exercise	Restricted	Grant
	Options	Price	Shares	Fair Value

Balance at February 3, 2008	4,800,339	$2.74	10,458	$19.43

Granted	249,815	$26.57	7,350	$28.58
Exercised	567,515	$0.59	—	—
Forfeited	961,661	$0.65	—	—
Balance at August 3, 2008	3,520,978	$5.34	17,808	$23.21

Exercisable at August 3, 2008	2,037,818	$1.18	10,458	$19.43

Stockholder-sponsored stock options

During the twenty six weeks ended August 3, 2008 there were no grants or exercises related to the stock options issued and outstanding under the stockholder-sponsored awards.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary that equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of our common stock under the ESPP. Additionally, we, or the subsidiary employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of our common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000,000 shares. During the quarter ended August 3, 2008, 8,684 shares were purchased under the ESPP, through open market purchases.

Stock option modification

Stock options issued to a former officer of the Company were modified during the thirteen weeks ended August 3, 2008. The modification resulted in the cancellation of the last year and one half of the time vested option grant. The Company performed a stock option modification analysis and determined the impact of the modification to be immaterial.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The modification analysis was performed using the Black-Scholes option pricing model and resulted in the following values:

	Number of	Fair Value of	Fair Value of	Total Incremental
Strike Price	Options	Original Award	Modified Award	Value
$0.49	301,081	$32.62	$32.60	$(5,343)
$0.60	1,371,253	$32.52	$32.49	$(29,797)

NOTE 5.	LEGAL PROCEEDINGS

Brian Bacon, a former employee, filed suit against the Company in the Supreme Court of British Columbia, Canada on May 6, 2008. In the action, captioned Brian Bacon v. Lululemon Athletica Canada Inc., Case No. S083254, Mr. Bacon claims that we terminated his employment contract without cause and without reasonable notice resulting in breach of contract, losses and damages. Mr. Bacon seeks damages in an unspecified amount, plus costs and interest related primarily to loss from participation in the stockholder sponsored LIPO USA awards. We believe this claim is without merit and are vigorously defending against it.

We are a party to various other legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

NOTE 6.	INCOME TAXES

During the second quarter of fiscal 2008, following an IRC section 956 inclusion, the Company recapitalized its US subsidiary and received distributions from its Canadian subsidiary. This resulted in the utilization of all net operating loss carryforwards (“NOL’s”) generated in the United States prior to February 3, 2008.

As of February 3, 2008, we maintained a valuation allowance against substantially all of our net deferred income tax assets generated in the United States prior to February 3, 2008 since we had determined, based primarily on a history of cumulative losses in recent years and uncertainty regarding the timing and amounts of future taxable income together with the utilization of previous years NOL’s, that realization of our deferred income tax assets did not meet the more likely than not criteria. During the second quarter of fiscal 2008, after considering a number of factors, including a history of cumulative earnings, utilization of previously generated NOL’s and estimated taxable income in future years, we determined we would more likely than not realize substantial future tax benefits from our deferred income tax assets. As a result of this analysis the Company recorded deferred tax assets of (i) $1,388,549 related primarily to historical tax differences between financial and tax bases of assets and liabilities, (ii) $902,606 cumulative tax benefit recorded from stock-based compensation expense prior to the second quarter of fiscal 2008, and (iii) $2,660,671 excess tax benefit from the exercise of stock options during and prior to the second quarter of fiscal 2008.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks	Three Months	Twenty Six Weeks	Six Months
	Ended August 3,	Ended July 31,	Ended August 3,	Ended July 31,
	2008	2007	2008	2007

Net income from continuing operations	$12,339,384	$5,515,921	$20,809,986	$9,286,795
Net loss from discontinued operations	(1,191,847)	(393,920)	(1,186,059)	(622,732)
Net income	$11,147,537	$5,122,001	$19,623,927	$8,664,063
Basic weighted-average number of shares outstanding	68,106,601	65,225,819	67,892,456	65,225,819
Basic earnings per share
Net income from continuing operations	$0.18	$0.08	$0.31	$0.14
Net loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Net income	$0.16	$0.07	$0.29	$0.13
Basic weighted-average number of shares outstanding	68,106,601	65,225,819	67,892,456	65,225,819
Effect of stock options assumed exercised	2,269,379	3,665,418	2,907,228	3,653,013

Diluted weighted-average number of shares outstanding	70,375,980	68,891,237	70,799,684	68,878,832
Diluted earnings per share
Net income from continuing operations	$0.18	$0.08	$0.29	$0.13
Net loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Net income	$0.16	$0.07	$0.27	$0.12

Our calculation of weighted-average shares include the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirteen and twenty six weeks ended August 3, 2008, 419,208 stock options were anti-dilutive to earnings (July 27, 2007 — nil) and therefore have been excluded from the computation of diluted earnings per share.

NOTE 8.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	August 3,	February 3,
	2008	2008

Accounts receivable:
Trade accounts receivable	$2,363,896	$2,494,199
Other accounts receivable	2,146,946	1,819,190
Allowance for doubtful accounts	(5,607)	(10,953)

	$4,505,235	$4,302,436

Inventories:
Finished goods	$43,438,473	$37,971,425
Raw materials	453,597	541,651
Provision to reduce inventory to market value	(458,731)	(581,003)

	$43,433,339	$37,932,073

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 3,	February 3,
	2008	2008

Property and equipment:
Leasehold improvements	$41,803,996	$32,922,443
Furniture and fixtures	17,361,604	13,597,290
Computer hardware and software	18,078,058	12,648,156
Equipment and vehicles	274,644	243,407
Accumulated amortization and depreciation	(22,045,076)	(15,806,261)

	$55,473,226	$43,605,035

Goodwill and intangible assets:
Goodwill	$738,242	$738,242
Changes in foreign currency exchange rates	194,907	224,376

	933,149	962,618

Reacquired franchise rights	7,566,037	7,566,037
Non-competition agreements	694,177	694,177
Accumulated amortization	(3,239,164)	(2,793,406)
Changes in foreign currency exchange rates	1,419,801	1,694,621

	6,440,851	7,161,429

	$7,374,000	$8,124,047

Deferred income taxes and other assets:
Deferred tax asset	$6,182,160	$1,124,597
Prepaid rent and security deposits	2,801,968	2,369,098
Deferred lease costs	1,650,525	1,013,746
Investment in and advances to Australian franchise	2,796,425	—

	$13,431,078	$4,502,003

Accrued liabilities:
Inventory purchases	$1,887,325	$3,304,872
Sales tax collected	2,187,125	2,132,053
Accrued rent	1,078,193	1,388,295
Other	1,815,369	681,678

	$6,968,012	$7,506,898

Other non-current liabilities:
Deferred lease liability	$5,148,070	$3,585,699
Tenant inducements	4,406,804	3,135,523

	$9,554,874	$6,721,222

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	SEGMENT REPORTING

The Company’s reportable segments are comprised of corporate-owned stores, franchises and other. Phone sales, warehouse sales and showrooms sales have been combined into other. Information for these segments from continuing operations is detailed in the table below:

	Thirteen Weeks	Three Months	Twenty Six Weeks	Six Months
	Ended August 3,	Ended July 31,	Ended August 3,	Ended July 31,
	2008	2007	2008	2007

Net revenue:
Corporate-owned stores	$78,333,636	$52,310,913	$147,684,917	$89,668,497
Franchises	4,266,591	3,401,038	8,804,187	8,318,544
Other	2,883,996	2,188,262	5,935,345	4,052,433

	$85,484,223	$57,900,213	$162,424,449	$102,039,474

Income from operations before general corporate expense:
Corporate-owned stores	$23,758,033	$16,942,585	$46,823,853	$28,764,994
Franchises	2,289,962	1,685,989	4,368,570	4,025,269
Other	674,314	374,985	1,296,974	747,430

	26,722,309	19,003,559	52,489,397	33,537,693
General corporate expense	11,178,587	8,759,800	24,999,470	16,181,342

Net operating income	15,543,722	10,243,759	27,489,927	17,356,351
Other expense (income), net	(211,008)	(70,516)	(488,636)	(177,452)

Income before provision for income taxes	$15,754,730	$10,314,276	$27,978,563	$17,533,803

Capital expenditures:
Corporate-owned stores	$8,124,571	$4,870,385	$13,176,324	$7,531,762
Corporate	2,559,639	1,696,426	6,107,860	2,802,486

	$10,684,210	$6,566,811	$19,284,184	$10,334,248

Depreciation:
Corporate-owned stores	$2,520,321	$1,242,878	$4,620,661	$2,441,121
Corporate	1,094,733	231,113	2,067,728	400,971

	$3,615,054	$1,473,991	$6,688,389	$2,842,092

NOTE 10.	DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008 the Company committed to plans to wind-up operations in Japan and in the second quarter of fiscal 2008 the plans were finalized and disposition of the assets commenced with closure of three of the four corporate stores that the Company was operating as a joint venture with Descente Ltd. The fourth store was closed in August 2008. The shut down costs related to the closure of the stores in Japan have been fully accrued in the second quarter of fiscal 2008.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of discontinued operations are summarized as follows:

	Twenty Six Weeks	Six Months
	Ended	Ended
	August 3, 2008	July 31, 2008

Revenue	$2,541,359	$1,430,925
Expenses	(3,812,428)	(2,169,558)
Minority interest	85,010	115,901

Net loss on discontinued operations	$(1,186,059)	$(622,732)

Following is the summary of net assets held for discontinued operations as at August 3, 2008:

August 3, 2008

Cash	$1,720,446
Other current assets	337,848
Prepaid rent and deposits	506,732
Property and equipment	175,243

Assets of discontinued operations	2,740,268
Accounts payable	267,224
Accrual for shut-down costs	631,760
Other current liabilities	616,169

Liabilities	1,515,153
Minority interest	223,343

Liabilities of discontinued operations	(1,738,496)

Net assets of discontinued operations	$1,001,772

The net loss from discontinued operations represents all activity up to August 3, 2008 as well as an accrual for all shut-down costs expected to be incurred subsequent to the end of the second quarter of fiscal 2008.

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

The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	our ability to manage operations at our current size or manage growth effectively;

•	our ability to locate suitable locations to open new stores and to attract customers to our stores;

•	our ability to successfully expand in the United States and other new markets;

•	our ability to find suitable joint venture partners to facilitate our expansion outside of North America;

•	our ability to finance our growth and maintain sufficient levels of cash flow;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to maintain recent levels of comparable store sales or average sales per square foot;

•	our ability to continually innovate and provide our consumers with improved products;

•	the ability of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our lack of long-term supplier contracts;

•	our lack of patents or exclusive intellectual property rights in our fabrics and manufacturing technology;

•	our ability to attract and maintain the services of our senior management and key employees;

•	the availability and effective operation of management information systems and other technology;

•	changes in consumer preferences or changes in demand for technical athletic apparel and other products;

•	our ability to accurately forecast consumer demand for our products;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to maintain effective internal controls; and

•	changes in general economic or market conditions, including as a result of political or military unrest or terrorist attacks.

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

Overview

lululemon is a designer and retailer of technical athletic apparel. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of August 3, 2008, our branded apparel was principally sold through 92 corporate-owned and franchise stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the second quarter of fiscal 2008, 71.8% of our net revenue was derived from sales of our products in Canada and 28.2% of our net revenue was derived from the sales of our products in the United States. After reevaluating our operating performance in Japan and our strategic priorities, we decided to discontinue our operations in Japan in fiscal 2008. In the second quarter of fiscal 2008 we closed three of our stores in Japan and closed our fourth and final store in Japan during the third quarter of fiscal 2008 and classified as discontinued operations in the second quarter of fiscal 2008. We opened our first store in Japan in 2005 and have operated in Japan through a joint venture with Japanese apparel company, Descente, Ltd., since 2006. Japan represented less than 1.5% of our revenues in fiscal 2007 and required a disproportionate amount of management time and attention during fiscal 2007. We believe that our time, attention and capital resources are best spent focused on our top priorities, which are growth in the United States, where we plan to open 22 stores during the third and fourth fiscal quarters of 2008, and the development of an e-commerce business.

Our net revenue has grown from $40.7 million for fiscal 2004 to $274.7 million for fiscal 2007. This represents a compound annual growth rate of 88.9%. Our net revenue also increased from $57.9 million for the second quarter of fiscal 2007 to $85.5 million for the second quarter of fiscal 2008, representing a 47.6% increase. By the end of fiscal 2004, we operated 20 stores including 14 corporate-owned stores and six franchise stores in Canada, the United States and Australia. The majority of our stores were located in Canada, with only three corporate-owned stores in the United States and one franchise store in Australia. Our increase in net revenue from fiscal 2004 to fiscal 2007 resulted from the addition of 17 retail locations in fiscal 2005, 14 retail locations in fiscal 2006, 31 retail locations in fiscal 2007, and 14 retail locations in the first two quarters of fiscal 2008 and strong comparable store sales growth of 19%, 25%, 34%, and 22% in fiscal 2005, fiscal 2006, fiscal 2007, and the first two quarters of fiscal 2008, respectively. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, franchises and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our franchises segment accounted for 17.3% of our net revenues for fiscal 2005, 14.3% for fiscal 2006, 6.6% for fiscal 2007 and 5.4% for the first two quarters of fiscal 2008. Opening new franchise stores is not a significant part of our near-term store growth strategy, and we therefore expect that the revenue derived from our franchise stores will continue to comprise less than 10% of the net revenue we report in future fiscal years. Our other operations accounted for less than 10% of our revenues in each of fiscal 2005 and fiscal 2006, fiscal 2007 and the first two quarters of fiscal 2008.

For fiscal years through fiscal 2006, our fiscal year ended on January 31st in the year following the year mentioned. Commencing with fiscal 2007, our fiscal year ends on the first Sunday following January 30th in the year following the year mentioned.

Results of Continuing Operations

Thirteen weeks ended August 3, 2008 compared to three months ended July 31, 2007

The following table summarizes key components of our results of operations for the thirteen weeks ended August 3, 2008 and the three months ended July 31, 2007. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended August 3, 2008 and
	Three Months Ended July 31, 2007
	2008	2007	2008	2007
	(In thousands)		(Percentages)

Net revenue	$85,484	$57,900	100.0	100.0
Cost of goods sold	41,108	27,167	48.1	46.9

Gross profit	44,376	30,733	51.9	53.1
Selling, general and administrative expenses	28,833	20,490	33.7	35.4

Income from operations	15,543	10,243	18.2	17.7
Other expenses (income)	(211)	(71)	(0.2)	(0.1)

Income before provision for income taxes	15,754	10,314	18.4	17.8
Provision for income taxes	3,415	4,798	4.0	8.3

Net income from continuing operations	12,339	5,516	14.4	9.5
Net loss from discontinued operations	(1,192)	(394)	(1.4)	(0.7)

Net income	$11,147	$5,122	13.0	8.8

Net Revenue

Net revenue increased $27.6 million, or 47.6%, to $85.5 million for the second quarter of fiscal 2008 from $57.9 million for the second quarter of fiscal 2007. This increase was the result of increased comparable store sales and sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the second quarter of fiscal 2007 remained constant, our net revenue would have increased $24.2 million, or 41.7%, for the second quarter of fiscal 2008.

	Thirteen Weeks	Three Months
	Ended	Ended
	August 3, 2008	July 31, 2007
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$78,334	$52,311
Franchises	4,267	3,401
Other	2,883	2,188

Net revenue	$85,484	$57,900

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $26.0 million, or 49.7%, to $78.3 million for the second quarter of fiscal 2008 from $52.3 million for the second quarter of fiscal 2007. The following contributed to the $26.0 million increase in net revenue from our corporate-owned stores segment:

•	Net revenue from corporate-owned stores we opened during the first two quarters, and corporate-owed stores we opened subsequent to July 31, 2007 and therefore not included in the comparable store sales growth, contributed $16.7 million, or 64.2%, of the increase. New store openings since the second quarter of fiscal 2007 included five stores in Canada and 22 stores in the United States.

•	Comparable store sales growth of 18% in the second quarter of fiscal 2008 contributed $9.3 million, or 35.8%, of the increase. Assuming the average exchange rate between the Canadian and the United States dollars for the second quarter of fiscal 2007 remained constant our comparable store sales would have increased 13% for the second quarter of fiscal 2008 and contributed $6.6 million, or 25.4%, of the increase. The increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

Franchises.  Net revenue from our franchises segment increased $0.9 million, or 25.4%, to $4.3 million for the second quarter of fiscal 2008 from $3.4 million for the second quarter of fiscal 2007. The increase in net revenue from our franchises segment consisted primarily of increased franchise revenue from our remaining franchise locations.

Other.  Net revenue from our other segment increased $0.7 million, or 31.8%, to $2.9 million for the second quarter of fiscal 2008 from $2.2 million for the second quarter of fiscal 2007. The $0.7 million increase was primarily the result of increased wholesale, phone sales and showroom sales.

Gross Profit

Gross profit increased $13.6 million, or 44.4%, to $44.4 million for the second quarter of fiscal 2008 from $30.7 million for the second quarter of fiscal 2007. The increase in gross profit was driven principally by:

•	an increase of $26.0 million in net revenue from our corporate-owned stores segment;

•	an increase of $0.9 million in net revenue from our franchises segment; and

•	an increase of $0.7 million in net revenue from our other segment.

This amount was partially offset by:

•	an increase in product costs of $7.1 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $3.3 million related to an increase in corporate-owned stores;

•	an increase in expenses of $2.3 million related to our production, design, merchandising and distribution departments; and

•	an increase in depreciation of $1.3 million primarily related to an increase in corporate-owned stores.

Gross profit as a percentage of net revenue, or gross margin, decreased 1.2% percentage points, to 51.9% for the second quarter of fiscal 2008 from 53.1% for the second quarter of fiscal 2007. The decrease in gross margin resulted from:

•	an increase in occupancy costs as a percentage of revenue, as a result of increased costs related to new stores opened during the quarter and new stores that have not yet opened, which contributed to a decrease in gross margin of 1.8%;

•	an increase in expenses related to our production, design, merchandising and distribution departments (including stock-based compensation expense) as a percentage of net revenue from the second quarter of fiscal 2007 to the second quarter fiscal 2008 which contributed to a decrease in gross margin of 1.0%;

•	an increase in depreciation costs as a percentage of revenue, which contributed to a decrease in gross margin of 0.8%; and

•	increased mark-downs in our stores during the second quarter of fiscal 2008.

This amount was partially offset by:

•	a reduction in product costs as a percentage of net revenue that contributed to an increase in gross margin of 2.5% which included duty refunds of $0.7 million.

Our costs of goods sold in the second quarter of fiscal 2008 and the second quarter of fiscal 2007 included $0.4 million and $0.2 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.3 million, or 40.7%, to $28.8 million for the second quarter of fiscal 2008 from $20.5 million for the second quarter of fiscal 2007. As a percentage of net revenue, selling, general and administrative expenses decreased 1.7% percentage points, to 33.7% from 35.4%. The $8.3 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee compensation of $5.9 million related to opening additional corporate-owned stores;

•	an increase in other store operating expenses of $1.1 million primarily related to packaging, distribution, marketing and supplies; and

•	an increase in other corporate expenses of $1.4 million for costs such as: professional fees, which includes costs for executive recruiting as well as other legal costs; stock-based compensation; amortization and depreciation costs, including amortization for capitalized inventory ERP software costs that became available for use in the second quarter of fiscal 2008; and other corporate costs such as travel expenses and communication costs associated with corporate facilities.

Our selling, general and administrative expenses in the second quarter of fiscal 2008 and the second quarter of fiscal 2007 included $1.1 million and $1.4 million, respectively, of stock-based compensation expense.

Income from Operations

The increase of $5.3 million in income from operations for the second quarter of fiscal 2008 was primarily due to a $13.6 million increase in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened, partially offset by an increase of $8.3 million in selling, general and administrative expenses.

On a segment basis, we determine income from operations without taking into account our general corporate expenses such as corporate employee costs, travel expenses and corporate rent. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our production, design, merchandise, and distribution departments have been allocated to this segment.

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $6.8 million, or 40.2%, to $23.8 million for the second quarter of fiscal 2008 from $16.9 million for the second quarter of fiscal 2007 primarily due to an increase in corporate-owned stores gross profit of $12.3 million, offset by an increase of $5.5 million in store operating expenses;

•	our franchises segment increased $0.6 million, or 35.8%, to $2.3 million for the second quarter of fiscal 2008 from $1.7 million for the second quarter of fiscal 2007 primarily from increased franchise revenue from our remaining franchise locations; and

•	our other segment increased $0.3 million, or 79.8%, to $0.7 million for the second quarter of fiscal 2008 from $0.4 million for the second quarter of fiscal 2007 primarily due to an increase in revenue of $0.7 million.

Other income, net increased $0.1 million to $0.2 million for the second quarter of fiscal 2008 from $0.1 million for the second quarter of fiscal 2007. The increase was primarily due to interest income earned on higher cash balances.

Provision for Income Taxes

Income tax expense for the second quarter of fiscal 2008 was $3.4 million compared to $4.8 million for the corresponding period in fiscal 2007. The Company’s financial statement effective tax rate for the thirteen weeks ended August 3, 2008 was 21.7%. The effective tax rate will vary from the statutory rate because (i) stock option compensation expense recorded is a permanent difference in certain jurisdictions, (ii) the realization of the benefits of the tax assets from stock-based compensation recorded prior to the second quarter of fiscal 2008, and (iii) the realization of the benefits of the tax assets related primarily to historical tax differences between financial and tax bases of assets and liabilities prior to February 3, 2008.

During the second quarter of fiscal 2008, after considering a number of factors, including a history of cumulative earnings, utilization of previously generated NOL’s and estimated taxable income in future years, we determined we would more likely than not realize substantial future tax benefits from our deferred income tax assets generated in the United States prior to February 3, 2008. As a result of this analysis the Company recorded deferred tax assets of (i) $1,388,549 related primarily to historical tax differences between financial and tax bases of assets and liabilities, (ii) $902,606 cumulative tax benefit recorded from stock-based compensation expense prior to the second quarter of fiscal 2008, and (iii) $2,660,671 excess tax benefit from the exercise of stock options during and prior to the second quarter of fiscal 2008.

Net Income from Continuing Operations

Net income from continuing operations increased $6.8 million, to $12.3 million for the second quarter of fiscal 2008 from $5.5 million for the second quarter of fiscal 2007. The increase in net income of $6.8 million for the second quarter of fiscal 2008 was a result of an increase in gross profit of $13.6 million resulting from increased comparable store sales and additional sales from corporate-owned stores opened, a decrease in the provision for income tax of $1.4 million and offset by increases in selling, general and administrative expenses of $8.3 million.

Discontinued Operations

During the thirteen weeks ended August 3, 2008, revenues from discontinued operations were $1.3 million and costs and expenses were $1.6 million. The loss from discontinued operations was $1.2 million, resulting in a reduction of basic and diluted earnings per share of $0.02. The shut down costs related to the closure of the stores in Japan have been fully accrued in the second quarter of fiscal 2008.

Twenty six weeks ended August 3, 2008 compared to six months ended July 31, 2007

The following table summarizes key components of our results of operations for the twenty six weeks ended August 3, 2008 and the six months ended July 31, 2007. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Twenty Six Weeks Ended August 3, 2008 and
	Three Months Ended July 31, 2007
	2008	2007	2008	2007
	(In thousands)		(Percentages)

Net revenue	$162,424	$102,039	100.0	100.0
Cost of goods sold	76,948	48,901	47.4	47.9

Gross profit	85,476	53,138	52.6	52.1
Selling, general and administrative expenses	57,987	35,783	35.7	35.1

Income from operations	27,489	17,355	16.9	17.0
Other expenses (income)	(489)	(178)	(0.3)	(0.2)

Income before provision for income taxes	27,978	17,533	17.2	17.2

Provision for income taxes	7,169	8,247	4.4	8.1

Net income from continuing operations	20,810	9,286	12.8	9.1
Net loss from discontinued operations	(1,186)	(623)	(0.7)	(0.6)

Net income	$19,624	$8,663	12.1	8.5

Net Revenue

Net revenue increased $60.4 million, or 59.2%, to $162.4 million for the first twenty six weeks of fiscal 2008 from $102.0 million for the first six months of fiscal 2007. This increase was the result of increased comparable store sales and sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the first six months of fiscal 2007 remained constant, our net revenue would have increased $49.9 million, or 48.7%, for the first twenty six weeks of fiscal 2008.

	Twenty Six Weeks	Six Months
	Ended August 3,	Ended July 31,
	2008	2007
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$147,685	$89,669
Franchises	8,805	8,319
Other	5,935	4,052

Net revenue	$162,425	$102,040

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $58.0 million, or 64.7%, to $147.7 million for the first twenty six weeks of fiscal 2008 from $89.7 million for the first six months of fiscal 2007. The following contributed to the $58.0 million increase in net revenue from our corporate-owned stores segment:

•	Net revenue from corporate-owned stores we opened during the first twenty six weeks, and corporate-owed stores we opened subsequent to July 31, 2007 and therefore not included in the comparable store sales growth, contributed $37.9 million, or 66.7%, of the increase. New store openings from the second quarter of fiscal 2007 included five stores in Canada and 22 stores in the United States.

•	Comparable store sales growth of 22% in the first twenty six weeks of fiscal 2008 contributed $20.1 million, or 33.3%, of the increase. Assuming the average exchange rate between the Canadian and the United States dollars for the first six months of fiscal 2007 remained constant our comparable store sales would have increased 14% for the first twenty six weeks of fiscal 2008 and contributed $12.3 million, or 21.2%, of the increase. The increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

Franchises.  Net revenue from our franchises segment increased $0.5 million, or 5.8%, to $8.8 million for the first twenty six weeks of fiscal 2008 from $8.3 million for the first six months of fiscal 2007. The increase in net revenue from our franchises segment consisted primarily of increased franchise revenue from our remaining franchise locations.

Other.  Net revenue from our other segment increased $1.8 million, or 46.5%, to $5.9 million for the first twenty six weeks of fiscal 2008 from $4.1 million for the first six months of fiscal 2007. The $1.8 million increase was primarily the result of increased wholesale, phone sales and showroom sales.

Gross Profit

Gross profit increased $32.3 million, or 60.9%, to $85.5 million for the first twenty six weeks of fiscal 2008 from $53.1 million for the first six months of fiscal 2007. The increase in gross profit was driven principally by:

•	an increase of $58.0 million in net revenue from our corporate-owned stores segment;

•	an increase of $0.5 million in net revenue from our franchises segment; and

•	an increase of $1.9 million in net revenue from our other segment.

This amount was partially offset by:

•	an increase in product costs of $15.7 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $6.0 million related to an increase in corporate-owned stores;

•	an increase in the cost of sales support departments of $4.2 million related to additional costs for distribution, design, and production; and

•	an increase in depreciation of $2.2 million primarily related to an increase in corporate-owned stores.

Gross profit as a percentage of net revenue, or gross margin, increased 0.5% percentage points, to 52.6% for the first twenty six weeks of fiscal 2008 from 52.1% for the first six months of fiscal 2007. The increase in gross margin resulted from a reduction in product costs as a percentage of net revenue, which included a write-down of raw materials in the first six months of fiscal 2007 as well as duty refunds of $0.7 million received in the first twenty six weeks of fiscal 2008, that contributed to an increase in gross margin of 2.9%.

This amount was partially offset by:

•	an increase in occupancy costs as a percentage of revenue, as a result of increased cost related to new stores opened during the quarter and new stores that have not yet opened, contributed to a decrease in gross margin of 1.2%;

•	an increase in expenses related to our production, design, merchandising and distribution departments (including stock-based compensation expense) as a percentage of net revenue from the first six months of fiscal 2007 compared to the first twenty six weeks of fiscal 2008 which contributed to an decrease in gross margin of 0.7%;

•	an increase in depreciation costs as a percentage of revenue contributed to a decrease in gross margin of 0.5%; and

•	increased mark-downs in our stores during the first twenty six weeks of fiscal 2008.

Our costs of goods sold in the first twenty six weeks of fiscal 2008 and the first six months of fiscal 2007 included $0.6 million and $0.4 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $22.2 million, or 62.1%, to $58.0 million for the first twenty six weeks of fiscal 2008 from $35.8 million for the first six months of fiscal 2007. As a percentage of net revenue, selling, general and administrative expenses increased 0.6% percentage points, to 35.7% from 35.1%. The $22.2 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee compensation of $13.3 million related to opening additional corporate-owned stores;

•	an increase in other store operating expenses of $4.5 million primarily related to packaging, distribution, marketing and supplies; and

•	an increase in other corporate expenses of $4.4 million for costs such as: professional fees, which includes costs for executive recruiting as well as other legal costs; stock-based compensation; amortization and depreciation costs, including amortization for capitalized inventory ERP software costs that became available for use in the first twenty six weeks of fiscal 2008 and other corporate costs such as travel expenses and communication costs associated with corporate facilities.

Our selling, general and administrative expenses in the first twenty six weeks of fiscal 2008 and the first six months of fiscal 2007 included $3.0 million and $2.6 million, respectively, of stock-based compensation expense.

Income from Operations

The increase of $10.1 million in income from operations for the first twenty six weeks of fiscal 2008 was primarily due to a $32.3 million increase in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened, partially offset by an increase of $22.2 million in selling, general and administrative expenses.

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

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $18.1 million, or 62.8%, to $46.8 million for the first twenty six weeks of fiscal 2008 from $28.8 million for the first six months of fiscal 2007 primarily due to an increase in corporate-owned stores gross profit of $30.3 million, offset by an increase of $12.2 million in store operating expenses;

•	our franchises segment increased $0.3 million, or 8.5%, to $4.4 million for the first twenty six weeks of fiscal 2008 from $4.1 million for the first six months of fiscal 2007 primarily from increased franchise revenue from our remaining franchise locations; and

•	our other segment increased $0.5 million, or 73.5%, to $1.3 million for the first twenty six weeks of fiscal 2008 from $0.8 million for the first six months of fiscal 2007 primarily due to an increase in revenue of $1.9 million, offset by an increase in product costs of $0.2 million and an increase in operating costs of $1.2 million.

Other income, net increased $0.3 million to $0.5 million for the first twenty six weeks of fiscal 2008 from $0.2 million for the first six months of fiscal 2007. The increase was primarily due to interest income earned on higher cash balances.

Provision for Income Taxes

Income tax expense for the twenty six weeks ended August 3, 2008 was $7.2 million compared to $8.2 million for the corresponding period in fiscal 2007. The Company’s financial statement effective tax rate for the twenty six weeks ended August 3, 2008 was 25.7%. The effective tax rate will vary from the statutory rate because (i) stock option compensation expense recorded is a permanent difference in certain jurisdictions, (ii) the realization of the benefits of the tax assets from stock-based compensation recorded prior to the second quarter of fiscal 2008, and (iii) the realization of the benefits of the tax assets related primarily to historical tax differences between financial and tax bases of assets and liabilities prior to February 3, 2008.

During the second quarter of fiscal 2008, after considering a number of factors, including a history of cumulative earnings, utilization of previously generated NOL carryforwards and estimated taxable income in future years, we determined we would more likely than not realize substantial future tax benefits from our deferred income tax assets generated in the United States prior to February 3, 2008. As a result of this analysis the Company recorded deferred tax assets of (i) $1,388,549 related primarily to historical tax differences between financial and tax bases of assets and liabilities, (ii) $902,606 cumulative tax benefit recorded from stock-based compensation expense prior to the second quarter of fiscal 2008, and (iii) $2,660,671 excess tax benefit from the exercise of stock options during and prior to the second quarter of fiscal 2008.

Net Income from Continuing Operations

Net income from continuing operations increased $11.5 million to $20.8 million for the first twenty six weeks of fiscal 2008 from $9.3 million for the first six months of fiscal 2007. The increase in net income of $11.5 million for the first twenty six weeks of fiscal 2008 was a result of an increase in gross profit of $32.3 million resulting from increased comparable store sales and additional sales from corporate-owned stores opened, a decrease in provision for income taxes of $1.1 million, and an increase of $0.3 million in other income, which was offset by increases in selling, general and administrative expenses of $22.2 million.

Discontinued Operations

During the twenty six weeks ended August 3, 2008, revenues from discontinued operations were $2.5 million and costs and expenses were $2.6 million. The loss from discontinued operations was $1.2 million, resulting in a reduction of basic and diluted earnings per share of $0.02. The shut down costs related to the closure of the stores in Japan have been fully accrued in the second quarter of fiscal 2008.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures, including the build out cost of new stores, renovations of existing stores, and improvements to our distribution facility and corporate infrastructure. Our need for working capital is seasonal, with the greatest requirements from August through the end of November each year as a result of our inventory build-up and concentration of new store openings during this period for our holiday selling season. Historically, our main sources of liquidity have been cash flow from operating activities and borrowings under our existing and previous revolving credit facilities, and our initial public offering that closed on August 2, 2007.

At August 3, 2008, our working capital (excluding cash and cash equivalents) was $28.0 million and our cash and cash equivalents were $43.7 million.

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

For the twenty six weeks ended August 3, 2008, cash provided by operating activities decreased $1.5 million to $11.1 million compared to $12.7 million in the six months ended July 31, 2007. The $1.5 million decrease was due to a net decrease in non-cash working capital items of $12.0 million, a net decrease in items not affect cash of $2.6 million partially offset by an increase in net income of $11.5 million and a decrease in cash used by discontinued operations of $1.5 million. The increase in non-cash working capital items was primarily driven by:

•	a net increase in inventory levels of $9.1 million as the Company requires additional inventory to support new store openings;

•	a net decrease in accounts payable of $4.2 million primarily due to the payment in the first twenty six weeks of fiscal 2008 of normal operating expenses that were in accounts payable at the end of fiscal 2007;

•	a net decrease in income taxes payable of $3.7 million due to the payment of income tax installments in the first twenty six weeks of fiscal 2008; and

•	a net increase in key money of $0.7 million as the Company continued to acquire new leases for store openings.

These amounts were partially offset by:

•	a net increase in accrued liabilities of $3.3 million due to the payout of a lawsuit in the first quarter of fiscal 2007 that was accrued at the end of fiscal 2006;

•	a net increase in other non-current liabilities of $1.4 million primarily due to an increase in deferred lease costs related to new stores being opened; and

•	a net decrease in accounts receivable of $0.7 million due to activity related to our Japan and Australia joint ventures.

Items not affecting cash decreased in the twenty six weeks ended August 3, 2008 as compared to the six months ended July 31, 2007 as a result of an increase in deferred income taxes and the excess tax benefits from stock-based compensation which was partially offset by higher depreciation and amortization expense related to a higher store count and the implementation of our inventory ERP system and higher stock-based compensation expense due to the one-time acceleration of performance based options.

Investing Activities

Investing Activities relate entirely to capital expenditures, investments in and advances to affiliates, and acquisitions of franchises. Cash used in investing activities increased $6.7 million, to $22.1 million, for the twenty six weeks ended August 3, 2008 from $15.3 million for the six months ended July 31, 2007. The $6.7 million increase was a result of additional purchases of property and equipment of $8.9 million resulting primarily from new store openings and IT capital expenditures including capitalized software costs, an increase of $2.8 million in investment in and advances to our Australian franchise offset by a decrease in the acquisition of franchises of $5.0 million, as the three Calgary franchises were purchased in the first quarter of fiscal 2007.

Financing Activities

Financing Activities consist primarily of costs related to our initial public offering, cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities increased to $3.0 million for the twenty six weeks ended August 3, 2008 from $4.7 million of cash used by financing activities for the six months ended July 31, 2007.

We believe that our cash from operations and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 24 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in “Risk Factors.” In addition, we may make discretionary capital improvements with respect to our stores, distribution facility, headquarters, or other systems, which we would expect to fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.

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

Borrowings under the credit facility can be made either as i) Revolving Loans — Revolving loan borrowings will bear interest at a rate equal to the Bank’s CA$ or US$ annual base rate (defined as zero% plus the lender’s annual prime rate) per annum, ii) Offshore Loans — Offshore rate loan borrowings will bear interest at a rate equal to a base rate based upon LIBOR for the applicable interest period, plus 1.125% per annum, iii) Bankers Acceptances — Bankers acceptance borrowings will bear interest at the bankers acceptance rate plus 1.125% per annum, or iv) Letters of Credit and Letters of Guarantee — Borrowings drawn down under letters of credit or guarantee issued by the banks will bear a 1.125% per annum fee.

At August 3, 2008, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of August 3, 2008, letters of credit and letters of guarantee totaling $1.5 million have been issued.

Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for our 2007 fiscal year end. We believe that there have been no other significant changes during the twenty six weeks ended August 3, 2008 to our critical accounting policies.

Operating Locations

Our operating locations by country, state and province as of August 3, 2008, and the overall totals as of August 3, 2008, are summarized in the table below.

	Number of Operating
	Locations
Country, Province/State	Corporate	Franchise	Total

Canada
Alberta	8	—	8
British Columbia	9	2	11
Nova Scotia	1	—	1
Manitoba	1	—	1
Ontario	17	—	17
Quebec	4	—	4
Saskatchewan	—	1	1

Total Canadian	40	3	43

United States
California	15	1	16
Colorado	—	3	3
Florida	2	—	2
Hawaii	1	—	1
Illinois	5	—	5
Massachusetts	2	—	2
Maryland	1	—	1
Michigan	1	—	1
Nevada	1	—	1
New York	2	—	2
Oregon	1	—	1
Texas	4	—	4

	Number of Operating
	Locations
Country, Province/State	Corporate	Franchise	Total

Virginia	3	—	3
Washington	1	1	2

Total United States	39	5	44

International
Australia	—	4	4
Japan	1	—	1

Total International	1	4	5

Overall total, as of August 3, 2008	80	12	92

Overall total, as of February 3, 2008	71	10	81

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of August 3, 2008, we operated 40 stores in Canada and one store in Japan. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, because we recognize net revenue from sales in Canada in Canadian dollars, if the U.S. dollar strengthens it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. Any hypothetical loss in net revenue could be partially or completely offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% appreciation in the relative value of the U.S. dollar compared to the Canadian dollar would have resulted in lost income from operations of approximately $1.0 million for the second quarter of fiscal 2008. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaced our prior credit facility. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. At August 3, 2008, we had no outstanding borrowings under our revolving facility. We do not believe we currently are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

During the twenty six weeks ended August 3, 2008, the Company implemented a new inventory subledger system. The implementation has involved changes to processes, and, accordingly, has required changes to internal controls.

Other than the changes discussed above, there have not been any changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the Company’s continued financial position, results of operations or cash flows. Refer to Note 5 included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for information regarding specific legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for our 2007 fiscal year filed on April 8, 2008. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-142477), which was declared effective by the SEC on July 26, 2007. We sold 2,290,909 shares of common stock in the offering and the selling stockholders sold 18,639,091 shares of common stock in the offering, including the over-allotment option. We did not receive any of the proceeds from sales by the selling stockholders. We received net proceeds of approximately $31.4 million from the offering, and since August 2, 2007, the closing date of the offering, we have used all of the net proceeds for capital expenditures, including new store openings, and inventory purchases.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on June 4, 2008, the stockholders of the Company elected Michael Casey, RoAnn Costin and R. Brad Martin to our Board of Directors as Class I Directors, and elected Christine M. Day to our Board of Directors as a Class II Director. The following table sets forth the voting results for each Director:

		Votes	Votes	Broker
Directors	Votes For	Against	Withheld/Abstained	Non-votes

Michael Casey	62,707,701	nil	9,065	nil
RoAnn Costin	62,701,898	nil	8,868	nil
R. Brad Martin	62,701,098	nil	9,668	nil
Christine M. Day	62,616,121	nil	94,645	nil

After the meeting, our Board of Directors consisted of Michael Casey, RoAnn Costin, R. Brad Martin, Christine M. Day, Steven J. Collins, Rhoda M. Pitcher, David M. Mussafer, Thomas G. Stemberg and Dennis J. Wilson. Robert Meers resigned from the Board of Directors immediately prior to the Annual Meeting of Stockholders on June 4, 2008.

The stockholders of the Company also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending February 1, 2009 at the Annual Meeting of Stockholders held on June 4, 2008. The following table sets forth the voting results for the ratification:

	Votes	Votes	Broker
Votes For	Against	Withheld/Abstained	Non-votes

62,689,083	10,977	10,706	nil

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit		Filed		Exhibit
No.	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.1	2008 Executive Bonus Plan		8-K	10.1	001-33608	5/6/2008
10.2	Retirement, Transition and Release Agreement between lululemon athletica inc. and Robert Meers, dated May 6, 2008		8-K	10.2	001-33608	5/6/2008
10.3	Executive Employment Agreement between lululemon athletica inc. and Christine Day, effective August 1, 2008		8-K	10.1	001-33608	7/30/2008
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By: /s/ John E. Currie
John E. Currie
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: September 10, 2008

Exhibit Index

			Incorporated by Reference
Exhibit		Filed		Exhibit
No.	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.1	2008 Executive Bonus Plan		8-K	10.1	001-33608	5/6/2008
10.2	Retirement, Transition and Release Agreement between lululemon athletica inc. and Robert Meers, dated May 6, 2008		8-K	10.2	001-33608	5/6/2008
10.3	Executive Employment Agreement between lululemon athletica inc. and Christine Day, effective August 1, 2008		8-K	10.1	001-33608	7/30/2008
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X