Form 10-Q
period 2008-11-02
lululemon athletica inc.
filed 2008-12-11
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2008
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

At December 8, 2008, there were 50,298,073 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At December 8, 2008 there were outstanding 19,577,502 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at December 8, 2008, the registrant had outstanding 19,577,502 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS:
	CONSOLIDATED BALANCE SHEETS as of November 2, 2008 and February 3, 2008	3
	CONSOLIDATED STATEMENTS OF OPERATIONS for the thirteen and thirty-nine weeks ended November 2, 2008 and the three and nine months ended October 31, 2007	4
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY for the thirty-nine weeks ended November 2, 2008	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS for the thirty-nine weeks ended November 2, 2008 and the nine months ended October 31, 2007	6
	NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS	7
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
Item 4.	CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	30
Item 1A.	RISK FACTORS	30
Item 6.	EXHIBITS	31
	SIGNATURES
Certification of CEO
Certification of CFO
CEO & CFO Certification Pursuant to Section 906

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	November 2,	February 3,
	2008	2008
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$52,039,394	$52,544,971
Accounts receivable	4,006,535	4,302,430
Inventories	49,062,264	37,931,990
Prepaid expenses and other current assets	2,378,498	1,043,147
Assets of discontinued operations	—	3,038,498

	107,486,691	98,861,036
Property and equipment, net	59,893,300	43,604,970
Goodwill and intangible assets, net	8,639,314	8,118,588
Deferred income taxes and other assets	21,999,346	4,507,643

	$198,018,651	$155,092,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,448,240	$5,397,102
Accrued liabilities	12,362,495	7,247,055
Accrued compensation and related expenses	19,596,758	7,986,463
Income taxes payable	—	5,719,804
Unredeemed gift card liability	5,537,116	8,113,953
Other current liabilities	825,764	780,851
Liabilities of discontinued operations	—	895,249

	46,770,373	36,140,477
Deferred income taxes and other non-current liabilities	10,988,598	6,917,751

	57,758,971	43,058,228

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000,000 shares authorized, issued and outstanding 19,589,828 and 20,935,041 shares	—	—
Special voting stock, $0.00001 par value, 30,000,000 shares authorized, issued and outstanding 19,589,828 and 20,935,041 shares	196	209
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 50,293,097 and 46,684,700 shares	502,931	466,847
Additional paid-in capital	152,327,111	136,004,955
Accumulated deficit	(1,410,346)	(29,834,956)
Accumulated other comprehensive income	(11,160,212)	5,396,954

	140,259,680	112,034,009

	$198,018,651	$155,092,237

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks	Three Months	Thirty-Nine Weeks	Nine Months
	Ended November 2,	Ended October 31,	Ended November 2,	Ended October 31,
	2008	2007	2008	2007
		(Unaudited)

Net revenue	$87,047,135	$64,925,128	$249,565,265	$165,949,439
Cost of goods sold	45,153,576	29,409,197	122,159,454	77,601,938

Gross profit	41,893,559	35,515,931	127,405,811	88,347,501
Operating expenses:
Selling, general and administrative expenses	28,838,165	23,268,527	86,885,344	59,141,277

Income from operations	13,055,394	12,247,404	40,520,467	29,206,224
Other expense (income), net	(144,806)	(418,938)	(611,883)	(596,390)

Income before provision for income taxes	13,200,200	12,666,342	41,132,350	29,802,614
Provision for income taxes	4,369,651	4,763,446	11,571,822	13,010,454

Net income from continuing operations	8,830,549	7,902,896	29,560,528	16,792,160

Net income (loss) from discontinued operations	3,733	(333,518)	(1,135,918)	(648,884)

Net income	$8,834,282	$7,569,378	$28,424,610	$16,143,276

Basic earnings (loss) per share Continuing operations	$0.13	$0.12	$0.44	$0.26
Discontinued operations	—	(0.01)	(0.02)	(0.01)

Net basic earnings per share	$0.13	$0.11	$0.42	$0.25
Diluted earnings (loss) per share
Continuing operations	$0.13	$0.12	$0.42	$0.24
Discontinued operations	—	(0.01)	(0.02)	(0.01)

Net diluted earnings per share	$0.13	$0.11	$0.40	$0.23
Basic weighted-average number of shares outstanding	69,162,312	67,476,972	68,315,742	65,981,081

Diluted weighted-average number of shares outstanding	70,609,486	71,683,523	71,008,015	69,896,384

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exchangeable		Special Voting
	Stock		Stock		Common Stock		Additional		Other
		Par		Par		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Total
					(Unaudited)

Balance at February 3, 2008	20,935,041	$—	20,935,041	$209	46,684,700	$466,847	$136,004,955	$(29,834,956)	$5,396,954	$112,034,009
Comprehensive income:
Net income								28,424,610		28,424,610
Foreign currency translation adjustment									(16,557,166)	(16,557,166)

Comprehensive income										11,867,444
Stock-based compensation							5,233,631			5,233,631
Excess tax benefits from stock-based compensation							9,719,914			9,719,914
Stock options exercised					2,255,834	22,558	1,382,124			1,404,682
Common stock issued upon exchange of exchangeable shares	(1,345,213)		(1,345,213)	(13)	1,345,213	13,452	(13,439)			—
Restricted stock issuance					7,350	74	(74)			—

Balance at November 2, 2008	19,589,828	$—	19,589,828	$196	50,293,097	$502,931	$152,327,111	$(1,410,346)	$(11,160,212)	$140,259,680

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks	Nine Months
	Ended November 2,	Ended October 31,
	2008	2007
	(Unaudited)

Cash flows from operating activities
Net income	$28,424,610	$16,143,276
Net loss from discontinued operations	(1,135,918)	(648,884)

Net income from continuing operations	29,560,528	16,792,160
Items not affecting cash
Depreciation and amortization	11,102,424	5,417,724
Stock-based compensation	5,233,631	4,814,622
Deferred income taxes	(3,470,070)	1,993,429
Excess tax benefits from stock-based compensation	(9,719,913)	—
Other, including net changes in other non-cash balances
Prepaid expenses	(220,989)	(940,691)
Inventory	(16,310,904)	(21,031,058)
Accounts payable	3,051,138	5,852,144
Accrued liabilities	16,510,260	2,546,975
Other non-cash balances	(7,539,146)	(2,587,470)

Net cash provided by operating activities — continuing operations	28,196,959	12,857,835
Net cash provided by (used in) operating activities — discontinued operations	1,007,331	(1,796,750)

	29,204,290	11,061,085
Cash flows from investing activities
Purchase of property and equipment	(30,043,297)	(18,966,616)
Investment in and advances to franchises	(2,565,605)	—
Acquisition of franchises	(3,030,245)	(5,559,179)

Net cash used in investing activities — continuing operations	(35,639,147)	(24,525,795)
Net cash used in investing activities — discontinued operations	—	(214,377)

	(35,639,147)	(24,740,172)
Cash flows from financing activities
Proceeds from exercise of stock options	1,404,683	—
Excess tax benefits from stock-based compensation	9,719,913	—
Capital stock issued for cash, net of issuance costs	—	38,349,817
Payment of initial public offering costs	—	(6,863,878)
Amounts received from related party	—	520,476

Net cash provided by financing activities — continuing operations	11,124,596	32,006,415
Net cash provided by financing activities — discontinued operations	—	—

Effect of exchange rate changes on cash	(5,195,316)	1,262,690

Increase (decrease) in cash and cash equivalents from continuing operations	(505,577)	19,590,018
Cash and cash equivalents from continuing operations, beginning of period	$52,544,971	$15,968,609

Cash and cash equivalents from continuing operations, end of period	$52,039,394	$35,558,627

Cash and cash equivalents from discontinued operations, end of period	$—	$766,035

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” or “LAI” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, independent franchised stores and a network of wholesale accounts. The Company’s primary markets are Canada and the United States where 42 and 56 corporate-owned stores were in operation as of November 2, 2008, respectively. There were a total of 98 and 71 corporate-owned stores in operation as of November 2, 2008, and February 3, 2008, respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of November 2, 2008, for the thirty-nine week period ended November 2, 2008, and for the nine months ended October 31, 2007, are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 3, 2008 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended February 3, 2008, included in Item 8 in the Fiscal 2007 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K filed with the SEC on April 8, 2008.

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

During the thirty-nine weeks ended November 2, 2008 the Company entered into a Credit Agreement (the “Agreement”) with its Australian franchise partner, under which advances were provided by the Company to the franchisee. The Agreement provides for a secured non-revolving credit facility of up to AUD$3.9 million and funds are only advanced upon approval by the Company. As of November 2, 2008 a total of AUD$2.9 million has been drawn on the line of credit.

The loan is presented on the Company’s balance sheet as other non-current assets. The loan bears interest at 8% per annum which will accrue and capitalize to the loan principal.

At the Company’s option, the loan will be convertible into equity of the franchise three years after the effective date of the Agreement. If the Company does not elect to convert the loan at that time, the outstanding balance and interest is due and payable within six months.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans which are either provided by a principal stockholder of the Company or by the Company directly.

Stock-based compensation expense charged to income for the plans was $5.2 million and $4.8 million for the thirty-nine weeks ended November 2, 2008 and the nine months ended October 31, 2007 respectively. Total unrecognized compensation cost at November 2, 2008 was $13.4 million for all stock option plans, which is expected to be recognized over a weighted-average period of 2.9 years.

Company stock options

A summary of the Company’s stock options and restricted share activity as of November 2, 2008 and changes during the period then ended is presented below:

		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock	Exercise	Restricted	Grant
	Options	Price	Shares	Fair Value

Balance at February 3, 2008	4,800,339	$2.74	10,458	$19.43

Granted	471,482	$23.83	7,350	$28.58
Exercised	2,255,834	$0.62	—	—
Forfeited	1,011,161	$2.02	—	—
Balance at November 2, 2008	2,004,826	$10.41	17,808	$23.21

Exercisable at November 2, 2008	147,246	$10.11	10,458	$19.43

Stockholder-sponsored awards

During the thirty-nine weeks ended November 2, 2008 holders of the exchangeable shares exchanged 1,345,213 exchangeable shares into 1,345,213 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled. During the thirty-nine weeks ended November 2, 2008 there were no grants of exchangeable shares issued and outstanding under the stockholder-sponsored awards. In the same period 24,013 exchangeable shares were cancelled and the underlying instruments were returned to the sponsoring stockholder.

During the thirty-nine weeks ended November 2, 2008 there were no grants or exercises related to the LIPO USA shares or LIPO USA options issued and outstanding under the stockholder-sponsored awards. In the same period 5,238 LIPO USA Shares and 80,312 LIPO USA options were cancelled and the underlying instruments were returned to the sponsoring stockholder.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees. Each eligible employee may elect to have whatever portion of his or her base salary that equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of our common stock under the ESPP. Additionally, the Company, or the subsidiary employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of the Company’s common stock, subject to certain limits as defined in the ESPP. The maximum lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares available under the ESPP is 3,000,000 shares. During the quarter ended November 2, 2008, 15,095 shares were purchased under the ESPP, through open market purchases.

NOTE 5.	REACQUISITION OF FRANCHISED STORES

On September 8, 2008, the Company reacquired in an asset purchase transaction a franchised store in Bellevue, Washington for total cash consideration of $2,269,175. Included in the Company’s consolidated statements of income for the unaudited thirteen and thirty-nine week periods ended November 2, 2008 are the results of the reacquired Bellevue franchised store from the date of acquisition through to November 2, 2008.

The following table summarizes the preliminary fair values of the net assets acquired as of September 8, 2008:

Inventory	$234,488
Prepaid and other current assets	37,692
Property and equipment	249,233
Reacquired franchise rights	1,799,474

Total assets acquired	2,320,887
Unredeemed gift card liability	51,712

Total liabilities assumed	51,712

Net assets acquired	$2,269,175

On September 15, 2008, the Company reacquired in an asset purchase transaction two franchised stores in Victoria, British Columbia for total cash consideration of $1,167,617 from a related party. The fair values of the net assets acquired were measured as if the transaction occurred with a non-arm’s length party. Included in the Company’s consolidated statements of income for the unaudited thirteen and thirty-nine week periods ended November 2, 2008 are the results of the reacquired Victoria franchised stores from the date of acquisition through to November 2, 2008.

The following table summarizes the preliminary fair values of the net assets acquired as of September 15, 2008:

Inventory	$306,058
Prepaid and other current assets	2,370
Property and equipment	261,497
Reacquired franchise rights	818,322

Total assets acquired	1,388,247
Unredeemed gift card liability	220,630

Total liabilities assumed	220,630

Net assets acquired	$1,167,617

These are preliminary values that may change as the Company’s fair value assessment is ongoing.

NOTE 6.	LEGAL PROCEEDINGS

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

NOTE 7.	INCOME TAXES

During the second quarter of fiscal 2008, following an IRC section 956 inclusion, the Company recapitalized its U.S. subsidiary and received distributions from its Canadian subsidiary. This resulted in the utilization of all net operating loss carryforwards (“NOLs”) generated in the United States prior to February 3, 2008.

As of February 3, 2008, we maintained a valuation allowance against substantially all of our net deferred income tax assets generated in the United States prior to February 3, 2008 since we had determined, based primarily on a history of cumulative losses in recent years and uncertainty regarding the timing and amounts of future taxable income together with the utilization of previous years NOLs, that realization of our deferred income tax assets did not meet the more likely than not criteria. During the second quarter of fiscal 2008, after considering a number of factors, including a history of cumulative earnings, utilization of previously generated NOLs and estimated taxable income in future years, we determined we would more likely than not realize substantial future tax benefits from our deferred income tax assets. As a result of this analysis the Company recorded deferred tax assets of (i) $1,388,549 related primarily to historical tax differences between financial and tax bases of assets and liabilities, (ii) $902,606 cumulative tax benefit recorded from stock-based compensation expense prior to the second quarter of fiscal 2008, and (iii) $2,660,671 excess tax benefit from the exercise of stock options during and prior to the second quarter of fiscal 2008.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks	Three Months	Thirty-Nine Weeks	Nine Months
	Ended November 2,	Ended October 31,	Ended November 2,	Ended October 31,
	2008	2007	2008	2007

Net income from continuing operations	$8,830,549	$7,902,896	$29,560,528	$16,792,160
Net income (loss) from discontinued operations	3,733	(333,518)	(1,135,918)	(648,884)

Net income	$8,834,282	$7,569,378	$28,424,610	$16,143,276
Basic weighted-average number of shares outstanding	69,162,312	67,476,972	68,315,742	65,981,081
Basic earnings per share
Net income from continuing operations	$0.13	$0.12	$0.44	$0.26
Net loss from discontinued operations	—	(0.01)	(0.02)	(0.01)

Net income	$0.13	$0.11	$0.42	$0.25
Basic weighted-average number of shares outstanding	69,162,312	67,476,972	68,315,742	65,981,081
Effect of stock options assumed exercised	1,447,174	4,206,551	2,692,273	3,915,303

Diluted weighted-average number of shares outstanding	70,609,486	71,683,523	71,008,015	69,896,384
Diluted earnings per share
Net income from continuing operations	$0.13	$0.12	$0.42	$0.24
Net income (loss) from discontinued operations	—	(0.01)	(0.02)	(0.01)

Net income	$0.13	$0.11	$0.40	$0.23

Our calculation of weighted-average shares include the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirteen and thirty-nine weeks ended November 2, 2008, there were 830,116 and 637,359 stock options, respectively, that were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	November 2,	February 3,
	2008	2008

Accounts receivable:
Trade accounts receivable	$3,103,496	$2,494,194
Other accounts receivable	907,766	1,819,189
Allowance for doubtful accounts	(4,727)	(10,953)

	$4,006,535	$4,302,430

Inventories:
Finished goods	$49,659,670	$37,885,720
Raw materials	475,741	541,650
Provision to reduce inventory to market value	(1,073,147)	(495,380)

	$49,062,264	$37,931,990

Property and equipment:
Leasehold improvements	$48,699,424	$32,922,397
Furniture and fixtures	17,202,857	13,597,272
Computer hardware and software	16,916,711	12,648,125
Equipment and vehicles	253,100	243,404
Accumulated amortization and depreciation	(23,178,792)	(15,806,228)

	$59,893,300	$43,604,970

Goodwill and intangible assets:
Goodwill	$738,242	$738,242
Changes in foreign currency exchange rates	48,549	224,373

	786,791	962,615

Reacquired franchise rights	9,933,811	7,566,037
Non-competition agreements	694,177	694,177
Accumulated amortization	(2,923,901)	(2,793,406)
Changes in foreign currency exchange rates	148,436	1,689,165

	7,852,523	7,155,973

	$8,639,314	$8,118,588

Deferred income taxes and other assets:
Deferred tax asset	$14,278,679	$1,124,595
Prepaid rent and security deposits	3,314,790	2,369,304
Deferred lease costs	1,840,542	1,013,744
Investment in and advances to Australian franchise	2,565,335	—

	$21,999,346	$4,507,643

Accrued liabilities:
Inventory purchases	$8,437,321	$3,062,890
Sales tax collected	1,743,859	2,132,053
Accrued rent	1,348,882	1,388,295
Other	832,433	663,817

	$12,362,495	$7,247,055

Deferred income taxes and other non-current liabilities:
Deferred tax liability	$160,640	$196,538
Deferred lease liability	6,529,198	3,585,695
Tenant inducements	4,298,760	3,135,518

	$10,988,598	$6,917,751

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	SEGMENT REPORTING

The Company’s reportable segments are comprised of corporate-owned stores, franchises and other. Phone sales, wholesale sales, warehouse sales and showrooms sales have been combined into other. Information for these segments from continuing operations is detailed in the table below:

	Thirteen Weeks	Three Months	Thirty-Nine Weeks	Nine Months
	Ended November 2,	Ended October 31,	Ended November 2,	Ended October 31,
	2008	2007	2008	2007

Net revenue:
Corporate-owned stores	$77,559,438	$59,104,780	$225,244,330	$148,773,266
Franchises	4,797,545	3,269,366	13,567,431	10,155,781
Other	4,690,152	2,550,982	10,753,504	7,020,392

	$87,047,135	$64,925,128	$249,565,265	$165,949,439

Income from operations before general corporate expense:
Corporate-owned stores	$21,401,082	$19,278,295	$68,166,112	$48,034,437
Franchises	2,206,363	1,731,258	6,415,599	5,229,552
Other	374,415	299,185	2,054,610	1,288,322

	23,981,860	21,308,738	76,636,321	54,552,311
General corporate expense	10,926,464	9,061,334	36,115,854	25,346,087

Net operating income	13,055,396	12,247,404	40,520,467	29,206,224
Other expense (income), net	(144,804)	(418,938)	(611,883)	(596,390)

Income before provision for income taxes	$13,200,200	$12,666,342	$41,132,350	$29,802,614

Capital expenditures:
Corporate-owned stores	$8,953,211	$7,095,157	$22,129,535	$14,410,240
Corporate	1,805,902	1,753,890	7,913,762	4,556,376

	$10,759,113	$8,849,047	$30,043,297	$18,966,616

Depreciation:
Corporate-owned stores	$3,356,566	$1,580,855	$7,977,227	$3,991,838
Corporate	926,974	277,265	2,994,702	680,528

	$4,283,540	$1,858,120	$10,971,929	$4,672,366

lululemon athletica inc. and Subsidiaries

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008 the Company committed to plans to wind-up operations in Japan and in the second quarter of fiscal 2008 the plans were finalized and disposition of the assets commenced with closure of three of the four corporate stores that the Company was operating as a joint venture with Descente Ltd. The fourth store was closed in August 2008. The shut down costs related to the closure of the stores in Japan were fully accrued in the second quarter of fiscal 2008. The Company and Descente Ltd. agreed to end all operations as a joint venture in the third quarter of fiscal 2008.

The results of discontinued operations are summarized as follows:

	Thirty-Nine Weeks	Nine Months
	Ended	Ended
	November 2, 2008	October 31, 2007

Revenue	$2,482,284	$3,671,228
Expenses	(3,822,998)	(4,520,170)
Minority interest	204,796	200,058

Net loss on discontinued operations	$(1,135,918)	$(648,884)

The net loss from discontinued operations represents all activity up to November 2, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

lululemon is a designer and retailer of technical athletic apparel. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of November 2, 2008, our branded apparel was principally sold through 107 corporate-owned and franchised stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the third quarter of fiscal 2008, 69% of our net revenue was derived from sales of our products in Canada and 31% of our net revenue was derived from the sales of our products in the United States. After reevaluating our operating performance in Japan and our strategic priorities, we decided to discontinue our operations in Japan in fiscal 2008. In the second quarter of fiscal 2008 we closed three of our stores in Japan and closed our fourth and final store in Japan during the third quarter of fiscal 2008 and classified our Japanese operations as discontinued operations in the second quarter of fiscal 2008. We opened our first store in Japan in 2005 and have operated in Japan through a joint venture with Japanese apparel company, Descente, Ltd., since 2006. Japan represented less than 1.5% of our revenues in fiscal 2007 and required a disproportionate amount of management time and attention during fiscal 2007. We agreed with Descente Ltd. to end all operations as a joint venture in the third quarter of fiscal 2008. We believe that our time, attention and capital resources are best spent focused on our top priorities, which are growth in the United States, where we plan to open five stores during the fourth fiscal quarter of 2008, and the development of an e-commerce business.

Our net revenue has grown from $40.7 million for fiscal 2004 to $274.7 million for fiscal 2007. This represents a compound annual growth rate of 88.9%. Our net revenue also increased from $64.9 million for the third quarter of fiscal 2007 to $87.1 million for the third quarter of fiscal 2008, representing a 34.1% increase. By the end of fiscal 2004, we operated 20 stores including 14 corporate-owned stores and six franchised stores in Canada, the United States and Australia. The majority of our stores were located in Canada, with only three corporate-owned stores in the United States and one franchised store in Australia. Our increase in net revenue from fiscal 2004 to fiscal 2007 resulted from the addition of 17 retail locations in fiscal 2005, 14 retail locations in fiscal 2006, 31 retail locations in fiscal 2007, and 30 retail locations in the first three quarters of fiscal 2008 and strong comparable store sales growth of 19%, 25%, 34%, and 13% in fiscal 2005, fiscal 2006, fiscal 2007, and the first three quarters of fiscal 2008, respectively. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, franchises and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our franchises segment accounted for 17% of our net revenues for fiscal 2005, 14% for fiscal 2006, 7% for fiscal 2007 and 6% for the first three quarters of fiscal 2008. Opening new franchised stores is not a significant part of our near-term store growth strategy, and we therefore expect that the revenue derived from our franchised stores will continue to comprise less than 10% of the net revenue we report in future fiscal years. Our other operations accounted for less than 10% of our revenues in each of fiscal 2005 and fiscal 2006, fiscal 2007 and the first three quarters of fiscal 2008.

For fiscal years through fiscal 2006, our fiscal year ended on January 31st in the year following the year mentioned. Commencing with fiscal 2007, our fiscal year ends on the first Sunday following January 30th in the year following the year mentioned.

The world economy slowed considerably during the third quarter of fiscal 2008 as problems in global financial markets became more widespread and consumers cut back on retail spending amid fears of a global recession. Our sales growth slowed in the latter part of the third quarter of 2008, driven in part by this reduced spending. We believe that the challenging economic climate combined with the effect of the depreciation in the relative value of the U.S. dollar compared to the Canadian dollar will continue to adversely affect our fourth quarter projections for sales and margin rates. Our operations are highly seasonal, with a disproportionate amount of merchandise sales occurring in the fourth fiscal quarter. The current overall economic climate will result in a continued slowing of sales growth and have a negative impact on our gross margins in our fourth fiscal quarter and in our 2009 fiscal year. Given the current economic conditions, our comparable store sales results and results of operations during the third quarter of fiscal 2008 have been negatively affected, and we believe that the fourth fiscal quarter of 2008 and fiscal 2009 will also be negatively affected by continued reduced consumer spending and the short-term volatility of foreign exchange rates, particularly in Canada.

Results of Continuing Operations

Thirteen weeks ended November 2, 2008 compared to three months ended October 31, 2007

The following table summarizes key components of our results of operations for the thirteen weeks ended November 2, 2008 and the three months ended October 31, 2007. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended November 2, 2008 and
	Three Months Ended October 31, 2007
	2008	2007	2008	2007
	(In thousands)		(Percentages)

Net revenue	$87,047	$64,925	100.0	100.0
Cost of goods sold	45,154	29,409	51.9	45.3

Gross profit	41,893	35,516	48.1	54.7
Selling, general and administrative expenses	28,838	23,269	33.1	35.8

Income from operations	13,055	12,247	15.0	18.9
Other expense (income), net	(145)	(419)	(0.2)	(0.6)

Income before provision for income taxes	13,200	12,666	15.2	19.5
Provision for income taxes	4,370	4,763	5.0	7.3

Net income from continuing operations	8,830	7,903	10.2	12.2
Net income (loss) from discontinued operations	4	(334)	0.0	(0.5)

Net income	$8,834	$7,569	10.2	11.7

Net Revenue

Net revenue increased $22.1 million, or 34%, to $87.0 million for the third quarter of fiscal 2008 from $64.9 million for the third quarter of fiscal 2007. This increase was the result of sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the third quarter of fiscal 2007 remained constant, our net revenue would have increased $26.0 million, or 40%, for the third quarter of fiscal 2008.

	Thirteen Weeks	Three Months
	Ended	Ended
	November 2, 2008	October 31, 2007
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$77,559	$59,105
Franchises	4,798	3,269
Other	4,690	2,551

Net revenue	$87,047	$64,925

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $18.5 million, or 31%, to $77.6 million for the third quarter of fiscal 2008 from $59.1 million for the third quarter of fiscal 2007. The following contributed to the $18.5 million increase in net revenue from our corporate-owned stores segment:

•	Net revenue from corporate-owned stores that we opened during the first three quarters of fiscal 2008, and corporate-owned stores we opened subsequent to October 31, 2007, which are not included in the comparable store sales growth, contributed $19.5 million of the increase. Of this increase, $1.2 million was contributed by franchised stores that were reacquired during the quarter. New store openings since the third quarter of fiscal 2007 included four stores in Canada and 34 stores in the United States.

•	Comparable store sales decline of 2% in the third quarter of fiscal 2008 resulted in a $1.0 million decrease to net revenue. Assuming the average exchange rate between the Canadian and the United States dollars for the third quarter of fiscal 2007 remained constant our comparable store sales would have increased 4% for the third quarter of fiscal 2008 and would have increased net revenue by $2.3 million. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

Franchises.  Net revenue from our franchises segment increased $1.5 million, or 47%, to $4.8 million for the third quarter of fiscal 2008 from $3.3 million for the third quarter of fiscal 2007. The increase in net revenue from our franchises segment consisted primarily of increased franchised store revenue from our remaining franchised store locations and was offset by the reacquisition of franchised stores late in the third quarter of fiscal 2008.

Other.  Net revenue from our other segment increased $2.1 million, or 84%, to $4.7 million for the third quarter of fiscal 2008 from $2.6 million for the third quarter of fiscal 2007. The increase was primarily the result of increased wholesale and showroom sales.

Gross Profit

Gross profit increased $6.4 million, or 18%, to $41.9 million for the third quarter of fiscal 2008 from $35.5 million for the third quarter of fiscal 2007. The increase in gross profit was driven principally by:

•	an increase of $18.5 million in net revenue from our corporate-owned stores segment;

•	an increase of $2.1 million in net revenue from our other segment; and

•	an increase of $1.5 million in net revenue from our franchises segment.

This amount was partially offset by:

•	an increase in product costs of $9.5 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $3.7 million primarily related to an increase in corporate-owned stores;

•	an increase in expenses of $1.4 million related to our production, design, merchandising and distribution departments primarily as a result of increased headcount; and

•	an increase in depreciation of $1.2 million primarily related to an increase in corporate-owned stores.

Gross profit as a percentage of net revenue, or gross margin, decreased 6.6 percentage points, to 48.1% for the third quarter of fiscal 2008 from 54.7% for the third quarter of fiscal 2007. The decrease in gross margin resulted primarily from:

•	an increase in product costs as a percentage of revenue, which contributed to a decrease in product margin of 3.0%;

•	an increase in occupancy costs as a percentage of revenue, as a result of increased costs related to new stores opened during the quarter and new stores that have not yet opened, which contributed to a decrease in gross margin of 2.4%;

•	an increase in expenses related to our production, design, merchandising and distribution departments (including stock-based compensation expense) as a percentage of net revenue from the third quarter of fiscal 2007 to the third quarter fiscal 2008 as a result of increased headcount which contributed to a decrease in gross margin of 0.5%; and

•	an increase in depreciation costs related to an increase in corporate-owned stores as a percentage of revenue, which contributed to a decrease in gross margin of 0.8%.

Our costs of goods sold in the third quarter of fiscal 2008 included $0.2 million of stock-based compensation expense, which is consistent with the third quarter of fiscal 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.6 million, or 24%, to $28.8 million for the third quarter of fiscal 2008 from $23.3 million for the third quarter of fiscal 2007. As a percentage of net revenue, selling, general and administrative expenses decreased 2.7 percentage points, to 33.1% from 35.8%. The $5.6 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee compensation of $3.1 million related primarily to opening additional corporate-owned stores;

•	an increase in other corporate expenses of $1.8 million for costs such as: professional fees including legal costs; stock-based compensation; and other corporate costs such as travel expenses and communication costs associated with corporate facilities; and

•	an increase in store support center costs of $0.7 million related to an increase in depreciation and amortization and a decrease in foreign exchange gains.

Our selling, general and administrative expenses in the third quarter of fiscal 2008 and the third quarter of fiscal 2007 included $1.3 million and $1.6 million, respectively, of stock-based compensation expense.

Income from Operations

The increase of $0.8 million in income from operations for the third quarter of fiscal 2008 was primarily due to a $6.4 million increase in gross profit resulting from additional sales from corporate-owned stores opened, offset by an increase of $5.6 million in selling, general and administrative expenses.

On a segment basis, we determine income from operations without taking into account our general corporate expenses such as corporate employee costs, travel expenses and corporate rent. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our production, design, merchandising, and distribution departments have been allocated to this segment.

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $2.1 million, or 11%, to $21.4 million for the third quarter of fiscal 2008 from $19.3 million for the third quarter of fiscal 2007 primarily due to an increase in corporate-owned stores gross profit of $5.2 million, offset by an increase of $3.1 million in store operating expenses;

•	our franchises segment increased $0.3 million, or 19%, to $2.1 million for the third quarter of fiscal 2008 from $1.7 million for the third quarter of fiscal 2007 primarily from increased franchised store revenue from our remaining franchised store locations; and

•	our other segment increased $0.2 million, or 72%, to $0.5 million for the third quarter of fiscal 2008 from $0.3 million for the third quarter of fiscal 2007.

Other income, net decreased by $0.3 million, or 65%, to $0.1 million for the third quarter of fiscal 2008 from $0.4 million for the third quarter of fiscal 2007 primarily due to lower interest earned on cash balances.

Provision for Income Taxes

Income tax expense for the third quarter of fiscal 2008 was $4.4 million compared to $4.8 million for the corresponding period in fiscal 2007. Our financial statement effective tax rate for the thirteen weeks ended November 2, 2008 was 33% versus 38% for the three months ended October 31, 2007. Our effective tax rate in fiscal 2008 decreased as a result of amending our transfer pricing structure at the end of fiscal 2007. The effective tax rate will vary from the statutory rate primarily because stock-based compensation expense recorded is a permanent difference in certain jurisdictions.

Net Income from Continuing Operations

Net income from continuing operations increased $0.9 million, to $8.8 million for the third quarter of fiscal 2008 from $7.9 million for the third quarter of fiscal 2007. The increase in net income of $0.9 million for the third quarter of fiscal 2008 was a result of an increase in gross profit of $6.4 million resulting from additional sales from corporate-owned stores opened, a decrease in the provision for income tax of $0.4 million and offset by increases in selling, general and administrative expenses of $5.6 million and other income, net of $0.3 million.

Discontinued Operations

During the thirteen weeks ended November 2, 2008, revenues from discontinued operations were $nil and costs and recovery of expenses were $0.1 million. The loss from discontinued operations was $nil, resulting in a reduction of basic and diluted earnings per share of $nil. The shut down costs related to the closure of the stores in Japan were fully accrued in the second quarter of fiscal 2008. We agreed with our joint venture partner to end all operations as a joint venture in the third quarter of fiscal 2008.

Thirty-nine weeks ended November 2, 2008 compared to nine months ended October 31, 2007

The following table summarizes key components of our results of operations for the thirty-nine weeks ended November 2, 2008 and the nine months ended October 31, 2007. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirty-Nine Weeks Ended November 2, 2008 and
	Nine Months Ended October 31, 2007
	2008	2007	2008	2007
	(In thousands)		(Percentages)

Net revenue	$249,565	$165,949	100.0	100.0
Cost of goods sold	122,159	77,602	48.9	46.8

Gross profit	127,406	88,347	51.1	53.2
Selling, general and administrative expenses	86,886	59,141	34.8	35.6

Income from operations	40,520	29,206	16.2	17.6
Other expense (income), net	(612)	(596)	(0.3)	(0.4)

Income before provision for income taxes	41,132	29,802	16.5	18.0

Provision for income taxes	11,572	13,010	4.7	7.9

Net income from continuing operations	29,561	16,792	11.8	10.1
Net loss from discontinued operations	(1,136)	(649)	(0.4)	(0.4)

Net income	$28,425	$16,143	11.4	9.7

Net Revenue

Net revenue increased $83.6 million, or 50%, to $249.6 million for the first thirty-nine weeks of fiscal 2008 from $165.9 million for the first nine months of fiscal 2007. This increase was the result of increased comparable store sales and sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the first nine months of fiscal 2007 remained constant, our net revenue would have increased $77.0 million, or 46%, for the first thirty-nine weeks of fiscal 2008.

	Thirty-Nine Weeks	Nine Months
	Ended	Ended
	November 2, 2008	October 31 ,2007
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$225,244	$148,773
Franchises	13,567	10,156
Other	10,754	7,020

Net revenue	$249,565	$165,949

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $76.5 million, or 51%, to $225.2 million for the first thirty-nine weeks of fiscal 2008 from $148.8 million for the first nine months of fiscal 2007. The following contributed to the $76.5 million increase in net revenue from our corporate-owned stores segment:

•	Net revenue from corporate-owned stores we opened during the first thirty-nine weeks, and corporate-owned stores we opened subsequent to October 31, 2007 and therefore not included in the comparable store sales growth, contributed $57.4 million, or 75%, of the increase. Of this increase, $1.2 million was contributed by franchised stores that were reacquired during the quarter. New store openings from the third quarter of fiscal 2007 included four stores in Canada and 34 stores in the United States.

•	Comparable store sales growth of 13% in the first thirty-nine weeks of fiscal 2008 contributed $19.1 million, or 25%, of the increase. Assuming the average exchange rate between the Canadian and the United States dollars for the first nine months of fiscal 2007 remained constant our comparable store sales would have increased 10% for the first thirty-nine weeks of fiscal 2008 and contributed $14.5 million, of the increase. The increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

Franchises.  Net revenue from our franchise segment increased $3.4 million, or 34%, to $13.6 million for the first thirty-nine weeks of fiscal 2008 from $10.2 million for the first nine months of fiscal 2007. The increase in net revenue from our franchises segment consisted primarily of increased franchised store revenue from our remaining franchised store locations and was offset by our reacquisition of three franchised stores late in the first thirty-nine weeks of fiscal 2008.

Other.  Net revenue from our other segment increased $3.7 million, or 53%, to $10.8 million for the first thirty-nine weeks of fiscal 2008 from $7.0 million for the first nine months of fiscal 2007. The $3.7 million increase was primarily the result of increased wholesale and showroom sales.

Gross Profit

Gross profit increased $39.1 million, or 44%, to $127.4 million for the first thirty-nine weeks of fiscal 2008 from $88.3 million for the first nine months of fiscal 2007. The increase in gross profit was driven principally by:

•	an increase of $76.5 million in net revenue from our corporate-owned stores segment;

•	an increase of $3.7 million in net revenue from our other segment; and

•	an increase of $3.4 million in net revenue from our franchises segment.

This amount was partially offset by:

•	an increase in product costs of $25.5 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $9.7 million related to an increase in corporate-owned stores;

•	an increase in the cost of sales support departments of $5.7 million related to additional costs, including increased headcount in distribution, design, merchandising and production; and

•	an increase in depreciation of $3.3 million primarily related to an increase in corporate-owned stores.

Gross profit as a percentage of net revenue, or gross margin, decreased 2.2 percentage points, to 51.1% for the first thirty-nine weeks of fiscal 2008 from 53.2% for the first nine months of fiscal 2007. The decrease in gross margin resulted from a decrease in product costs as a percentage of revenue, which contributed to an increase in product margin of 0.5%. This amount was offset by:

•	an increase in occupancy costs as a percentage of revenue, as a result of increased costs related to new stores opened during the quarter and new stores that have not yet opened, which contributed to a decrease in gross margin of 1.6%;

•	an increase in expenses related to our production, design, merchandising and distribution departments (including stock-based compensation expense) as a percentage of net revenue from the third quarter of fiscal 2007 to the third quarter fiscal 2008 which contributed to a decrease in gross margin of 0.6%; and

•	an increase in depreciation costs related to an increase in corporate-owned stores as a percentage of revenue, which contributed to a decrease in gross margin of 0.5%.

Our costs of goods sold in the first thirty-nine weeks of fiscal 2008 and the first nine months of fiscal 2007 included $0.7 million and $0.6 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $27.7 million, or 47%, to $86.9 million for the first thirty-nine weeks of fiscal 2008 from $59.1 million for the first nine months of fiscal 2007. As a percentage of net revenue, selling, general and administrative expenses decreased 0.8%, to 34.8% from 35.6%. The $27.7 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee compensation of $13.1 million primarily related to opening additional corporate-owned stores;

•	an increase in other store operating expenses of $6.4 million primarily related to commissions, credit card fees, other employee costs and supplies; and

•	an increase in other corporate expenses of $8.3 million for costs such as: professional fees, which includes costs for executive recruiting for our CEO as well as other legal costs; stock-based compensation; amortization and depreciation costs, including amortization for capitalized inventory ERP software costs that became available for use in the first thirty-nine weeks of fiscal 2008 and other corporate costs such as travel expenses and communication costs associated with corporate facilities.

Our selling, general and administrative expenses in the first thirty-nine weeks of fiscal 2008 and the first nine months of fiscal 2007 included $4.5 million and $4.2 million, respectively, of stock-based compensation expense.

Income from Operations

The increase of $11.3 million in income from operations for the first thirty-nine weeks of fiscal 2008 was primarily due to a $39.1 million increase in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened, offset by an increase of $27.7 million in selling, general and administrative expenses.

On a segment basis, we determine income from operations without taking into account our general corporate expenses such as corporate employee costs, travel expenses and corporate rent. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our production, design merchandising and distribution departments have been allocated to this segment.

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $20.1 million, or 42%, to $68.2 million for the first thirty-nine weeks of fiscal 2008 from $48.0 million for the first nine months of fiscal 2007 primarily due to an increase in corporate-owned stores gross profit of $35.5 million, offset by an increase of $15.4 million in store operating expenses;

•	our franchises segment increased $1.2 million, or 23%, to $6.4 million for the first thirty-nine weeks of fiscal 2008 from $5.2 million for the first nine months of fiscal 2007 primarily from increased franchised store revenue from our remaining franchised store locations; and

•	our other segment increased $0.8 million, or 59%, to $2.1 million for the first thirty-nine weeks of fiscal 2008 from $1.3 million for the first nine months of fiscal 2007 primarily due to an increase in salaries and wages of $0.7 million.

Other income, net remained constant for the first thirty-nine weeks of fiscal 2008 compared to the first nine months of fiscal 2007. Other income, net is comprised primarily of interest income, which is earned from cash balances held with financial institutions.

Provision for Income Taxes

Income tax expense for the thirty-nine weeks ended November 2, 2008 was $11.6 million compared to $13.0 million for the nine month period in fiscal 2007. Our financial statement effective tax rate for the thirty-nine weeks ended November 2, 2008 was 28% versus 44% for the nine months ended October 31, 2007. Our effective tax rate in fiscal 2008 decreased as a result of amending our transfer pricing structure at the end of fiscal 2007. The effective tax rate will vary from the statutory rate because (i) stock option compensation expense recorded is a permanent difference in certain jurisdictions, (ii) the realization of the benefits of the tax assets from stock-based compensation recorded prior to the third quarter of fiscal 2008, and (iii) the realization of the benefits of the tax assets related primarily to historical tax differences between financial and tax bases of assets and liabilities prior to February 3, 2008.

During the second quarter of fiscal 2008, after considering a number of factors, including a history of cumulative earnings, utilization of previously generated NOL carryforwards and estimated taxable income in future years, we determined we would more likely than not realize substantial future tax benefits from our deferred income tax assets generated in the United States prior to February 3, 2008. As a result of this analysis we recorded deferred tax assets of (i) $1,388,549 related primarily to historical tax differences between financial and tax bases of assets and liabilities, (ii) $902,606 cumulative tax benefit recorded from stock-based compensation expense prior to the second quarter of fiscal 2008, and (iii) $2,660,971 excess tax benefit from the exercise of stock options during and prior to the second quarter of fiscal 2008.

Net Income from Continuing Operations

Net income from continuing operations increased $12.8 million to $29.6 million for the first thirty-nine weeks of fiscal 2008 from $16.8 million for the first nine months of fiscal 2007. The increase in net income of $12.8 million for the first thirty-nine weeks of fiscal 2008 was a result of an increase in gross profit of $39.1 million resulting from increased comparable store sales and additional sales from corporate-owned stores opened, and a decrease in provision for income taxes of $1.4 million, which was offset by increases in selling, general and administrative expenses of $27.7 million.

Discontinued Operations

During the thirty-nine weeks ended November 2, 2008, revenues from discontinued operations were $2.5 million and costs and expenses were $3.8 million. The loss from discontinued operations was $1.1 million, resulting in a reduction of basic and diluted earnings per share of $0.02. The shut down costs related to the closure of the stores in Japan were fully accrued in the second quarter of fiscal 2008.

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

At November 2, 2008, our working capital (excluding cash and cash equivalents) was $8.7 million and our cash and cash equivalents were $52.0 million. We have an additional CDN$20.0 million in borrowings available to us under our uncommitted demand revolving credit facility.

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

For the thirty-nine weeks ended November 2, 2008, cash provided by operating activities increased $18.1 million to $29.2 million compared to $11.1 million in the nine months ended October 31, 2007. The $18.1 million increase was due to an increase in net income from continuing operations of $12.8 million, a net decrease in non-cash working capital items of $11.7 million, an increase in cash provided by operating activities from discontinued operations of $2.8 million and offset by a net decrease in items not affecting cash of $9.1 million. The $11.7 million net decrease in non-cash working capital items was primarily driven by:

•	a net increase in accrued liabilities of $14.0 million primarily due to the stock option tax withholdings of $13.9 million that were collected in the third quarter of fiscal 2008; and

•	a net decrease in inventory levels of $4.7 million as we had a higher inventory balance at the beginning of fiscal 2008 versus the beginning of fiscal 2007.

These amounts were partially offset by:

•	a net decrease in other current liabilities of $3.4 million primarily due to an increase in deferred lease costs related to new stores being opened, an increase in deferred revenue and settlement of related party liabilities; and

•	a net decrease in accounts payable of $2.8 million primarily due to the payment in the first thirty-nine weeks of fiscal 2008 of normal operating expenses that were in accounts payable at the end of fiscal 2007.

Items not affecting cash decreased in the thirty-nine weeks ended November 2, 2008 as compared to the nine months ended October 31, 2007 as a result of an increase in deferred income taxes and the excess tax benefits from stock-based compensation which was partially offset by higher depreciation and amortization expense related to a higher store count and the implementation of our inventory ERP system and higher stock-based compensation expense due to the one-time acceleration of performance based options.

Investing Activities

Investing Activities relate entirely to capital expenditures, investments in and advances to affiliates, and acquisitions of franchised stores. Cash used in investing activities increased $10.9 million, to $35.6 million, for the thirty-nine weeks ended November 2, 2008 from $24.7 million for the nine months ended October 31, 2007. The $10.9 million increase was a result of additional purchases of property and equipment of $11.1 million resulting primarily from corporate-owned store capital expenditures ($7.7 million) and corporate capital expenditures ($3.4 million) including capitalized software costs, an increase of $2.6 million in investment in and advances to our Australian franchise partner offset by a decrease in the acquisition of franchises of $2.5 million, as the three Calgary, Alberta franchised stores were reacquired in the first quarter of fiscal 2007 for $5.5 million versus the two Victoria, British Columbia franchised stores and one Bellevue, Washington franchised store, that were reacquired in the third quarter of fiscal 2008 for $3.0 million. In the nine months ended October 31, 2007 we purchased property and equipment of $0.2 million related to discontinued operations. No similar purchases were made in the thirty-nine week period ended November 2, 2008 as the Company prepared to discontinue operations in Japan in fiscal 2008.

Financing Activities

Financing Activities consist primarily of costs related to our initial public offering, cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities decreased to $11.1 million for the thirty-nine weeks ended November 2, 2008 from $32.0 million of cash used by financing activities for the nine months ended October 31, 2007. The net decrease in cash provided by financing activities is a result of the significant cash inflow during the third quarter of fiscal 2007 when we received cash proceeds from the initial public offering.

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

Revolving Credit Facility

In April 2007, we executed a credit facility with the Royal Bank of Canada that provides for a CDN$20,000,000 uncommitted demand revolving credit facility to fund our working capital requirements. This credit facility canceled our previous CDN$8,000,000 credit facility. Borrowings under the uncommitted credit facility are made on a when-and-as-needed basis at our discretion.

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

At November 2, 2008, there were $1.5 million in borrowings outstanding under this credit facility.

Contractual Obligations

Our contractual obligations primarily consist of operating leases. A table representing the scheduled payments of our contractual obligations as of February 3, 2008 was included under the heading “Contractual Obligations and Commitments” within our Form 10-K filed with the SEC on April 8, 2008. During the third quarter of fiscal 2008 we were released from our contractual obligation related to the new store support center head office location.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of November 2, 2008, letters of credit and letters of guarantee totaling $1.5 million have been issued.

Other than these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for our 2007 fiscal year end. We believe that there have been no other significant changes during the thirty-nine weeks ended November 2, 2008 to our critical accounting policies.

Operating Locations

Our operating locations by country, state and province as of November 2, 2008, and the overall totals as of November 2, 2008, are summarized in the table below.

	Number of Operating
	Locations
Country, Province/State	Corporate	Franchise	Total

Canada
Alberta	8	—	8
British Columbia	11	—	11
Nova Scotia	1	—	1
Manitoba	1	—	1
Ontario	17	—	17
Quebec	4	—	4
Saskatchewan	—	1	1

Total Canadian	42	1	43

United States
California	18	1	19
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	1	—	1
Florida	2	—	2
Hawaii	1	—	1
Illinois	6	—	6
Massachusetts	4	—	4
Maryland	1	—	1
Michigan	1	—	1
Nevada	1	—	1
New Jersey	2	—	2
New York	6	—	6
Oregon	1	—	1
Texas	5	—	5
Virginia	2	—	2
Washington	3	—	3

Total United States	56	4	60

International
Australia	—	4	4
Total International	—	4	4

Overall total, as of November 2, 2008	98	9	107

Overall total, as of February 3, 2008	71	10	81

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of November 2, 2008, we operated 42 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the third quarter of fiscal 2008, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. The 7% depreciation in the relative value of the U.S. dollar compared to the Canadian dollar in the third quarter of fiscal 2008 versus the third quarter of fiscal 2007 has resulted in lost income from operations of approximately $1.0 million for the third quarter of fiscal 2008. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaced our prior credit facility. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. At November 2, 2008, we had no outstanding borrowings under our revolving facility. We do not believe we currently are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

During the thirty-nine weeks ended November 2, 2008, we implemented changes to our information systems including:

•	upgrades to our general ledger system to provide for increased controls over financial information and reporting;

•	a new point of sale system designed to increase automated controls for transaction processing;

•	a new inventory subledger system that allows for increased controls over the completeness and accuracy of inventory; and

•	a new time and attendance system to more accurately collect, record and process payroll.

The implementation has involved changes to processes, and, accordingly, has required changes to internal controls.

Other than the changes discussed above, there have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on our continued financial position, results of operations or cash flows. Refer to Note 5 included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for information regarding specific legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for our 2007 fiscal year filed on April 8, 2008. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in such Form 10-K filing.

General economic conditions and volatility in the worldwide economy has adversely affected consumer spending, which is likely to negatively affect our business.

Our operations and performance depend significantly on economic conditions, particularly those in Canada and the United States, and their impact on levels of consumer spending. Consumer spending on non-essential items is affected by a number of factors, including consumer confidence in the strength of economies, fears of recession, the tightening of credit markets, higher levels of unemployment, higher tax rates, the cost of consumer credit and other factors. The current volatility in the U.S. economy in particular has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. These unfavorable economic conditions may lead our customers to delay or reduce purchases of our products.

In addition, we expect to experience reduced traffic in our stores and limitations on the prices we can charge for our products, which may include price discounts, either of which could reduce our sales and profit margins. Economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our operating, selling, general and administrative expenses. These and other economic factors could have a material adverse affect on the demand for our products and on our financial condition, operating results and stock price.

Because a significant portion of our sales are generated in Canada, fluctuations in foreign currency exchange rates have negatively affected our results of operations and may continue to do so in the future.

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our sales and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has declined over our third fiscal quarter of 2008, which has negatively affected our third quarter results of operations. If the Canadian dollar continues to weaken relative to the U.S. dollar, our net revenue will decline and our income from operations and net income will be adversely affected. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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
John E. Currie
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: December 10, 2008

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