Form 10-K
period 2009-02-01
lululemon athletica inc.
filed 2009-03-27
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 3, 2008 was approximately $806,836,834. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on August 3, 2008. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on August 3, 2008.

     Common Stock:

At March 24, 2009 there were 50,654,349 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

     Exchangeable and Special Voting Shares:

At March 24, 2009, there were outstanding 19,506,289 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at March 24, 2009, the registrant had outstanding 19,506,289 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III

PART I

ITEM 1.	BUSINESS

Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We believe consumers associate our brand with innovative, technical apparel products. Our products are designed to offer performance, fit and comfort while incorporating both function and style. Our heritage of combining performance and style distinctly positions us to address the needs of female athletes as well as a growing core of consumers who desire everyday casual wear that is consistent with their active lifestyles. We also continue to broaden our product range to increasingly appeal to male athletes. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of February 1, 2009, our branded apparel was principally sold through our 113 stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with, and gain insights from, our customers while providing us with greater control of our brand.

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

We were founded in 1998 by Dennis “Chip” Wilson in Vancouver, British Columbia. Noting the increasing number of women participating in sports, and specifically yoga, Mr. Wilson developed lululemon athletica to address a void in the women’s athletic apparel market. The founding principles established by Mr. Wilson drive our distinctive corporate culture with a mission of providing people with the components to live a longer, healthier and more fun life. Consistent with this mission, we promote a set of core values in our business, which include developing the highest quality products, operating with integrity, leading a healthy balanced life, and training our employees in self responsibility and goal setting. These core values attract passionate and motivated employees who are driven to succeed and share our vision of “elevating the world from mediocrity to greatness.” We believe the energy and passion of our employees allow us to successfully execute on our business strategy, enhance brand loyalty and create a distinctive connection with our customers.

We believe our culture and community-based business approach provide us with competitive advantages that are responsible for our strong financial performance. Our net revenue has increased from $40.7 million in fiscal 2004 to $353.5 million in fiscal 2008, representing a 71.6% compound annual growth rate. Our net revenue increased from $269.9 million in fiscal 2007 to $353.5 million in fiscal 2008, representing a 30.9% increase. During fiscal 2008, our comparable store sales growth was 0% and we reported income from operations of $56.6 million. During fiscal 2007, our comparable store sales growth was 34% and we reported income from operations of $51.6 million. In the fiscal year ended February 1, 2009, our corporate-owned stores opened for at least one year averaged sales of approximately $1,450 per square foot, compared to sales per square foot of approximately $1,700 for the fiscal year ended February 3, 2008, which we believe is among the best in the apparel retail sector.

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

•	Deep Rooted Culture Centered on Training and Personal Growth. We believe our core values and distinctive corporate culture allow us to attract passionate and motivated employees who are driven to succeed and share our vision. We provide our employees with a supportive, goal-oriented environment and encourage them to reach their full professional, health and personal potential. We offer programs such as personal development workshops and goal coaching to assist our employees in realizing their long-term objectives. We believe our relationship with our employees is exceptional and a key contributor to our success.

•	Experienced Management Team with Proven Ability to Execute. Our founder, Mr. Wilson, leads our design team and plays a central role in corporate strategy and in promoting our distinctive corporate culture. Our Chief Executive Officer, Ms. Day, whose experience includes 20 years at Starbucks Corporation, most recently serving as President of Asia Pacific Group of Starbucks International from 2004 to 2007, joined us in January 2008. Mr. Wilson and Ms. Day have assembled a management team with a complementary mix of retail, design, operations, product sourcing and marketing experience from leading apparel and retail companies such as Abercrombie & Fitch Co., Nike, Inc., New York & Company, Inc. and Speedo International Limited. We believe our management team is well positioned to execute the long-term growth strategy for our business.

Growth Strategy

Key elements of our growth strategy are to:

•	Grow our Store Base in North America. As of February 1, 2009, our products were sold through 108 stores in North America, including 43 in Canada and 65 in the United States. We expect that most of our near-term store growth will occur in the United States. We plan to add new stores to strengthen existing markets and selectively enter new markets in the United States and Canada. We opened 35 stores in the United States and Canada in fiscal 2008, and we plan to open approximately six additional stores in fiscal 2009 in the United States and Canada.

•	Develop a Retail Website. We expect to launch a retail website in the first quarter of fiscal 2009. The addition of an ecommerce sales channel will expand our customer base and supplement our growing store base. This site will be designed to reflect the distinctive retail experience that our customers enjoy in our stores while providing greater shopping flexibility.

•	Increase our Brand Awareness. We will continue to increase brand awareness and customer loyalty through our grassroots marketing efforts and planned store expansion. We believe that increased brand awareness will result in increased comparable store sales and sales productivity over time.

•	Introduce New Product Technologies. We remain focused on developing and offering products that incorporate technology-enhanced fabrics and performance features that differentiate us in the market. Collaborating with leading fabric manufacturers, we have jointly developed and trademarked names for innovative fabrics such as Luon and Silverescent, and natural stretch fabrics using organic elements such as bamboo, soy, and seaweed. Among our ongoing efforts, we are jointly developing encapsulation-enhanced fabrics to provide advanced features such as UV protection and temperature control. In addition, we will continue to develop differentiated manufacturing techniques that provide greater support, protection, and comfort.

•	Broaden the Appeal of our Products. We will selectively seek opportunities to expand the appeal of our brand to improve store productivity and increase our overall addressable market. To enhance our product appeal, we intend to:

•	Expand our Product Categories. We plan to expand our product offerings in complementary existing and new categories such as bags, undergarments and outerwear;

•	Grow our Men’s Business. We believe the premium quality and technical rigor of our products will continue to appeal to men and that there is an opportunity to expand our men’s business as a proportion of our total sales;

•	Increase the Range of Athletic Activities our Products Target. We expect customers to increasingly purchase our products for activities such as yoga, running, dance and general fitness as we educate them on the versatility of our products and expand our product categories; and

•	Expand Beyond North America. As of February 1, 2009, we operated five franchise stores in Australia and one showroom in Hong Kong which is corporate-owned. Over time, we intend to expand on our own or pursue additional joint venture opportunities in other Asian and European markets.

Our Stores

As of February 1, 2009, our retail footprint included 43 stores in Canada, 65 stores in the United States and five franchise stores in Australia. We discontinued our operations in Japan in fiscal 2008. The 108 stores in Canada and the United States include one franchise store in Canada and four in the United States. While most of our stores are branded lululemon athletica, two of our corporate-owned stores are branded oqoqo and specialize in apparel made with sustainable organic or recycled fabrics. Our retail stores are located primarily on street locations, in lifestyle centers and in malls.

The following store list shows the number of branded stores (including corporate-owned stores and franchise stores) operated in each Canadian province, U.S. state, and internationally as of February 1, 2009:

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	8	—	8
British Columbia	11	—	11
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	—	1	1

Total Canada	42	1	43

United States
California	19	1	20
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	2	—	2
Florida	2	—	2
Hawaii	1	—	1
Illinois	6	—	6
Maryland	2	—	2
Massachusetts	4	—	4
Michigan	1	—	1
Nevada	1	—	1
New Jersey	2	—	2
New York	7	—	7
Oregon	1	—	1
Pennsylvania	1	—	1
Texas	5	—	5
Virginia	2	—	2
Washington	3	—	3

Total United States	61	4	65

International
Australia	—	5	5

Total International	—	5	5

Overall total, as of February 1, 2009	103	10	113

Overall total, as of February 3, 2008	71	10	81

Store Economics

We believe that our innovative retail concept and customer experience contribute to the success of our stores. During fiscal 2008 our corporate-owned stores open at least one year, which average approximately 2,800 square feet, averaged sales of approximately $1,450 per square foot.

Management performs an ongoing evaluation of its portfolio of corporate-owned store locations. In response to the current challenging operating environment, our management team has taken a series of actions designed to reduce ongoing operating costs and improve operating efficiencies through reductions in employee headcount, the disposal of property and equipment, and possible store closures. In the fourth quarter of fiscal 2008 we closed one corporate-owned store in Texas. As we continue our evaluation we may in future periods close additional corporate-owned store locations.

Store Expansion

From February 1, 2002 (when we had one store, in Vancouver) to February 1, 2009, we opened 103 corporate-owned stores in North America. We opened our first corporate-owned store in the United States in 2003. Over the next few years, our new store growth will be primarily focused on corporate-owned stores in the United States, an attractive market with a population of over nine times that of Canada. We opened 35 stores in the United States and Canada in fiscal 2008.

Franchise Stores in North America

As of February 1, 2009 we had one franchise store in Canada and four franchise stores in the United States. We reacquired the franchise rights of two Victoria, British Columbia and one Bellevue, Washington locations thereby decreasing the net revenue earned through our franchise channel. This channel represented 4.6% of our net revenue in fiscal 2008 and 6.7% of our net revenue in fiscal 2007. We began opening franchise stores in select markets in 2002 to expand our store network while limiting required capital expenditures. Opening new franchise stores is not a significant part of our near-term store growth strategy. We continue to evaluate the ability to repurchase attractive franchises, which, in some cases, we can contractually acquire at a specified percentage of trailing 12-month sales. Unless otherwise approved by us, our franchisees are required to sell only our branded products, which are purchased from us at a discount to the suggested retail price.

International Stores

Beyond North America, we intend, as part of our long-term business strategy, to expand our global presence. We believe that partnering with companies and individuals with significant experience and proven success in the target country is to our advantage. As of February 1, 2009, we had two franchise stores in Melbourne, Australia and three franchise stores in Sydney, Australia, and one corporate-owned showroom in Hong Kong. In fiscal 2008, we reevaluated our operating performance in Japan and our strategic priorities and discontinued our operations in Japan in the third quarter of fiscal 2008.

Wholesale Channel

We also sell lululemon athletica products through premium yoga studios, health clubs and fitness centers. This channel represented only 1.7% of our net revenue in fiscal 2008 and 1.8% of our net revenue in fiscal 2007. We believe that these premium wholesale locations offer an alternative distribution channel that is convenient for our core consumer and enhances the image of our brand. We do not intend wholesale to be a meaningful contributor to overall sales. Instead we use the channel to build brand awareness, especially in new markets.

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

Our products are constructed with advanced sewing techniques such as flat seaming, and care and content labels which increase comfort and functionality by reducing skin irritation and strengthening important seams. Our apparel products include innovative features to promote convenience, such as pockets designed to hold credit cards, keys, digital audio players and clips for heart rate monitors.

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

Product Design and Development

Our product design efforts are led by Mr. Wilson and a team of 13 designers based in Vancouver, British Columbia. Our team is comprised of dedicated athletes and users of our products who embody our design philosophy and dedication to premium quality. While our design team identifies trends based on market research, we primarily use an innovative feedback-based design process through which we proactively seek the input of customers and our ambassadors. Our ambassadors have become an integral part of our product design process as they test and evaluate our products, providing real-time feedback on performance and functionality. Our design team also hosts meetings each year in many of our markets. In these meetings, local athletes, trainers, yogis and members of the fitness industry discuss our products and provide us with additional feedback and ideas. Members of our design team also regularly work at our stores, which gives them the opportunity to interact with and receive direct feedback from customers. Our design team incorporates all of this input to adjust fit and style, to detect new athletic trends and to identify desirable fabrics.

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

We typically bring new products from design to market in approximately eight to 10 months; however, our vertical retail structure enables us to bring select new products to market in as little as one month. We believe our lead times are shorter than a typical apparel wholesaler due to our streamlined design and development process as well as the real-time input we receive from our consumers and ambassadors through our corporate-owned store locations. Our process does not involve edits by intermediaries, such as retail buyers or a sales force, and we believe it incorporates a shorter sample process than typical apparel wholesalers. This rapid turnaround time allows us to respond relatively quickly to trends or changing market conditions.

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities, nor do we contract directly with third-party vendors for fabrics and finished goods. The fabric used in our products is sourced by our manufacturers from a limited number of pre-approved suppliers. We work with a group of approximately 30 manufacturers, 10 of which produced approximately 85% of our products in fiscal 2008. During fiscal 2008, no single manufacturer produced more than 22% of our product offering. During fiscal 2008, approximately 65% of our products were produced in China, approximately 15% in Canada, approximately 7% in South East Asia and the remainder in the United States, Israel, Peru, Korea, and Taiwan. Our North American manufacturers typically produce more core products and provide us with the speed to market necessary to respond quickly to changing trends and increased demand. While we plan to support future growth through manufacturers outside of North America, our intent is also to maintain production in Canada and the United States. We have developed long-standing relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products in the long-term. We require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing, working conditions and other social concerns. We currently also work with a leading inspection and verification firm to closely monitor each supplier’s compliance with applicable law and our workplace code of conduct.

Distribution Facilities

We centrally distribute finished products in North America from distribution facilities in Vancouver, British Columbia and Renton, Washington. The facility in Washington is operated by a third party. Our contract for the Renton, Washington distribution facility expires in April 2010. We operate the distribution facility in Vancouver, which is leased and is approximately 74,000 square feet. We believe that this modern facility enhances the efficiency of our operations. We believe our distribution infrastructure will be sufficient to accommodate our expected store growth and expanded product offerings over the next several years. Merchandise is typically shipped to our stores through third party delivery services multiple times per week, providing them with a steady flow of new inventory.

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

Our Employees

As of February 1, 2009, we had 2,861 employees, of which 1,832 were employed in Canada and 1,029 were employed in the United States. Of the 1,832 Canadian employees, 1,399 were employed in our corporate-owned stores, 71 were employed in distribution, 70 were employed in design, merchandise and production, and the remaining 292 performed selling, general and administrative and other functions. Of the 1,029 employees in the United States, 1,013 were employed in our corporate-owned stores and showrooms and 16 performed selling, general and administration functions. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

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

Securities and Exchange Commission Filings

Our website address is www.lululemon.com. We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission, or SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC’s website at www.sec.gov. Also available on our website are printable versions of our Code of Business Conduct and Ethics and charters of the Audit, Compensation, and Nominating and Governance Committees of our Board of Directors. Information on our website does not constitute part of this annual report on Form 10-K or any other report we file or furnish with the SEC.

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

Our operations and performance depend significantly on economic conditions, particularly those in Canada and the United States, and their impact on levels of consumer spending. Consumer spending on non-essential items is affected by a number of factors, including consumer confidence in the strength of economies, fears of recession, the tightening of credit markets, higher levels of unemployment, higher tax rates, the cost of consumer credit and other factors. The current volatility in the United States economy in particular has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. These unfavorable economic conditions may lead our customers to delay or reduce purchase of our products.

In addition, we expect to experience reduced traffic in our stores and limitations on the prices we can charge for our products, which may include price discounts, either of which could reduce our sales and profit margins. Economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our operating, selling, general and administrative expenses. These and other economic factors could have a material adverse affect on the demand for our products and on our financial conditions, operating results and stock price.

We have grown rapidly in recent years and we have limited operating experience at our current scale of operations; if we are unable to manage our operations at our current size or to manage any future growth effectively, our brand image and financial performance may suffer.

We have expanded our operations rapidly since our inception in 1998 and we have limited operating experience at our current size. We opened our first store in Canada in 1999 and our first store in the United States in 2003. Our net revenue increased from $40.7 million in fiscal 2004 to $353.5 million in fiscal 2008, representing a compound annual increase of approximately 71.6%. We expect our net revenue growth rate to slow as the number of new stores that we open in the future declines relative to our larger store base. Our substantial growth to date has placed a significant strain on our management systems and resources. If our operations continue to grow, of which there can be no assurance, we will be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. Our continued growth could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, and delays in production and shipments. These difficulties would likely result in the erosion of our brand image and lead to a decrease in net revenue, income from operations and the price of our common stock.

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

We plan to open new stores in the near future to add to our existing store base. Of the 113 stores in operation as of February 1, 2009, we opened three new stores in Canada, 32 new stores in the United States and two new stores outside of North America in fiscal 2008. In the third quarter of fiscal 2008 we agreed with our Japanese joint venture partner to end all operations as a joint venture and as a result we closed four corporate-owned stores in Japan. We expect to open a total of six additional stores in fiscal 2009 in the United States and Canada. We estimate that we will incur approximately $3.2 million of capital expenditures in fiscal 2009 to open these six additional stores. In addition, our new stores may not be immediately profitable and we may incur losses until these stores become profitable. There can be no assurance that we will open the planned number of new stores in fiscal 2009. Any failure to successfully open and operate new stores will harm our results of operations.

Our limited operating experience and limited brand recognition in new markets may limit our expansion strategy and cause our business and growth to suffer.

Our future growth depends, to a considerable extent, on our expansion efforts outside of Canada, especially in the United States. Our current operations are based largely in Canada and the United States. As of February 1, 2009, we had 43 stores in Canada, 65 stores in the United States and five franchise stores in Australia. We have limited experience with regulatory environments and market practices outside of Canada and the United States, and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of North America. As previously disclosed, we have discontinued our operations in Japan. In connection with our initial expansion efforts outside of North America, we have encountered many obstacles we do not face in Canada or the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.

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

The market for technical athletic apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on women’s athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition, such as Nike, Inc. and adidas AG, which includes the adidas and Reebok brands. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in yoga apparel. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than we do. In addition, our technical athletic apparel is sold at a premium to traditional athletic apparel.

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

We may not be able to maintain the levels of comparable store sales that we have experienced historically. In addition, we may not be able to replicate outside of North America our historic average sales per square foot. Our sales per square foot in stores we have opened in the United States have generally been lower than those we have been able to achieve in Canada. As sales in the United States grow to become a larger percentage of our overall sales, our average sales per square foot will likely decline. The aggregate results of operations of our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, over the past eight fiscal quarters, our quarterly comparable store sales have ranged from a decrease of 22% in the fourth quarter of fiscal 2008 to an increase of 41% in the fourth quarter of fiscal 2007. A variety of factors affect both comparable store sales and average sales per square foot, including foreign exchange fluctuations, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to be materially lower than recent periods and our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

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

In addition to our store expansion strategy, we plan to grow our business by improving and expanding our product offerings, which includes introducing new product technologies, increasing the range of athletic activities our products target, growing our men’s business and expanding our accessories, undergarments and outerwear offerings. The principal risks to our ability to successfully carry out our plans to improve and expand our product offering are that:

•	introduction of new products may be delayed, allowing our competitors to introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in technical athletic apparel innovation;

•	if our expanded product offerings fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease;

•	implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems; and

•	incorporation of novel technologies into our products that are not accepted by our customers or that are inferior to similar products offered by our competitors.

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

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, our Luon fabric, which is included in many of our products, is supplied to the mills we use by a single manufacturer in Taiwan, and the fibers used in manufacturing our Luon fabric are supplied to our Taiwanese manufacturer by a single company. In fiscal 2008, approximately 70% of our products were produced by our top five manufacturing suppliers.

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

We do not maintain a key person life insurance policy on Mr. Wilson, Ms. Day or any of our other members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.

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

We have experienced, and expect to continue to experience, significant seasonal variations in our net revenue and income from operations. Seasonal variations in our net revenue are primarily related to increased sales of our products during our fiscal fourth quarter, reflecting our historical strength in sales during the holiday season. We generated approximately 29%, 39% and 35% of our full year gross profit during the fourth quarters of fiscal 2008, fiscal 2007 and fiscal 2006 respectively. Historically, seasonal variations in our income from operations have been driven principally by increased net revenue in our fiscal fourth quarter.

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

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and exclusivity of our brand. We wrote-off $0.9 million, $0.8 million and $1.0 million of inventory in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. In addition, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores and may damage our reputation and customer relationships. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

Our current and future joint ventures may not be successful.

As part of our long-term growth strategy, we plan to expand our stores and sales of our products into new locations outside North America. Our successful expansion and operation of new stores outside North America will depend on our ability to find suitable partners and to successfully implement and manage joint venture relationships. If we are able to find a joint venture partner in a specific geographic area, there can be no guarantee that such a relationship will be successful. Such a relationship often creates additional risk. For example, our partners in joint venture relationships may have interests that differ from ours or that conflict with ours, such as the timing of new store openings and the pricing of our products, or our partners may become bankrupt which may as a practical matter subject us to such partners’ liabilities in connection with the joint venture. In addition, joint ventures can magnify several other risks for us, including the potential loss of control over our cultural identity in the markets where we enter into joint ventures and the possibility that our brand image could be impaired by the actions of our partners. Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our partners. Reliance on joint venture relationships and our partners exposes us to increased risk that our joint ventures will not be successful and will result in competitive harm to our brand image that could cause our expansion efforts, profitability and results of operations to suffer.

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

We do not own any of our stores, but instead lease all of our corporate-owned stores under operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our cost of goods sold. For example, as of February 1, 2009, we were a party to operating leases associated with our corporate-owned stores as well as other corporate facilities requiring future minimum lease payments aggregating $118.6 million through January 31, 2014 and approximately $93.0 million thereafter. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our sales and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has declined over fiscal 2008, which has negatively affected our results of operations. If the Canadian dollar continues to weaken relative to the U.S. dollar, our net revenue will decline and our income from operations and net income will be adversely affected. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition and results of operations.

Almost all of our suppliers are located outside the United States. During fiscal 2008, approximately 15% of our products were produced in Canada, approximately 65% in China, approximately 7% in Southeast Asia and the remainder in the United States, Israel, Peru, Korea and Taiwan. As a result of our international suppliers, we are subject to risks associated with doing business abroad, including:

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

The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. For example, under the provisions of the World Trade Organization, or WTO, Agreement on Textiles and Clothing, effective as of January 1, 2005, the United States and other WTO member countries eliminated quotas on textiles and apparel-related products from WTO member countries. In 2005, China’s exports into the United States surged as a result of the eliminated quotas. In response to the perceived disruption of the market, the United States imposed new quotas, which were permitted to remain in place through the end of 2008, on certain categories of natural-fiber products that we import from China. As a result, we have expanded our relationships with suppliers outside of China, which among other things has resulted in increased costs and shipping times for some products. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

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

As of February 1, 2009, we had one franchise store in Canada, four franchise stores in the United States and five franchise stores in Australia. Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their retail stores. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchise store operations may decline due to diverse factors beyond our control. For example, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified employees, which could harm their sales and as a result harm our results of operations or cause our brand image to suffer.

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

Our success depends in large part on our brand image. We believe that our trademarks and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have obtained and applied for some United States and foreign trademark registrations, and will continue to evaluate the registration of additional trademarks as appropriate. However, we cannot guarantee that any of our pending trademark applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. Additionally, we cannot assure you that obstacles will not arise as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.

We will continue to incur significant expenses as a result of being a public company, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

We will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. We expect that compliance with the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and the securities regulators in each of the provinces and territories of Canada and by The Nasdaq Stock Market LLC, will continue to impact our expenses, including our legal and accounting costs, and make some activities more time consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we have experienced a substantial increase in legal, accounting, insurance and certain other expenses and we expect we will incur higher expenses in the future, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our business and cause a decline in our stock price.

Ongoing reporting obligations as a public company and our continued growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on our internal control over financial reporting on an annual basis. As a result, we have implemented the required financial and managerial controls, reporting systems and procedures and we incurred substantial expenses to test our systems and to make additional improvements and to hire additional personnel. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on the Nasdaq Global Select Market, the Toronto Stock Exchange or any other stock exchange on which our common stock may be listed. Delisting of our common stock on any exchange would reduce the liquidity of the market for our common stock, which would reduce the price of our stock and increase the volatility of our stock price.

Risks Related to Our Common Stock

Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in July 2007 until February 1, 2009, the price of our common stock has ranged from a low of $6.22 to a high of $60.70 on the Nasdaq Global Select Market and from a low of CDN $7.83 to a high of CDN $58.77 on the Toronto Stock Exchange. Broad market and industry factors may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

•	actual or anticipated fluctuations in quarterly operating results or other operating metrics, such as comparable store sales, that may be used by the investment community;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	reductions in consumer spending and macroeconomic factors that may adversely affect consumer spending;

•	speculation about our business in the press or the investment community;

•	conditions or trends affecting our industry or the economy generally, including fluctuations in foreign currency exchange rates;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the technical athletic apparel industry;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in product mix between high and low margin products;

•	capital commitments;

•	our entry into new markets;

•	timing of new store openings;

•	percentage of sales from new stores versus established stores;

•	additions or departures of key personnel;

•	actual or anticipated sales of our common stock, including sales by our directors, officers or significant stockholders;

•	significant developments relating to our manufacturing, distribution, joint venture or franchise relationships;

•	customer purchases of new products from us and our competitors;

•	investor perceptions of the apparel industry in general and our company in particular;

•	changes in accounting standards, policies, guidance, interpretation or principles; and

•	speculative trading of our common stock in the investment community.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation, even if it does not result in liability for us, could result in substantial costs to us and divert management’s attention and resources.

A significant number of our outstanding shares are eligible for resale and may be sold on the Nasdaq Global Select Market and the Toronto Stock Exchange. The large number of shares eligible for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. On July 31, 2008, we filed a registration statement on Form S-3ASR in the United States registering the issuance of up to 20,935,041 shares of our common stock upon the exchange of the then-outstanding exchangeable shares of Lulu Canadian Holding, Inc. Sales of our common stock in the public market may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our current directors and executive officers beneficially own 42% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our principal executive and administrative offices are located at 2285 Clark Drive, Vancouver, British Columbia, Canada, V5N 3G9. We expect that our current administrative offices are sufficient for our expansion plans for the foreseeable future. We currently operate one distribution center located in Vancouver, British Columbia, capable of accommodating our expansion plans through the foreseeable future.

The general location, use, approximate size and lease renewal date of our properties, none of which is owned by us, are set forth below:

		Approximate
Location	Use	Square Feet	Lease Renewal Date

Vancouver, BC	Executive and Administrative Offices	30,000	January 2012
Vancouver, BC	Distribution Center	74,000	November 2017

As of February 1, 2009, we leased approximately 295,000 gross square feet relating to our 103 corporate-owned stores. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.

ITEM 3.	LEGAL PROCEEDINGS

Brian Bacon, a former employee, filed suit against the Company in the Supreme Court of British Columbia, Canada on May 6, 2008. In the action, captioned Brian Bacon v. Lululemon Athletica Canada Inc., Case No. S083254, Mr. Bacon claims that we terminated his employment contract without cause and without reasonable notice resulting in breach of contract, losses and damages. Mr. Bacon seeks damages in an unspecified amount, plus costs and interest related primarily to the loss from participation in the stockholder sponsored LIPO USA awards. We believe this claim is without merit and are vigorously defending against it.

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

Market Information and Dividends

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “LULU” and on the Toronto Stock Exchange under the symbol “LLL”. Prior to July 27, 2007, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock reported by the Nasdaq Global Select Market.

	Common Stock Price
	(Nasdaq Global Select
	Market)
	High	Low

Fiscal Year Ending February 1, 2009
Fourth Quarter	$12.34	$6.22
Third Quarter	$24.85	$10.12
Second Quarter	$36.63	$22.02
First Quarter	$35.31	$21.72
Fiscal Year Ending February 3, 2008
Fourth Quarter	$51.94	$25.00
Third Quarter	$60.70	$28.70
Second Quarter (from July 27, 2007)	$34.17	$24.92

As of February 1, 2009, there were approximately 90 holders of record of our common stock.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between July 27, 2007 (the date of our initial public offering) and February 1, 2009, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P Apparel Retail Index, over the same period. This graph assumes the investment of $100 on July 27, 2007 in our common stock, the S&P 500 Index and the S&P 500 Apparel Retail Index and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on July 27, 2007 was the closing sales price of $28.00 per share.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance showing in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq Stock Market website, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	27-Jul-07	3-Feb-08	1-Feb-09

lululemon athletica inc	$100.00	$124.64	$24.29
S&P 500 Index	$100.00	$95.65	$56.61
S&P Apparel Retail Index	$100.00	$87.67	$53.70

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

The following table provides information regarding our repurchases of our common stock during our fiscal year ended February 1, 2009:

Issuer Purchase of Equity Securities

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

November 3, 2008 — February 1, 2009	24,353	$9.22	24,353	2,937,100
August 4, 2008 — November 2, 2008	15,095	18.21	15,095	2,961,453
May 5, 2008 — August 3, 2008	8,684	29.24	8,684	2,976,548
February 4, 2008 — May 4, 2008	9,201	31.12	9,201	2,985,232

Total	57,333		57,333

(1)	Quarterly information is presented by reference to our fiscal quarters during our fiscal year of 2008.

(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP will be purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares available for issuance under the ESPP is 3,000,000.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The consolidated statement of operations data for each of the years ended February 1, 2009, February 3, 2008, and January 31, 2007 and the consolidated balance sheet data as of February 1, 2009 and February 3, 2008 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this annual report. The consolidated statement of operations data for the fiscal years ended January 31, 2006 and January 31, 2005 and the consolidated balance sheet data as of January 31, 2007, January 31, 2006 and January 31, 2005 are derived from our underlying accounting records. The consolidated statements of income for the years ended January 31, 2006 and January 31, 2005 and balance sheets for the fiscal years ended January 31, 2007, January 31, 2006 and January 31, 2005 have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, contain all adjustments necessary to fairly present the information set forth below.

We completed a corporate reorganization on July 26, 2007. The financial data below reflects our operations as if the reorganization had occurred prior to the first period presented. Refer to note 10 of the financial statements appearing elsewhere in this Form 10-K for further details related to the reorganization.

	Fiscal Year Ended
	February 1,	February 3,	January 31,	January 31,	January 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)

Consolidated statement of operations data:
Net revenue	$353,488	$269,942	$147,964	$84,129	$40,748
Cost of goods sold(1)	174,421	125,015	72,249	41,177	19,448

Gross profit	179,067	144,927	75,715	42,952	21,300

Operating expenses:
Selling, general and administrative expenses(1)	118,098	93,376	51,863	26,416	10,840
Provision for impairment and lease exit costs	4,405	—	—	—	—
Settlement of lawsuit	—	—	7,228	—	—
Principal stockholder bonus	—	—	—	12,809	12,134

Income (loss) from operations	56,564	51,551	16,624	3,727	(1,674)
Other income (expense), net	821	1,029	104	4	(35)

Income (loss) before provision for income taxes	57,386	52,580	16,728	3,730	(1,709)
Provision for (recovery of) income taxes	16,884	20,464	8,752	2,336	(298)

Net income (loss) from continuing operations	40,502	32,116	7,976	1,394	(1,411)
Net loss from discontinued operations	(1,138)	(1,273)	(310)	—	—

Net income (loss)	$39,363	$30,843	$7,666	$1,394	$(1,411)

Basic earnings (loss) per share
Continuing operations	$0.59	$0.48	$0.12	$0.04	$(0.04)
Discontinued operations	(0.02)	(0.02)	—	—	—

Net basic earnings (loss) per share	$0.57	$0.46	$0.12	$0.04	$(0.04)
Diluted earnings (loss) per share
Continuing operations	$0.57	$0.46	$0.12	$0.04	$(0.04)
Discontinued operations	(0.02)	(0.01)	—	—	—

Diluted income (loss) per share	$0.55	$0.45	$0.12	$0.04	$(0.04)
Basic weighted-average number of shares outstanding	68,710,746	66,430,022	65,156,625	38,724,287	33,845,394
Diluted weighted-average number of shares outstanding	70,942,424	69,297,878	65,303,839	38,724,287	33,845,394

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended
	February 1,	February 3,	January 31,	January 31,	January 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cost of goods sold	$765	$743	$360	$755	$—
Selling, general and administrative expenses	5,767	5,204	2,282	1,945	—

Total	$6,532	$5,947	$2,642	$2,700	$—

	As of
	February 1,	February 3,	January 31,	January 31,	January 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$56,797	$52,545	$15,494	$3,877	$7
Total assets	211,636	155,092	71,325	41,914	11,448
Long term debt	—	—	—	—	594
Total stockholders’ equity	154,843	112,034	37,379	28,052	810

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For fiscal years through fiscal 2006, our fiscal year ended on January 31st in the year following the year mentioned. Commencing with fiscal 2007, our fiscal year will end on the Sunday closest to January 31st of the following year, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal 2008, 2007 and 2006 ended on February 1, 2009, February 3, 2008 and January 31, 2007, respectively

Overview

The world economy slowed considerably during fiscal 2008 as problems in global financial markets became more widespread and consumers cut back on retail spending amid fears of a global recession. Our sales growth slowed in the latter part of the third quarter of 2008, driven in part by this reduced spending. We believe that the challenging economic climate combined with the effect of the depreciation in the relative value of the Canadian dollar compared to the U.S. dollar will continue to adversely affect our fiscal 2009 projections for sales and margin rates. The current overall economic climate will result in a continued slowing of sales growth and have a negative impact on our gross margins in our 2009 fiscal year. Given the current economic conditions, our comparable store sales results and results of operations during the third and fourth quarters of fiscal 2008 have been negatively affected, and we believe that fiscal 2009 will also be negatively affected by continued reduced consumer spending and the short-term volatility of foreign exchange rates, particularly in Canada.

lululemon is highly sensitive to increases and decreases in consumer spending. Increased consumer spending in our corporate-owned store locations create sales leverage, meaning that fixed expenses, such as occupancy costs, are spread across a greater revenue base, thereby improving operating margins. But the reverse is also true: sales deleveraging creates downward pressure on margins. The absence of growth in comparable store sales and soft results in new markets impacted nearly all consolidated operating expense line items when viewed as a percentage of total net sales.

In response to the changes in the world economy and the impact on our operating results, we have taken steps to address the deterioration in the retail environment and address our support structure. These included the development and implementation of several important strategic initiatives as part of our strategy designed to increase customer traffic in our corporate-owned store locations, reduce infrastructure expenses and improve our operating results. These actions have been designed to structure our business for long-term profitable growth and protect our brand integrity.

The more significant actions taken by lululemon in fiscal 2008 to invigorate our business included:

•	A plan for management to continue ongoing evaluations of our portfolio of corporate-owned store locations and to refine our real estate selection process. In fiscal 2008 we closed one corporate-owned store in Texas which was underperforming. As we continue our evaluation we may in future periods close additional corporate-owned store locations, dispose of property and equipment and exit in-place operating leases;

•	A reduction in employee head count both in our corporate-owned store locations and at head office, including changes in the structure between corporate-owned store locations and head office;

•	The introduction of temporary locations during the peak holiday selling season which enabled us to reach incremental customers and generate incremental full price sales as well as building additional awareness and demand for our brand in new markets; and

•	A reduction in discretionary spending and improved efficiencies brought about by our IT implementation.

Prior to changes in the world economy, we reevaluated our operating performance in Japan and our strategic priorities. This timely analysis led to our decision to discontinue our operations in Japan in fiscal 2008. In the second quarter of fiscal 2008 we closed three of our stores in Japan and closed our fourth and final store in Japan during the third quarter of fiscal 2008 and classified our Japanese operations as discontinued operations in the second quarter of fiscal 2008. Japan represented less than 1.5% of our revenues in fiscal 2007 and required a disproportionate amount of management time and attention during fiscal 2007. We agreed with Descente to end all operations as a joint venture in the third quarter of fiscal 2008. We believe that our time, attention and capital resources are best spent focused on our top priorities, which are growth in the United States, where we plan to open six stores during fiscal 2009, and the development of an e-commerce business.

Management expects lululemon to continue to face a very difficult economic environment throughout fiscal 2009, in both North America and internationally. We expect to report negative comparable store sales for fiscal 2009. Additionally, our earnings for fiscal 2009 may be impacted by additional provisions for asset impairment and lease exit costs if management identifies additional underperforming corporate-owned store locations to close. lululemon plans to be disciplined in its approach to new store openings, in both existing and new markets, and adjust as needed in response to further worsening in the world economy.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of February 1, 2009, our branded apparel was principally sold through 113 corporate-owned and franchise stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In fiscal 2008, 68.9% of our net revenue was derived from sales of our products in Canada, 31.1% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America. In fiscal 2007, 80.3% of our net revenue was derived from sales of our products in Canada, 19.7% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America. In fiscal 2006, 87.1% of our net revenue was derived from sales of our products in Canada, 11.7% of our net revenue was derived from the sales of our products in the United States and 1.2% of our net revenue was derived from sales of our products outside of North America.

Our net revenue has grown from $40.7 million in fiscal 2004 to $353.5 million in fiscal 2008. This represents a compound net annual growth rate of 71.6%. Our net revenue from continuing operations also increased from $269.9 million in fiscal 2007 to $353.5 million in fiscal 2008, representing an 30.9% increase. Our increase in net revenue from fiscal 2004 to fiscal 2008 resulted from the addition of 35 retail locations in fiscal 2008, 31 retail locations in fiscal 2007, 14 retail locations in fiscal 2006 and 17 retail locations in fiscal 2005, and comparable store sales growth of 0%, 34%, 25% and 19% in fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance. We have recently increased our focus on our men’s apparel line, net revenue from which increased 39% in fiscal 2008 compared to fiscal 2007 and represented approximately 12% of net revenue in fiscal 2008 versus 10% of net revenue in fiscal 2007, and our accessories business, which represented approximately 9% and 10% of net revenue for each of fiscal 2008 and fiscal 2007, respectively.

We have three reportable segments: corporate-owned stores, franchises and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our franchises segment accounted for 4.6% of our net revenues from continuing operations in fiscal 2008, 6.7% in fiscal 2007 and 14.3% in fiscal 2006. Opening new franchise stores is not a significant part of our near-term growth strategy, and we therefore expect that if the revenue derived from our franchise stores continues to comprise less than 10% of the net revenue we report in future fiscal years, we will re-evaluate our segment reporting disclosures. Our other operations accounted for less than 10% of our net revenues from continuing operations in each of fiscal 2008, fiscal 2007 and fiscal 2006.

As of February 1, 2009, we sold our products through 103 corporate-owned stores located in Canada and the United States. As previously disclosed, we discontinued our operations in Japan in the third quarter of fiscal 2008. We plan to increase our net revenue in North America by opening additional corporate-owned stores in new and existing markets. Corporate-owned stores net revenue accounted for 89.3% of total net revenue in fiscal 2008 and 89.1% of total net revenue in fiscal 2007.

As of February 1, 2009, we also had five franchise stores located in North America and five franchise stores located in Australia. In the past, we have entered into franchise agreements to distribute lululemon athletica branded products to more quickly disseminate our brand name and increase our net revenue and net income. In exchange for the use of our brand name and the ability to operate lululemon athletica stores in certain regions, our franchisees generally pay us a one-time franchise fee and ongoing royalties based on their gross revenue. Additionally, unless otherwise approved by us, our franchisees are required to sell only lululemon athletica branded products, which are purchased from us at a discount to the suggested retail price. Pursuing new franchise partnerships or opening new franchise stores is not a significant part of our near-term store growth strategy. In some cases, we may exercise our contractual rights to purchase franchises where it is attractive to us.

We believe that our athletic apparel has and will continue to appeal to consumers outside of North America who value its technical attributes as well as its function and style. In 2004, we opened our first franchise store in Australia. During fiscal 2008 we invested in LULULEMON ATHLETICA (AUSTRALIA) PTY LTD. which operates five franchise stores. In 2005, we opened a franchise store in Japan. In 2006, we terminated our franchise arrangement and entered into a joint venture agreement with Japanese apparel company Descente Ltd, or Descente, a global leader in fabric technology, to operate our stores in Japan, which were discontinued in fiscal 2008.

In addition to deriving revenue from sales through our corporate-owned stores and our franchises, we also derive other net revenue, which includes the sale of our products directly to wholesale customers, telephone sales to retail customers, including related shipping and handling charges, warehouse sales and sales through a limited number of company-operated showrooms. Wholesale customers include select premium yoga studios, health clubs and fitness centers. Telephone sales are taken directly from retail customers through our call center. Warehouse sales are typically held one or more times a year to sell slow moving inventory or inventory from prior seasons to retail customers at discounted prices. Our showrooms are typically small locations that we open from time to time when we enter new markets and feature a limited selection of our product offering during select hours. Other net revenue accounted for 6.1% of total net revenue in fiscal 2008 and 4.2% of total net revenue in fiscal 2007.

Basis of Presentation

Net revenue is comprised of:

•	corporate-owned store net revenue, which includes sales to customers through corporate-owned stores;

•	franchises net revenue, which consists of licensing fees and royalties as well as sales of our products to franchises; and

•	other net revenue, which includes sales to wholesale accounts, telephone sales, warehouse sales and sales from company-operated showrooms.

in each case, less returns and discounts.

In addition, we separately track comparable store sales, which reflect net revenue at corporate-owned stores that have been open for at least 12 months. Therefore, net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable prior year sales. Comparable store sales include stores that have been remodeled or relocated. Non-comparable store sales include sales from new stores that have not been open for 12 months, sales from showrooms, and sales from stores that were closed within the past 12 months.

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

Cost of goods sold includes:

•	the cost of purchased merchandise, inbound freight, duty and non-refundable taxes incurred in delivering goods to our distribution centers;

•	the cost of our production, merchandise and design departments including salaries, stock-based compensation and benefits, and operating expenses;

•	the cost of occupancy related to store operations (such as rent and utilities) and the depreciation and amortization related to store-level capital expenditures;

•	the cost of our distribution centers (such as rent and utilities) as well as other fees we pay to third parties to operate our distribution centers and the depreciation and amortization related to our distribution centers;

•	hemming; and

•	shrink and valuation reserves.

Cost of goods sold also may change as we open or close stores because of the resulting change in related occupancy costs. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise. In fiscal 2008, fiscal 2007 and fiscal 2006, cost of goods sold included $0.8 million, $0.7 million and $0.4 million, respectively, of charges related to stock-based compensation.

Our selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold, provision for impairment and lease exit costs and settlement of lawsuit. Our selling, general and administrative expenses include marketing costs, accounting costs, information technology costs, professional fees, corporate facility costs, corporate and store-level payroll and benefits expenses including stock-based compensation (other than the salaries and benefits and stock-based compensation for our production, merchandise and design departments included in cost of goods sold and other corporate costs). In fiscal 2008, fiscal 2007 and fiscal 2006, selling, general and administrative expenses included $5.8 million, $5.2 million and $2.3 million, respectively, of charges related to stock-based compensation. Our selling, general and administrative expenses also include depreciation and amortization expense for all assets other than depreciation and amortization expenses related to store-level capital expenditures and our distribution centers, each of which are included in cost of goods sold. We anticipate that our selling, general and administrative expenses will increase in absolute dollars due to anticipated continued growth of our corporate support staff and store-level employees.

Provision for impairment and lease exit costs consists of asset impairments, lease exit and other related costs associated with the closure of one US corporate-owned store in the fourth quarter of fiscal 2008 as well as an asset impairment provision based on management’s ongoing evaluation of its portfolio of corporate-owned store locations. Long-lived assets are reviewed at the store level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows.

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

Interest income includes interest earned on our cash balances and our advances to franchise. We expect to continue to generate interest income to the extent that our cash generated from operations exceeds our cash used for investment.

Interest expense includes interest costs associated with our credit facilities and with letters of credit drawn under these facilities for the purchase of merchandise. We have maintained relatively small outstanding balances on our credit facilities and expect to continue to do so.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically we have generated taxable income in Canada and we have generated tax losses in the United States. For periods up to and including the second quarter of fiscal 2007, we recorded a full valuation allowance against our losses in the United States. In the third and fourth quarters of fiscal 2007, we earned taxable income in the United States. During the second quarter of fiscal 2008, after considering a number of factors, including recent taxable income, utilization of previously unrealized NOL’s, our growth strategy as well as other business and macroeconomic factors, we determined that we would more likely than not realize the benefit of deferred tax assets through future taxable income. As a result of this analysis, we have recorded deferred tax assets in respect of the United States NOL’s, foreign tax credits and other deductible temporary differences of $17.9 million, of which $5.9 million has been recorded though income tax expense and $12.0 million through additional paid-in capital.

Several factors have contributed to our effective tax rate in recent periods being significantly higher than our anticipated long-term effective tax rate. First, in fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005, we generated losses in the United States which we were unable to offset against our income in Canada. Second, in fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005 we incurred stock-based compensation expense of $6.5 million, $5.9 million, $2.6 million and $2.7 million, respectively, a portion of which were not deductible for tax purposes in Canada and the United States during these periods. The impact of these losses and non-deductible expenses on our effective tax rate was exacerbated in fiscal 2005 by the payment of a bonus to our principal stockholder in that period. Prior to December 2005 our sole stockholder, Mr. Wilson, received a bonus payout each year representing a substantial percentage of our earnings before income taxes. Following Mr. Wilson’s sale of 48% of his interest in lululemon to a group of private equity investors in December 2005 we discontinued this practice. Payments of these bonuses therefore were eliminated in fiscal 2006 from $12.8 million in fiscal 2005. This payment in fiscal 2005 significantly decreased our income before income taxes in this period and accordingly resulted in us realizing a higher effective tax rate in this period as we gave effect to the non-deductible nature of the losses and the stock-based compensation expenses. Our effective tax rate in fiscal 2008 was 29.4%, compared to 38.9% in fiscal 2007, and 52.3% in fiscal 2006.

We anticipate that in the future we may start to sell our products directly to some customers located outside of Canada, the United States and Australia, in which case we would become subject to taxation based on the foreign statutory rates in the countries where these sales take place and our effective tax rate could fluctuate accordingly.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	February 1,	February 3,	January 31,
	2009	2008	2007
	(In thousands)

Consolidated statements of operations:
Net revenue	$353,488	$269,942	$147,964
Cost of goods sold	174,421	125,015	72,249

Gross profit	179,067	144,927	75,715

Operating expenses:
Selling, general and administrative expenses	118,098	93,376	51,863
Provision for impairment and lease exit costs	4,405	—	—
Settlement of lawsuit	—	—	7,228

Income from operations	56,564	51,551	16,624
Other income (expense), net	821	1,029	104

Income before provision for income taxes	57,385	52,580	16,728
Provision for income taxes	16,884	20,464	8,752

Net income from continuing operations	40,501	32,116	7,976
Net loss from discontinued operations	(1,138)	(1,273)	(310)

Net income	$39,363	$30,843	$7,666

	Fiscal Year Ended
	February 1,	February 3,	January 31,
	2009	2008	2007
	(% of net revenue)

Net revenue	100.0	100.0	100.0
Cost of goods sold	49.3	46.3	48.8

Gross profit	50.7	53.7	51.2

Operating expenses:
Selling, general and administrative expenses	33.4	34.6	35.1
Provision for impairment and lease exit costs	1.2	—	—
Settlement of lawsuit	—	—	4.9

Income from operations	16.0	19.1	11.2
Other income (expense), net	0.2	0.4	0.1

Income before provision for income taxes	16.2	19.5	11.3
Provision for income taxes	4.8	7.6	5.9

Net income from continuing operations	11.5	11.9	5.4
Net loss from discontinued operations	(0.3)	(0.5)	(0.2)

Net income	11.1	11.4	5.2

Comparison of Fiscal 2008 to Fiscal 2007

Net Revenue

Net revenue increased $83.5 million, or 31%, to $353.5 million in fiscal 2008 from $269.9 million in fiscal 2007. This increase was primarily the result of sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars in fiscal 2007 remained constant, our net revenue would have increased $92.6 million, or 34%, in fiscal 2008. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

	Fiscal Year Ended
	February 1,	February 3,
	2009	2008
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$315,548	$240,441
Franchises	16,198	18,141
Other	21,742	11,360

Total net revenue	$353,488	$269,942

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $75.1 million, or 31%, to $315.5 million in fiscal 2008 from $240.4 million in fiscal 2007. The following contributed to the $75.1 million increase in net revenue from our corporate-owned stores segment:

•	New stores opened during fiscal 2008 contributed $37.3 million, or 16%, of the increase. During fiscal 2008, we opened 34 corporate-owned stores, consisting of three in Canada and 31 in the United States;

•	New stores opened during fiscal 2007 prior to sales from such stores becoming part of our comparable store sales base contributed $34.3 million, or 14%, of the increase. This consisted of five stores in Canada and 21 stores in the United States; and

•	The acquisition of two Victoria, British Columbia and one Bellevue, Washington franchise stores in September 2008 contributed $3.7 million, or 2%, of the increase.

The increase was partially offset by comparable store sales decline in fiscal 2008, resulting in a $0.2 million decrease to net revenue. Assuming the average exchange rate between the Canadian and U.S. dollar in fiscal 2007 remained constant, our comparable store sales would have increased 3% in fiscal 2008 and contributed $7.5 million, or 3%, of the increase.

Franchises.  Net revenue from our franchises segment decreased $1.9 million, or 11%, to $16.2 million in fiscal 2008 from $18.1 million in fiscal 2007. The decrease in net revenue from our franchises segment consisted primarily of franchises net revenue of $2.7 million that shifted to corporate-owned stores net revenue when we acquired two franchise stores in Victoria, British Columbia and one franchise store in Bellevue, Washington. This was partially offset by increased franchise revenue of $0.8 million from our one remaining Canadian franchise location and four franchise locations in the United States.

Other.  Net revenue from our other segment increased $10.4 million, or 91%, to $21.7 million in fiscal 2008 from $11.4 million in fiscal 2007. The following contributed to the $10.4 million increase in net revenue from our other segment:

•	temporary store locations opened in fiscal 2008 contributed sales revenue of $3.2 million;

•	an additional warehouse sale in fiscal 2008 contributed increased sales revenue of $2.8 million;

•	two new outlet locations opened in fiscal 2008 contributed sales revenue of $2.0 million;

•	new and existing wholesale accounts contributed $1.2 million of the increase;

•	showroom sales revenue increased $0.9 million; and

•	phonesale revenue accounted for $0.4 million of the increase.

Gross Profit

Gross profit increased $34.1 million, or 24%, to $179.1 million in fiscal 2008 from $144.9 million in fiscal 2007. The increase in gross profit was driven principally by:

•	an increase of $75.1 million in net revenue from our corporate-owned stores segment; and

•	an increase of $10.4 million in net revenue from our other segment.

This amount was partially offset by:

•	an increase in product costs of $28.8 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $12.8 million related to an increase in corporate-owned stores;

•	an increase in depreciation of $4.4 million primarily related to an increase in corporate-owned stores;

•	an increase of $2.1 million in expenses related to our production, design and merchandising departments;

•	a decrease of $1.9 million in net revenue from our franchise segment; and

•	an increase of $1.4 million in expenses related to distribution costs as a result of increased production to support our growth.

Gross profit, as a percentage of net revenue, or gross margin, decreased 3.0%, to 50.7% in fiscal 2008 from 53.7% in fiscal 2007. The decrease in gross margin resulted from:

•	an increase in occupancy costs as a percentage of net revenue that contributed to a decrease in gross margin of 2.0% as a result of decreased sales per store and a resulting deleverage on fixed occupancy costs;

•	an increase in store depreciation expense as a percentage of net revenue in fiscal 2008 compared to fiscal 2007 as a result of new store openings in new markets, which contributed to a decrease in gross margin of 0.7%;

•	an increase in product costs as a percentage of net revenue that contributed to a decrease in gross margin of 0.3%, primarily due to an increase in corporate-owned store product costs and increased mark-downs in consideration of the current economic climate; and

•	an increase in expenses related to our production, design and merchandising departments as a percentage of net revenue in fiscal 2008 compared to fiscal 2007, which contributed to a decrease in gross margin of 0.1%.

Our costs of goods sold in fiscal 2008 and fiscal 2007 included $0.8 million and $0.7 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $24.7 million, or 26%, to $118.1 million in fiscal 2008 from $93.4 million in fiscal 2007. As a percentage of net revenue, selling, general and administrative expenses decreased 1.2%, to 33.4%, in 2008 from 34.6% in 2007. Of the $24.7 million increase in selling, general and administrative expenses:

•	$8.7 million resulted from an increase in store employee compensation related to opening additional corporate-owned stores;

•	$7.0 million resulted from an increase in other store operating expenses primarily related to an increase of $2.6 million in employee costs such as commissions, bonuses, benefits and other employee costs, $1.6 million in credit card fees, $1.0 million in communications, phone and fax expense, $0.8 million in occupancy cost, $0.6 million in repairs and maintenance expense, and $0.3 million in travel expense;

•	$4.9 million resulted from an increase in corporate compensation principally due to hiring of additional employees to support our growth;

•	$3.2 million resulted from an increase in depreciation related to property and equipment at the store support centre, including depreciation our recently implemented software systems;

•	$2.3 million resulted from an increase in professional fees as a result of increased regulatory requirements associated with being a public company such as advisory fees for internal control compliance and legal fees; and

•	$0.6 million resulted from an increase in stock-based compensation expense.

This amount was partially offset by a decrease in distribution costs of $1.6 million and a decrease in foreign exchange losses of $0.4 million.

Our selling, general and administrative expenses in fiscal 2008 and fiscal 2007 included $5.8 million and $5.2 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $5.0 million, or 10%, to $56.6 million in fiscal 2008 from $51.6 million in fiscal 2007. The increase of $5.0 million in income from operations for fiscal 2008 was primarily due to a $34.1 million increase in gross profit resulting from sales from additional corporate-owned stores opened during fiscal 2008 and fiscal 2007, offset by an increase of $24.7 million in selling, general and administrative expenses and a $4.4 million provision for impairment and lease exit costs.

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

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $15.0 million, or 19%, to $94.9 million for fiscal 2008 from $79.8 million for fiscal 2007 primarily due to an increase in corporate-owned stores gross profit of $32.9 million, offset by an increase of $12.8 million in store employee expenses, $3.4 million in administrative expenses, and an increase of $1.2 million in other store expenses;

•	our franchises segment decreased $1.2 million, or 14%, to $7.5 million in fiscal 2008 from $8.8 million in fiscal 2007 primarily as a result of franchise income from operations of $1.8 million included in the comparative period shifting to corporate-owned stores income from operations when we acquired two franchise stores in Victoria, British Columbia and one franchise store in Bellevue, Washington, partially offset by increased franchise income from operations of $0.6 million from our remaining franchise locations; and

•	our other segment increased $6.3 million, or 113%, to $11.9 million in fiscal 2008 from $5.6 million in fiscal 2007 primarily due to an increase in revenue of $10.4 million, offset by an increase of $4.1 million in product costs.

Income from operations also includes general corporate expenses. General corporate expenses increased $15.0 million, or 35%, to $57.7 million in fiscal 2008 from $42.7 million in fiscal 2007 primarily due to an increase in corporate employee costs of $4.8 million, a provision for impairment and lease exit costs of $4.4 million, an increase in depreciation and amortization expense of $3.2 million, and an increase in other corporate expenses of $2.6 million.

Our $4.4 million provision for impairment and lease exit costs was a result of management’s review of our portfolio of corporate-owned store locations. In conjunction with our ongoing evaluation to ensure that each of our corporate-owned stores fit into our long-term growth strategy we closed one of our corporate-owned stores in the fourth quarter of fiscal 2008. We recorded a $0.7 million charge related to this closure, which included a $0.5 million asset impairment and a $0.2 million accrual for lease exit costs. The fair market values were estimated using an expected present value technique. We identified four other corporate-owned store locations where the carrying amount of the assets exceeded management’s estimate of the fair value of the location. Asset impairment of $2.5 million was recorded as at February 1, 2009 related to these locations. Further, we accrued $1.2 million for lease exit costs related to certain locations which management has identified as underperforming corporate-owned store locations.

Other Income, Net

Other income, net decreased $0.2 million, or 20%, to $0.8 million in fiscal 2008 from $1.0 million in fiscal 2007. Of the $0.2 million decrease in other income, net:

•	$0.2 million resulted from a decrease in interest income; and

•	$0.1 million resulted from an increase in equity loss associated with our investment in Australia.

This amount was partially offset by a $0.1 million decrease in interest expense.

Provision for Income Taxes

Provision for income taxes decreased $3.6 million, or 17%, to $16.9 million in fiscal 2008 from $20.5 million in fiscal 2007. In fiscal 2008, our effective tax rate was 29.4% compared to 38.9% in fiscal 2007. The reduction in the effective tax rate in fiscal 2008 resulted from the decrease in the Canadian corporate tax rate from 35% to 32% as well as the release of the valuation against U.S. loss carryforwards.

Net Income

Net income increased $8.5 million, or 28%, to $39.4 million in fiscal 2008 from $30.8 million in fiscal 2007. The increase in net income of $8.5 million in fiscal 2008 was a result of an increase in gross profit of $34.1 million resulting from sales from additional corporate-owned stores opened and an increase of $3.5 million in provision for income taxes, offset by increases in selling, general and administrative expenses of $24.7 million and a $4.4 million provision for impairment and lease exit costs.

Comparison of Fiscal 2007 to Fiscal 2006

Net Revenue

Net revenue increased $122.0 million, or 82%, to $269.9 million in fiscal 2007 from $148.0 million in fiscal 2006. This increase was primarily the result of increased comparable store sales, sales from new stores opened, and the strengthening of the average exchange rate for the Canadian dollar against the U.S. dollar during the period. Assuming the average exchange rate between the Canadian and United States dollars in fiscal 2006 remained constant, our net revenue would have increased $104.5 million, or 71%, in fiscal 2007.

	Fiscal Year Ended
	February 3,	January 31,
	2008	2007
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$240,441	$119,812
Franchises	18,141	21,360
Other	11,360	6,792

Total net revenue	$269,942	$147,964

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $120.6 million, or 101%, to $240.4 million in fiscal 2007 from $119.8 million in fiscal 2006. The following contributed to the $120.6 million increase in net revenue from our corporate-owned stores segment:

•	Comparable store sales growth of 34% in fiscal 2007 contributed $39.6 million, or 32%, of the increase. Assuming the average exchange rate between the Canadian and U.S. dollar in fiscal 2006 remained constant, our comparable store sales would have increased 24% in fiscal 2007 and contributed $28.6 million, or 23%, of the increase. The increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name;

•	New stores opened during fiscal 2007 contributed $29.8 million, or 24.3%, of the increase. During fiscal 2007, we opened 26 corporate-owned stores, consisting of five in Canada and 21 in the United States;

•	New stores opened during fiscal 2006 prior to sales from such stores becoming part of our comparable store sales base contributed $28.1 million, or 22.9%, of the increase. This consisted of five stores in Canada and five stores in the United States;

•	The acquisition of three Calgary franchise stores in April 2007 contributed $22.8 million, or 18.6%, of the increase; and

•	The inclusion of three additional days in our fiscal year in order to align our year-end to a 52/53 week fiscal year contributed an additional $2.5 million.

Franchises.  Net revenue from our franchises segment decreased $3.3 million, or 15%, to $18.1 million in fiscal 2007 from $21.4 million in fiscal 2006. The decrease in net revenue from our franchises segment consisted primarily of franchises net revenue of $9.7 million that shifted to corporate-owned stores net revenue when we acquired three franchise stores in Calgary. This was partially offset by increased franchise revenue of $6.5 million from our remaining franchise locations and one new franchise location in the United States and one new location in Australia.

Other.  Net revenue from our other segment increased $4.6 million, or 67%, to $11.4 million in fiscal 2007 from $6.8 million in fiscal 2006. The following contributed to the $4.6 million increase in net revenue from our other segment:

•	new and existing wholesale accounts contributed $1.7 million of the increase;

•	showroom sales revenue increased $1.7 million;

•	phone sale revenue accounted for $0.6 million of the increase; and

•	warehouse sales revenue increased $0.6 million.

Gross Profit

Gross profit increased $69.2 million, or 91%, to $144.9 million in fiscal 2007 from $75.7 million in fiscal 2006. The increase in gross profit was driven principally by:

•	an increase of $120.6 million in net revenue from our corporate-owned stores segment; and

•	an increase of $4.6 million in net revenue from our other segment.

This amount was partially offset by:

•	an increase in product costs of $37.9 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $7.6 million related to an increase in corporate-owned stores;

•	a decrease in franchise revenue of $3.3 million primarily related to our acquisition of three franchise locations in Calgary;

•	an increase in depreciation of $3.1 million primarily related to an increase in the number of corporate-owned stores;

•	an increase of $2.9 million in expenses related to our production, design and merchandising departments;

•	an increase of $2.0 million in expenses related to distribution costs as a result of increased production to support our growth.

Gross profit as a percentage of net revenue, or gross margin, increased 2.5%, to 53.7% in fiscal 2007 from 51.2% in fiscal 2006. The increase in gross margin resulted from:

•	a reduction in product costs as a percentage of net revenue that contributed to an increase in gross margin of 1.8%, primarily related to our acquisition of three franchise stores in Calgary;

•	a decrease in expenses related to our production, design and distribution departments (including stock-based compensation expense) as a percentage of net revenue in fiscal 2007 compared to fiscal 2006, which contributed to an increase in gross margin of 0.7%; and

•	a decrease in occupancy costs as a percentage of net revenue that contributed to an increase in gross margin of 0.1%.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $41.6 million, or 80%, to $93.4 million in fiscal 2007 from $51.9 million in fiscal 2006. As a percentage of net revenue, selling, general and administrative expenses decreased 0.5%, to 34.6%, in 2007 from 35.1% in 2006. Of the $41.6 million increase in selling, general and administrative expenses:

•	$17.1 million resulted from an increase in store employee compensation related to opening additional corporate-owned stores;

•	$7.4 million resulted from an increase in corporate compensation principally due to hiring of additional employees to support our growth;

•	$13.5 million resulted from an increase in other operating expenses primarily related to an increase of $4.0 million in distribution costs, $1.7 million in credit card fees, $1.5 million in supplies, $1.2 million in packaging costs, $1.8 million in marketing costs, $1.0 million in repairs and maintenance $1.0 million in miscellaneous expense, $0.7 million in communications costs, $0.3 million in insurance costs and $0.2 million in meals and entertainment;

•	$2.9 million resulted from an increase in stock-based compensation expense;

•	$1.4 million resulted from an increase in other operating expenses such as travel expenses and rent associated with corporate facilities; and

•	a foreign exchange loss of $0.7 million.

This amount was partially offset by a decrease in professional fees of $1.4 million.

Our selling, general and administrative expenses in fiscal 2007 and fiscal 2006 included $5.2 million and $2.5 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $35.0 million, or 210%, to $51.6 million in fiscal 2007 from $16.6 million in fiscal 2006. The increase of $35.0 million in income from operations for fiscal 2007 was primarily due to a $69.2 million increase in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened during fiscal 2006 and fiscal 2007, the settlement of a lawsuit in fiscal 2006 of $7.2 million, and partially offset by an increase of $41.6 million in selling, general and administrative expenses.

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

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $42.4 million, or 113%, to $79.8 million for fiscal 2007 from $37.4 million for fiscal 2006 primarily due to an increase in corporate-owned stores gross profit of $68.5 million, offset by an increase of $17.1 million in store employee expenses and an increase of $9.0 million in other store expenses;

•	our franchises segment decreased $1.9 million, or 18%, to $8.8 million in fiscal 2007 from $10.7 million in fiscal 2006 primarily as a result of franchises income from operations of $4.5 million included in the comparative period shifting to corporate-owned stores income from operations when we acquired three franchise stores in Calgary, partially offset by increased franchise income from operations of $2.6 million from our remaining franchise locations; and

•	our other segment increased $2.9 million, or 108%, to $5.6 million in fiscal 2007 from $2.7 million in fiscal 2006 primarily due to an increase in revenue of $4.6 million, offset by an increase of $3.0 million in product costs.

Income from operations also includes general corporate expenses. General corporate expenses increased $10.3 million, or 32%, to $42.7 million in fiscal 2007 from $32.4 million in fiscal 2006 primarily due to an increase in corporate employee costs of $6.0 million, an increase in depreciation and amortization expense of $0.6 million, and an increase in other corporate expenses of $1.4 million, partially offset by a $1.4 million decrease in professional fees.

Other Income, net

Interest income increased $1.0 million, to $1.2 million in fiscal 2007 from $0.2 million in fiscal 2006 due to higher average cash balances.

Interest expense increased $0.1 million, to $0.2 million in fiscal 2007 from $0.1 million in fiscal 2006 due to higher average borrowings on our line of credit.

Provision for Income Taxes

Provision for income taxes increased $11.7 million, to $20.5 million in fiscal 2007 from $8.8 million in fiscal 2006. In fiscal 2007, our effective tax rate was 38.9% compared to 52.3% in fiscal 2006. In both fiscal 2006 and fiscal 2007, we generated losses in the United States which we were unable to offset against our income in Canada for tax purposes. In fiscal 2006 and fiscal 2007, we also incurred stock-based compensation expenses of $2.6 million and $5.9 million, respectively, a portion of which were not deductible for tax purposes during these periods.

Net Income

Net income increased $23.2 million, to $30.8 million in fiscal 2007 from $7.7 million in fiscal 2006. The increase in net income of $23.2 million in fiscal 2007 was a result of an increase in gross profit of $69.2 million resulting from increased comparable store sales, additional sales from corporate-owned stores opened and the strengthening of the average rate for the Canadian dollar against the U.S. dollar during the period and the settlement of a lawsuit in fiscal 2006 of $7.2 million, offset by increases in selling, general and administrative expenses of $41.5 million and an increase of $11.7 million in provision for income taxes.

Seasonality

In fiscal 2008, fiscal 2007 and fiscal 2006, we recognized a significant amount of our net revenue in the fourth quarter due to significant increases in sales during the holiday season. We recognized 29%, 39% and 35% of our full year gross profit in the fourth quarter in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Despite the fact that we have experienced a significant amount of our net revenue and gross profit in the fourth quarter of our fiscal year, we believe that the true extent of the seasonality or cyclical nature of our business may have been overshadowed by our rapid growth to date.

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

As of February 1, 2009, our working capital (excluding cash and cash equivalents) was $14.9 million and our cash and cash equivalents was $56.8 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Fiscal Year Ended
	February 1,	February 3,	January 31,
	2009	2008	2007
	(In thousands)

Total cash provided by (used in):
Operating activities	$46,443	$36,481	$25,449
Investing activities	(46,795)	(35,235)	(13,350)
Financing activities	13,461	31,412	669
Effect of exchange rate changes	(8,857)	4,393	(616)

Increase in cash and cash equivalents	$4,252	$37,051	$12,152

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

In fiscal 2008, cash provided by operating activities increased $10.0 million, to $46.4 million compared to cash provided by operating activities of $36.5 million in fiscal 2007. The $10.0 million increase was primarily a result of increased net income as we expanded our store base and a net decrease in the change in other working capital balances, partially offset by a decrease in items not affecting cash. The net decrease in the change in other working capital balances was primarily due to an increase in accrued liabilities resulting from a provision for impairment and lease exit costs and was partially offset by an increase in the change in inventories as we build up spring and summer inventories for a larger store base. The decrease in items not affecting cash was primarily due to decreases in excess tax benefits from stock-based compensation and deferred income taxes, and was partially offset by an increase in depreciation and amortization related to our increased store base.

Depreciation and amortization relate almost entirely to leasehold improvements, furniture and fixtures, computer hardware and software, equipment and vehicles in our stores and other corporate buildings.

Depreciation and amortization increased $7.5 million to $15.8 million in fiscal 2008 from $8.2 million in fiscal 2007. Depreciation for our corporate-owned store segment was $10.6 million, $6.1 million and $3.1 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Depreciation related to corporate activities was $5.3 million, $2.1 million and $1.1 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We have not allocated any depreciation to our franchises or other segments as these amounts to date have been immaterial.

Investing Activities

Investing Activities relate entirely to capital expenditures, investments in and advances to franchises, and acquisitions of franchised stores.

Cash used in investing activities increased $11.6 million, to $46.8 million in fiscal 2008 from $35.2 million in fiscal 2007. This increase in cash used in investing activities represents an increase in the number of new stores as well as store improvements on a larger store base. Capital expenditures for our corporate-owned stores segment were $30.1 million in fiscal 2008 which included $27.0 million to open 34 corporate-owned stores (not including three acquired franchise stores), and $20.7 million in fiscal 2007, which included $17.0 million to open 28 stores (not including three acquired franchise store). The remaining capital expenditures for our corporate-owned stores segment in each period were for ongoing store refurbishment. Capital expenditures related to corporate activities and administration were $10.9 million and $9.3 million in fiscal 2008 and fiscal 2007, respectively. The capital expenditures in each period for corporate activities and administration were for improvements at our head office and other corporate buildings as well as investments in information technology. There were no capital expenditures associated with our franchises and other segments. Investment in and advances to franchises are to LULULEMON ATHLETICA (AUSTRALIA) PTY LTD. In fiscal 2008, fiscal 2007 and fiscal 2006, we purchased our franchises in Victoria, British Columbia and Bellevue, Washington for $3.4 million, Calgary, Alberta for $5.6 million and Portland, Oregon for $0.5 million, respectively.

Capital expenditures are expected to range between $12.0 million to $13.0 million in fiscal 2009, including approximately $3.2 million for approximately six new stores, approximately $4.0 million for information technology enhancements and the remainder for ongoing store maintenance and for corporate activities. This does not include capital expenditures for our internet retail website which we expect to launch in early 2009.

Financing Activities

Financing Activities consist primarily of costs related to our initial public offering, cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities decreased $18.0 million, to $13.5 million in fiscal 2008 from $31.4 million in fiscal 2007. The decrease in cash provided by financing activities was primarily due to a decrease of $31.4 million in proceeds from our initial public offering, net of offering costs offset by an increase of excess tax benefits from stock-based compensation of $12.0 million and proceeds from exercise of stock options $1.4 million.

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

Revolving Credit Facility

In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. The revolving credit facility must be repaid in full on demand and is available by way of prime loans in Canadian currency, U.S. base rate loans in U.S. currency, bankers’ acceptances, LIBOR based loans in U.S. currency or Euro currency, letters of credit in Canadian currency or U.S. currency and letters of guaranty in Canadian currency or U.S. currency. The revolving credit facility bears interest on the outstanding balance in accordance with the following: (i) prime rate for prime loans; (ii) U.S. base rate for U.S. based loans; (iii) a fee of 1.125% per annum on bankers’ acceptances; (iv) LIBOR plus 1.125% per annum for LIBOR based loans; (v) a 1.125% annual fee for letters of credit; and (vi) a 1.125% annual fee for letters of guaranty. Both lululemon usa inc. and lululemon FC USA inc., Inc. provided Royal Bank of Canada with guarantees and postponements of claims in the amounts of CDN$20.0 million with respect to lululemon athletica canada inc.’s obligations under the revolving credit facility. The revolving credit facility is also secured by all of our present and after acquired personal property, including all intellectual property and all of the outstanding shares we own in our subsidiaries. As of February 1, 2009, aside from the letters of credit and guarantees, we had $nil in borrowings outstanding under this credit facility.

Contractual Obligations and Commitments

Leases.  We lease certain corporate-owned store locations, storage spaces, building and equipment under non-cancelable operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. Our leases expire at various dates between 2009 and 2019, excluding extensions at our option. A substantial number of our leases for corporate-owned store premises include renewal options and certain of our leases include rent escalation clauses, rent holidays and leasehold rental incentives, none of which are reflected in the following table. Most of our leases for corporate-owned store premises also include contingent rental payments based on sales volume, the impact of which also are not reflected in the following table. During the third quarter of fiscal 2008 we were released from our contractual obligation related to the new store support center head office location in Vancouver, British Columbia. The following table summarizes our contractual arrangements as of February 1, 2009, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Year Ending
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)

Operating Leases (minimum rent)*	$211,598	$23,754	$24,439	$23,270	$23,624	$23,522	$92,989

*	Includes $250, $250 and $270 for each of the years ending in 2010, 2011 and thereafter for one store lease which was terminated on May 15, 2007.

Franchise Agreements.  As of February 1, 2009, we operated five stores in North America and five stores in Australia through franchise agreements. Under the terms of our franchise agreements, unless otherwise approved by us, franchisees are permitted to sell only lululemon athletica products, are required to purchase their inventory from us, which we sell at a slight premium to our cost, and are required to pay us a royalty based on a percentage of their gross sales. Additionally, under some of our franchise agreements, we have the ability to repurchase franchises at a price equal to a specified percentage of trailing 12-month sales. During the year ended January 31, 2007, we and a franchisee mutually terminated our franchise agreement. The franchisee had commenced operations during the prior year. We paid the franchisee a negotiated amount of $527,590 that was recognized as a loss on the termination of the agreement and charged to selling, general and administrative expenses. The amount represented compensation for working capital that we abandoned and the return of the initial franchise fee of $10,000.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of February 1, 2009, letters of credit and letters of guarantee totaling $1.7 million have been issued.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition.  Net revenue is comprised of corporate-owned store net revenue, which includes sales to customers through corporate-owned stores (including stores operated by our majority-owned joint venture), franchise licensing fees and royalties as well as sales of products to franchisees, and other net revenue, which includes sales to wholesale accounts, telephone sales, warehouse sales and sales from company-operated showrooms, in each case, less returns and discounts. Sales to customers through corporate-owned stores are recognized at the point of sale, net of an estimated allowance for sales returns. Franchise licensing fees and royalties are recognized when earned, in accordance with the terms of the franchise/license agreements. Royalties are based on a percentage of the franchisees’ sales and recognized when those sales occur. Franchise fee net revenue arising from the sale of a franchise is recognized when the agreement has been signed and all of our substantial obligations have been completed. Other net revenue, generated by sales to wholesale accounts, telephone sales, including related shipping and handling charges, and showroom sales are recognized when those sales occur, net of an estimated allowance for sales returns. Other net revenue related to warehouse sales are recognized when these sales occur. Amounts billed to customers for shipping and handling are recognized at the time of shipment.

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

Inventory.  Inventory is valued at the lower of cost and market. Cost is determined using weighted-average costs. For finished goods and work-in-process, market is defined as net realizable value, and for raw materials, market is defined as replacement cost. Cost of inventories includes all costs incurred to deliver inventory to our distribution centers including freight, duty and other landing costs. During fiscal 2006, we initiated a new purchasing strategy that requires our manufacturers to acquire the raw materials used in the manufacturing of our apparel products. Because we will no longer be required to acquire these raw materials, we expect raw materials and work in process inventories to decline.

We periodically review our inventories and make provisions as necessary to appropriately value obsolete or damaged goods. The amount of the markdown is equal to the difference between the book cost of the inventory and its estimated market value based upon assumptions about future demands, selling prices and market conditions. In fiscal 2008, we wrote-off $0.9 million of inventory and in fiscal 2007 we wrote-off $0.8 million of inventory.

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

We account for asset retirement obligations under FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 requires recognition of a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. Our AROs are primarily associated with leasehold improvements which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings. Prior to fiscal 2008 these obligations were not material.

We account for lease termination costs under FASB Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. We estimate fair value at the cease-use date of its operating leases as the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even where we does not intend to enter into a sublease. Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from that used in the initial estimate. Lease exit costs are included in provision for impairment and lease exit costs.

Long-Lived Assets.  Long-lived assets, including intangible assets with finite useful lives, held for use are evaluated for impairment when the occurrence of events or changes in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their net book value to the estimated future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in earnings in the period that the impairment is determined. Long-lived assets, including intangible assets with finite useful lives, held for sale are reported at the lower of the carrying value of the asset and fair value less cost to sell. Any write-downs to reflect fair value less selling cost is recognized in income when the asset is classified as held for sale. Gains or losses on assets held for sale and asset dispositions are included in provision for impairment and lease exit costs.

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

On February 1, 2007 the Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions.

The recognition of a deferred income tax asset is based upon several assumptions and management forecasts, including current and proposed tax legislation, current and anticipated taxable income, utilization of previously unrealized non-operating loss carry forwards and regulatory reviews of tax filings. Given the judgments and estimates required and the sensitivity of the results to the significant assumptions used, we believe the accounting estimates used in relation to the recognition of deferred income tax assets are subject to measurement uncertainty and are susceptible to a material change if the underlying assumptions change.

We file income tax returns in the United States, Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At February 1, 2009, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Our intercompany transfer pricing policies will be subject to audits by various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.

Goodwill and Intangible Assets.  Intangible assets are recorded at cost. Non-competition agreements are amortized on a straight-line basis over their estimated useful life of five years. Reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives of 10 years. Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired and is not amortized. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or more frequently when an event or circumstance indicates that goodwill or indefinite useful live intangible assets might be impaired. We use our best estimates and judgment based on available evidence in conducting the impairment testing. When the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess of the carrying value over its fair market value.

Stock-Based Compensation.  We account for stock-based compensation using the fair value method as required by Statement of Financial Accounting Standards No. 123 — (Revised 2004), “Share Based Payments” (“SFAS 123(R)”). The fair value of awards granted is estimated at the date of grant and recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. Our calculation of stock-based compensation requires us to make a number of complex and subjective estimates and assumptions, including future forfeitures, stock price volatility, expected life of the options and related tax effects. Prior to our initial public offering, our board of directors determined the estimated fair value of our common stock on the date of grant based on a number of factors, most significantly our implied enterprise value based upon the purchase price of our securities sold in December 2005 pursuant to an arms-length private placement to a group of private equity investors. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards, size of option holder group and anticipated employee retention. Actual results may differ substantially from these estimates. Expected volatility of the stock is based on our review of companies we believe of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. For awards with service and/or performance conditions, the total amount of compensation expense to be recognized is based on the number of awards that are expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, we recognize the compensation expense over the requisite service period as determined by a range of probability weighted outcomes. For awards with market and or performance conditions, all compensation expense is recognized if the underlying market or performance conditions are fulfilled. Certain employees are entitled to share-based awards from one of our stockholders. These awards are accounted for as employee compensation expense in accordance with the above noted policies. We commenced applying SFAS 123(R) when we introduced share based awards for our employees in the year ended January 31, 2006.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 on February 4, 2008 and did not elect the fair value option for any of its eligible financial assets or liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities in the first two quarters of fiscal 2008 did not have a material impact on our consolidated financial statements. We are currently evaluating the impact of the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We do not believe the adoption of SFAS 141R will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of February 1, 2009, we operated 42 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during fiscal 2008, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. The 2% depreciation in the relative value of the U.S. dollar compared to the Canadian dollar in fiscal 2008 versus fiscal 2007 has resulted in lost income from operations of approximately $3.7 million for fiscal 2008. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of February 1, 2009, we had no outstanding borrowings under our revolving facility. We had small outstanding balances under our revolving facility during fiscal 2008 as we built inventory and working capital for the holiday selling season, but we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of lululemon athletica inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of lululemon athletica inc. as at February 1, 2009 and February 3, 2008, and the results of its operations and its cash flows for each of the years in the three year period ended February 1, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at February 1, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting under Item 9A of its Annual Report on Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits (which was an integrated audit for the year ended February 1, 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC

March 25, 2009

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	February 1,	February 3,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$56,796,981	$52,544,971
Accounts receivable	4,029,032	4,302,430
Inventories	52,050,891	37,931,990
Prepaid expenses and other current assets	4,111,024	2,518,692
Assets of discontinued operations	—	3,038,498

	116,987,928	100,336,581
Property and equipment, net	61,661,813	43,604,970
Goodwill and intangible assets, net	8,160,334	8,118,588
Deferred income taxes	19,373,559	1,124,595
Other non-current assets	5,452,735	1,907,503

	$211,636,369	$155,092,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,269,423	$5,397,102
Accrued liabilities	22,103,034	7,247,055
Accrued compensation and related expenses	5,861,807	7,986,463
Income taxes payable	2,133,036	5,719,804
Unredeemed gift card liability	9,277,536	8,113,953
Other current liabilities	690,081	780,851
Liabilities of discontinued operations	—	895,249

	45,334,917	36,140,477
Other non-current liabilities	11,300,713	6,721,213
Deferred income taxes	158,054	196,538

	56,793,684	43,058,228

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000,000 shares authorized, issued and outstanding 19,517,370 and 20,935,041	—	—
Special voting stock, $0.00001 par value, 30,000,000 shares authorized, issued and outstanding 19,517,370 and 20,935,041	195	209
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 50,422,315 and 46,684,700	504,223	466,847
Additional paid-in capital	155,960,785	136,004,955
Retained earnings	9,528,271	(29,834,956)
Accumulated other comprehensive income	(11,150,789)	5,396,954

	154,842,685	112,034,009

	$211,636,369	$155,092,237

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 1,	February 3,	January 31,
	2009	2008	2007

Net revenue	$353,488,212	$269,942,362	$147,964,195
Cost of goods sold	174,420,844	125,014,988	72,249,501

Gross profit	179,067,368	144,927,374	75,714,694
Operating expenses:
Selling, general and administrative expenses	118,098,347	93,376,167	51,862,736
Provision for impairment and lease exit costs	4,404,855	—	—
Settlement of lawsuit	—	—	7,228,310

Income from operations	56,564,166	51,551,207	16,623,648
Other income (expense), net	821,412	1,029,118	104,404

Income before provision for income taxes	57,385,578	52,580,325	16,728,052
Provision for income taxes	16,883,986	20,464,444	8,751,675

Net income from continuing operations	40,501,592	32,115,881	7,976,377
Net loss from discontinued operations	(1,138,365)	(1,273,429)	(310,046)

Net income	$39,363,227	$30,842,452	$7,666,331

Basic earnings (loss) per share
Continuing operations	$0.59	$0.48	$0.12
Discontinued operations	(0.02)	(0.02)	—

Net basic earnings per share	$0.57	$0.46	$0.12

Diluted earnings (loss) per share
Continuing operations	$0.57	$0.47	$0.12
Discontinued operations	(0.02)	(0.02)	—

Net diluted earnings per share	$0.55	$0.45	$0.12

Basic weighted-average number of shares outstanding	68,710,746	66,430,022	65,156,625
Diluted weighted-average number of shares outstanding	70,942,424	69,297,878	65,303,839

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Special Voting						Accumulated
	Exchangeable Stock		Stock		Common Stock		Additional		Other
		Par		Par		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balance at January 31, 2006	20,935,041	$—	20,935,041	$209	44,152,390	$441,524	$95,395,034	$(68,343,726)	$558,743	$28,051,784
Stock issued for cash and services					138,388	1,384	633,043			634,427
Comprehensive income:
Net income								7,666,331		7,666,331
Foreign currency translation adjustment									(1,615,308)	(1,615,308)

Comprehensive income										6,051,023
Stock-based compensation							2,641,564			2,641,564

Balance at January 31, 2007	20,935,041	$—	20,935,041	$209	44,290,778	$442,908	$98,669,641	$(60,677,395)	$(1,056,565)	$37,378,798
Comprehensive income:
Net income								30,842,439		30,842,439
Foreign currency translation adjustment									6,453,519	6,453,519

Comprehensive income										37,295,958
Stock-based compensation							5,947,097			5,947,097
Common stock issued for cash net of transaction costs					2,290,909	22,909	31,334,598			31,357,507
Restricted stock issuance					10,458	105	(105)			—
Stock option exercises					92,555	925	53,724			54,649

Balance at February 3, 2008	20,935,041	$—	20,935,041	$209	46,684,700	$466,847	$136,004,955	$(29,834,956)	$5,396,954	$112,034,009
Comprehensive income:
Net income								39,363,227		39,363,227
Foreign currency translation adjustment									(16,547,743)	(16,547,743)

Comprehensive income										22,815,484
Stock-based compensation							6,532,308			6,532,308
Excess tax benefit from stock-based compensation							12,024,413			12,024,413
Common stock issued upon exchange of exchangeable shares	(1,417,671)	—	(1,417,671)	(14)	1,417,671	14,177	(14,163)			1,436,471
Restricted stock issuance					9,321	93	(93)			—
Stock option exercises					2,310,623	23,106	1,413,365			—

Balance at February 1, 2009	19,517,370	$—	19,517,370	$195	50,422,315	$504,223	$155,960,785	$9,528,271	$(11,150,789)	$154,842,685

See accompanying notes to the consolidated financial statements

,

lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 1,	February 3,	January 31,
	2009	2008	2007

Cash flows from operating activities
Net income	$39,363,227	$30,842,452	$7,666,331
Net loss from discontinued operations	1,138,365	1,273,429	310,046

Net income from continuing operations	40,501,592	32,115,881	7,976,377
Items not affecting cash
Depreciation and amortization	15,822,950	8,291,254	4,586,646
Stock-based compensation	6,532,308	5,947,097	2,641,564
Provision for impairment and lease exit costs	4,404,855	—	229,950
Deferred income taxes	(6,441,402)	1,798,882	(3,076,876)
Excess tax benefits from stock-based compensation	(12,024,413)	—	—
Other, including net changes in other non-cash balances	(3,363,035)	(9,034,274)	13,903,119

Net cash provided by operating activity — continuing operations	45,432,855	39,118,840	26,260,780
Net cash provided by (used in) operating activity — discontinued operations	1,004,919	(2,638,301)	840,510

	46,437,774	36,480,539	25,448,814
Cash flows from investing activities
Purchase of property and equipment	(40,530,459)	(29,126,067)	(12,532,013)
Investment in and advances to franchises	(2,863,353)	—	—
Acquisition of franchises	(3,401,633)	(5,559,179)	(511,850)

Net cash used in investing activity — continuing operations	(46,795,445)	(34,685,246)	(13,043,863)
Net cash used in investing activity — discontinued operations	—	(549,873)	(305,807)

	(46,795,445)	(35,235,119)	(13,349,670)

Cash flows from financing activities
Proceeds from exercise of stock options	1,436,471	54,649	—
Excess tax benefits from stock-based compensation	12,024,413	—	—
Payment of initial public offering costs	—	(6,992,309)	—
Funds received from principal stockholder loan	—	—	222,440
Capital stock issued for cash	—	38,349,817	446,419

Net cash provided by financing activity — continuing operations	13,460,884	31,412,157	668,859
Net cash provided by financing activity — discontinued operations	—	—	—

	13,460,884	31,412,157	668,859 ,

Effect of exchange rate changes on cash	(8,851,203)	4,393,563	(616,486)

Increase in cash and cash equivalents	4,252,010	37,051,140	12,151,517
Cash and cash equivalents from continuing operations, beginning of year	$52,544,971	$15,493,831	$3,877,017

Cash and cash equivalents from continuing operations, end of year	$56,796,981	$52,544,971	$15,493,831

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” or “LAI” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, independent franchises and a network of wholesale accounts. The Company’s primary markets are Canada, the United States and Australia, where 42, 61 and nil corporate-owned stores were in operation as at February 1, 2009, respectively. There were 103, 71 and 41 corporate-owned stores in operation as at February 1, 2009, February 3, 2008 and January 31, 2007 respectively.

Basis of presentation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company and its subsidiary companies during the three-year period ended February 1, 2009. The consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles (“GAAP”).

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

Through fiscal 2006, the Company’s fiscal year ended on January 31st in the year following the year mentioned. Commencing with fiscal 2007, the Company’s fiscal year will end on the Sunday closest to January 31st of the following year, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal 2008, 2007 and 2006 ended on February 1, 2009, February 3, 2008 and January 31, 2007, respectively.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of lululemon athletica inc. and its wholly-owned subsidiaries. The results of operations of Lululemon Japan Inc., are presented as discontinued operations following the Company’s wind-up of operations in Japan in the first quarter of fiscal 2008. All inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the Company’s results of operations for the periods reported and of its financial condition as of the date of the balance sheet have been included.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, bank balances and short-term deposits with original maturities of less than three months. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts, sales of material, royalties on sales owed to the Company by its franchisees and landlord deferred lease inducements. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable and is reviewed monthly. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As at February 1, 2009, February 3, 2008 and January 31, 2007 the Company recorded an insignificant allowance for doubtful accounts.

Inventories

Inventories, consisting of finished goods and raw materials, are stated at the lower of cost and market value. Cost is determined using weighted-average costs. For finished goods, market is defined as net realizable value, and for raw materials, market is defined as replacement cost. Cost of inventories includes acquisition and production costs including raw material and labor, as applicable, and all costs incurred to deliver inventory to the Company’s distribution centers including freight, non-refundable taxes, duty and other landing costs.

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

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired and is not amortized. Goodwill and intangible assets with indefinite lives are tested annually for impairment or more frequently when an event or circumstance indicates that goodwill of indefinite life intangible assets might be impaired. The Company’s operating segment for goodwill is its corporate-owned stores.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of long-lived assets

Long-lived assets, including intangible assets with finite lives, held for use are evaluated for impairment when the occurrence of events or a change in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their carrying value to the estimated future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in income in the period that the impairment is determined. Long-lived assets, including intangible assets with finite lives, held for sale are reported at the lower of the carrying value of the asset and fair value less cost to sell. Any write-downs to reflect fair value less selling cost is recognized in income when the asset is classified as held for sale. Gains or losses on assets held for sale and asset dispositions are included in provision for impairment and lease exit costs.

Leased property and equipment

The Company leases corporate-owned stores, distribution centers and administrative offices. Minimum rental payments, including any fixed escalation of rental payments and rent premiums, are amortized on a straight-line basis over the life of the lease beginning on the possession date. Rental costs incurred during a construction period, prior to store opening, are recognized as rental expense. The difference between the recognized rental expense and the total rental payments paid is reflected on the consolidated balance sheet as a deferred lease liability or a prepaid lease asset.

Deferred lease inducements, which include leasehold improvements paid for by the landlord and free rent, are recorded as liabilities on the consolidated balance sheet and recognized as a reduction of rent expense on a straight-line basis over the term of the lease.

Contingent rental payments based on sales volumes are recorded in the period in which the sales occur.

The Company accounts for asset retirement obligations under FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 requires recognition of a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings. Prior to fiscal 2008 these obligations were not material.

The Company accounts for lease termination costs under FASB Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The Company estimates fair value at the cease-use date of its operating leases as the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even where the Company does not intend to enter into a sublease. Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from that used in the initial estimate. Lease exit costs are included in provision for impairment and lease exit costs.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred revenue

Payments received from franchisees for goods not shipped as well as receipts from the sale of gift cards are treated as deferred revenue. Franchise inventory deposits are included in other current liabilities and recognized as sales when the goods are shipped. Amounts received in respect of gift cards are recorded as unredeemed gift card liability. When gift cards are redeemed for apparel, the Company recognizes the related revenue.

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

Cost of goods sold

Cost of goods sold includes the cost of merchandise, including in-bound freight, duty and nonrefundable taxes incurred in delivering the goods to the Company’s distribution centers. It also includes all occupancy costs such as minimum rent, contingent rent where applicable, property taxes, utilities and depreciation expense for the Company’s corporate-owned store locations and all costs incurred in operating the Company’s distribution centers and production and design departments. Production, design and distribution center costs include salaries and benefits as well as operating expenses, which include occupancy costs and depreciation expense for the Company’s distribution centers.

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

On February 1, 2007 the Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for recording in lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions.

The recognition of a deferred income tax asset is based primarily on management’s forecasts, including current and proposed tax legislation, current and anticipated taxable income, utilization of previously unrealized non-operating loss carryforwards and regulatory reviews of tax filings. Given the judgments and estimates required and the sensitivity of the results to the significant assumptions used, the accounting estimates used in relation to the recognition of deferred income tax assets are subject to measurement uncertainty and are susceptible to a material change if the underlying assumptions change.

We file income tax returns in the United States, Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At February 1, 2009, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Our intercompany transfer pricing policies will be subject to audits by various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.

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

Foreign currency transactions denominated in a currency other than an entity’s functional currency are remeasured into the functional currency with any resulting gains and losses included in income, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related parties, advances to and investments in franchise trade accounts payable, accrued liabilities, other liabilities, and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. All foreign exchange gains or losses were recorded in the income statement under selling, general and administrative expenses. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate foreign exchange gains (losses) included in income amount to $(109,831), $(543,350) and $183,471 for the years ended February 1, 2009, February 3, 2008 and January 31, 2007, respectively.

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

Stock-based compensation

The Company accounts for stock-based compensation using the fair value method as required by Statement of Financial Accounting Standards No. 123 — (Revised 2004), “Share Based Payments” (“SFAS 123(R)”). The fair value of awards granted is estimated at the date of grant and recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. For awards with service and/or performance conditions, the total amount of compensation expense to be recognized is based on the number of awards expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. For awards with market conditions, all compensation expense is recognized irrespective of whether such conditions are met.

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

Recently issued accounting standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted SFAS 159 on February 4, 2008 and did not elect the fair value option for any of its eligible financial assets or liabilities.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, however the SFASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities in the first two quarters of fiscal 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company does not believe the adoption of SFAS 141R will have a material impact on its consolidated financial statements.

Comparability

Certain comparative amounts have been reclassified to conform to the presentation adopted in the current period.

3	INVENTORIES

	February 1,	February 3,
	2009	2008

Finished goods	$52,827,534	$37,885,720
Raw materials	558,100	541,650
Provision to reduce inventory to market value	(1,334,743)	(495,380)

	$52,050,891	$37,931,990

4	PROPERTY AND EQUIPMENT

	February 1,	February 3,
	2009	2008

Leasehold improvements	$52,100,706	$32,922,397
Furniture and fixtures	16,580,624	13,597,272
Computers and software	19,410,740	12,648,125
Equipment and vehicles	279,330	243,404
Accumulated amortization	(26,709,587)	(15,806,228)

	$61,661,813	$43,604,970

Included in the cost of property and equipment are costs of $11,212,848 in fiscal 2008 and $6,052,786 in fiscal 2007 capitalized in connection with internally developed software as part of the Company’s ERP implementation.

Depreciation expense related to property and equipment was $14,818,642 in fiscal 2008, $7,321,583 in fiscal 2007 and $4,183,289 in fiscal 2006.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded a loss of $2,999,195 in fiscal 2008, nil in fiscal 2007 and $229,950 in fiscal 2006 in property and equipment for stores that were relocated or closed. These assets were previously used in the corporate-owned stores segment.

5	GOODWILL AND INTANGIBLE ASSETS

	February 1,	February 3,
	2009	2008

Goodwill	$738,242	$738,242
Changes in foreign currency exchange rates	35,886	224,376

	$774,128	$962,618

Intangibles
Reacquired franchise rights	$10,162,546	$7,566,037
Non-competition agreements	694,177	694,177
Accumulated amortization	(3,162,154)	(2,793,406)
Changes in foreign currency exchange rates	(308,363)	1,689,162

	7,386,206	7,155,970

Total goodwill and intangibles	$8,160,334	$8,118,588

Amortization expense related to intangible assets was $1,004,308, $1,019,150 and $435,223 for the years ended February 1, 2009, February 3, 2008 and January 31, 2007, respectively. The estimated aggregate amortization expense is as follows:

Fiscal Year Ending
2010	$994,423
2011	994,423
2012	994,423
2013	994,423
2014	846,921
2015 and beyond	2,561,593

$7,386,206

On September 15, 2008, the Company reacquired in an asset purchase transaction two franchised stores in Victoria, British Columbia for total cash consideration of $1,181,117 less working capital adjustments of $3,851 from a related party. The fair values of the net assets acquired were measured as if the transaction occurred with a arm’s length party. Included in the Company’s consolidated statement of operations for the year ended February 1, 2009, are the results of the two reacquired Victoria franchised stores from the date of acquisition through to February 1, 2009.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the preliminary fair values of the net assets acquired as of September 15, 2008:

Inventory	$306,058
Prepaid and other current assets	2,370
Property and equipment	261,497
Reacquired franchise rights	779,625

Total assets acquired	1,349,550
Unredeemed gift card liability	172,284

Total liabilities assumed	172,284

Net assets acquired	$1,177,266

On September 8, 2008, the Company reacquired in an asset purchase transaction a franchised store in Bellevue, Washington for total cash consideration of $2,067,604 plus working capital adjustments of $156,762. Included in the Company’s consolidated statement of operations for the year ended February 1, 2009, are the results of the reacquired Bellevue franchised store from the date of acquisition through to February 1, 2009.

The following table summarizes the preliminary fair values of the net assets acquired as of September 8, 2008:

Inventory	$234,488
Prepaid and other current assets	37,692
Property and equipment	249,233
Reacquired franchise rights	1,754,665

Total assets acquired	2,276,078
Unredeemed gift card liability	51,712

Total liabilities assumed	51,712

Net assets acquired	$2,224,366

On April 1, 2007, the Company reacquired in an asset purchase transaction three franchised stores in Calgary for $5,562,821. Included in the Company’s consolidated statement of operations for the year ended February 3, 2008 are the results of the three reacquired Calgary franchise stores from the date of acquisition through February 3, 2008.

The following table summarizes the fair values of the assets acquired on April 1, 2007:

Inventory	$407,355
Prepaid and other current assets	52,492
Property and equipment	500,274
Reacquired franchise rights	5,006,059

Total assets acquired	5,966,180
Unredeemed gift card liability	403,359

Total liabilities assumed	403,359

Net assets acquired	$5,562,821

The acquisition of the franchised stores is part of management’s vertical retail growth strategy. The reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives. The weighted-average remaining useful lives of the reacquired franchise rights was 7.46 years as at February 1, 2009 and 9.33 at February 3, 2008.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6	OTHER NON-CURRENT ASSETS

	February 1,	February 3,
	2009	2008

Prepaid rent and security deposits	$871,643	$893,756
Deferred lease cost	1,717,739	1,013,747
Advances to and investments in franchise	2,863,353	—

	$5,452,735	$1,907,503

During fiscal 2008 the Company entered into a Credit Agreement (the “Agreement”) with its Australian franchise partner, under which advances were provided by the Company to the franchisee. The Agreement provides for a secured non-revolving credit facility of up to AUD$3.9 million and funds are only advanced upon approval by the Company. As of February 1, 2009 a total of AUD$2.8 million has been drawn on the line of credit.

The loan is designated as held to maturity and bears interest at 8% per annum which will accrue and capitalize to the loan principal.

At the Company’s option, the loan is convertible into equity of the franchise three years after the effective date of the Agreement. If the Company does not elect to convert the loan at that time, the outstanding balance and interest is due and payable within six months.

7	ACCRUED LIABILITIES

	February 1,	February 3,
	2009	2008

Inventory purchases	$15,771,686	$3,062,890
Sales tax collected	1,681,022	2,132,053
Accrued rent	1,147,393	1,388,295
Lease exit costs	1,189,432	—
Other	2,313,501	663,817

	$22,103,034	$7,247,055

8	OTHER NON-CURRENT LIABILITIES

	February 1,	February 3,
	2009	2008

Deferred lease liability	$7,325,432	$3,585,695
Tenant Inducements	3,975,281	3,135,518

	$11,300,713	$6,721,213

9	LONG-TERM DEBT AND CREDIT FACILITIES

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

At February 1, 2009, there were no borrowings outstanding under this credit facility. As well, at February 1, 2009, letters of credit totaling USD$211,920 and guarantees totaling USD$1,454,653 had been issued under the facility, which reduced the amount available by a corresponding amount.

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

Pre reorganization share capital

The authorized capital as at January 31, 2007 and January 31, 2006 of the two pre reorganization companies combined was as follows:

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

Each Series A share, Series B share and Series TS share shall accrue preferred cumulative dividends at the rate of 8% of the stated value of the underlying share per annum, compounded quarterly, adjusted for any stock dividends, splits, combinations or other similar changes. Accrued dividends are payable at the discretion of the board of directors and any dividends paid to the Series A shares, the Series B shares or the Series TS shares must be paid contemporaneously to the other two classes of shares. Any accrued and unpaid dividends owing to holders of Series A, Series B or Series TS shares must be paid out prior to any dividends being paid on the common shares. In addition, each Series A, Series B and Series TS share is entitled to receive dividends equal to 100 times the amount of any dividend paid in respect of each common share. At February 1, 2009, February 3, 2008, and January 31, 2007 the amount of cumulative dividends was nil, nil, and $9,907,054 respectively. On July 26, 2007, in connection with the reorganization of the Company, the cumulative dividends of $26,957,834 were settled for newly created shares of LAI which resulted in 1,471,180 shares of the Company being issued. The statement of stockholders’ equity and earnings per share was retroactively adjusted to reflect this stock dividend.

LAI’s certificate of incorporation provided that in the event of an IPO of LAI in which the gross cash proceeds to LAI in the offering is at least $75 million, each then outstanding Series A share, Series B share and Series TS share shall be converted into 100 common shares of LAI plus the number of then outstanding shares determined by dividing the unreturned original cost and the accrued and unpaid dividends attributable to each share by the public offering price. Since the IPO of LAI did not result in LAI receiving at least $75 million in gross proceeds, the foregoing conversion provision in LAI’s certificate of incorporation did not apply to the IPO of LAI.

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

December 2006

During 2006, LAI issued 500 Series A preferred shares to two directors for cash consideration of $446,419. As these shares were issued at a price below market value, a charge of $188,008 was recorded as non-cash compensation expense in the combined consolidated statement of operations. These shares were unrestricted at the date of issuance and the fair value was determined by the Company based on an analysis of EBITDA and revenue multiples.

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

In July 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, in conjunction with the reorganization of the Company, the 2007 Equity Incentive Plan (note 10). Upon completion of the reorganization of the Company, outstanding awards under the Company’s predecessor plan were exchanged for awards under the 2007 Plan in such a way that no incremental stock-based compensation expense resulted from the exchange. The 2007 Plan provides for the grants of stock options, stock appreciation rights, restricted stock or restricted stock units to employees (including officers and directors who are also employees) of the Company. Stock options granted to date have a four-year vesting period and vest at a rate of 25% per each year on the anniversary lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of the grant. Restricted stock issued under the 2007 Plan vest one year from the grant date. To date, 19,779 shares of restricted stock have been issued under the 2007 Plan to certain directors of the Company.

The Company’s policy is to issue shares upon the exercise of Company options from treasury. Any shares issued to employees related to stockholder sponsored plans are provided by the principal stockholder and are not issued from treasury or repurchased by the Company.

As described in note 10, a reorganization and stock split resulted in changes to the capital structure of the Company. Information in this note has been presented to reflect the combination of the principal stockholder sponsored plans. The number of options and exercise prices for options issued under the predecessor plans prior to the corporate reorganization have been presented to reflect the replacement options of the Company that have been issued as if the replacement options had always been issued.

Stock-based compensation expense charged to income for the plans was $6,532,308, $5,947,097 and $2,829,572 for the years ended February 1, 2009, February 3, 2008 and January 31, 2007, respectively.

Total unrecognized compensation cost for all stock option plans was $11.9 million as at February 1, 2009, which is expected to be recognized over a weighted-average period of 2.7 years and $18.4 million as at February 3, 2008.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees at a 25% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000,000 shares. During the year ended February 1, 2009, 57,333 shares were purchased under the ESPP, which were funded by the Company through open market purchases.

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

Number of
Exchangeable
Shares

Non-forfeitable balance at January 31, 2006	1,171,827
Granted	—
Vested	630,434
Cancelled	—

Non-forfeitable balance at January 31, 2007	541,393
Granted	—
Vested	276,091
Cancelled	—

Non-forfeitable balance at February 3, 2008	265,302
Granted	—
Vested	169,847
Cancelled	57,629

Non-forfeitable balance at February 1, 2009	37,826

The total unrecognized compensation cost related to exchangeable shares was $121,674 at February 1, 2009.

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

Number of
LIPO USA
Shares

Unvested balance at January 31, 2006	177,616
Granted	—
Vested	59,519
Cancelled	—

Unvested balance at January 31, 2007	118,097
Granted	—
Vested	60,229
Cancelled	—

Unvested balance at February 3, 2008	57,868
Granted	—
Vested	37,046
Cancelled	12,569

Non-forfeitable balance at February 1, 2009	8,253

The total unrecognized compensation cost related to LIPO USA shares was $1,557 as at February 1, 2009.

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

		Weighted-
	Number of	Average
	LIPO USA	Exercise
	Options	Price

Unvested balance at January 31, 2006	1,370,186	$0.01
Granted	—	—
Vested	96,244	$0.01
Cancelled	—	—

Unvested balance at January 31, 2007	1,273,942	$0.01
Granted	—	—
Vested	393,095	$0.01
Cancelled	—	—

Unvested balance at February 3, 2008	880,847	$0.01
Granted	—	—
Vested	336,444	$0.01
Cancelled	253,419	$0.01

Unvested balance at February 1, 2009	290,984	$0.01

The total unrecognized compensation cost related to LIPO USA options was $448,371 at February 1, 2009.

The Company records compensation expense for shares issued under the stockholder sponsored awards, over the requisite service periods.

The vesting schedule of the stockholder sponsored awards in lululemon share equivalents is as follows:

	Exchangeable	LIPO USA	LIPO USA
	Shares	Shares	Options

December 5, 2005	787,992	86,823	104,635
December 5, 2006	630,434	59,519	96,244
December 5, 2007	276,091	60,229	393,095
December 5, 2008	198,877	43,384	383,922
December 5, 2009	66,425	14,490	315,055
December 5, 2010	—	—	181,870

Total	1,959,819	264,445	1,474,821

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average remaining contractual term for the options outstanding and exercisable at February 1, 2009 is 1.2 years.

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

The total fair value of awards under the stockholder sponsored plans that vested during the years ended February 1, 2009, February 3, 2008 and January 31, 2007 was $1.1 million, $1.3 million and $1.8 million, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock options and restricted shares activity as of February 1, 2009, February 3, 2008 and January 31, 2007 and changes during the years then ended is presented below:

		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock	Exercise	Restricted	Grant
	Options	Price	Shares	Fair Value

Granted	4,569,477	$0.58	—	$—
Exercised	—	—	—	—
Forfeited	47,644	0.58	—	—

Balance at January 31, 2007	4,521,833	$0.58	—	$—
Granted	416,219	25.49	10,458	19.43
Exercised	92,555	0.58	—	—
Forfeited	47,163	1.50	—	—

Balance at February 3, 2008	4,798,334	$2.74	10,458	$19.43
Granted	544,927	21.66	9,321	24.04
Exercised	2,310,623	0.62	10,458	19.43
Forfeited	1,127,891	2.49	—	—

Balance at February 1, 2009	1,904,747	$10.83	9,321	$24.04

The following table summarizes information about stock options outstanding and exercisable at February 1, 2009:

	Outstanding			Exercisable
						Weighted-
		Weighted-	Weighted-		Weighted-	Average
		Average	Average		Average	Remaining
Range of	Number of	Exercise	Remaining	Number of	Exercise	Life
Exercise Prices	Options	Price	Life (Years)	Options	Price	(Years)

$0.49 - $0.60	1,034,601	$0.58	7.8	518,255	$0.58	7.7
$6.98 - 18.30	324,271	15.71	9.0	56,830	18.00	8.5
$19.37 - $29.20	396,482	24.33	9.5	—	—	0.0
$33.66 - $50.46	149,393	35.34	8.9	37,910	35,33	8.9

	1,904,747	$10.83	8.4	612,995	$4.35	7.8

Intrinsic Value	$6,434,269			$3,222,698

As of February 1, 2009, the unrecognized compensation cost related to these options was $11.9 million, which is expected to be recognized over a weighted-average period of 2.7 years; and the total aggregate intrinsic value for stock options outstanding and exercisable was $3.2 million. The intrinsic value of stock options exercised during the years ended February 1, 2009, February 3, 2008 and January 31, 2007 was $50.1 million, $2.6 million and nil. The weighted-average grant date fair value of options granted during the years ended February 1, 2009, February 3, 2008 and January 31, 2007 was $10.20, $13.28 and $3.53, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lululemon
athletica inc.

Dividend yield	0%
Expected volatility	45%
Risk-free interest rate	1.5%
Weighted-average life	5.96 years

Options with performance and/or market conditions

Certain options under the Plans were granted with a potential to vest based on the return multiple achieved in connection with the sale by certain of the Company’s stockholders of 80% of their holding of the Company’s capital stock through one or a series of transactions. The percentage of options under grant that vest increased in defined increments as the return multiple increases. A minimum return multiple of two was required for any of the options to vest and all options vest if a return multiple of five is achieved. These options had a contractual life of 10 years. During the year ended January 31, 2007, the Company granted 1,114,890 options with these terms with a weighted-average exercise price of $0.58. Of these options, all were vested and exercised as at February 1, 2009.

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

The weighted-average valuation difference between the original award and the modified award was approximately $900,000. This incremental cost was amortized over the remaining originally estimated service period and has been fully recognized as at February 1, 2009. The weighted-average exercise price and term of the options did not change as a result of the modification and remain at $0.58 and 10 years, respectively.

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

	Fiscal Year Ended
	February 1,	February 3,	January 31,
	2009	2008	2007

Net income from continuing operations	$40,501,592	$32,115,881	$7,976,377
Net loss from discontinued operations	(1,138,365)	(1,273,429)	(310,046)

Net income	$39,363,227	$30,842,452	$7,666,331
Basic weighted-average number of shares outstanding	68,710,746	66,430,022	65,156,625
Basic earnings (loss) per share
Continuing operations	$0.59	$0.48	$0.12
Discontinued operations	(0.02)	(0.02)	—

Net basic earnings per share	$0.57	$0.46	$0.12
Basic weighted-average number of shares outstanding	68,710,746	66,430,022	65,156,625
Effect of stock options assumed exercised	2,231,678	2,867,856	147,214

Diluted weighted-average number of shares outstanding	70,942,424	69,297,878	65,303,839

Diluted earnings (loss) per share
Continuing operations	$0.57	$0.47	$0.12
Discontinued operations	(0.02)	(0.02)	—

Diluted earnings per share	$0.55	$0.45	$0.12

13	COMMITMENTS AND CONTINGENCIES

The Company has obligations under operating leases for its office, warehouse and corporate-owned store premises in Canada and the United States. As of February 1, 2009, the lease terms of various leases are from two to 10 years. A substantial number of the Company’s leases for corporate-owned store premises include renewal options and certain of the Company’s leases include rent escalation clauses, rent holidays and leasehold rental incentives. Certain of the Company’s leases for corporate-owned store premises also include contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitment in respect of administrative offices and for stores that have not yet opened but for which lease agreements have been executed.

Fiscal Year Ending
2010	$24,190,858
2011	24,880,831
2012	23,721,848
2013	23,771,548
2014	23,640,054
Thereafter	93,036,957

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended February 1, 2009, February 3, 2008 and January 31, 2007 was $32,701,379, $19,006,214 and $9,299,076, respectively, under operating lease agreements, consisting of minimum rental expense of $23,197,777, $10,495,369 and $8,144,993, respectively, and contingent rental amounts of $9,503,602, $8,510,845 and $1,154,083, respectively.

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the Company’s continued financial position, results of operations or cash flows except as follows:

Brian Bacon, a former employee, filed suit against the Company in the Supreme Court of British Columbia, Canada on May 6, 2008. In the action, captioned Brian Bacon v. Lululemon Athletica Canada Inc., Case No. S083254, Mr. Bacon claims that the Company terminated his employment contract without cause and without reasonable notice resulting in breach of contract, losses and damages. Mr. Bacon seeks damages in an unspecified amount, plus costs and interest related primarily to the loss from participation in the stockholder sponsored LIPO USA awards. The Company believes this claim is without merit and is vigorously defending against it.

14	RELATED PARTY BALANCES AND TRANSACTIONS

Amounts outstanding with related parties at February 1, 2009, February 3, 2008 and January 31, 2007 are as follows:

	February 1,	February 3,	January 31,
	2009	2008	2007

Due from related parties
Franchises controlled by related parties	$228,944	$—	$192,302

Due to related parties
Franchises controlled by related parties	$—	$167,188	$—

Amounts due from and to related parties are non-interest bearing and unsecured, with no specific terms of repayment, and accordingly, the fair value cannot be determined. Amounts due from related parties are included in accounts receivable and amounts due to related parties are included in other current liabilities.

The Company entered into the following transactions with related parties:

a) Reacquired franchise rights with a total purchase price of $1,177,267 in fiscal 2008, $nil in fiscal 2007 and $nil in fiscal 2006 from a franchise controlled by related parties.

b) Sold merchandise totaling $nil in fiscal 2008, $nil in fiscal 2007 and $880,674 in fiscal 2006 to franchises under common control.

c) Sold merchandise and received royalties totaling $2,524,179 in fiscal 2008, $4,891,590 in fiscal 2007 and $3,982,118 in fiscal 2006 to franchises controlled by related parties.

d) Pursuant to a manufacturing agreement, acquired merchandise totaling $nil in fiscal 2008, $nil in fiscal 2007 and $6,338,158 in fiscal 2006 from a company under common control.

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

“Company under common control” referred to above relate to a manufacturing company in which the principal stockholder of the Company previously held a 50% interest. The manufacturing company produced lululemon product under an exclusive agreement on a cost plus basis. During the year ended January 31, 2007, the Company’s principal stockholder disposed of his interest in the manufacturer.

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

15	SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash working capital items:

	February 1,	February 3,	January 31,
	2009	2008	2007

(Increase) decrease in accounts receivable	$(1,038,881)	$412,848	$(1,196,101)
(Increase) decrease in deferred lease inducements receivable	886,429	(2,262,494)	93,284
Increase in deferred lease inducements received	850,910	2,696,950	420,147
(Increase) decrease in key money	(647,406)	71,117	(89,444)
Increase in prepaid expenses	(1,858,070)	(2,379,731)	(391,580)
Increase in inventories	(19,782,088)	(11,217,151)	(5,751,628)
(Increase) decrease in related parties	(133,668)	44,351	(765,980)
(Increase) decrease in other non-current assets	(191,610)	188,790	(194,362)
Increase (decrease) in trade accounts payable	831,566	540,457	(1,099,306)
Increase (decrease) in accrued liabilities	14,173,634	(423,221)	12,626,174
Increase in other current liabilities	5,980,649	6,751,958	1,571,086
Increase (decrease) in income taxes payable	(2,434,500)	(3,458,148)	8,680,829

	$(3,363,035)	$(9,034,274)	$13,903,119

Cash paid for income taxes	$19,460,536	$21,740,486	$3,091,552
Interest paid	$45,878	$145,397	$47,348

16	INCOME TAXES

We file income tax returns in the U.S., Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At February 1, 2009, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following:

	February 1,	February 3,	January 31,
	2009	2008	2007

Federal income tax at statutory rate (35%, 35%, 34%)	35.0%	35.0%	34.0%

Non-deductible compensation expense	2.7	4.2	5.5
Non-deductible expenses	1.4	0.1	0.0
Deemed dividend	6.0	0.0	0.0
Foreign tax credit	(8.8)	0.0	0.0
Other — U.S. state taxes	0.0	0.0	0.1
Change in valuation allowance	(3.0)	0.6	10.8
Foreign tax rate differential	(3.9)	(1.0)	1.3
Other	0.0	0.0	0.6

Provision for income taxes	29.4%	38.9%	52.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 1, 2009 and February 3, 2008 are presented below:

	February 1,	February 3,
	2009	2008

Deferred tax assets
Net operating loss carry forward	$6,924,489	$2,007,698
Foreign tax credits	5,053,659	—
Plant and equipment	3,628,586	1,223,055
Deferred lease liability	2,866,678	71,015
Lease exit costs	528,376	—
Other	928,025	224,771
Valuation allowance	(556,254)	(2,401,944)

	$19,373,559	$1,124,595

Deferred tax liabilities
Intangible assets	$158,054	$196,538

	$158,054	$196,538

For periods up to and including the second quarter of fiscal 2007, we recorded a full valuation allowance against our losses in the United States. In the third and fourth quarters of fiscal 2007, we earned taxable income in the United States. During the second quarter of fiscal 2008, after considering a number of factors, including recent taxable income, utilization of previously unrealized NOL’s, our growth strategy as well as other business and macroeconomic factors, we determined that we would more likely than not realize the benefit of deferred tax assets through future taxable income. As a result of this analysis, we have recorded deferred tax assets in respect of the United States NOL’s, foreign tax credits and other deductible temporary differences of $17.9 million, of which $6.1 million has been recorded though income tax expense and $11.8 million through additional paid-in capital.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s current and deferred taxes from federal, state and foreign sources were as follows:

	February 1,	February 3,	January 31,
	2009	2008	2007

Current taxes
Federal	$—	$—	$—
State	5,000	12,000	11,240
Foreign	23,726,941	18,308,834	11,818,972

Total current	$23,731,941	$18,320,834	$11,830,212

Deferred taxes
Federal	$(5,142,457)	$—	$—
State	(984,413)	—	—
Foreign	(721,085)	2,149,840	(3,076,876)

Total deferred	(6,847,955)	2,149,840	(3,076,876)

Provision for income taxes	$16,883,986	$20,470,674	$8,753,336

We have not provided deferred taxes on unremitted earnings attributable to foreign operations that have been considered to be reinvested indefinitely. Where excess cash from unremitted earnings has accumulated in our foreign operations and it is advantageous for tax reasons, these earnings may be remitted.

17	SEGMENTED FINANCIAL INFORMATION

The Company applies FASB No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“FAS 131”), in determining reportable segments for financial statement disclosure. Based on financial information provided to the chief operating decision maker of the Company and the manner in which the Company operates its outlets and other operations, the Company determined that each store, showroom and warehouse sales outlet is an operating segment. The Company’s operating segments also include Canadian franchise activities, U.S. franchise activities, wholesale sales to the Company’s U.S. stores and to third parties and phone sales. The Company has aggregated all of its corporate-owned stores in Canada, the United States and Japan into a single reportable segment — Corporate-owned stores, and all franchise activities in both Canada, the United States, Japan and Australia (including sales of apparel to franchisees) into a single reportable segment — Franchises. Wholesale, phone sales, warehouse sales and showrooms have been combined into Other as none of these operations individually meets the quantitative thresholds for disclosure as a reportable segment. Segment results for corporate-owned stores include retail sales of apparel less costs of goods sold, employee costs, occupancy costs, depreciation and all other operating costs incurred in the operation of those stores. Franchise results include license fees and royalties from the franchisees as well as sales to franchisees less costs of goods sold. Segment results for operations combined in Other include sales of apparel and related costs of goods sold. General corporate expenses lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include expenses related to corporate activities and administration. Information for these segments is detailed in the table below:

	Fiscal Year Ended
	February 1,	February 3,	January 31,
	2009	2008	2007

Net revenue
Corporate-owned stores	$315,547,803	$240,441,497	$119,812,135
Franchises	16,198,408	18,140,749	21,360,005
Other	21,742,001	11,360,116	6,792,055

	$353,488,212	$269,942,362	$147,964,195

Income from operations before general corporate expense
Corporate-owned stores	$94,852,336	$79,849,537	$37,693,469
Franchises	7,530,359	8,760,754	10,655,095
Other	11,871,781	5,570,219	2,735,322

	$114,254,476	$94,180,510	$51,083,886
General corporate expense	57,690,310	42,629,303	34,460,238

Net operating income	56,564,166	51,551,207	16,623,648
Other income (expense), net	821,412	1,029,118	104,404

Income before income taxes	$57,385,578	$52,580,325	$16,728,052

Capital expenditures
Corporate-owned stores	$30,103,189	$20,725,055	$11,274,993
Corporate	10,942,483	9,287,875	1,995,391

	$41,045,672	$30,012,930	$13,270,384

Depreciation and amortization
Corporate-owned stores	$10,556,979	$6,112,233	$3,077,574
Corporate	5,265,971	2,107,021	1,105,715

	$15,822,950	$8,219,254	$4,183,289

The Company sells apparel from its Canadian operations to its U.S. corporate-owned stores based on agreed upon transfer prices. The intercompany wholesale sales of $5,745,718, $26,658,583 and $10,397,560 for the years ended February 1, 2009, February 3, 2008 and January 31, 2007 respectively, have been excluded from the net revenue in the other reportable segment. In addition, the income from operations reported included in the segment results for other does not reflect the intercompany profit on these sales, which amounted to $158,194, $3,226,863 and $307,421 for the years ended February 1, 2009, February 3, 2008 and January 31, 2009, respectively. lululemon lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operates in four geographic areas — Canada, the United States, Asia and Australia. Revenues from these regions for the years ended February 1, 2009, February 3, 2008 and January 31, 2007 were as follows:

	February 1,	February 3,	January 31,
	2009	2008	2007

Canada	$243,525,061	$216,705,454	$129,706,897
United States	109,844,347	53,236,908	17,363,904
Asia and Australia	118,804	—	893,394

	$353,488,212	$269,942,362	$147,964,195

Long-lived assets by geographic area for the years ended February 1, 2009, February 3, 2008 and January 31, 2007 were as follows:

	February 1,	February 3,	January 31,
	2009	2008	2007

Canada	$25,581,826	$24,321,045	$13,013,326
United States	35,980,247	19,277,223	4,890,173
Asia and Australia	99,740	6,702	272,445

	$61,661,813	$43,604,970	$18,175,944

During the last three years, substantially all of the Company’s intangible assets and goodwill relate to the reporting segment consisting of corporate-owned stores.

For the years ended February 1, 2009, February 3, 2008 and January 31, 2007 the Company acquired approximately 22%, 25% and 17% of the product used in its apparel production from a single supplier. Although management believes that other suppliers could provide these raw materials, a change in suppliers could cause a delay in the production process and a possible loss of sales.

The Company has entered into franchise agreements under which franchisees are permitted to sell lululemon apparel and are required to purchase lululemon apparel from the Company and to pay the Company a royalty based on a percentage of the franchisee’s gross sales. The Company also received an initial license fee in some cases. Initial franchise fees and royalty fees recognized amounted to $nil and $4,143,571 for the year ended February 1, 2009, $nil and $5,487,845 for the year ended February 3, 2008 and $50,000 and $7,271,981 for the year ended January 31, 2007, respectively. Sales and cost of sales of apparel sold to franchisees amounted to $12,054,840 and $8,668,048 for the year ended February 1, 2009, $12,652,901 and $9,379,994 for the year ended February 3, 2008 and $14,038,025 and $10,681,111 for the year ended January 31, 2007, respectively. The number of franchises repurchased during the years ended February 1, 2009, February 3, 2008 and January 31, 2007 was three, three and two, respectively. The number of franchises sold during the years ended February 1, 2009, February 3, 2008 and January 31, 2007 was nil, nil and two, respectively.

18	PROVISION FOR IMPAIRMENT AND LEASE EXIT COSTS

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less estimated cost to sell.

In conjunction with the Company’s ongoing assessment to ensure that each of the Company’s corporate-owned stores fit into the Company’s long-term growth strategy, the Company closed one of its corporate-owned store in the fourth quarter of fiscal 2008. The Company recorded a $737,593 charge during fiscal 2008, which included lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$521,364 provision for asset impairment and $216,229 accrual for lease exit costs. The fair market values were estimated using an expected present value technique.

The Company has identified four other corporate-owned store locations where the carrying amount of the assets exceeded management’s estimate of the fair value of the location. A provision for asset impairment of $2,477,830 was recorded as at February 1, 2009. Further, the Company accrued $1,189,432 in lease exit costs related to certain locations.

19	DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008 the Company committed to plans to wind-up operations in Japan and in the second quarter of fiscal 2008 the plans were finalized and disposition of the assets commenced with closure of three of the four corporate-owned stores that the Company was operating as a joint venture with Descente Ltd. The fourth corporate-owned store was closed during the third quarter of fiscal 2008. The shut down costs related to the closure of the stores in Japan were fully accrued in the second quarter of fiscal 2008. The Company and Descente Ltd. agreed to end all operations as a joint venture in the third quarter of fiscal 2008.

The results of discontinued operations are summarized as follows:

	Year Ended	Year Ended
	February 1,	February 3,
	2009	2008

Revenue	$2,482,284	$4,770,976
Expenses	(3,718,686)	(6,378,624)
Minority interest	98,037	334,219

Net loss on discontinued operations	$(1,138,365)	$(1,273,429)

The net loss from discontinued operations represents all activity up to February 1, 2009.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present our unaudited quarterly results of operations for each of the eight fiscal quarters in the period ended February 1, 2009. You should read the following tables in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. We have prepared the information below on a basis consistent with our audited consolidated financial statements and have included all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. Our historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2008				Fiscal 2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
				(In thousands) (unaudited)

Consolidated statements of income:
Net revenue	$103,921	$87,047	$85,484	$77,036	$103,993	$64,925	$57,900	$43,124
Cost of goods sold	52,261	45,154	41,108	36,898	47,413	29,409	27,167	21,026

Gross profit	51,660	41,893	44,376	41,138	56,580	35,516	30,733	22,098

Operating expenses:
Selling, general and administrative expenses	31,214	28,838	28,833	29,213	34,325	23,269	20,490	15,292
Provision for impairment and lease exit costs	4,405	—	—	—	—	—	—	—

Income from operations	16,041	13,055	15,543	11,925	22,255	12,247	10,243	6,806
Other income (expense), net	210	145	211	255	433	419	71	106

Income before provision for income taxes	16,251	13,200	15,754	12,180	22,688	12,666	10,314	6,912
Provision for income taxes	5,313	4,370	3,415	3,786	7,454	4,763	4,798	3,449

Net income from continuing operations	10,938	8,830	12,339	8,394	15,234	7,903	5,516	3,463

Net income (loss) from discontinued operations	—	4	(1,192)	50	(625)	(334)	(394)	80

Net income	$10,938	$8,834	$11,147	$8,444	$14,609	$7,569	$5,122	$3,543

Basic earnings (loss) per share
Continuing operations	$0.16	$0.13	$0.18	$0.13	$0.22	$0.12	$0.08	$0.05
Discontinued operations	—	—	(0.02)	—	—	(0.01)	(0.01)	—

Net basic earnings per share	$0.16	$0.13	$0.16	$0.13	$0.22	$0.11	$0.07	$0.05
Diluted earnings (loss) per share
Continuing operations	$0.16	$0.13	$0.18	$0.12	$0.21	$0.12	$0.08	$0.05
Discontinued operations	—	—	(0.02)	—	—	(0.01)	(0.01)	—

Net diluted earnings per share	$0.16	$0.13	$0.16	$0.12	$0.21	$0.11	$0.07	$0.05

Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that comparisons of our quarterly results of operations should not be relied upon as an indication of our future performance.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Management, including our principal executive officer and principal financial officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource limitations on all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of February 1, 2009. The effectiveness of our internal control over financial reporting as of February 1, 2009 has been audited by PricewaterhouseCoopers LLP our independent auditors, who have expressed an opinion in their report on page 51 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended February 1, 2009, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance.”

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

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Executive Compensation” and “Other Forms of Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers.”

Equity Compensation Plan Information (as of February 1, 2009)

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans(1)

Equity compensation plans approved by stockholders	1,904,747	$10.83	8,609,397
Equity compensation plans not approved by stockholder	—	—	—

Total	1,904,747	$10.83	8,609,397

(1)	This amount represents 5,672,297 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2007 Equity Incentive Plan and 2,937,100 shares of our common stock available for future issuance pursuant to our Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the caption “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

3. Exhibits

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1		Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007
3.2		Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007
3.3		Second Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	4/2/2008
4.1		Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007
10.1	*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007
10.2	*	Form of Non-Qualified Stock Option Award Agreement under 2007 Equity Incentive Plan		S-1/A	10.2	001-33608	7/9/2007
10.3	*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007
10.4	*	Employment and Restrictive Covenant Agreement with Dennis Wilson dated as of December 5, 2005		S-1	10.5	333-142477	5/1/2007
10.5	*	Offer Letter with John Currie dated December 20, 2006		S-1	10.7	333-142477	5/1/2007
10.6		Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007
10.7		Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007
10.8		Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

10.9		Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007
10.10		Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007
10.11		Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007
10.12		Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007
10.13		Lease for 2285 Clark Drive, Vancouver, British Columbia, Canada dated as of January 25, 2006		S-1	10.17	333-142477	5/1/2007
10.14		Lease for 5595 Trapp Avenue, Burnaby, British Columbia, Canada dated as of December 15, 2006		S-1	10.21	333-142477	5/1/2007
10.15	*	Outside Director Compensation Plan		10-Q	10.4	001-33608	11/29/2007
10.16		Agreement dated January 31, 2007 by and among David Andrew Lawn, lululemon canada inc. and Lululemon Athletica (Australia) Pty. Ltd. (including certain amendments to the franchise agreement)		S-1/A	10.31	333-142477	6/11/2007
10.17		Contribution Agreement dated July 26, 2007 by and among lululemon athletica inc., Slinky Financial ULC and each of the other parties named therein		10-Q	10.9	001-33608	9/10/2007
10.18	*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007
10.19	*	Offer Letter with Christine M. Day dated as of December 24, 2007, as amended January 3, 2008		8-K	10.1	001-33608	1/4/2008
10.20	*	Executive Employment Agreement with Christine M. Day, dated effective as of August 1, 2008		8-K	10.1	001-33608	7/30/2008
10.21	*	Letter Agreement with Mike Tattersfield		8-K	3.1	001-33608	2/22/2008
10.22	*	2008 Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	5/6/2008
10.23	*	Retirement, Transition and Release Agreement between lululemon athletica inc. and Robert Meers, dated May 6, 2008		8-K	10.2	001-33608	5/6/2008
21.1		Subsidiaries of lululemon athletica inc.	X
23.1		Consent of PricewaterhouseCoopers LLP	X

Exhibit		Filed	Incorporated by Reference
No	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Denotes a compensatory plan, contract or arrangement, in which the Registrant’s directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ Christine M. Day
Christine M. Day
Chief Executive Officer (Principal Executive
Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christine Day and John E. Currie and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christine M. Day Christine M. Day	Director and Chief Executive Officer (Principal Executive Officer)	March 25, 2009

/s/ John E. Currie John E. Currie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2009

/s/ Dennis J. Wilson Dennis J. Wilson	Chairman of the Board	March 25, 2009

/s/ Michael Casey Michael Casey	Director	March 25, 2009

/s/ Steven J. Collins Steven J. Collins	Director	March 25, 2009

/s/ RoAnn Costin RoAnn Costin	Director	March 25, 2009

/s/ R. Brad Martin R. Brad Martin	Director	March 25, 2009

/s/ Martha A.M. Morfitt Martha A.M. Morfitt	Director	March 25, 2009

Signature	Title	Date

/s/ David M. Mussafer David M. Mussafer	Director	March 25, 2009

/s/ Rhoda M. Pitcher Rhoda M. Pitcher	Director	March 25, 2009

/s/ Thomas G. Stemberg Thomas G. Stemberg	Director	March 25, 2009

Exhibit Index

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1		Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007
3.2		Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007
3.3		Second Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	4/2/2008
4.1		Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007
10.1	*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007
10.2	*	Form of Non-Qualified Stock Option Award Agreement under 2007 Equity Incentive Plan		S-1/A	10.2	001-33608	7/9/2007
10.3	*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007
10.4	*	Employment and Restrictive Covenant Agreement with Dennis Wilson dated as of December 5, 2005		S-1	10.5	333-142477	5/1/2007
10.5	*	Offer Letter with John Currie dated December 20, 2006		S-1	10.7	333-142477	5/1/2007
10.6		Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007
10.7		Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007
10.8		Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007
10.9		Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007
10.10		Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007
10.11		Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007
10.12		Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

10.13		Lease for 2285 Clark Drive, Vancouver, British Columbia, Canada dated as of January 25, 2006		S-1	10.17	333-142477	5/1/2007
10.14		Lease for 5595 Trapp Avenue, Burnaby, British Columbia, Canada dated as of December 15, 2006		S-1	10.21	333-142477	5/1/2007
10.15	*	Outside Director Compensation Plan		10-Q	10.4	001-33608	11/29/2007
10.16		Agreement dated January 31, 2007 by and among David Andrew Lawn, lululemon canada inc. and Lululemon Athletica (Australia) Pty. Ltd. (including certain amendments to the franchise agreement)		S-1/A	10.31	333-142477	6/11/2007
10.17		Contribution Agreement dated July 26, 2007 by and among lululemon athletica inc., Slinky Financial ULC and each of the other parties named therein		10-Q	10.9	001-33608	9/10/2007
10.18	*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007
10.19	*	Offer Letter with Christine M. Day dated as of December 24, 2007, as amended January 3, 2008		8-K	10.1	001-33608	1/4/2008
10.20	*	Executive Employment Agreement with Christine M. Day, dated effective as of August 1, 2008		8-K	10.1	001-33608	7/30/2008
10.21	*	Letter Agreement with Mike Tattersfield		8-K	3.1	001-33608	2/22/2008
10.22	*	2008 Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	5/6/2008
10.23	*	Retirement, Transition and Release Agreement between lululemon athletica inc. and Robert Meers, dated May 6, 2008		8-K	10.2	001-33608	5/6/2008
21.1		Subsidiaries of lululemon athletica inc.	X
23.1		Consent of PricewaterhouseCoopers LLP	X
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Denotes a compensatory plan, contract or arrangement, in which the Registrant’s directors or executive officers may participate.

Schedule II

Valuation and Qualifying Accounts

	Balance at	Charged to	Write-offs
	Beginning of	Costs and	Net of	Balance at
Description	Year	and Expenses	Recoveries	End of Year

Shrink Provision on Finished Goods
For the year ended January 31, 2007	$—	$(523,480)	$363,910	$(159,570)
For the year ended February 3, 2008	(159,570)	(1,020,105)	984,780	(194,895)
For the year ended February 1, 2009	(194,895)	(1,518,130)	952,894	(760,131)
Valuation Allowance on Raw Materials
For the year ended January 31, 2007	$(244,628)	$(483,657)	$—	$(728,285)
For the year ended February 3, 2008	(728,285)	(456,170)	1,184,455	—
For the year ended February 1, 2009	—	—	—	—
Valuation Allowance on Finished Goods
For the year ended January 31, 2007	$—	$(520,866)	$287,657	$(233,209)
For the year ended February 3, 2008	(233,209)	(152,417)	85,141	(300,485)
For the year ended February 1, 2009	(300,485)	(433,055)	158,928	(574,612)
Sales Allowances
For the year ended January 31, 2007	$—	$(275,710)	$—	$(275,710)
For the year ended February 3, 2008	(275,710)	(252,180)	—	(527,890)
For the year ended February 1, 2009	(527,890)	246,653	—	(281,237)
Valuation Allowance on Deferred Income Taxes
For the year ended January 31, 2007	$259,421	$1,808,368	$—	$2,067,789
For the year ended February 3, 2008	2,067,789	334,153	—	2,401,942
For the year ended February 1, 2009	2,401,942	(1,845,688)	—	556,254