Form 10-Q
period 2009-05-03
lululemon athletica inc.
filed 2009-06-11
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At June 8, 2009, there were 50,729,300 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At June 8, 2009, there were outstanding 19,482,981 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at June 8, 2009, the registrant had outstanding 19,482,981 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	May 3,	February 1,
	2009	2009
	(Unaudited)
	(Amounts in thousands, except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$59,271	$56,797
Accounts receivable	3,868	4,029
Inventories	44,635	52,051
Prepaid expenses and other current assets	6,135	4,111

	113,909	116,988
Property and equipment, net	60,960	61,662
Goodwill and intangible assets, net	8,166	8,160
Deferred income taxes	19,097	19,373
Other non-current assets	5,654	5,453

	$207,786	$211,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,218	$5,269
Accrued liabilities	10,128	22,103
Accrued compensation and related expenses	5,084	5,862
Income taxes payable	—	2,133
Unredeemed gift card liability	6,493	9,278
Other current liabilities	452	690

	27,375	45,335
Other non-current liabilities	11,976	11,301
Deferred income taxes	165	158

	39,516	56,794

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000 shares authorized, issued and outstanding 19,502 and 19,517 shares	—	—
Special voting stock, $0.00001 par value, 30,000 shares authorized, issued and outstanding 19,502 and 19,517 shares	—	—
Common stock, $0.01 par value, 200,000 shares authorized, issued and outstanding 50,710 and 50,422 shares	507	504
Additional paid-in capital	157,677	155,961
Retained earnings	16,046	9,528
Accumulated other comprehensive loss	(5,960)	(11,151)

	168,270	154,842

	$207,786	$211,636

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks	Thirteen Weeks
	Ended May 3,	Ended May 4,
	2009	2008
	(Unaudited)
	(Amounts in thousands, except
	per share amounts)

Net revenue	$81,680	$77,030
Cost of goods sold	46,731	35,929

Gross profit	34,949	41,101
Selling, general and administrative expenses	25,096	29,154

Income from operations	9,853	11,947
Other income (expense), net	78	277

Income before income taxes	9,931	12,224
Provision for income taxes	3,413	3,753

Net income from continuing operations	6,518	8,471
Net income from discontinued operations	—	5

Net income	$6,518	$8,476

Basic earnings per share:
Continuing operations	$0.09	$0.13
Discontinued operations	—	—

Net basic earnings per share	$0.09	$0.13
Diluted earnings per share:
Continuing operations	$0.09	$0.12
Discontinued operations	—	—

Net diluted earnings per share	$0.09	$0.12
Basic weighted-average number of shares outstanding	70,131	67,678
Diluted weighted-average number of shares outstanding	70,331	71,651

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Special Voting						Accumulated
	Exchangeable Stock		Stock		Common Stock		Additional		Other
		Par		Par		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Loss	Total
	(Unaudited)
	(Amounts in thousands)

Balance at February 1, 2009	19,517	$—	19,517	$—	50,422	$504	$155,961	$9,528	$(11,151)	$154,842
Comprehensive income:
Net income								6,518		6,518
Foreign currency translation adjustment									5,191	5,191

Comprehensive income										11,709
Stock-based compensation							1,369			1,369
Excess tax benefit from stock-based compensation							192			192
Stock options exercised					273	3	155			158
Common stock issued upon exchange of exchangeable shares	(15)		(15)		15	—	—			—

Balance at May 3, 2009	19,502	$—	19,502	$—	50,710	$507	$157,677	$16,046	$(5,960)	$168,270

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks	Thirteen Weeks
	Ended May 3,	Ended May 4,
	2009	2008
	(Unaudited)
	(Amounts in thousands)

Cash flows from operating activities
Net income	$6,518	$8,476
Net income from discontinued operations	—	5

Net income from continuing operations	6,518	8,471
Items not affecting cash
Depreciation and amortization	4,278	3,381
Stock-based compensation	1,369	2,172
Deferred income taxes	508	(144)
Excess tax benefit from stock-based compensation	(192)	—
Other, including net changes in other non-cash balances
Prepaid expenses and other current assets	(1,965)	(2,325)
Inventories	8,269	(16,262)
Accounts payable	(622)	(719)
Accrued liabilities	(11,590)	1,838
Other non-cash balances	(3,754)	(6,669)

Net cash provided by (used in) operating activity — continuing operations	2,819	(10,257)
Net cash provided by operating activity — discontinued operations	—	7

	2,819	(10,264)

Cash flows from investing activities
Purchase of property and equipment	(2,281)	(8,438)
Advances to and investments in franchise	(274)	—

Net cash used in investing activity — continuing operations	(2,555)	(8,438)
Net cash used in investing activity — discontinued operations	—	(122)

	(2,555)	(8,560)

Cash flows from financing activities
Proceeds from exercise of stock options	158	54
Excess tax benefit from stock-based compensation	192	—

Net cash provided by financing activity — continuing operations	350	54
Net cash provided by financing activity — discontinued operations	—	—

	350	54

Effect of exchange rate changes on cash	1,860	(577)

Increase (decrease) in cash and cash equivalents	2,474	(19,347)
Cash and cash equivalents from continuing operations, beginning of period	$56,797	$52,545

Cash and cash equivalents from continuing operations, end of period	$59,271	$33,198

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” or “LAI” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumers through our e-commerce sales channel, through independent franchises and through a network of wholesale accounts. The Company’s primary markets are Canada, the United States and Australia, where 42, 61 and nil corporate-owned stores were in operation as at May 3, 2009, respectively. There were 103 corporate-owned stores in operation as of both May 3, 2009 and February 1, 2009.

Basis of presentation

The unaudited interim consolidated financial statements as of May 3, 2009 and for the thirteen week periods ended May 3, 2009 and May 4, 2008 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 1, 2009 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended February 1, 2009, included in Item 8 in the fiscal 2008 Annual Report on Form 10-K. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management are necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 27, 2009.

The Company’s fiscal year ends on the Sunday closest to January 31st of the following year. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

Revenues from the Company’s gift cards are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in “Unredeemed gift card liability” on the consolidated balance sheets. There are no expiration dates on the Company’s gift cards, and lululemon does not charge any service fees that cause a decrement to customer balances.

While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of earnings in “Net revenue.” For the first quarter of fiscal 2009, net revenue recognized on unredeemed gift card balances was $1.5 million, of which $1.3 million relates to periods prior to fiscal 2009. There was no net revenue recognized on unredeemed gift card balances during the fiscal years ended February 1, 2009 or February 3, 2008.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. The effective date, as well as the adoption date for the Company, was February 2, 2009. Although SFAS 141R may impact the Company’s reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical consolidated financial statements at the time of adoption.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”) that partially delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The effective date, as well as the adoption date for the Company, was February 2, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The Company has determined that the provisions of the standard which have been adopted did not have any impact on its consolidated financial statements at the time of adoption. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157.

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The effective date, as well as the adoption date for the Company, was February 2, 2009. Although FSP 142-3 may impact the Company’s reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical consolidated financial statements at the time of adoption.

NOTE 3.	STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans, which are either provided by a principal stockholder of the Company or by the Company directly.

Stock-based compensation expense charged to income for the plans was $1,369 and $2,172 for the thirteen weeks ended May 3, 2009 and May 4, 2008, respectively. Total unrecognized compensation cost as at May 3, 2009 was $13,267 for all stock option plans, which is expected to be recognized over a weighted-average period of 2.7 years.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company stock options

A summary of the Company’s stock options and restricted shares activity as of May 3, 2009 and changes during the period then ended is presented below:

		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock	Exercise	Restricted	Grant
	Options	Price	Shares	Fair Value

Balance at February 1, 2009	1,905	$10.83	9	$24.04

Granted	497	$8.28	—	—
Exercised	273	$0.58	—	—
Forfeited	—	$—	—	—
Balance at May 3, 2009	2,129	$11.54	9	$24.04

Exercisable at May 3, 2009	354	$8.26	—	$—

Stockholder- sponsored stock options

During the thirteen weeks ended May 3, 2009 holders of the exchangeable shares converted 15 exchangeable shares into 15 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

During the thirteen weeks ended May 3, 2009 there were no grants or forfeitures related to any of the stock options issued and outstanding under the stockholder-sponsored awards.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of our common stock under the ESPP. Additionally, we, or the subsidiary employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of our common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000 shares. During the quarter ended May 3, 2009, there were 26 shares purchased under the ESPP, which were funded by the Company through open market purchases.

NOTE 4.	PROVISION FOR IMPAIRMENT AND LEASE EXIT COSTS

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS 144 requires that long-lived assets to be held and used be recorded at the lower of carrying amount or fair value. Long-lived assets to be disposed of are to be recorded at the lower of carrying amount or fair value, less estimated cost to sell.

In conjunction with the Company’s ongoing assessment to ensure that each of the Company’s corporate-owned stores fit into the Company’s long-term growth strategy, the Company closed one of its corporate-owned stores in the fourth quarter of fiscal 2008. The Company recorded a $738 charge during fiscal 2008, which included a $521 provision for asset impairment and a $216 accrual for lease exit costs. The fair market values were estimated using an expected present value technique.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has identified four other corporate-owned store locations where the carrying amount of the assets exceeded management’s estimate of the fair value of the location. The Company recorded a $3,667 charge during fiscal 2008, which included a provision for asset impairment of $2,478 and a $1,189 accrual for lease exit costs. At May 3, 2009 the accrual for lease exit costs was $1,147.

NOTE 5.	LEGAL PROCEEDINGS

On April 2, 2009, three former hourly Company employees filed a class action lawsuit in San Diego Superior Court entitled Mia Stephens et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various California Labor Code sections by requiring employees to wear lululemon clothing during working hours without reimbursing such employees for the cost of the clothing and by paying certain bonus payments to its employees in the form of lululemon gift cards redeemable only for lululemon merchandise. The complaint also alleges that the Company owes waiting time penalties as the result of failing to pay employees all wages due at the time of termination. The plaintiffs are seeking an unspecified amount of damages. The Company intends to vigorously defend the matter.

On March 26, 2009, a former hourly Company employee filed a class action lawsuit in Orange County Superior Court, California entitled Brett Kohlenberg et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various California Labor Code sections by failing to pay its employees for certain rest and meal breaks and “off the clock” work, and for penalties related to waiting times and failure to provide itemized wage statements. The plaintiff is seeking an unspecified amount of damages. The Company intends to vigorously defend the matter.

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

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks	Thirteen Weeks
	Ended May 3,	Ended May 4,
	2009	2008

Net income from continuing operations	$6,518	$8,471
Net income from discontinued operations	—	5

Net income	$6,518	$8,476
Basic weighted-average number of shares outstanding	70,131	67,678
Basic earnings per share
Net income from continuing operations	$0.09	$0.13
Net income from discontinued operations	—	—

Net basic earnings per share	$0.09	$0.13
Basic weighted-average number of shares outstanding	70,131	67,678
Effect of stock options assume exercised	200	3,973

Diluted weighted-average number of shares outstanding	70,331	71,651
Diluted earnings per share
Net income from continuing operations	$0.09	$0.12
Net income from discontinued operations	—	—

Diluted earnings per share	$0.09	$0.12

Our calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirteen weeks ended May 3, 2009 and May 4, 2008, 2,171 and 249 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	May 3,	February 1,
	2009	2009

Accounts receivable:
Trade accounts receivable	$3,284	$3,171
Other accounts receivable	589	863
Allowance for doubtful accounts	(5)	(5)

	$3,868	$4,029

Inventories:
Finished goods	$43,004	$52,828
Raw materials	2,040	558
Provision to reduce inventory to market value	(409)	(1,335)

	$44,635	$52,051

Property and equipment:
Leasehold improvements	$53,570	$52,101
Furniture and fixtures	17,358	16,581
Computer hardware and software	21,263	19,411
Equipment and vehicles	289	279
Accumulated amortization and depreciation	(31,520)	(26,710)

	$60,960	$61,662

Goodwill and intangible assets:
Goodwill	$738	$738
Changes in foreign currency exchange rates	68	36

	806	774

Reacquired franchise rights	10,162	10,162
Non-competition agreements	694	694
Accumulated amortization	(3,544)	(3,162)
Changes in foreign currency exchange rates	48	(308)

	7,360	7,386

	$8,166	$8,160

Other non-current assets:
Prepaid rent and security deposits	$848	$872
Deferred lease cost	1,668	1,718
Advances to and investments in franchise	3,138	2,863

	$5,654	$5,453

Accrued liabilities:
Inventory purchases	$3,764	$15,772
Sales tax collected	1,968	1,681
Accrued rent	1,127	1,147
Lease exit costs	1,147	1,189
Other	2,122	2,314

	$10,128	$22,103

Other non-current liabilities:
Deferred lease liability	$8,360	$7,326
Tenant inducements	3,616	3,975

	$11,976	$11,301

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	SEGMENT REPORTING

The Company’s reportable segments are comprised of corporate-owned stores, franchises and other. Phone sales, warehouse sales, e-commerce sales and showrooms sales have been combined into our other segment. Information for these segments is detailed in the table below:

	Thirteen Weeks	Thirteen Weeks
	Ended May 3,	Ended May 4,
	2009	2008

Net revenue:
Corporate-owned stores	$72,902	$69,351
Franchises	2,691	4,538
Other	6,087	3,141

	$81,680	$77,030

Income from operations before general corporate expense:
Corporate-owned stores	$18,045	$23,167
Franchises	939	2,079
Other	1,891	1,886

	20,875	27,132
General corporate expense	11,022	15,185

Income from operations	9,853	11,947
Other income (expense), net	78	277

Income before income taxes	$9,931	$12,224

Capital expenditures:
Corporate-owned stores	$1,013	$5,052
Corporate	1,267	3,548

	$2,280	$8,600

Depreciation:
Corporate-owned stores	$3,121	$2,100
Corporate	1,157	1,243

	$4,278	$3,343

NOTE 9.	DISCONTINUED OPERATIONS

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

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of discontinued operations are summarized as follows:

	Thirteen Weeks	Thirteen Weeks
	Ended May 3,	Ended May 4,
	2009	2008

Revenue	$—	$1,137
Expenses	—	1,077
Minority interest	—	(55)

Net income from discontinued operations	$—	$5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal 2008 filed on March 27, 2009. These factors include without limitation:

•	our ability to sustain operational and performance levels in a volatile worldwide economy;

•	our ability to manage operations at our current size or manage growth effectively;

•	our ability to locate suitable locations to open new stores and to attract customers to our stores;

•	our ability to successfully expand in new markets outside of North America;

•	our ability to finance our growth and maintain sufficient levels of cash flow;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to maintain our historical levels of comparable store sales or average sales per square foot;

•	our ability to continually innovate and provide our consumers with improved products;

•	the ability of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our lack of long-term supplier contracts;

•	our lack of patents or exclusive intellectual property rights in our fabrics and manufacturing technology;

•	our ability to attract and maintain the services of our senior management and key employees;

•	the availability and effective operation of management information systems and other technology;

•	changes in consumer preferences or changes in demand for technical athletic apparel and other products;

•	our ability to accurately forecast consumer demand for our products;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to maintain effective internal controls; and

•	changes in general economic or market conditions, including as a result of political or military unrest or terrorist attacks.

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

Our fiscal year ends on the Sunday closest to January 31st of the following year. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year.

Overview

The world economy slowed considerably during fiscal 2008 as problems in global financial markets became more widespread and consumers cut back on retail spending amid fears of a global recession. Our sales growth slowed in the latter part of the third quarter of fiscal 2008, driven in part by this reduced spending. This challenging economic climate and the continued weakness of the Canadian dollar continued to negatively affect our financial results during the thirteen week period ended May 3, 2009.

In response to the changes in the world economy and the impact on our operating results, we have taken several steps to address the deterioration in the retail environment and address our support structure. These steps, which we discussed in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 27, 2009, included the development and implementation of several important initiatives as part of our strategy designed to increase customer traffic in our corporate-owned store locations, reduce infrastructure expenses and improve our operating results.

We have started to realize the positive effects of our cost reductions and efficiency initiatives and expect the impact of such initiatives on our financial results to continue through the remainder of fiscal 2009. These targeted cost reductions and associated efficiency efforts were designed to structure our business for long-term profitable growth and protect our brand integrity. We believe our continued strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives we implemented at the end of fiscal 2008 as well as make investments at strategic times which will benefit our company.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of May 3, 2009, our branded apparel was principally sold through 114 corporate-owned and franchise stores that are primarily located in North America and Australia. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the first quarter of fiscal 2009, approximately 57% of our net revenue was derived from sales of our products in Canada, 43% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America.

Our net revenue has grown from $40.7 million in fiscal 2004 to $353.5 million in fiscal 2008. This represents a compound annual growth rate of 72%. Our increase in net revenue from fiscal 2004 to fiscal 2008 resulted from the addition of retail locations in North America, including 34 net openings in fiscal 2008 and 31 net openings in fiscal 2007, and comparable store sales growth as high as 34%, which we realized in fiscal 2007. Our net revenue from continuing operations also increased from $77.0 million in the first quarter of fiscal 2008 to $81.7 million in the first quarter of fiscal 2009, representing a 6% increase. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, franchises and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our franchises segment accounted for 3% of our net revenues from continuing operations in the first quarter of fiscal 2009, 5% of our net revenues from continuing operations in fiscal 2008 and 7% of our net revenues from continuing operations in fiscal 2007. Opening new franchise stores is not a significant part of our near-term growth strategy, and we therefore expect that if the revenue derived from our franchise stores continues to comprise less than 10% of the net revenue we report in future fiscal years, we will re-evaluate our segment reporting disclosures. Our other operations accounted for less than 10% of our net revenues from continuing operations in each of the first quarter of fiscal 2009, fiscal 2008 and fiscal 2007.

Results of Operations

First Quarter Results

The following table summarizes key components of our results of operations for the thirteen week periods ended May 3, 2009 and May 4, 2008. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended May 3, 2009
	and May 4, 2008
	2009	2008	2009	2008
	(In thousands)		(Percentages)

Net revenue	$81,680	$77,030	100.0	100.0
Cost of goods sold	46,731	35,929	57.2	46.6

Gross profit	34,949	41,101	42.8	53.4
Selling, general and administrative expenses	25,096	29,154	30.7	37.9

Income from operations	9,853	11,947	12.1	15.5
Other income (expense), net	78	277	0.1	0.4

Income before income taxes	9,931	12,224	12.2	15.9
Provision for income taxes	3,413	3,753	4.2	4.9

Net income from continuing operations	6,518	8,471	8.0	11.0
Net income from discontinued operations	—	5	—	—

Net income	$6,518	$8,476	8.0	11.0

Net Revenue

Net revenue increased $4.7 million, or 6%, to $81.7 million for the first quarter of fiscal 2009 from $77.0 million for the first quarter of fiscal 2008. This increase was the result of sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the first quarter of fiscal 2008 remained constant, our net revenue would have increased $15.6 million, or 20%, for the first quarter of fiscal 2009.

	Thirteen Weeks	Thirteen Weeks
	Ended May 3,	Ended May 4,
	2009	2008
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$72,902	$69,351
Franchises	2,691	4,538
Other	6,087	3,141

Net revenue	$81,680	$77,030

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $3.6 million, or 5%, to $72.9 million for the first quarter of fiscal 2009 from $69.4 million for the first quarter of fiscal 2008. The following contributed to the $3.6 million increase in net revenue from our corporate-owned stores segment:

•	Net revenue from corporate-owned stores we opened subsequent to May 4, 2008, and therefore not included in the comparable store sales growth, contributed $16.5 million of the increase. Of this increase, $2.0 million was contributed by franchised stores that were reacquired since the first quarter of fiscal 2008. New store openings since the first quarter of fiscal 2008 included four stores in Canada and 29 stores in the United States;

•	Comparable store sales decline of 21% in the first quarter of fiscal 2009 resulted in a $14.4 million decrease to net revenue. Assuming the average exchange rate between the Canadian and the United States dollars for the first quarter of fiscal 2008 remained constant our comparable store sales would have declined 8% for the first quarter of fiscal 2009 and resulted in a $5.3 million decrease to net revenue; and

•	Net revenue related to gift card breakage contributed $1.5 million of the increase. Based on historical gift card breakage, we recognize into revenue a portion of gift card sales for which we estimate redemption is remote over the estimated period of redemption. In the first quarter of fiscal 2009 we recorded a one-time charge of $1.3 million related to a change in our estimated rate of redemption.

Franchises.  Net revenue from our franchises segment decreased $1.8 million, or 41%, to $2.7 million for the first quarter of fiscal 2009 from $4.5 million for the first quarter of fiscal 2008. The decrease in net revenue from our franchises segment resulted primarily from our reacquisition of three franchise stores in the third quarter of fiscal 2008.

Other.  Net revenue from our other segment increased $2.9 million, or 94%, to $6.1 million for the first quarter of fiscal 2009 from $3.1 million for the first quarter of fiscal 2008. The $2.9 million increase was primarily the result of increased outlet sales, wholesale and showroom sales, and the launch of e-commerce in the first quarter of fiscal 2009.

Gross Profit

Gross profit decreased $6.2 million, or 15%, to $34.9 million for the first quarter of fiscal 2009 from $41.1 million for the first quarter of fiscal 2008. The decrease in gross profit was driven principally by:

•	an increase in product costs of $5.0 million associated with our sale of goods through corporate-owned stores related primarily to unfavorable foreign exchange differences;

•	an increase in fixed costs, such as occupancy costs and depreciation, of $4.1 million related to an increase in corporate-owned stores which has a deleveraging effect on gross profit; and

•	a decrease of $1.1 million in gross profit from our franchises segment related primarily to the reacquisition of franchised stores late in the third quarter of fiscal 2008.

This amount was partially offset by:

•	an increase of $3.6 million in net revenue from our corporate-owned stores segment related to an increase in corporate-owned stores and a one-time charge related to gift card breakage;

•	an increase of $0.3 million in our other segment related primarily to increased outlet sales, wholesale and showroom sales, and the launch of e-commerce in the first quarter of fiscal 2009; and

•	a decrease in the cost of sales support departments of $0.3 million related to costs for distribution, design, merchandising and production.

Gross profit as a percentage of net revenue, or gross margin, decreased 10.6%, to 42.8% for the first quarter of fiscal 2009 from 53.4% for the first quarter of fiscal 2008. The decrease in gross margin resulted primarily from

•	an increase in fixed costs, such as occupancy costs and depreciation, which has a deleveraging effect on gross profit as a percentage of revenue, which contributed to a decrease in gross margin of 4.4%;

•	unfavorable foreign exchange differences of 3.2%; and

•	shrinkage, strategic pricing initiatives and other of 3.0%.

Our costs of goods sold in the first quarter of fiscal 2009 and the first quarter of fiscal 2008 included $0.2 million and $0.2 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.1 million, or 14%, to $25.1 million for the first quarter of fiscal 2009 from $29.2 million for the first quarter of fiscal 2008. As a percentage of net revenue, selling, general and administrative expenses decreased 7.1%, to 30.7% from 37.9%. The $4.1 million decrease in selling, general and administrative expenses was principally comprised of:

•	a decrease in employee compensation, including options expense, of $2.6 million related to a reduction in employee head count in our corporate-owned store locations and store support center, as part of our efforts to reduce operating expenses, as well as a one-time charge in the first quarter of fiscal 2008 related to the acceleration of performance-based awards;

•	an increase in foreign exchange gains of $1.1 million related to favorable fluctuations in the Canadian-United States dollar exchange rates;

•	a decrease in travel and miscellaneous expense of $1.0 million related to a reduction in discretionary spending as part of our efforts to reduce operating expenses and improve our income from operations; and

•	a decrease in professional fees of $0.3 million related to recruiting, legal and accounting.

This amount was partially offset by an increase in other employee costs of $0.8 million related to a one-time charge in the first quarter of fiscal 2009.

Our selling, general and administrative expenses in the first quarter of fiscal 2009 and the first quarter of fiscal 2008 included $1.2 million and $2.0 million, respectively, of stock-based compensation expense.

Income from Operations

The decrease of $2.1 million in income from operations for the first quarter of fiscal 2009 was primarily due to a $6.2 million decrease in gross profit resulting from increased product costs as a percentage of net revenue, as well increases in fixed expenses, such as occupancy costs, which created downward pressure on our margins. This was partially offset by a decrease of $4.1 million in selling, general and administrative expenses, a result of improved labor management and reduced expenses in light of current business volumes.

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

Income from operations before general corporate expenses from:

•	our corporate-owned stores segment decreased $5.1 million, or 22%, to $18.0 million for the first quarter of fiscal 2009 from $23.2 million for the first quarter of fiscal 2008 primarily due to a decrease of $5.3 million related to gross margin, which was offset partially by a decrease in selling, general and administrative expenses as part of our efforts to improve labor management and reduce operating expenses;

•	our franchises segment decreased $1.1 million, or 55%, to $1.0 million for the first quarter of fiscal 2009 from $2.1 million for the first quarter of fiscal 2008 primarily as a result of franchises net revenue included in the comparative period shifting to corporate-owned stores income from operations when we acquired two franchise stores in Victoria, British Columbia and one franchise store in Bellevue, Washington; and

•	our other segment remained consistent with the first quarter of fiscal 2008 at $1.9 million for the first quarter of fiscal 2009 primarily due to the introduction of online sales through our e-commerce channel and offset by an increase in outlet locations, where our discounts offered to customers to move through inventory reduces our gross margins.

Other income (expense), net decreased $0.2 million to $0.1 million for the first quarter of fiscal 2009 from $0.3 million for the first quarter of fiscal 2008. The decrease was primarily due to interest income earned on higher cash balances in the prior period compared to the current period.

Provision for Income Taxes

Provision for income taxes decreased $0.3 million, to $3.4 million, for the first quarter of fiscal 2009 from $3.8 million for the first quarter of fiscal 2008. Our effective tax rate was 34% for the first quarter of fiscal 2009 compared to 31% for the first quarter of fiscal 2008. The income generated in the first quarters of fiscal 2009 and fiscal 2008 in the United States was fully offset by non-operating losses generated in prior periods.

Net Income

Net income decreased $2.0 million to $6.5 million for the first quarter of fiscal 2009 from $8.5 million for the first quarter of fiscal 2008. The decrease in net income of $2.0 million for the first quarter of fiscal 2009 was a result of a decrease in gross profit of $6.2 million resulting from increased product costs and fixed costs, such as occupancy, and a decrease in other income (expense), net of $0.2 million, offset by decreases in selling, general and administrative expenses of $4.1 million and a decrease of $0.3 million in provision for income taxes.

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

At May 3, 2009, our working capital (excluding cash and cash equivalents) was $27.3 million and our cash and cash equivalents were $59.3 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended May 3,	Ended May 4,
	2009	2008
	(In thousands)

Total cash provided by (used in):
Operating activities	$2,819	$(10,264)
Investing activities	(2,555)	(8,560)
Financing activities	350	54
Effect of exchange rate changes on cash	1,860	(577)

Increase (decrease) in cash and cash equivalents	$2,474	$(19,347)

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally prepaid expenses and other current assets, inventories, accounts payable and accrued liabilities.

Cash provided by operating activities increased $13.1 million, to $2.8 million for the thirteen weeks ended May 3, 2009 compared to cash used in operating activities of $10.3 million for the thirteen weeks ended May 4, 2008. The $13.1 million increase was primarily a result of a decrease in inventories and an increase in wages and income taxes payable, and was offset by a decrease in miscellaneous accruals. The net decrease in the change in inventories is a result of selling our on-hand spring inventories we had built-up at the end of fiscal 2008 for a larger store base. The net change in amounts payable and miscellaneous accruals are a result of changes in the timing of receipts and payments of invoices from and to third parties.

Investing Activities

Investing Activities relate entirely to capital expenditures and advances to and investments in franchise.

Cash used in investing activities decreased $6.0 million to $2.6 million for the thirteen weeks ended May 3, 2009 from $8.6 million for the thirteen weeks ended May 4, 2008. The $6.0 million decrease was a result of reduced corporate-owned store openings. In the first quarter of fiscal 2009 no new corporate-owned stores were opened compared to four new corporate-owned stores opened in the first quarter of fiscal 2008.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities increased to $0.4 million for the thirteen weeks ended May 3, 2009 from $0.1 million of cash provided by financing activities for the thirteen weeks ended May 4, 2008.

We believe that our cash from operations and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 24 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in “Risk Factors” of our Annual Report on Form 10-K for fiscal 2008 filed on March 27, 2009. In addition, we may make discretionary capital improvements with respect to our stores, distribution facility, headquarters, or other systems, which we would expect to fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.

Revolving Credit Facility

In April 2007, we executed a credit facility with the Royal Bank of Canada that provided for a CDN$20,000,000 uncommitted demand revolving credit facility to fund our working capital requirements. This agreement canceled our previous CDN$8,000,000 credit facility. Borrowings under this uncommitted credit facility are made on a when-and-as-needed basis at our discretion.

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

At May 3, 2009, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of May 3, 2009, letters of credit and letters of guarantee totaling $1.5 million have been issued.

Other than these standby letters of credit and guarantee, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for our 2008 fiscal year end and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q. We believe that there have been no other significant changes during the thirteen weeks ended May 3, 2009 to our critical accounting policies.

Operating Locations

Our operating locations by country, state and province as of May 3, 2009 are summarized in the table below.

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	8	—	8
British Columbia	11	—	11
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	—	1	1

Total Canada	42	1	43

United States
California	19	1	20
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	2	—	2
Florida	2	—	2
Hawaii	1	—	1
Illinois	6	—	6
Maryland	2	—	2
Massachusetts	4	—	4
Michigan	1	—	1
Nevada	1	—	1
New Jersey	2	—	2
New York	7	—	7
Oregon	1	—	1
Pennsylvania	1	—	1
Texas	5	—	5
Virginia	2	—	2
Washington	3	—	3

Total United States	61	4	65

International
Australia	—	6	6

Total International	—	6	6

Overall total, as of May 3, 2009	103	11	114

Overall total, as of February 1, 2009	103	10	113

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the United States dollar. Historically, our operations were based largely in Canada. As of May 3, 2009, we operated 42 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, because we recognize net revenue from sales in Canada in Canadian dollars, if the United States dollar strengthens it would have a negative impact on our Canadian operating results upon translation of those results into United States dollars for the purposes of consolidation. Any hypothetical loss in net revenue could be partially or completely offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% appreciation in the relative value of the United States dollar compared to the Canadian dollar would have resulted in lost income from operations of approximately $1.0 million for the first quarter of fiscal 2009. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaced our previous credit facility. Because our revolving credit facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. At May 3, 2009, we had no outstanding borrowings on our revolving facility. We do not believe we currently are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions to be made regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis, and as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 3, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 3, 2009, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended May 3, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for our 2008 fiscal year filed on March 27, 2009. There have been no material changes to the “Risk Factors” previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information regarding the Company’s purchases of its common stock during the thirteen week period ended May 3, 2009:

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

February 2, 2009 — March 1, 2009	9,367	$7.64	9,367	2,927,733
March 2, 2009 — April 5, 2009	12,606	8.56	12,606	2,915,127
April 6, 2009 — May 3, 2009	4,544	15.98	4,544	2,910,583

Total	26,517		26,517

(1)	Monthly information is presented by reference to our fiscal months during our first quarter of fiscal 2009.

(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares available for issuance under the ESPP is 3,000,000.

ITEM 6.	EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Third Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009
10.1	2009 Executive Bonus Plan		8-K	10.1	001-33608	3/31/2009
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ John E. Currie
John E. Currie
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: June 10, 2009

Exhibit Index

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Third Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009
10.1	2009 Executive Bonus Plan		8-K	10.1	001-33608	3/31/2009
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X