Form 10-Q
period 2009-08-02
lululemon athletica inc.
filed 2009-09-10
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At September 8, 2009, there were 50,843,956 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At September 8, 2009 there were outstanding 19,408,346 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at September 8, 2009, the registrant had outstanding 19,408,346 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	August 2,	February 1,
	2009	2009
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$83,797	$56,797
Accounts receivable	5,789	4,029
Inventories	46,542	52,051
Prepaid expenses and other current assets	6,604	4,111

	142,732	116,988
Property and equipment, net	61,265	61,662
Goodwill and intangible assets, net	8,525	8,160
Deferred income taxes	6,974	19,373
Other non-current assets	6,330	5,453

	$225,826	$211,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,073	$5,269
Accrued liabilities	17,936	22,103
Accrued compensation and related expenses	6,996	5,862
Income taxes payable	—	2,133
Unredeemed gift card liability	6,758	9,278
Other current liabilities	505	690

	35,268	45,335
Other non-current liabilities	13,298	11,301
Deferred income taxes	181	158

	48,747	56,794

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000 shares authorized, issued and outstanding 19,420 and 19,517 shares	—	—
Special voting stock, $0.00001 par value, 30,000 shares authorized, issued and outstanding 19,420 and 19,517 shares	—	—
Common stock, $0.01 par value, 200,000 shares authorized, issued and outstanding 50,829 and 50,422 shares	508	504
Additional paid-in capital	146,919	155,961
Retained earnings	25,290	9,528
Accumulated other comprehensive income (loss)	4,362	(11,151)

	177,079	154,842

	$225,826	$211,636

See accompanying notes to the interim consolidated financial statements lululemon athletica inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended August 2,	Ended August 3,	Ended August 2,	Ended August 3,
	2009	2008	2009	2008
		(Unaudited)

Net revenue	$97,721	$85,484	$179,401	$162,424
Cost of goods sold	52,557	41,108	99,213	76,947

Gross profit	45,164	44,376	80,188	85,477
Selling, general and administrative expenses	30,832	28,832	56,003	57,987

Income from operations	14,332	15,544	24,185	27,490
Other income, net	23	211	101	489

Income before income taxes	14,355	15,755	24,286	27,979
Provision for income taxes	5,111	3,415	8,524	7,169

Net income from continuing operations	9,244	12,340	15,762	20,810
Net loss from discontinued operations	—	(1,192)	—	(1,186)

Net income	$9,244	$11,148	$15,762	$19,624

Basic earnings (loss) per share
Continuing operations	$0.13	$0.18	$0.22	$0.31
Discontinued operations	—	(0.02)	—	(0.02)

Net basic earnings per share	$0.13	$0.16	$0.22	$0.29
Diluted earnings (loss) per share
Continuing operations	$0.13	$0.18	$0.22	$0.29
Discontinued operations	—	(0.02)	—	(0.02)

Net diluted earnings per share	$0.13	$0.16	$0.22	$0.27
Basic weighted-average number of shares outstanding	69,948	68,107	70,176	67,892
Diluted weighted-average number of shares outstanding	70,401	70,376	70,473	70,800

See accompanying notes to the interim consolidated financial statements lululemon athletica inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

			Special Voting
	Exchangeable Stock		Stock		Common Stock		Additional		Other
		Par		Par		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income (Loss)	Total
					(Unaudited)

Balance at February 1, 2009	19,517	$—	19,517	$—	50,422	$504	$155,961	$9,528	$(11,151)	$154,842
Comprehensive income:
Net income								15,762		15,762
Foreign currency translation adjustment									15,513	15,513

Comprehensive income										31,275
Stock-based compensation							2,816			2,816
Excess tax benefit from stock-based compensation							(12,024)			(12,024)
Common stock issued upon exchange of exchangeable shares	(97)		(97)		97	1	(1)			—
Restricted stock issuance					15					—
Stock options exercised					295	3	167	—		170

Balance at August 2, 2009	19,420	$—	19,420	$—	50,829	$508	$146,919	$25,290	$4,362	$177,079

See accompanying notes to the interim consolidated financial statements lululemon athletica inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended August 2,	Ended August 3,
	2009	2008
	(Unaudited)

Cash flows from operating activities
Net income	$15,762	$19,624
Net loss from discontinued operations	—	(1,186)

Net income from continuing operations	15,762	20,810
Items not affecting cash
Depreciation and amortization	9,552	7,199
Stock-based compensation	2,816	3,741
Deferred income taxes	518	(2,403)
Excess tax benefits from stock-based compensation	—	(2,661)
Other, including net changes in other non-cash balances
Prepaid expenses	(2,269)	(899)
Inventory	8,514	(5,501)
Accounts payable	(1,955)	(3,837)
Accrued liabilities	(2,996)	2,451
Income taxes payable	(1,882)	(7,554)
Other non-cash balances	1,070	(158)

Net cash provided by operating activities — continuing operations	29,130	11,187
Net cash used in operating activities — discontinued operations	—	(45)

	29,130	11,142
Cash flows from investing activities
Purchase of property and equipment	(5,344)	(19,284)
Investment in and advances to franchises	(959)	(2,796)

Net cash used in investing activities — continuing operations	(6,303)	(22,081)
Net cash used in investing activities — discontinued operations	—	—

	(6,303)	(22,081)
Cash flows from financing activities
Proceeds from exercise of stock options	171	333
Excess tax benefits from stock-based compensation	—	2,661

Net cash provided by financing activities — continuing operations	171	2,994
Net cash provided by financing activities — discontinued operations	—	—

	171	2,994
Effect of exchange rate changes on cash	4,002	(865)

Increase (decrease) in cash and cash equivalents from continuing operations	27,000	(8,810)
Cash and cash equivalents from continuing operations, beginning of period	$56,797	$52,545

Cash and cash equivalents from continuing operations, end of period	$83,797	$43,735

See accompanying notes to the interim consolidated financial statements lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Amounts in thousands, except per share amounts and store count information, unless otherwise indicated)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon”, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumers through our e-commerce sales channel, through independent franchises and through a network of wholesale accounts. At August 2, 2009 the Company’s primary markets are Canada and the United States where 42 and 62 corporate-owned stores were in operation, respectively, and Australia where 6 franchised stores were in operation. There were 104 and 103 corporate-owned stores in operation as of August 2, 2009 and February 1, 2009 respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of August 2, 2009 and for the twenty-six week periods ended August 2, 2009 and August 3, 2008 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 1, 2009 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended February 1, 2009, included in Item 8 in the fiscal 2008 Annual Report on Form 10-K. These unaudited interim consolidated financial statements reflect all adjustments which in the opinion of management are necessary to provide a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 27, 2009.

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

While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of earnings in “Net revenue.” For the thirteen and twenty-six weeks ended August 2, 2009, net revenue recognized on unredeemed gift card balances was $189 and $1,626, respectively. There was no net revenue recognized on unredeemed gift card balances during the year ended February 1, 2009.

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company follows the liability method with respect to accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates that will be in effect when these differences are expected to reverse, except for the amount of earnings related to our foreign operations where repatriation is not contemplated in the foreseeable future. Deferred income tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The recognition of a deferred income tax asset is based primarily on management’s forecasts, including current and proposed tax legislation, current and anticipated taxable income, utilization of previously unrealized non-operating loss carryforwards and regulatory reviews of tax filings. Given judgments and estimates required and the sensitivity of the results to the significant assumptions used, the accounting estimates used in relation to the recognition of deferred income tax assets are subject to measurement uncertainty and are susceptible to a material change if the underlying assumptions change.

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

United States income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $85,311 at August 2, 2009.

During the second quarter of fiscal 2009, an adjustment was made to deferred tax assets and additional paid-in capital in the amount of $12,024 relating to windfall recorded in the year ended February 1, 2009 in excess of taxes payable. A similar entry for $192 was recorded in the same period related to windfall recorded in the first quarter of fiscal 2009. The Company has concluded that the adjustment was not material to the financial statements.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years beginning after December 15, 2008. The effective date, as well as the adoption date for the Company, was February 2, 2009. Although FSP 142-3 may impact the Company’s reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical consolidated financial statements at the time of adoption.

In February 2008, the FASB issued FSP 157-2 that partially delays the effective date of Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”) for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The effective date, as well as the adoption date for the Company, was February 2, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Company has determined that the provisions of the standard which have been adopted did not have any impact on its consolidated financial statements at the time of adoption. The Company is currently evaluating the potential impact of the remaining provisions of SFAS 157.

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

Share option plans

The Company’s employees participate in various stock-based compensation plans, which are either provided by the Company or by a principal stockholder of the Company.

Stock-based compensation expense charged to income for the plans was $2,816 and $3,741 for the twenty-six weeks ended August 2, 2009 and August 3, 2008, respectively. Total unrecognized compensation cost as at August 2, 2009 was $12,546 for all stock option plans, which is expected to be recognized over a weighted-average period of 2.7 years.

Company stock options

A summary of the Company’s stock options and restricted shares activity as of August 2, 2009 and changes during the period then ended is presented below:

		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock	Exercise	Restricted	Grant
	Options	Price	Shares	Fair Value

Balance at February 1, 2009	1,905	$10.83	9	$24.04

Granted	631	$9.36	15	$13.83
Exercised	295	$0.58	—	$—
Forfeited	—	$—	—	$—
Balance at August 2, 2009	2,241	$11.76	24	$17.72

Exercisable at August 2, 2009	445	$11.25	—	$—

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholder- sponsored stock options

During the twenty-six weeks ended August 2, 2009 holders of the exchangeable shares converted 97 exchangeable shares into 97 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

During the twenty-six weeks ended August 2, 2009 there were no grants or forfeitures related to any of the stock options issued and outstanding under the stockholder-sponsored awards.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of our common stock under the ESPP. Additionally, we, or the subsidiary employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of our common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000 shares. During the quarter ended August 2, 2009, there were 15 shares purchased under the ESPP, which were funded by the Company through open market purchases.

NOTE 4.	PROVISION FOR IMPAIRMENT AND LEASE EXIT COSTS

During the twenty-six weeks ended August 2, 2009, in conjunction with the Company’s ongoing assessment to ensure that each of the Company’s properties fit into the Company’s strategy, the Company recorded a charge of $820 in lease exit costs related certain locations and reversed lease exit costs of $714 previously recorded in the fourth quarter of fiscal 2008. The fair market values were estimated using an expected present value technique.

A reconciliation of the associated provision for impairment and lease exit costs is as follows:

	Lease Exit
	and Other	Asset
	Related Costs	Impairment	Total

Provision for impairment and lease exit costs at February 1, 2009	$1,189	$—	$1,189
Costs incurred	1,620	—	1,620
Cash payments	(800)	—	(800)
Reversals	(714)	—	(714)

Provision for impairment and lease exit costs at August 2, 2009	$1,295	$—	$1,295

NOTE 5.	LEGAL PROCEEDINGS

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

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 6.	EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks	Thirteen Weeks	Twenty-six	Twenty-six
	Ended	Ended	Weeks Ended	Weeks Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008

Net income from continuing operations	$9,244	$12,340	$15,762	$20,810
Net loss from discontinued operations	—	(1,192)	—	(1,186)

Net income	$9,244	$11,148	$15,762	$19,624
Basic weighted-average number of shares outstanding	69,948	68,107	70,176	67,892
Basic earnings per share:
Net income from continuing operations	$0.13	$0.18	$0.22	$0.31
Net loss from discontinued operations	—	(0.02)	—	(0.02)

Net income	$0.13	$0.16	$0.22	$0.29
Basic weighted-average number of shares outstanding	69,948	68,107	70,176	67,892
Effect of stock options assumed exercised	453	2,269	297	2,907

Diluted weighted-average number of shares outstanding	70,401	70,376	70,473	70,800
Diluted earnings per share:
Net income from continuing operations	$0.13	$0.18	$0.22	$0.29
Net loss from discontinued operations	—	(0.02)	—	(0.02)

Net income	$0.13	$0.16	$0.22	$0.27

Our calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all respects. For the thirteen and twenty-six weeks ended August 2, 2009, 896 and 1,313 stock options were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	August 2,	February 1,
	2009	2009

Accounts receivable:
Trade accounts receivable	$3,690	$3,171
Other accounts receivable	2,104	863
Allowance for doubtful accounts	(5)	(5)

	$5,789	$4,029

Inventories:
Finished goods	$45,558	$52,828
Raw materials	2,009	558
Provision to reduce inventory to market value	(1,025)	(1,335)

	$46,542	$52,051

Property and equipment:
Leasehold improvements	$56,235	$52,101
Furniture and fixtures	17,715	16,581
Computer hardware and software	23,099	19,411
Equipment and vehicles	271	279
Accumulated amortization and depreciation	(36,055)	(26,710)

	$61,265	$61,662

Goodwill and intangible assets:
Goodwill	$738	$738
Changes in foreign currency exchange rates	149	36

	887	774

Reacquired franchise rights	10,162	10,162
Non-competition agreements	694	694
Accumulated amortization	(4,161)	(3,162)
Changes in foreign currency exchange rates	943	(308)

	7,638	7,386

	$8,525	$8,160

Other non-current assets:
Prepaid rent and security deposits	$889	$872
Deferred lease cost	1,619	1,718
Advances to and investments in franchise	3,822	2,863

	$6,330	$5,453

Accrued liabilities:
Inventory purchases	$9,672	$15,772
Sales tax collected	2,679	1,681
Accrued rent	1,401	1,147
Impairment and lease exit costs	1,295	1,189
Other	2,889	2,314

	$17,936	$22,103

Other non-current liabilities:
Deferred lease liability	$9,242	$7,326
Tenant inducements	4,056	3,975

	$13,298	$11,301

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	SEGMENT REPORTING

The Company’s reportable segments are comprised of corporate-owned stores, franchises and other. Phone sales, warehouse sales, e-commerce sales and showrooms sales have been combined into other. Information for these segments from continuing operations is detailed in the table below:

	Thirteen Weeks	Thirteen Weeks	Twenty-six	Twenty-six
	Ended	Ended	Weeks Ended	Weeks Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008

Net revenue:
Corporate-owned stores	$85,091	$78,334	$157,993	$147,685
Franchises	2,989	4,267	5,680	8,804
Other	9,641	2,883	15,728	5,935

	$97,721	$85,484	$179,401	$162,424

Income from operations before general corporate expense:
Corporate-owned stores	$23,466	$23,758	$41,648	$46,824
Franchises	1,112	2,290	2,051	4,369
Other	5,141	674	7,033	1,297

	29,719	26,722	50,732	52,489
General corporate expense	15,387	11,179	26,547	24,999

Income from operations	14,332	15,544	24,185	27,490
Other income, net	23	211	101	489

Income before income taxes	$14,355	$15,755	$24,286	$27,979

Capital expenditures:
Corporate-owned stores	$1,919	$8,124	$3,011	$13,176
Corporate	1,066	2,560	2,333	6,108

	$2,985	$10,684	$5,344	$19,284

Depreciation:
Corporate-owned stores	$3,463	$2,520	$6,583	$4,621
Corporate	1,811	1,095	2,969	2,068

	$5,274	$3,615	$9,552	$6,688

NOTE 9.	DISCONTINUED OPERATIONS

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

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of discontinued operations are summarized as follows:

	Twenty-six	Twenty-six Weeks
	Weeks Ended	Ended
	August 2, 2009	August 3, 2008

Revenue	$—	$2,541
Expenses	—	(3,812)
Minority interest	—	85

Net loss on discontinued operations	$—	$(1,186)

The net loss from discontinued operations represents all activity up to August 2, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal 2008 filed on March 27, 2009. These factors include without limitation:

•	our ability to sustain operational and performance levels in a volatile worldwide economy;

•	our ability to manage operations at our current size or manage growth effectively;

•	our ability to locate suitable locations to open new stores and to attract customers to our stores;

•	our ability to successfully expand in new markets outside of North America;

•	our ability to finance our growth and maintain sufficient levels of cash flow;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	our ability to effectively market and maintain a positive brand image and to protect the lululemon brand and related goodwill;

•	our ability to maintain our historical levels of comparable store sales or average sales per square foot;

•	our ability to continually innovate and provide our consumers with improved products;

•	the ability of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our lack of long-term supplier contracts;

•	our lack of patents or exclusive intellectual property rights in our fabrics and manufacturing technology;

•	our ability to attract and maintain the services of our senior management and key employees;

•	the availability and effective operation of management information systems and other technology;

•	changes in consumer preferences or changes in demand for technical athletic apparel and other products;

•	our ability to accurately forecast consumer demand for our products;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to maintain effective internal controls; and

•	changes in general economic or market conditions, including as a result of political or military unrest or terrorist attacks.

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

Overview

The world economy slowed considerably during fiscal 2008 as problems in global financial markets became more widespread and consumers cut back on retail spending amid fears of a global recession. Our sales growth slowed in the latter part of the third quarter of fiscal 2008, driven in part by this reduced spending. This challenging economic climate and the continued weakness of the Canadian dollar continued to negatively affect our financial results during the thirteen and twenty-six week periods ended August 2, 2009.

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

We continue to realize the positive effects of our cost reductions and efficiency initiatives and expect the impact of such initiatives on our financial results to continue through the remainder of fiscal 2009. These targeted cost reductions and associated efficiency efforts were designed to structure our business for long-term profitable growth and to protect our brand integrity. We believe our continued strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives we implemented at the end of fiscal 2008 as well as make investments at strategic times which will benefit our company.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of August 2, 2009, our branded apparel was principally sold through 115 corporate-owned and franchise stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the second quarter of fiscal 2009, approximately 62% of our net revenue was derived from sales of our products in Canada, 38% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America.

Our net revenue has grown from $40.7 million in fiscal 2004 to $353.5 million in fiscal 2008. This represents a compound annual growth rate of 72%. Our net revenue from continuing operations also increased from $162.4 million in the first two quarters of fiscal 2008 to $179.4 million in the first two quarters of fiscal 2009, representing a 10% increase. Our increase in net revenue from fiscal 2004 to fiscal 2008 resulted from the addition of retail locations in North America, including 34 net openings in fiscal 2008 and 31 net openings in fiscal 2007, and comparable store sales growth as high as 34%, which we realized in fiscal 2007. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, franchises and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our franchises segment accounted for 3% of our net revenues from continuing operations in the first two quarters of fiscal 2009, 5% of our net revenues from continuing operations in fiscal 2008 and 7% of our net revenues from continuing operations in fiscal 2007. Opening new franchise stores is not a significant part of our near-term growth strategy, and we therefore expect that if the revenue derived from our franchise stores continues to comprise less than 10% of the net revenue we report in future fiscal years, we will re-evaluate our segment reporting disclosures. Our other operations accounted for less than 10% of our net revenues from continuing operations in each of the first two quarters of fiscal 2009, fiscal 2008 and fiscal 2007.

Results of Continuing Operations

Thirteen Weeks Results

The following table summarizes key components of our results of operations for the thirteen weeks ended August 2, 2009 and August 3, 2008. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended
	August 2, 2009 and August 3, 2008
	2009	2008	2009	2008
	(In thousands)		(Percentages)

Net revenue	$97,721	$85,484	100.0	100.0
Cost of goods sold	52,557	41,108	53.8	48.1

Gross profit	45,164	44,376	46.2	51.9
Selling, general and administrative expenses	30,832	28,832	31.6	33.7

Income from operations	14,332	15,544	14.7	18.2
Other income, net	23	211	0.0	0.2

Income before income taxes	14,355	15,755	14.7	18.4
Provision for income taxes	5,111	3,415	5.2	4.0

Net income from continuing operations	9,244	12,340	9.5	14.4
Net loss from discontinued operations	—	(1,192)	—	(1.4)

Net income	$9,244	$11,148	9.5	13.0

Net Revenue

Net revenue increased $12.2 million, or 14%, to $97.7 million for the second quarter of fiscal 2009 from $85.5 million for the second quarter of fiscal 2008. This increase was the result of sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the second quarter of fiscal 2008 remained constant, our net revenue would have increased $19.1 million, or 22%, for the second quarter of fiscal 2009.

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 2, 2009	August 3, 2008
	(In thousands)
Net revenue by segment:
Corporate-owned stores	$85,091	$78,334
Franchises	2,989	4,267
Other	9,641	2,883

Net revenue	$97,721	$85,484

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $6.8 million, or 9%, to $85.1 million for the second quarter of fiscal 2009 from $78.3 million for the second quarter of fiscal 2008. The following contributed to the $6.8 million increase in net revenue from our corporate-owned stores segment:

•	Net revenue from corporate-owned stores we opened during the first two quarters of fiscal 2009, and other corporate-owed stores we opened, or reacquired the franchise rights for, subsequent to August 3, 2008 and therefore not included in the comparable store sales growth, contributed $14.6 million of the increase. Net new store openings since the second quarter of fiscal 2008 included two stores in Canada and 22 stores in the United States; and

•	Comparable store sales decline of 2% in the second quarter of fiscal 2009 resulted in a $1.7 million decrease to net revenue, excluding the effect of foreign currency fluctuations. Including the effect of foreign currency fluctuations, comparable stores sales declined 10%, or $7.8 million, in the second quarter of fiscal 2009.

Franchises.  Net revenue from our franchises segment decreased $1.3 million, or 30%, to $3.0 million for the second quarter of fiscal 2009 from $4.3 million for the second quarter of fiscal 2008. The decrease in net revenue from our franchises segment resulted primarily from our reacquisition of two franchise stores in Victoria, British Columbia and one franchised store in Bellevue, Washington in the third quarter of fiscal 2008.

Other.  Net revenue from our other segment increased $6.8 million, or 234%, to $9.6 million for the second quarter of fiscal 2009 from $2.9 million for the second quarter of fiscal 2008. The $6.8 million increase was primarily the result of an increase in sales from the launch of our e-commerce channel in the first quarter of fiscal 2009 which contributed $2.8 million in net revenues, as well as increased sales from wholesale, outlet and warehouse sales which contributed $3.9 million in net revenues.

Gross Profit

Gross profit increased $0.8 million, or 2%, to $45.2 million for the second quarter of fiscal 2009 from $44.4 million for the second quarter of fiscal 2008. The increase in gross profit was driven principally by:

•	an increase of $6.8 million in net revenue from our corporate-owned stores segment related to an increase in corporate-owned stores;

•	an increase of $6.8 million in net revenue from our other segment related primarily to an increase in sales from the launch of our e-commerce channel in the first quarter of fiscal 2009 as well as increased sales from wholesale, outlet and warehouse sales; and

•	a decrease in the cost of sales support departments of $0.9 million related to reduced costs for distribution, design, merchandising and production.

These amounts were partially offset by:

•	an increase in product costs of $6.5 million associated with our sale of goods through corporate-owned stores related primarily to increased revenues and unfavorable foreign exchange differences;

•	an increase in product costs of $3.4 million associated with the increase in the sale of our goods through our other segment including the launch of our e-commerce channel in the first fiscal quarter of 2009 as well as increased sales from outlet and warehouse locations;

•	an increase in fixed costs, such as occupancy costs and depreciation, of $2.7 million related to an increase in corporate-owned stores which has a deleveraging effect on gross profit; and

•	a decrease of $1.2 million in gross profit from our franchise segment related primarily to the reacquisition of franchised stores late in the third quarter of fiscal 2008.

Gross profit as a percentage of net revenue, or gross margin, decreased 5.7%, to 46.2% for the second quarter of fiscal 2009 from 51.9% for the second quarter of fiscal 2008. The decrease in gross margin resulted primarily from:

•	strategic pricing initiatives, sourcing initiatives and other of 3.5%;

•	unfavorable foreign exchange differences of 2.6%; and

•	an increase in fixed costs, such as occupancy costs and depreciation, which has a deleveraging effect on gross profit as a percentage of revenue, which contributed to a decrease in gross margin of 1.4%.

This was offset by expenses related to our production, design, merchandising and distribution departments which had a leveraging effect on gross profit as a percentage of revenue, and contributed to an increase in gross margin of 1.8%.

Our costs of goods sold in the second quarter of fiscal 2009 and the second quarter of fiscal 2008 included $0.2 million and $0.4 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.0 million, or 7%, to $30.8 million for the second quarter of fiscal 2009 from $28.8 million for the second quarter of fiscal 2008. As a percentage of net revenue, selling, general and administrative expenses decreased 2.1%, to 31.6% from 33.7%. The $2.0 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase of $1.0 million primarily related to lease cancellations and employment related legal matters;

•	an increase in administrative costs associated with the launch in the first fiscal quarter of 2009 of our new e-commerce channel of $0.8 million;

•	an increase in administrative costs associated with increased net revenue in our other sales channel of $0.5 million;

•	an increase in foreign exchange losses of $0.5 million related to unfavorable fluctuations in the Canadian-United States dollar exchange rates; and

•	an increase in depreciation costs of $0.4 million primarily related to the retirement of legacy IT systems.

These amounts were partially offset:

•	a decrease in costs associated with our corporate store segment of $0.9 million primarily related to lower employee and distribution costs; and

•	a decrease in employee compensation of $0.3 million related to a decrease in employee head count in our store support center, as part of our efforts to reduce operating expenses.

Our selling, general and administrative expenses in the second quarter of fiscal 2009 and the second quarter of fiscal 2008 included $1.2 million and $1.1 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations decreased $1.2 million, or 8% to $14.3 million for the second quarter of fiscal 2009 from $15.5 million for the second quarter of fiscal 2008. The decrease of $1.2 million in income from operations for the second quarter of fiscal 2009 was primarily due to a $2.0 million increase in selling, general and administrative expenses, partially offset by an increase of $0.8 million in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened.

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

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment remained consistent with the second quarter of fiscal 2008 with less than a 1% increase, at $23.5 million for the second quarter of fiscal 2009. The increase in corporate-owned stores net revenue of $6.8 million was offset by an increase of $6.5 million cost of goods sold and a decrease in store operating expenses of $0.4 million;

•	our franchises segment decreased $1.2 million, or 53%, to $1.1 million for the second quarter of fiscal 2009 from $2.3 million for the second quarter of fiscal 2008, primarily as a result of franchises net revenue included in the comparative period shifting to corporate-owned stores income from operations when we reacquired two franchised stores in Victoria, British Columbia and one franchised store in Bellevue, Washington; and

•	our other segment increased $4.4 million, or 635%, to $5.1 million for the second quarter of fiscal 2009 from $0.7 million for the second quarter of fiscal 2008, primarily due to the introduction of online sales through our e-commerce channel as well as increased outlet, warehouse and wholesale activity.

Other income, net decreased $0.2 million to $nil for the second quarter of fiscal 2009 from $0.2 million for the second quarter of fiscal 2008. The decrease was primarily due to lower interest rates earned on cash balances.

Provision for Income Taxes

Income tax expense for the second quarter of fiscal 2009 was $5.1 million compared to $3.4 million for the corresponding period in fiscal 2008. The Company’s financial statement effective tax rate for the thirteen weeks ended August 2, 2009 was 36%. The effective tax rate will vary from the statutory rate because (i) stock-based compensation expense recorded is a permanent difference in certain jurisdictions, (ii) the realization of the benefits of the tax assets recorded prior to the second quarter of fiscal 2008, and (iii) the realization of the benefits of the tax assets related primarily to historical tax differences between financial and tax bases of assets and liabilities prior to February 1, 2009.

During the second quarter of fiscal 2008, after considering a number of factors, including a history of cumulative earnings, utilization of previously generated NOLs and estimated taxable income in future years, we determined we would more likely than not realize substantial future tax benefits from our deferred income tax assets generated in the United States prior to February 1, 2009. As a result of this analysis the Company recorded deferred tax assets of (i) $1.4 million related primarily to historical tax differences between financial and tax bases of assets and liabilities, (ii) $0.9 million cumulative tax benefit recorded from stock-based compensation expense prior to the second quarter of fiscal 2008, and (iii) $2.7 million excess tax benefit from the exercise of stock options during and prior to the second quarter of fiscal 2008.

During the second quarter of fiscal 2009, an adjustment was made to deferred tax assets and additional paid-in capital in the amount of $12.0 million relating to windfall taxes recorded in the year ended February 1, 2009 in excess of US taxes payable. A similar entry for $0.2 million was recorded in the same period related to windfall taxes recorded in the first quarter of fiscal 2009. The Company has concluded that the adjustment was not material to the financial statements.

Net Income from Continuing Operations

Net income from continuing operations decreased $3.1 million, to $9.2 million for the second quarter of fiscal 2009 from $12.3 million for the second quarter of fiscal 2008. The decrease in net income of $3.1 million for the second quarter of fiscal 2009 was a result of a $2.0 million increase in selling, general and administrative expenses, a $1.7 million increase in provision for income taxes and a $0.2 million decrease in other income, net, partially offset by an increase of $0.8 million in gross profit resulting from additional sales from corporate-owned stores opened.

Discontinued Operations

During the second quarter of fiscal 2009, revenues, expenses and loss from discontinued operations were $nil. The loss from discontinued operations was $1.2 million for the second quarter of fiscal 2008, resulting in a reduction of basic and diluted earnings per share of $0.02. The shut down costs related to the closure of the stores in Japan were fully accrued in the second quarter of fiscal 2008.

Twenty-six Weeks Results

The following table summarizes key components of our results of operations for the twenty-six weeks ended August 2, 2009 and August 3, 2008. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Twenty-six Weeks Ended
	August 2, 2009 and August 3, 2008
	2009	2008	2009	2008
	(In thousands)		(Percentages)

Net revenue	$179,401	$162,424	100.0	100.0
Cost of goods sold	99,213	76,947	55.3	47.4

Gross profit	80,188	85,477	44.7	52.6
Selling, general and administrative expenses	56,003	57,987	31.2	35.7

Income from operations	24,185	27,490	13.5	16.9
Other income, net	101	489	0.1	0.3

Income before income taxes	24,286	27,979	13.5	17.2
Provision for income taxes	8,524	7,169	4.5	4.4

Net income from continuing operations	15,762	20,810	8.8	12.8
Net loss from discontinued operations	—	(1,186)	—	(0.7)

Net income	$15,762	$19,624	8.8	12.1

Net Revenue

Net revenue increased $17.0 million, or 10%, to $179.4 million for the first twenty-six weeks of fiscal 2009 from $162.4 million for the first twenty-six weeks of fiscal 2008. This increase was the result of sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the first twenty-six weeks of fiscal 2008 remained constant, our net revenue would have increased $34.7 million, or 21%, for the first twenty-six weeks of fiscal 2009.

	Twenty-six Weeks	Twenty-six Weeks
	Ended	Ended
	August 2, 2009	August 3, 2008
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$157,993	$147,685
Franchises	5,680	8,804
Other	15,728	5,935

Net revenue	$179,401	$162,424

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $10.3 million, or 7%, to $158.0 million for the first twenty-six weeks of fiscal 2009 from $147.7 million for the first twenty-six weeks of fiscal 2008. The following contributed to the $10.3 million increase in net revenue from our corporate-owned stores segment:

•	Net revenue from corporate-owned stores we opened during the first twenty-six weeks of fiscal 2009, and other corporate-owed stores we opened, or reacquired franchise rights for, subsequent to August 3, 2008 and therefore not included in the comparable store sales growth, contributed $30.8 million of the increase. Net new store openings from the second quarter of fiscal 2008 included two stores in Canada and 22 stores in the United States;

•	Comparable store sales decline of 5% in the first twenty-six weeks of fiscal 2009 resulted in a $7.0 million decrease to net revenue, excluding the effect of foreign currency fluctuations. Including the effect of foreign currency fluctuations, comparable store sales declined 15%, or $22.2 million, in the first twenty-six weeks of fiscal 2009; and

•	Net revenue related to gift card breakage contributed $1.6 million of the increase. Based on historical gift card breakage, we recognize into revenue a portion of gift card sales for which we estimate redemption is remote over the estimated period of redemption. In the first quarter of 2009 we recorded a one-time charge of $1.3 million related to a change in our estimated rate of redemption.

Franchises.  Net revenue from our franchises segment decreased $3.1 million, or 36%, to $5.7 million for the first twenty-six weeks of fiscal 2009 from $8.8 million for the first twenty-six weeks of fiscal 2008. The decrease in net revenue from our franchises segment resulted primarily from our reacquisition of two franchise stores in Victoria, British Columbia and one franchised store in Bellevue, Washington in the third quarter of fiscal 2008.

Other.  Net revenue from our other segment increased $9.8 million, or 165%, to $15.7 million for the first twenty-six weeks of fiscal 2009 from $5.9 million for the first twenty-six weeks of fiscal 2008. The $9.8 million increase was primarily the result of an increase in sales from the launch of our e-commerce channel in the first quarter of fiscal 2009 which contributed $3.2 million in net revenues, as well as increased sales from wholesale, outlet and warehouse sales which contributed $6.6 million in net revenues.

Gross Profit

Gross profit decreased $5.3 million, or 6%, to $80.2 million for the first twenty-six weeks of fiscal 2009 from $85.5 million for the first twenty-six weeks of fiscal 2008. The decrease in gross profit was driven principally by:

•	an increase in product costs of $11.5 million associated with our sale of goods through corporate-owned stores related primarily to increased revenues and unfavorable foreign exchange differences;

•	an increase in fixed costs, such as occupancy costs and depreciation, of $6.8 million related to an increase in corporate-owned stores which has a deleveraging effect of gross profit; and

•	a decrease of $2.3 million in gross profit from our franchises segment related primarily to the reacquisition of franchised stores in the third quarter of fiscal 2008.

These amounts were partially offset by:

•	an increase of $10.3 million in net revenue from our corporate-owned stores segment related to an increase in corporate-owned stores and a one-time charge related to gift card breakage in the first quarter of fiscal 2009;

•	an increase of $4.2 million in net revenue from our other segment related primarily to increased sales from the launch of our e-commerce channel in the first quarter of fiscal 2009; as well as wholesale, outlet, and warehouse sales; and

•	a decrease of $1.2 million in the cost of our distribution centers related primarily to decreased employee costs as well as other fees we pay to third parties to operate our distribution centers.

Gross profit as a percentage of net revenue, or gross margin, decreased 7.9%, to 44.7% for the first twenty-six weeks of fiscal 2009 from 52.6% for the first twenty-six weeks of fiscal 2008. The decrease in gross margin resulted primarily from:

•	strategic pricing initiatives, sourcing initiatives, shrinkage and other of 3.7%;

•	an increase in fixed costs, such as occupancy costs and depreciation, which has a deleveraging effect of gross profit as a percentage of revenue, which contributed to a decrease in gross margin of 2.8%; and

•	unfavorable foreign exchange differences of 2.7%.

This was offset by expenses related to our production, design, merchandising and distribution departments which had a leveraging effect on gross profit as a percentage of revenue, and contributed to an increase in gross margin of 1.3%.

Our cost of goods sold in the first twenty-six weeks of fiscal 2009 and the first twenty-six weeks of fiscal 2008 included $0.4 million and $0.6 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.0 million, or 3.5%, to $56.0 million for the first twenty-six weeks of fiscal 2009 from $58.0 million for the first twenty-six weeks of fiscal 2008. As a percentage of net revenue, selling, general and administrative expenses decreased 4.5%, to 31.2% from 35.7%. The $2.0 million decrease in selling, general and administrative expenses was principally comprised of:

•	a decrease in employee compensation, including options expense, of $3.2 million related to a reduction in employee head count in our corporate-owned store locations and store support center, as part of our efforts to reduce operating expenses, as well as a one-time charge in the first quarter of fiscal 2008 related to the acceleration of performance-based awards;

•	a decrease in travel and meals and entertainment expense of $1.1 million related to a reduction in discretionary spending as part of our efforts to reduce operating expenses and improve our income from operations; and

•	an increase in foreign exchange gains of $0.6 million related to favorable fluctuations in the Canadian-United States dollar exchange rates.

These amounts were partially offset by:

•	an increase of $1.6 million primarily related to employment related legal matters;

•	an increase in administrative costs associated with the launch in the first fiscal quarter of 2009 of our new e-commerce channel of $0.9 million; and

•	an increase in depreciation costs of $0.4 million related to the retirement of legacy IT systems.

Our selling, general and administrative expenses in the first twenty-six weeks of fiscal 2009 and the first twenty-six weeks of fiscal 2008 included $2.4 million and $3.0 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations decreased $3.3 million, or 12%, to $24.2 million for the first twenty-six weeks of fiscal 2009 from $27.5 million for the first twenty-six weeks of fiscal 2008. The decrease of $3.3 million in income from operations for the first twenty-six weeks of fiscal 2009 was primarily due to a $5.3 million decrease in gross profit resulting from decreased comparable store sales offset by additional sales from corporate-owned stores opened, partially offset by a decrease of $2.0 million in selling, general and administrative expenses.

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

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment decreased $5.3 million, or 12%, to $41.6 million for the first twenty-six weeks of fiscal 2009 from $46.8 million for the first twenty-six weeks of fiscal 2008, primarily due to an increase in corporate-owned stores costs of sales of $11.5 million and $4.3 million in store operating expenses such as occupancy and depreciation, offset by an increase of $10.3 million in net revenues;

•	our franchises segment decreased $2.3 million, or 53%, to $2.1 million for the first twenty-six weeks of fiscal 2009 from $4.4 million for the first twenty-six weeks of fiscal 2008 primarily as a result of franchises net revenue included in the comparative period shifting to corporate-owned stores income from operations when we reacquired two franchised stores in Victoria, British Columbia and one franchised store in Bellevue, Washington; and

•	our other segment increased $5.7 million, or 438%, to $7.0 million for the first twenty-six weeks of fiscal 2009 from $1.3 million for the first twenty-six weeks of fiscal 2008, primarily due to the introduction of online sales through our e-commerce channel as well as increased outlet, warehouse and wholesale activity.

Other income, net decreased $0.4 million to $0.1 million for the first twenty-six weeks of fiscal 2009 from $0.5 million for the first twenty-six weeks of fiscal 2008. The decrease was primarily due to lower interest rates offered on cash balances.

Provision for Income Taxes

Income tax expense for the twenty-six weeks ended August 2, 2009 was $8.6 million compared to $7.2 million for the corresponding period in fiscal 2008. The Company’s financial statement effective tax rate for the twenty-six weeks ended August 2, 2009 was 35%. The effective tax rate will vary from the statutory rate because (i) stock-based compensation expense recorded is a permanent difference in certain jurisdictions, (ii) the realization of the benefits of the tax assets recorded prior to the second quarter of fiscal 2008, and (iii) the realization of the benefits of the tax assets related primarily to historical tax differences between financial and tax bases of assets and liabilities prior to February 1, 2009.

During the second quarter of fiscal 2008, after considering a number of factors, including a history of cumulative earnings, utilization of previously generated NOL carryforwards and estimated taxable income in future years, we determined we would more likely than not realize substantial future tax benefits from our deferred income tax assets generated in the United States prior to February 1, 2009. As a result of this analysis the Company recorded deferred tax assets of (i) $1.4 million related primarily to historical tax differences between financial and tax bases of assets and liabilities, (ii) $0.9 million cumulative tax benefit recorded from stock-based compensation expense prior to the second quarter of fiscal 2008, and (iii) $2.7 million excess tax benefit from the exercise of stock options during and prior to the second quarter of fiscal 2008.

During the second quarter of fiscal 2009, an adjustment was made to deferred tax assets and additional paid-in capital in the amount of $12.0 million relating to windfall taxes recorded in the year ended February 1, 2009 in excess of US taxes payable. A similar entry for $0.2 million was recorded in the same period related to windfall taxes recorded in the first quarter of fiscal 2009. The Company has concluded that the adjustment was not material to the financial statements.

Net Income from Continuing Operations

Net income from continuing operations decreased $5.0 million to $15.8 million for the first twenty-six weeks of fiscal 2009 from $20.8 million for the first twenty-six weeks of fiscal 2008. The decrease in net income of $5.0 million for the first twenty-six weeks of fiscal 2009 was a result of a decrease in gross profit of $5.3 million resulting from decreased comparable store sales offset by additional sales from corporate-owned stores opened, an increase in provision for income taxes of $1.4 million and a decrease in other income, net of $0.4 , partially offset by a decrease of $2.0 million in selling, general and administrative expenses.

Discontinued Operations

During the twenty-six weeks ended August 2, 2009, revenues, expenses and loss from discontinued operations were $nil. The loss from discontinued operations was $1.2 million for the twenty-six weeks ended August 3, 2008, resulting in a reduction of basic and diluted earnings per share of $0.02. The shut down costs related to the closure of the stores in Japan were fully accrued in the second quarter of fiscal 2008.

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

At August 2, 2009, our working capital (excluding cash and cash equivalents) was $23.7 million and our cash and cash equivalents were $83.8 million.

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

Cash provided by operating activities increased $18.0 million, to $29.1 million for the twenty-six weeks ended August 2, 2009 compared to cash used by operating activities of $11.1 million for the twenty-six weeks ended August 3, 2008. The $18.0 million increase was primarily a result of a decrease in inventories and an increase in items not affecting cash and was offset by a decrease in miscellaneous accruals. The net decrease in the change in inventories is a result of selling our on-hand spring inventories we had built up at the end of fiscal 2008 for a larger store base. The net increase in items not affecting cash is primarily a result of increased depreciation and amortization for a larger store base and increased deferred income tax liabilities. The net change in miscellaneous accruals are a result of changes in the timing of receipts and payments of invoices from and to third parties.

Investing Activities

Investing Activities relate entirely to capital expenditures and advances to and investments in franchise.

Cash used in investing activities decreased $15.8 million to $6.3 million for the twenty-six weeks ended August 2, 2009 from $22.1 million for the twenty-six weeks ended August 3, 2008. The $15.8 million decrease was a result of reduced corporate-owned store openings. In the first twenty-six weeks of fiscal 2009 two new corporate-owned stores were opened compared to nine new corporate-owned stores opened in the first twenty-six weeks of fiscal 2008.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based competition. Cash provided by financing activities decreased to $2.7 million for the twenty-six weeks ended August 2, 2009 from $0.3 million of cash used in financing activities for the twenty-six weeks ended August 3, 2008.

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

Revolving Credit Facility

In April 2007, we executed a credit facility with the Royal Bank of Canada that provided for a CDN$20,000,000 uncommitted demand revolving credit facility to fund our working capital requirements. This agreement cancelled our previous CDN$8,000,000 credit facility. Borrowings under this uncommitted credit facility are made on a when-and-as-needed basis at our discretion.

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

At August 2, 2009, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of August 2, 2009, letters of credit and letters of guarantee totaling $3.4 million have been issued.

Other than these standby letters of credit and guarantee, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for our 2008 fiscal year end filed with the SEC on March 27, 2009 and in Note 2 included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. We believe that there have been no other significant changes during the twenty-six weeks ended August 2, 2009 to our critical accounting policies.

Operating Locations

Our operating locations by country, state and province as of August 2, 2009 are summarized in the table below.

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	8	—	8
British Columbia	11	—	11
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	—	1	1

Total Canada	42	1	43

United States
California	19	1	20
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	2	—	2
Florida	2	—	2
Hawaii	1	—	1
Illinois	6	—	6
Maryland	2	—	2
Massachusetts	4	—	4
Michigan	1	—	1
Nevada	1	—	1
New Jersey	2	—	2
New York	7	—	7
Oregon	1	—	1
Pennsylvania	1	—	1
Texas	6	—	6
Virginia	2	—	2
Washington	3	—	3

Total United States	62	4	66

International
Australia	—	6	6

Total International	—	6	6

Overall total, as of August 2, 2009	104	11	115

Overall total, as of February 1, 2009	103	10	113

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the United States dollar. Historically, our operations were based largely in Canada. As of August 2, 2009, we operated 42 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, because we recognize net revenue from sales in Canada in Canadian dollars, if the United States dollar strengthens it would have a negative impact on our Canadian operating results upon translation of those results into United States dollars for the purposes of consolidation. Any hypothetical loss in net revenue could be partially or completely offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% appreciation in the relative value of the United States dollar compared to the Canadian dollar would have resulted in lost income from operations of approximately $5.0 million for the first two quarters of fiscal 2009. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaced our prior credit facility. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. At August 2, 2009, we had no outstanding borrowings under our revolving facility. We do not believe we currently are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 2, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 2, 2009, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the twenty-six weeks ended August 2, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

(c) The following table provides information regarding the Company’s purchases of its common stock during the thirteen week period ended August 2, 2009:

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

May 4, 2009 — May 31, 2009	5,526	$13.59	5,526	2,905,057
June 1, 2009 — July 5, 2009	4,940	14.82	4,940	2,900,117
July 6, 2009 — August 2, 2009	4,867	15.20	4,867	2,895,250

Total	15,333		15,333

(1)	Monthly information is presented by reference to our fiscal months during our second quarter of fiscal 2009.

(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares available for issuance under the ESPP is 3,000,000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on June 10, 2009 the stockholders of the Company elected Christine M. Day, Martha A.M. Morfitt and Rhoda M. Pitcher to our Board of Directors as Class II Directors. The following table sets forth the voting results for each Director:

		Votes	Votes	Broker
Directors	Votes For	Against	Withheld/Abstained	Non-votes

Christine M. Day	59,376,356	nil	95,124	nil
Martha A.M. Morfitt	59,370,296	nil	101,184	nil
Rhoda M. Pitcher	59,372,936	nil	98,544	nil

After the meeting, our Board of Directors consisted of Michael Casey, RoAnn Costin, R. Brad Martin, Christine M. Day, Martha A.M. Morfitt, Rhoda M. Pitcher, David M. Mussafer, Thomas G. Stemberg and Dennis J. Wilson. Steven J. Collins’ term as a director ended immediately prior to the Annual Meeting of Stockholders on June 10, 2009.

The stockholders of the Company also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending January 31, 2010 at the Annual Meeting of Stockholders held on June 10, 2009. The following table sets forth the voting results for the ratification:

	Votes	Votes	Broker
Votes For	Against	Withheld/Abstained	Non-votes

59,430,450	34,018	7,012	nil

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ John E. Currie
John E. Currie
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: September 10, 2009

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X