Form 10-Q
period 2009-11-01
lululemon athletica inc.
filed 2009-12-09
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33608

lululemon athletica inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3842867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2285 Clark Drive,	V5N 3G9
Vancouver, British Columbia	(Zip Code)
(Address of principal executive offices)

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

At December 7, 2009, there were 50,908,883 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At December 7, 2009 there were outstanding 19,408,346 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at December 7, 2009, the registrant had outstanding 19,408,346 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	November 1,	February 1,
	2009	2009
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$101,832	$56,797
Accounts receivable	6,515	4,029
Inventories	52,103	52,051
Prepaid expenses and other current assets	5,618	4,111

	166,068	116,988
Property and equipment, net	59,900	61,662
Goodwill and intangible assets, net	8,257	8,160
Deferred income taxes	6,128	19,373
Other non-current assets	6,415	5,453

	$246,768	$211,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,866	$5,269
Accrued liabilities	19,420	22,103
Accrued compensation and related expenses	7,351	5,862
Income taxes payable	—	2,133
Unredeemed gift card liability	6,259	9,278
Other current liabilities	551	690

	39,447	45,335
Other non-current liabilities	14,541	11,301
Deferred income taxes	181	158

	54,169	56,794

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000 shares authorized, issued and outstanding 19,408 and 19,517 shares	—	—
Special voting stock, $0.00001 par value, 30,000 shares authorized, issued and outstanding 19,408 and 19,517 shares	—	—
Common stock, $0.01 par value, 200,000 shares authorized, issued and outstanding 50,908 and 50,422 shares	509	504
Additional paid-in capital	148,413	155,961
Retained earnings	39,358	9,528
Accumulated other comprehensive income (loss)	4,319	(11,151)

	192,599	154,842

	$246,768	$211,636

See accompanying notes to the interim consolidated financial statements lululemon athletica inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended November 1,	Ended November 2,	Ended November 1,	Ended November 2,
	2009	2008	2009	2008
		(Unaudited)

Net revenue	$112,891	$87,047	$292,292	$249,565
Cost of goods sold	56,553	45,154	155,766	122,159

Gross profit	56,338	41,893	136,526	127,406
Selling, general and administrative expenses	35,412	28,838	91,415	86,886

Income from operations	20,926	13,055	45,111	40,520
Other income (expense), net	(3)	145	98	612

Income before income taxes	20,923	13,200	45,209	41,132
Provision for income taxes	6,855	4,370	15,379	11,571

Net income from continuing operations	14,068	8,830	29,830	29,561
Net income (loss) from discontinued operations	—	4	—	(1,136)

Net income	$14,068	$8,834	$29,830	$28,425

Basic earnings (loss) per share
Continuing operations	$0.20	$0.13	$0.42	$0.44
Discontinued operations	—	—	—	(0.02)

Net basic earnings per share	$0.20	$0.13	$0.42	$0.42
Diluted earnings (loss) per share
Continuing operations	$0.20	$0.13	$0.42	$0.42
Discontinued operations	—	—	—	(0.02)

Net diluted earnings per share	$0.20	$0.13	$0.42	$0.40
Basic weighted-average number of shares outstanding	70,279	69,162	70,205	68,316
Diluted weighted-average number of shares outstanding	71,100	70,609	70,759	71,008

See accompanying notes to the interim consolidated financial statements lululemon athletica inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional		Other
		Par		Par		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income (Loss)	Total
					(Unaudited)

Balance at February 1, 2009	19,517	$—	19,517	$—	50,422	$504	$155,961	$9,528	$(11,151)	$154,842
Comprehensive income:
Net income								29,830		29,830
Foreign currency translation adjustment									15,470	15,470

Comprehensive income										45,300
Stock-based compensation							4,229			4,229
Excess tax benefits from stock-based compensation							(12,024)			(12,024)
Common stock issued upon exchange of exchangeable shares	(109)		(109)		109	1	(1)			—
Restricted stock issuance					15					—
Stock options exercised					362	4	248			252

Balance at November 1, 2009	19,408	$—	19,408	$—	50,908	$509	$148,413	$39,358	$4,319	$192,599

See accompanying notes to the interim consolidated financial statements lululemon athletica inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended November 1,	Ended November 2,
	2009	2008
	(Unaudited)

Cash flows from operating activities
Net income	$29,830	$28,425
Net loss from discontinued operations	—	(1,136)

Net income from continuing operations	29,830	29,561
Items not affecting cash
Depreciation and amortization	15,236	11,102
Stock-based compensation	4,229	5,234
Deferred income taxes	1,365	(3,470)
Excess tax benefits from stock-based compensation	—	(9,720)
Other, including net changes in other non-cash balances
Prepaid expenses	(1,189)	(221)
Inventory	2,987	(16,311)
Accounts payable	842	3,051
Accrued liabilities	(1,876)	16,510
Other non-cash balances	70	(7,539)

Net cash provided by operating activities — continuing operations	51,494	28,197
Net cash provided by operating activities — discontinued operations	—	1,007

	51,494	29,204
Cash flows from investing activities
Purchase of property and equipment	(9,024)	(30,043)
Investment in and advances to franchise	(1,190)	(2,566)
Acquisition of franchises	—	(3,030)

Net cash used in investing activities — continuing operations	(10,214)	(35,639)
Net cash used in investing activities — discontinued operations	—	—

	(10,214)	(35,639)
Cash flows from financing activities
Proceeds from exercise of stock options	252	1,405
Excess tax benefits from stock-based compensation	—	9,720

Net cash provided by financing activities — continuing operations	252	11,125
Net cash provided by financing activities — discontinued operations	—	—

	252	11,125
Effect of exchange rate changes on cash	3,503	(5,196)

Increase (decrease) in cash and cash equivalents from continuing operations	45,035	(506)
Cash and cash equivalents from continuing operations, beginning of period	$56,797	$52,545

Cash and cash equivalents from continuing operations, end of period	$101,832	$52,039

See accompanying notes to the interim consolidated financial statements lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Amounts in thousands, except per share amounts and store count information, unless otherwise indicated)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon”, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumers through our e-commerce sales channel, through independent franchises and through a network of wholesale accounts. At November 1, 2009 the Company’s primary markets were Canada and the United States where 41 and 65 corporate-owned stores were in operation, respectively. Additionally, at November 1, 2009, there were 8 franchised stores in operation in Australia. There were 106 and 103 corporate-owned stores in operation as of November 1, 2009 and February 1, 2009 respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of November 1, 2009 and for the thirty-nine week periods ended November 1, 2009 and November 2, 2008 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 1, 2009 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended February 1, 2009, included in Item 8 in the fiscal 2008 Annual Report on Form 10-K. These unaudited interim consolidated financial statements reflect all adjustments which in the opinion of management are necessary to provide a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 27, 2009.

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

While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Net revenue.” For the thirteen and thirty-nine weeks ended November 1, 2009, net revenue recognized on unredeemed gift card balances was $230 and $1,886, respectively. There was no net revenue recognized on unredeemed gift card balances during the year ended February 1, 2009.

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

We file income tax returns in the United States, Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all such jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At February 1, 2009, we did not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Our intercompany transfer pricing policies will be subject to audits by various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.

United States income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $89,369 at November 1, 2009.

During the second quarter of fiscal 2009, an adjustment was made to deferred tax assets and additional paid-in capital in the amount of $12,024 relating to windfall taxes recorded in the year ended February 1, 2009 in excess of taxes payable. A similar entry for $192 was recorded in the same period related to windfall taxes recorded in the first quarter of fiscal 2009. The Company has concluded that the adjustment was not material to the financial statements.

Recent accounting pronouncements

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP, superseding existing FASB, the American Institute of Certified Accountants, the Emerging Issues Task Force and related literature. Rules and interpretive releases of the SEC under the authority of federal securities law are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Section and Paragraph structure. This standard was effective prospectively for reporting periods ended after September 15, 2009 and, accordingly, the Company adopted it during the third quarter of fiscal 2009. The adoption of this standard did not have an effect on the Company’s consolidated financial position, results of operations or cash flows. As a result of adopting this standard, the Company’s references to GAAP standards have been changed to refer to topics, subtopics, sections or subsections of the ASC, as appropriate.

In June 2009, the FASB amended ASC topic 810 Consolidation (“ASC 810”), which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder a primary beneficiary of lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the VIE. The amendment will be effective for the Company at the beginning of fiscal 2010. The Company is currently evaluating the impact that adoption may have on its consolidated financial statements.

In May 2009, the FASB issued ASC topic 855 Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Subsequent events were evaluated through December 9, 2009 which is the date the financial statements were issued. The Company has determined that the standard does not have any impact on its consolidated financial statements.

In April 2008, the FASB amended ASC topic 350, Intangibles and Other (“ASC 350”). This new accounting standard, currently contained in ASC 350-30-35, specifically amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This new standard is effective for fiscal years beginning after December 15, 2008. The effective date, as well as the adoption date for the Company, was February 2, 2009. Although ASC 350 may impact the Company’s reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical consolidated financial statements at the time of adoption.

In December 2007, the FASB revised the accounting standards for business combinations. This new standard (currently contained in ASC topic 805, Business Combinations (“ASC 805”)), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed at their “full fair values” on the acquisition date. This practice replaces the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values. This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. In April 2009, the FASB issued ASC 805-20, Business Combinations — Identifiable Assets and Liabilities and Any Non-controlling Interest, which further amends and clarifies ASC 805 and applies to assets acquired and liabilities assumed that arise from contingencies in a business combination. This new standard and the amendment must be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as the adoption date for the Company, was February 2, 2009. Although ASC 805 may impact the Company’s reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical consolidated financial statements at the time of adoption.

NOTE 3.	STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans, which are either provided by the Company or by a principal stockholder of the Company.

Stock-based compensation expense charged to income for the plans was $4,229 and $5,234 for the thirty-nine weeks ended November 1, 2009 and November 2, 2008, respectively. Total unrecognized compensation cost as at November 1, 2009 was $13,201 for all stock option plans, which is expected to be recognized over a weighted-average period of 2.72 years.

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company stock options

A summary of the Company’s stock options and restricted shares activity as of November 1, 2009 and changes during the period then ended is presented below:

		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock	Exercise	Restricted	Grant
	Options	Price	Shares	Fair Value

Balance at February 1, 2009	1,905	$10.83	9	$24.04

Granted	867	$13.21	15	$13.83
Exercised	364	$0.79	7	$28.58
Forfeited	52	$25.76	—	$—
Balance at November 1, 2009	2,356	$13.21	17	$17.72

Exercisable at November 1, 2009	443	$13.59	—	$—

Stockholder- sponsored stock options

During the thirty-nine weeks ended November 1, 2009 holders of the exchangeable shares converted 109 exchangeable shares into 109 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

During the thirty-nine weeks ended November 1, 2009 there were no grants or forfeitures related to any of the stock options issued and outstanding under the stockholder-sponsored awards.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Stock Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of our common stock under the ESPP. Additionally, we, or the subsidiary employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of our common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000 shares. During the quarter ended November 1, 2009, there were 12 shares purchased under the ESPP, which were funded by the Company through open market purchases.

NOTE 4.	PROVISION FOR IMPAIRMENT AND LEASE EXIT COSTS

In accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”), the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. ASC 360 requires that long-lived assets to be held and used be recorded at the lower of the carrying amount or the fair value. Long-lived assets to be disposed of are to be recorded at the lower of the carrying amount or the fair value, less estimated cost to sell.

During the thirty-nine weeks ended November 1, 2009, in conjunction with the Company’s ongoing assessment to ensure that each of the Company’s properties fit into the Company’s strategy, the Company recorded a charge of $820 in lease exit costs related to certain locations and reversed lease exit costs of $714 previously recorded in the fourth quarter of fiscal 2008. The fair market values were estimated using an expected present value technique.

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the associated accrued liability is as follows:

	Lease Exit and
	Other Related Costs	Asset Impairment	Total

Accrued liability at February 1, 2009	$1,189	$—	$1,189
Costs incurred	1,620	—	1,620
Cash payments	(800)	—	(800)
Reversals	(714)	—	(714)

Accrued liability at November 1, 2009	$1,295	$—	$1,295

NOTE 5.	LEGAL PROCEEDINGS

On April 2, 2009, three former hourly Company employees filed a class action lawsuit in San Diego Superior Court entitled Mia Stephens et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various California Labor Code sections by requiring employees to wear lululemon clothing during working hours without reimbursing such employees for the cost of the clothing and by paying certain bonus payments to its employees in the form of lululemon gift cards redeemable only for lululemon merchandise. The complaint also alleges that the Company owes waiting time penalties as the result of failing to pay employees all wages due at the time of termination. The Company and the plaintiffs have agreed upon the general terms of a settlement which has not yet been finalized and which must be submitted to the court for preliminary and final approval.

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

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008

Net income from continuing operations	$14,068	$8,830	$29,830	$29,561
Net income (loss) from discontinued operations	—	4	—	(1,136)

Net income	$14,068	$8,834	$29,830	$28,425
Basic earnings (loss) per share:
Net income from continuing operations	$0.20	$0.13	$0.42	$0.44
Net loss from discontinued operations	—	—	—	(0.02)

Net income	$0.20	$0.13	$0.42	$0.42
Diluted earnings (loss) per share:
Net income from continuing operations	$0.20	$0.13	$0.42	$0.42
Net loss from discontinued operations	—	—	—	(0.02)

Net income	$0.20	$0.13	$0.42	$0.40
Basic weighted-average number of shares outstanding	70,279	69,162	70,205	68,316
Effect of stock options assumed exercised	821	1,447	554	2,692

Diluted weighted-average number of shares outstanding	71,100	70,609	70,759	71,008

Our calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all respects. For the thirteen and thirty-nine weeks ended November 1, 2009, 333 and 1,001 stock options were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share. For the thirteen and thirty-nine weeks ended November 2, 2008, 830 and 637 stock options were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	November 1,	February 1,
	2009	2009

Accounts receivable:
Trade accounts receivable	$4,243	$3,171
Other accounts receivable	2,272	863
Allowance for doubtful accounts	—	(5)

	$6,515	$4,029

Inventories:
Finished goods	$51,836	$52,828
Raw materials	1,841	558
Provision to reduce inventory to market value	(1,574)	(1,335)

	$52,103	$52,051

Property and equipment:
Leasehold improvements	$58,549	$52,101
Furniture and fixtures	17,514	16,581
Computer hardware and software	23,992	19,411
Equipment and vehicles	380	279
Accumulated amortization and depreciation	(40,535)	(26,710)

	$59,900	$61,662

Goodwill and intangible assets:
Goodwill	$738	$738
Changes in foreign currency exchange rates	150	36

	888	774

Reacquired franchise rights	10,162	10,162
Non-competition agreements	694	694
Accumulated amortization	(4,445)	(3,162)
Changes in foreign currency exchange rates	958	(308)

	7,369	7,386

	$8,257	$8,160

Other non-current assets:
Prepaid rent and security deposits	$800	$872
Deferred lease cost	1,562	1,718
Advances to and investments in franchise	4,053	2,863

	$6,415	$5,453

Accrued liabilities:
Inventory purchases	$10,190	$15,772
Sales tax collected	2,619	1,681
Accrued rent	1,126	1,147
Impairment and lease exit costs	1,295	1,189
Other	4,190	2,314

	$19,420	$22,103

Other non-current liabilities:
Deferred lease liability	$10,168	$7,326
Tenant inducements	4,373	3,975

	$14,541	$11,301

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	SEGMENT REPORTING

The Company’s reportable segments are comprised of corporate-owned stores, franchises and other. Phone sales, warehouse sales, e-commerce sales and showrooms sales have been combined into other. Information for these segments from continuing operations is detailed in the table below:

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008

Net revenue:
Corporate-owned stores	$98,060	$77,559	$256,053	$225,244
Franchises	4,118	4,798	9,798	13,567
Other	10,713	4,690	26,441	10,754

	$112,891	$87,047	$292,292	$249,565

Income from operations before general corporate expense:
Corporate-owned stores	$30,760	$21,401	$72,408	$68,166
Franchises	1,272	2,206	3,323	6,415
Other	6,571	374	13,604	2,055

	38,603	23,981	89,335	76,636
General corporate expense	17,677	10,926	44,224	36,116

Income from operations	20,926	13,055	45,111	40,520
Other income (expense), net	(3)	145	98	612

Income before income taxes	$20,923	$13,200	$45,209	$41,132

Capital expenditures:
Corporate-owned stores	$2,719	$8,953	$5,729	$22,130
Corporate	962	1,806	3,295	7,914

	$3,681	$10,759	$9,024	$30,043

Depreciation:
Corporate-owned stores	$3,491	$3,357	$10,074	$7,977
Corporate	2,193	927	5,162	2,995

	$5,684	$4,284	$15,236	$10,972

NOTE 9.	DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008 the Company committed to plans to wind-up operations in Japan and in the second quarter of fiscal 2008 the plans were finalized and disposition of the assets commenced with the closure of three of the four corporate-owned stores that the Company was operating as a joint venture with Descente Ltd. The fourth corporate-owned store was closed during the third quarter of fiscal 2008. The shut down costs related to the closure of the stores in Japan were fully accrued in the second quarter of fiscal 2008. The Company and Descente Ltd. agreed to end all operations as a joint venture in the third quarter of fiscal 2008.

lululemon athletica inc.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of discontinued operations are summarized as follows:

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	November 1, 2009	November 2, 2008

Revenue	$—	$2,482
Expenses	—	(3,823)
Minority interest	—	205

Net loss on discontinued operations	$—	$(1,136)

The net loss from discontinued operations represents all activity up to November 1, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The world economy and capital markets are currently undergoing a period of unprecedented volatility. During fiscal 2008, there was a considerable slow down as problems in global financial markets became more widespread and consumers cut back on retail spending amid fears of a global recession. Our sales growth slowed in the latter part of fiscal 2008, driven in part by this reduced spending. This challenging economic climate and the continued weakness of the Canadian dollar continued to negatively affect our financial results during the beginning of fiscal 2009. Recently, the global economy has shown some signs of improvement, as reflected in our current quarter net revenues growth, and the Canadian dollar has strengthened relative to the United States dollar. This growth however, does not match the rapid growth we realized in prior years. Management recognizes the difficult economic situation that many of our consumers are still facing and does not expect our rate of growth to significantly change throughout the remainder of the fiscal year.

In response to the changes in the world economy and the impact on our operating results, we have taken several steps to address the deterioration in the retail environment and to address our support structure. These steps, which we discussed in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 27, 2009, included the development and implementation of several important initiatives as part of our strategy designed to increase customer traffic in our corporate-owned store locations, reduce infrastructure expenses and improve our operating results.

We continue to realize the positive effects of our cost reductions and efficiency initiatives, and expect that such initiatives, combined with modest net revenue growth, will continue to impact our financial results through the remainder of fiscal 2009. These targeted cost reductions and associated efficiency efforts were designed to structure our business for long-term profitable growth and to protect our brand integrity. We believe our continued strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives we implemented at the end of fiscal 2008 as well as make investments at strategic times going forward which will benefit our company.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, dance, running and general fitness. As of November 1, 2009, our branded apparel was principally sold through 119 corporate-owned and franchised stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the third quarter of fiscal 2009, approximately 61% of our net revenue was derived from sales of our products in Canada, 39% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America.

Our net revenue has grown from $40.7 million in fiscal 2004 to $353.5 million in fiscal 2008. This represents a compound annual growth rate of 72%. Our net revenue from continuing operations also increased from $249.6 million in the first three quarters of fiscal 2008 to $292.3 million in the first three quarters of fiscal 2009, representing a 17% increase. Our increase in net revenue from fiscal 2004 to fiscal 2008 resulted from the addition of retail locations in North America, including 34 net openings in fiscal 2008 and 31 net openings in fiscal 2007, and comparable store sales growth as high as 34%, which we realized in fiscal 2007. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, franchises and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our franchises segment accounted for 3% of our net revenues in the first three quarters of fiscal 2009, 5% of our net revenues from continuing operations in fiscal 2008 and 7% of our net revenues from continuing operations in fiscal 2007. Opening new franchised stores is not a significant part of our near-term growth strategy, and we therefore expect that if the revenue derived from our franchised stores continues to comprise less than 10% of the net revenue we report in future fiscal years, we will re-evaluate our segment reporting disclosures. Our other operations accounted for less than 10% of our net revenues from continuing operations in each of the first three quarters of fiscal 2009, fiscal 2008 and fiscal 2007.

Results of Continuing Operations

Thirteen Weeks Results

The following table summarizes key components of our results of operations for the thirteen weeks ended November 1, 2009 and November 2, 2008. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended November 1, 2009 and November 2, 2008
	2009	2008	2009	2008
	(In thousands)		(Percentages)

Net revenue	$112,891	$87,047	100.0	100.0
Cost of goods sold	56,553	45,154	50.1	51.9

Gross profit	56,338	41,893	49.9	48.1
Selling, general and administrative expenses	35,412	28,838	31.4	33.1

Income from operations	20,926	13,055	18.5	15.0
Other income (expense), net	(3)	145	—	0.2

Income before income taxes	20,923	13,200	18.5	15.2
Provision for income taxes	6,855	4,370	6.0	5.0

Net income from continuing operations	14,068	8,830	12.5	10.2
Net income from discontinued operations	—	4	—	—

Net income	$14,068	$8,834	12.5	10.2

Net Revenue

Net revenue increased $25.8 million, or 30%, to $112.9 million for the third quarter of fiscal 2009 from $87.0 million for the third quarter of fiscal 2008. This increase was the result of increased comparable store sales and sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars for the third quarter of fiscal 2008 remained constant, our net revenue would have increased $24.8 million, or 28%, for the third quarter of fiscal 2009.

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	November 1, 2009	November 2, 2008

Net revenue by segment:
Corporate-owned stores	$98,060	$77,559
Franchises	4,118	4,798
Other	10,713	4,690

Net revenue	$112,891	$87,047

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $20.5 million, or 26%, to $98.1 million for the third quarter of fiscal 2009 from $77.6 million for the third quarter of fiscal 2008. The following contributed to the $20.5 million increase in net revenue from our corporate-owned stores segment:

•	Net revenue from corporate-owned stores we opened during the first three quarters of fiscal 2009, and other corporate-owed stores we opened, or reacquired the franchise rights for, subsequent to November 2, 2008 and therefore not included in the comparable store sales growth, contributed $12.0 million of the increase. Net new store openings (closings) since the third quarter of fiscal 2008 included (one) store in Canada and nine stores in the United States; and

•	Comparable store sales increase of 10% in the third quarter of fiscal 2009 resulted in a $7.5 million increase to net revenue, excluding the effect of foreign currency fluctuations. Including the effect of foreign currency fluctuations, comparable stores sales increased 11%, or $8.5 million, in the third quarter of fiscal 2009.

Franchises.  Net revenue from our franchises segment decreased $0.7 million, or 14%, to $4.1 million for the third quarter of fiscal 2009 from $4.8 million for the third quarter of fiscal 2008. The decrease in net revenue from our franchises segment resulted primarily from our reacquisition of two franchised stores in Victoria, British Columbia and one franchised store in Bellevue, Washington in the third quarter of fiscal 2008.

Other.  Net revenue from our other segment increased $6.0 million, or 128%, to $10.7 million for the third quarter of fiscal 2009 from $4.7 million for the third quarter of fiscal 2008. The $6.0 million increase was primarily the result of an increase in sales from the launch of our e-commerce channel in the first quarter of fiscal 2009 which contributed $4.2 million in net revenues, as well as increased sales from wholesale and outlet sales which contributed $1.8 million in net revenues.

Gross Profit

Gross profit increased $14.4 million, or 34%, to $56.3 million for the third quarter of fiscal 2009 from $41.9 million for the third quarter of fiscal 2008. The increase in gross profit was driven principally by:

•	an increase of $20.5 million in net revenue from our corporate-owned stores segment related to an increase in corporate-owned stores; and

•	an increase of $6.0 million in net revenue from our other segment related primarily to an increase in sales from the launch of our e-commerce channel in the first quarter of fiscal 2009 as well as increased sales from wholesale, outlet and warehouse sales.

These amounts were partially offset by:

•	an increase in product costs of $7.3 million associated with our sale of goods through corporate-owned stores related primarily to increased revenues and unfavorable foreign exchange differences;

•	an increase in fixed costs, such as occupancy costs and depreciation, of $2.3 million related to an increase in corporate-owned stores which has a deleveraging effect on gross profit;

•	an increase in product costs of $1.5 million associated with the increase in the sale of our goods through our other segment including the launch of our e-commerce channel in the first fiscal quarter of 2009 as well as increased sales from outlet and warehouse locations;

•	a decrease of $0.8 million in gross profit from our franchises segment related primarily to the reacquisition of franchised stores late in the third quarter of fiscal 2008; and

•	an increase of $0.3 million in cost of sales support departments related to increased costs for production, design, merchandising and distribution.

Gross profit as a percentage of net revenue, or gross margin, increased 1.8%, to 49.9% for the third quarter of fiscal 2009 from 48.1% for the third quarter of fiscal 2008. The increase in gross margin resulted primarily from:

•	an increase in corporate-owned stores product margin of 1.1% related primarily to sourcing initiatives, reduced markdowns and other;

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed an increase of 1.0%; and

•	a decrease in expenses related to our production, design, merchandising and distribution departments, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed an increase of 0.8%.

This increase in gross margin was offset by unfavorable foreign exchange differences on inventory of 1.2%.

Our costs of goods sold in the third quarter of fiscal 2009 and the third quarter of fiscal 2008 included $0.1 million and $0.2 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.6 million, or 23%, to $35.4 million for the third quarter of fiscal 2009 from $28.8 million for the third quarter of fiscal 2008. As a percentage of net revenue, selling, general and administrative expenses decreased 1.8%, to 31.4% from 33.1%. The $6.6 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in administrative costs associated with the launch in the first fiscal quarter of 2009 of our new e-commerce channel of $1.2 million;

•	an increase of $1.2 million primarily related to professional fees and legal costs associated with ongoing litigation including legal settlement costs;

•	an increase of $1.0 million related to higher management incentive based compensation;

•	an increase of $0.9 million primarily related to an increase in store labor hours due to a larger store base than in the third quarter of fiscal 2008;

•	an increase in depreciation costs of $0.9 million primarily related to IT projects placed into use during the third quarter of fiscal 2009;

•	an increase in other administrative costs of $0.9 million primarily related to a one-time charge arising from a sales tax audit and our store support center’s efforts to support a larger store base than in the third quarter of fiscal 2008; and

•	an increase in foreign exchange losses of $0.6 million related to unfavorable fluctuations in the Canadian-United States dollar exchange rate.

These amounts were partially offset by a decrease in travel, meals and entertainment and supplies during the third quarter of fiscal 2009 of $0.5 million related to our efforts to reduce discretionary spending.

Our selling, general and administrative expenses in the third quarter of fiscal 2009 and the third quarter of fiscal 2008 included $1.3 million and $1.3 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $7.9 million, or 60%, to $20.9 million for the third quarter of fiscal 2009 from $13.1 million for the third quarter of fiscal 2008. The increase of $7.9 million in income from operations for the third quarter of fiscal 2009 was primarily due to an increase of $14.4 million in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened, and was partially offset by a $6.6 million increase in selling, general and administrative expenses.

On a segment basis, we determine income from operations without taking into account our general corporate expenses such as corporate employee costs, travel expenses and corporate occupancy cost. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our production, design, merchandise, and distribution departments have been allocated to this segment.

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $9.4 million, or 44%, to $30.8 million for the third quarter of fiscal 2009 from $21.4 million for the third quarter of fiscal 2008. The increase in corporate-owned stores net revenue of $20.5 million was offset by an increase of $7.3 million cost of goods sold and an increase in store operating expenses of $3.8 million;

•	our franchises segment decreased $0.9 million, or 42%, to $1.3 million for the third quarter of fiscal 2009 from $2.2 million for the third quarter of fiscal 2008, primarily as a result of franchises net revenue included in the comparative period shifting to corporate-owned stores income from operations when we reacquired two franchised stores in Victoria, British Columbia and one franchised store in Bellevue, Washington in the third quarter of fiscal 2008; and

•	our other segment increased $6.2 million, or 1655%, to $6.6 million for the third quarter of fiscal 2009 from $0.4 million for the third quarter of fiscal 2008, primarily due to the introduction of online sales through our e-commerce channel as well as increased outlet, warehouse and wholesale activity.

Other income (expense), net decreased $0.1 million to $nil for the third quarter of fiscal 2009 from $0.1 million for the third quarter of fiscal 2008. The decrease was primarily due to lower interest rates earned on cash balances.

Provision for Income Taxes

Income tax expense for the third quarter of fiscal 2009 was $6.9 million compared to $4.4 million for the corresponding period in fiscal 2008. The Company’s financial statement effective tax rate for the third quarter of fiscal 2009 was 32.8% compared to 33.1% for the third quarter of fiscal 2008. The decrease is due to a one-time true-up from the recognition of deferred tax assets in the third quarter of fiscal 2009 which was partially offset by state taxes and a true-up in a foreign jurisdiction. The effective tax rate will vary from the statutory rate because (i) stock-based compensation expense recorded is a permanent difference in certain jurisdictions, (ii) the realization of the benefits of the tax assets from stock-based compensation, and (iii) the realization of the benefits of the tax assets related primarily to historical tax differences between financial and tax bases of assets and liabilities.

Net Income from Continuing Operations

Net income from continuing operations increased $5.2 million, to $14.1 million for the third quarter of fiscal 2009 from $8.8 million for the third quarter of fiscal 2008. The increase in net income of $5.2 million for the third quarter of fiscal 2009 was primarily due to an increase of $14.4 million in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened, partially offset by an increase of $6.6 million in selling, general and administrative expenses, an increase of $2.5 million in income tax expense and a decrease in other income (expense), net of $0.1 million. During both the third quarter of fiscal 2009 and fiscal 2008 there were immaterial revenues, expenses or losses from discontinued operations, resulting in a $nil impact on basic and diluted earnings per share.

Thirty-Nine Weeks Results

The following table summarizes key components of our results of operations for the thirty-nine weeks ended November 1, 2009 and November 2, 2008. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirty-Nine Weeks Ended November 1, 2009 and November 2, 2008
	2009	2008	2009	2008
	(In thousands)		(Percentages)

Net revenue	$292,292	$249,565	100.0	100.0
Cost of goods sold	155,766	122,159	53.3	48.9

Gross profit	136,526	127,406	46.7	51.1
Selling, general and administrative expenses	91,415	86,886	31.3	34.8

Income from operations	45,111	40,520	15.4	16.2
Other income, net	98	612	0.1	0.3

Income before income taxes	45,209	41,132	15.5	16.5
Provision for income taxes	15,379	11,571	5.3	4.7

Net income from continuing operations	29,830	29,561	10.2	11.8
Net (loss) from discontinued operations	—	(1,136)	—	(0.4)

Net income	$29,830	$28,425	10.2	11.4

Net Revenue

Net revenue increased $42.7 million, or 17%, to $292.3 million for the first three quarters of fiscal 2009 from $249.6 million for the first three quarters of fiscal 2008. This increase was the result of sales from new stores opened and sales through other sales channels. Assuming the average exchange rate between the Canadian and United States dollars for the first three quarters of fiscal 2008 remained constant, our net revenue would have increased $60.0 million, or 24%, for the first three quarters of fiscal 2009.

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	November 1, 2009	November 2, 2008

Net revenue by segment:
Corporate-owned stores	$256,053	$225,244
Franchises	9,798	13,567
Other	26,441	10,754

Net revenue	$292,292	$249,565

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $30.8 million, or 14%, to $256.1 million for the first three quarters of fiscal 2009 from $225.2 million for the first three quarters of fiscal 2008. The following contributed to the $30.8 million increase in net revenue from our corporate-owned stores segment:

•	Net revenue from corporate-owned stores we opened during the first three quarters of fiscal 2009, and other corporate-owed stores we opened subsequent to November 2, 2008 and therefore not included in the comparable store sales growth, contributed $42.7 million of the increase. Net new store openings (closings) since the third quarter of fiscal 2008 included (one) store in Canada and nine stores in the United States;

•	Comparable store sales remained constant in the first three quarters of fiscal 2009 resulting in a $0.6 million increase to net revenue, excluding the effect of foreign currency fluctuations. Including the effect of foreign currency fluctuations, comparable stores sales decreased 6%, or $13.8 million, in the third quarter of fiscal 2009; and

•	Net revenue related to gift card breakage contributed $1.9 million of the increase. Based on historical gift card breakage, we recognize into revenue a portion of gift card sales for which we estimate redemption is remote over the estimated period of redemption. In the first quarter of 2009 we recorded a one-time credit of $1.3 million related to a change in our estimated rate of redemption.

Franchises.  Net revenue from our franchises segment decreased $3.8 million, or 28%, to $9.8 million for the first three quarters of fiscal 2009 from $13.6 million for the first three quarters of fiscal 2008. The decrease in net revenue from our franchises segment resulted primarily from our reacquisition of two franchised stores in Victoria, British Columbia and one franchised store in Bellevue, Washington in the third quarter of fiscal 2008.

Other.  Net revenue from our other segment increased $15.7 million, or 146%, to $26.4 million for the first three quarters of fiscal 2009 from $10.8 million for the first three quarters of fiscal 2008. The $15.7 million increase was primarily the result of an increase in sales from the launch of our e-commerce channel in the first quarter of fiscal 2009 which contributed $7.5 million in net revenues, as well as increased sales from wholesale, outlet and warehouse sales which contributed $8.2 million in net revenues.

Gross Profit

Gross profit increased $9.1 million, or 7%, to $136.5 million for the first three quarters of fiscal 2009 from $127.4 million for the first three quarters of fiscal 2008. The increase in gross profit was driven principally by:

•	an increase of $30.8 million in net revenue from our corporate-owned stores segment related to an increase in corporate-owned stores;

•	an increase of $15.7 million in net revenue from our other segment related primarily to an increase in sales from the launch of our e-commerce channel in the first quarter of fiscal 2009 as well as increased sales from wholesale, outlet and warehouse sales; and

•	a decrease of $1.0 million in cost of sales support departments related to increased costs for production, design, merchandising and distribution.

These amounts were partially offset by:

•	an increase in product costs of $17.1 million associated with our sale of goods through corporate-owned stores related primarily to increased revenues and unfavorable foreign exchange differences;

•	an increase in fixed costs, such as occupancy costs and depreciation, of $9.1 million related to an increase in corporate-owned stores which has a deleveraging effect on gross profit;

•	an increase in product costs of $7.6 million associated with the increase in the sale of our goods through our other segment, including the launch of our e-commerce channel in the first fiscal quarter of 2009 as well as increased sales from outlet and warehouse locations;

•	a decrease of $3.1 million in gross profit from our franchises segment related primarily to the reacquisition of franchised stores late in the third quarter of fiscal 2008; and

•	an increase in shrinkage and write-down of inventory held by corporate-owned stores of $1.6 million related to the growth of our business.

Gross profit as a percentage of net revenue, or gross margin, decreased 4.4%, to 46.7% for the first three quarters of fiscal 2009 from 51.1% for the first three quarters of fiscal 2008. The decrease in gross margin resulted primarily from:

•	unfavorable foreign exchange differences of 2.2%;

•	a decrease in corporate-owned stores product margin, which contributed a decrease in gross margin of 1.8% as a result of increased direct product costs, shrinkage and write-downs; and

•	an increase in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a deleveraging effect on gross margin and contributed a decrease of 1.4%.

This was offset by a decrease in expenses related to our production, design, merchandising and distribution departments, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed an increase of 1.1%.

Our cost of goods sold in the first three quarters of fiscal 2009 and the first three quarters of fiscal 2008 included $0.6 million and $0.7 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.5 million, or 5%, to $91.4 million for the first three quarters of fiscal 2009 from $86.9 million for the first three quarters of fiscal 2008. As a percentage of net revenue, selling, general and administrative expenses decreased 3.5%, to 31.3% from 34.8%. The $4.5 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase of $2.9 million primarily associated with employment-related legal matters, professional fees and legal costs associated with ongoing litigation including legal settlement costs;

•	an increase in administrative costs associated with the launch in the first fiscal quarter of 2009 of our new e-commerce channel of $2.0 million;

•	an increase in depreciation costs of $1.3 million related to IT projects placed into use as well as the retirement of fixed assets no longer in use;

•	an increase of $1.2 million related to higher management incentive based compensation;

•	an increase in provision for impairment and lease exit costs of $0.6 million; and

•	an increase in occupancy costs of $0.5 million related to our other segment as we opened additional locations after the third quarter of fiscal 2008.

These amounts were partially offset by:

•	a decrease in employee compensation, including options expense, of $2.5 million related to a reduction in employee head count in our corporate-owned store locations and store support center, as part of our efforts to reduce operating expenses, as well as a one-time charge in the first quarter of fiscal 2008 related to the acceleration of performance-based awards, partially offset by increased store labor hours due to opening additional corporate-owned stores; and

•	a decrease in discretionary spending of $1.5 million related to travel, meals and entertainment and supplies.

Our selling, general and administrative expenses in the first three quarters of fiscal 2009 and the first three quarters of fiscal 2008 included $3.7 million and $4.5 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $4.6 million, or 11%, to $45.1 million for the first three quarters of fiscal 2009 from $40.5 million for the first three quarters of fiscal 2008. The increase of $4.6 million in income from operations for the first three quarters of fiscal 2009 was primarily due to an increase of $9.1 million in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened, partially offset by a $4.5 million increase in selling, general and administrative expenses.

On a segment basis, we determine income from operations without taking into account our general corporate expenses such as corporate employee costs, travel expenses and corporate occupancy costs. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our production, design and distribution departments have been allocated to this segment.

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $4.2 million, or 6%, to $72.4 million for the first three quarters of fiscal 2009 from $68.2 million for the first three quarters of fiscal 2008, primarily due to an increase in corporate-owned stores net revenue of $30.8 million offset by an increase of $18.8 million in cost of sales and $7.8 million in store operating expenses such as occupancy and depreciation;

•	our franchises segment decreased $3.1 million, or 48%, to $3.3 million for the first three quarters of fiscal 2009 from $6.4 million for the first three quarters of fiscal 2008 primarily as a result of franchises net revenue included in the comparative period shifting to corporate-owned stores income from operations when we reacquired two franchised stores in Victoria, British Columbia and one franchised store in Bellevue, Washington in the third quarter of fiscal 2008; and

•	our other segment increased $11.5 million, or 562%, to $13.6 million for the first three quarters of fiscal 2009 from $2.1 million for the first three quarters of fiscal 2008, primarily due to the introduction of online sales through our e-commerce channel as well as increased outlet, warehouse and wholesale activity.

Other income (expense), net decreased $0.5 million to $0.1 million for the first three quarters of fiscal 2009 from $0.6 million for the first three quarters of fiscal 2008. The decrease was primarily due to lower interest rates offered on cash balances.

Provision for Income Taxes

Income tax expense for the first three quarters of fiscal 2009 was $15.4 million compared to $11.6 million for the corresponding period in fiscal 2008. The Company’s financial statement effective tax rate for the first three quarters of fiscal 2009 was 34.0% compared to 28.1% for the first three quarters of fiscal 2008. The increase is a result of a true-up in fiscal 2008 related to amendments to our transfer pricing structure. The effective tax rate will vary from the statutory rate because (i) stock-based compensation expense recorded is a permanent difference in certain jurisdictions, (ii) the realization of the benefits of the tax assets from stock-based compensation, and (iii) the realization of the benefits of the tax assets related primarily to historical tax differences between financial and tax bases of assets and liabilities.

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

Net Income from Continuing Operations

Net income from continuing operations increased $0.3 million, to $29.8 million for the first three quarters of fiscal 2009 from $29.6 million for the first three quarters of fiscal 2008. The increase in net income of $0.3 million for the first three quarters of fiscal 2009 was primarily due to an increase of $9.1 million in gross profit resulting from increased comparable store sales and additional sales from corporate-owned stores opened, partially offset by an increase of $4.5 million in selling, general and administrative expenses, an increase of $3.8 million in income tax expense and a decrease in other income (expense), net of $0.5 million.

Discontinued Operations

During the first three quarters of fiscal 2009, there were no revenues, expenses or losses from discontinued operations. The loss from discontinued operations was $1.1 million for the first three quarters of fiscal 2008, resulting in a reduction of basic and diluted earnings per share of $0.02. The shut down costs related to the closure of our stores in Japan were fully accrued in the second quarter of fiscal 2008.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital and capital expenditures, including the build-out cost of new stores, renovations of existing stores, and improvements to our distribution facility and corporate infrastructure. Our need for working capital is seasonal, with the greatest requirements from August through the end of November each year as a result of our inventory build-up and concentration of new store openings during this period for our holiday selling season. Historically, our main sources of liquidity have been cash flow from operating activities and borrowings under our existing and previous revolving credit facilities, and our initial public offering that closed on August 2, 2007.

At November 1, 2009, our working capital (excluding cash and cash equivalents) was $24.8 million and our cash and cash equivalents were $101.8 million.

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

Cash provided by operating activities increased $22.3 million, to $51.5 million for the thirty-nine weeks ended November 1, 2009 compared to cash used by operating activities of $29.2 million for the thirty-nine weeks ended November 2, 2008. The $22.3 million increase was primarily a result of a decrease in inventories and an increase in items not affecting cash and was offset by a decrease in miscellaneous accruals. The net decrease in the change in inventories is a result of selling our on-hand spring inventories we had built up at the end of fiscal 2008 for a larger store base. The net increase in items not affecting cash is primarily a result of increased depreciation and amortization for a larger store base and decreased deferred income tax assets. The net change in miscellaneous accruals are a result of changes in the timing of receipts and payments of invoices from and to third parties.

Investing Activities

Investing Activities relate to capital expenditures, advances to and investments in franchise and acquisition of franchises.

Cash used in investing activities decreased $25.4 million to $10.2 million for the thirty-nine weeks ended November 1, 2009 from $35.6 million for the thirty-nine weeks ended November 2, 2008. The $25.4 million decrease was a result of reduced corporate-owned store openings in the thirty-nine weeks ended November 1, 2009 compared to the same period in fiscal 2008 and the reacquisition of franchise rights for three stores in the thirty-nine weeks ended November 2, 2008.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options. Cash provided by financing activities decreased to $0.3 million for the thirty-nine weeks ended November 1, 2009 from $11.1 million of cash used in financing activities for the thirty-nine weeks ended November 2, 2008.

We believe that our cash from operations and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 24 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in “Risk Factors” of our Annual Report on Form 10-K for fiscal 2008 filed on March 27, 2009. In addition, we may make discretionary capital improvements with respect to our stores, distribution facility, store support center, or other systems, which we would expect to fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.

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

At November 1, 2009, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of November 1, 2009, letters of credit and letters of guarantee totaling $2.2 million have been issued.

Other than these standby letters of credit and guarantee, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for our 2008 fiscal year end filed with the SEC on March 27, 2009 and in Note 2 included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. We believe that there have been no other significant changes during the thirty-nine weeks ended November 1, 2009 to our critical accounting policies.

Operating Locations

Our operating locations by country, state and province as of November 1, 2009 are summarized in the table below.

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	8	—	8
British Columbia	10	—	10
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	—	1	1

Total Canada	41	1	42

United States
Arizona	1	—	1
California	19	1	20
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	2	—	2
Florida	2	—	2
Hawaii	1	—	1
Illinois	6	—	6
Maryland	2	—	2
Massachusetts	5	—	5
Michigan	1	—	1
Nevada	1	—	1
New Jersey	2	—	2
New York	7	—	7
Oregon	1	—	1
Pennsylvania	1	—	1
Texas	7	—	7
Virginia	2	—	2
Washington	3	—	3

Total United States	65	4	69

International
Australia	—	8	8

Total International	—	8	8

Overall total, as of November 1, 2009	106	13	119

Overall total, as of February 1, 2009	103	10	113

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the United States dollar. Historically, our operations were based largely in Canada. As of November 1, 2009, we operated 42 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, because we recognize net revenue from sales in Canada in Canadian dollars, if the United States dollar strengthens it would have a negative impact on our Canadian operating results upon translation of those results into United States dollars for the purposes of consolidation. Any hypothetical loss in net revenue could be partially or completely offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% appreciation in the relative value of the United States dollar compared to the Canadian dollar would have resulted in lost income from operations of approximately $3.6 million for the first three quarters of fiscal 2009. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaced our prior credit facility. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. At November 1, 2009, we had no outstanding borrowings under our revolving facility. We do not believe we currently are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 1, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 1, 2009, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the thirty-nine weeks ended November 1, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

(c) The following table provides information regarding the Company’s purchases of its common stock during the thirteen week period ended November 1, 2009:

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

August 3, 2009 — August 30, 2009	3,783	$21.05	3,783	2,891,467
August 31, 2009 — October 4, 2009	5,143	23.55	5,143	2,886,324
October 5, 2009 — November 1, 2009	3,251	26.32	3,251	2,883,073

Total	12,177		12,177

(1)	Monthly information is presented by reference to our fiscal months during our third quarter of fiscal 2009.

(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares available for issuance under the ESPP is 3,000,000.

ITEM 6.	EXHIBITS

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ John E. Currie
John E. Currie
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: December 9, 2009

Exhibit Index

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X