Form 10-K
period 2010-01-31
lululemon athletica inc.
filed 2010-03-25
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
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

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 2, 2009 was approximately $807,343,082 Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on August 2, 2009. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on August 2, 2009.

Common Stock:

At March 23, 2010 there were 51,140,069 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At March 23, 2010, there were outstanding 19,371,328 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at March 23, 2010, the registrant had outstanding 19,371,328 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PARTS INTO WHICH INCORPORATED

Portions of Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipates,” “believes,” “estimates,” “may,” “intends,” “expects” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in other sections of the report. All forward-looking statements are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled Item 1A and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.	BUSINESS

Overview

lululemon athletica inc. is a designer and retailer of technical athletic apparel operating primarily in North America. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We believe consumers associate our brand with innovative, technical apparel products. Our products are designed to offer performance, fit and comfort while incorporating both function and style. Our heritage of combining performance and style distinctly positions us to address the needs of female athletes as well as a growing core of consumers who desire everyday casual wear that is consistent with their active lifestyles. We also continue to broaden our product range to increasingly appeal to male athletes and athletic female youth. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness. As of January 31, 2010, our branded apparel was principally sold through 124 stores that are primarily located in Canada and the United States. We believe our vertical retail strategy allows us to interact more directly with, and gain feedback from, our customers while providing us with greater control of our brand.

We have developed a distinctive community-based strategy that we believe enhances our brand and reinforces our customer loyalty. The key elements of our strategy are to:

•	design and develop innovative athletic apparel that combines performance with style and incorporates real-time customer feedback;

•	locate our stores in street locations, lifestyle centers and malls that position each lululemon athletica store as an integral part of its community;

•	create an inviting and educational store environment that encourages product trial and repeat visits; and

•	market on a grassroots level in each community, including through social media and influential fitness practitioners who embrace and create excitement around our brand.

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

We believe our culture and community-based business approach provides us with competitive advantages that are responsible for our strong financial performance. Our net revenue has increased from $40.7 million in fiscal 2004 to $452.9 million in fiscal 2009, representing a 61.9% compound annual growth rate. Our net revenue increased from $353.5 million in fiscal 2008 to $452.9 million in fiscal 2009, representing a 28.1% increase. During fiscal 2009, our comparable store sales growth was 9% and we reported income from operations of $86.5 million. During fiscal 2008, our comparable store sales growth was 0% and we reported income from operations of $56.6 million. In fiscal 2009, our corporate-owned stores opened at least one year averaged sales of approximately $1,318 per square foot, compared to sales per square foot of approximately $1,450 for fiscal 2008. We believe this is still among the best in the apparel retail sector.

Our Market

Our primary target customer is a sophisticated and educated woman who understands the importance of an active, healthy lifestyle. She is increasingly tasked with the dual responsibilities of career and family and is constantly challenged to balance her work, life and health. We believe she pursues exercise to achieve physical fitness and inner peace.

As women have continued to embrace a variety of fitness and athletic activities, including yoga, we believe other athletic apparel companies are not effectively addressing their unique style, fit and performance needs. We believe we have been able to help address this void in the marketplace by incorporating style along with comfort and functionality into our products. Although we were founded to address the unique needs of women, we are also successfully designing products for men and athletic female youth who also appreciate the technical rigor and premium quality of our products. We also believe longer-term growth in athletic participation will be reinforced as the aging Baby Boomer generation focuses more on longevity. In addition, we believe consumer purchase decisions are driven by both an actual need for functional products and a desire to create a particular lifestyle perception. As such, we believe the credibility and authenticity of our brand expands our potential market beyond just athletes to those who desire to lead an active, healthy, and balanced life.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors and are important to our success:

•	Premium Active Brand. lululemon athletica stands for leading a healthy, balanced and fun life. We believe customers associate the lululemon athletica brand with high quality premium athletic apparel that incorporates technically advanced materials, innovative functional features and style. We believe our focus on women differentiates us and positions lululemon athletica to address a void in the growing market for women’s athletic apparel. The premium nature of our brand is reinforced by our vertical retail strategy and our selective distribution through yoga studios and fitness clubs that we believe are the most influential within the fitness communities of their respective markets. While our brand has its roots in yoga, our products are increasingly being designed and used for other athletic and casual lifestyle pursuits. We work with local athletes and fitness practitioners to enhance our brand awareness and broaden our product appeal.

•	Distinctive Retail Experience. We locate our stores in street locations, lifestyle centers and malls that position lululemon athletica stores to be an integral part of their communities. Our retail concept is based on a community-centric philosophy designed to offer customers an inviting and educational experience. We believe that this environment encourages product trial, purchases and repeat visits. We coach our store sales associates, who we refer to as “educators,” to develop a personal connection with each guest. Our educators receive approximately 30 hours of in-house training within the first three months of the start of their employment and are well prepared to explain the technical and innovative design aspects of each product.

•	Innovative Design Process. We offer high-quality premium apparel that is designed for performance, comfort, functionality and style. We attribute our ability to develop superior products to a number of factors, including:

•	our feedback-based design process through which our design and product development team proactively and frequently seeks input from our customers and local fitness practitioners;

•	close collaboration with our third-party suppliers to formulate innovative and technically-advanced fabrics and features for our products; and

•	although we typically bring products from design to market in eight to 10 months, our vertical retail strategy enables us to bring select products to market in as little as one month, thereby allowing us to respond quickly to customer feedback, changing market conditions and apparel trends.

•	Community-Based Marketing Approach. We differentiate lululemon athletica through an innovative, community-based approach to building brand awareness and customer loyalty. We use a multi-faceted grassroots marketing strategy that includes social media, partnering with local fitness practitioners and retail educators and creating in-store community boards. Each of our stores has a dedicated community coordinator who organizes fitness or philanthropic events that heighten the image of our brand in the community. We believe this grassroots approach allows us to successfully increase brand awareness and broaden our appeal while reinforcing our premium brand image.

•	Deep Rooted Culture Centered on Training and Personal Growth. We believe our core values and distinctive corporate culture allow us to attract passionate and motivated employees who are driven to succeed and share our vision. We provide our employees with a supportive, goal-oriented environment and encourage them to reach their full professional, health and personal potential. We offer programs such as personal development workshops and goal coaching to assist our employees in realizing their long-term objectives. We believe our relationship with our employees is exceptional and a key contributor to our success.

•	Experienced Management Team with Proven Ability to Execute. Our founder and Chief Innovation and Branding Officer, Mr. Wilson, plays a central role in corporate strategy and in promoting our distinctive corporate culture. Our Chief Executive Officer, Ms. Day, whose experience includes 20 years at Starbucks Corporation, most recently serving as President of Asia Pacific Group of Starbucks International from 2004 to 2007, joined us in January 2008. Mr. Wilson and Ms. Day have assembled a management team with a complementary mix of retail, design, operations, product sourcing and marketing experience from leading apparel and retail companies such as Abercrombie & Fitch Co., Nike, Inc. and Speedo International Limited. We believe our management team is well positioned to execute the long-term growth strategy for our business.

Growth Strategy

Key elements of our growth strategy are to:

•	Grow our Store Base in North America. As of January 31, 2010, our products were sold through 115 stores in North America, including 45 in Canada and 70 in the United States. We expect that most of our near-term store growth will occur in the United States. We plan to add new stores to strengthen existing markets and selectively enter new markets in the United States and Canada. We opened net seven stores in the United States and Canada in fiscal 2009, and we plan to open approximately 12 to 15 additional stores in fiscal 2010 in the United States and Canada.

•	Develop our Direct to Consumer Sales Channel. We launched our retail website in the first quarter of fiscal 2009. The addition of e-commerce to our direct to consumer sales channel has already expanded our customer base and supplemented our growing store base. We plan to continue developing our retail website to further reflect the distinctive retail experience that our customers enjoy in our stores while providing greater shopping flexibility.

•	Increase our Brand Awareness. We will continue to increase brand awareness and customer loyalty through our grassroots marketing efforts, social media and planned store expansion. We believe that increased brand awareness will result in increased comparable store sales and sales productivity over time.

•	Introduce New Product Technologies. We remain focused on developing and offering products that incorporate technology-enhanced fabrics and performance features that differentiate us in the market. Collaborating with leading fabric manufacturers, we have jointly developed and trademarked names for innovative fabrics such as Luon and Silverescent, and natural stretch fabrics using organic elements such as cotton and seaweed. Among our ongoing efforts, we are developing fabrics to provide advanced features such as UV protection and inherent reflectivity. In addition, we will continue to develop differentiated manufacturing techniques that provide greater support, protection, and comfort.

•	Broaden the Appeal of our Products. We will selectively seek opportunities to expand the appeal of our brand to improve store productivity and increase our overall addressable market. To enhance our product appeal, we intend to:

•	Expand our Product Categories. We continue to expand our product offerings in complementary existing and new categories such as bags, undergarments and outerwear;

•	Grow our Men’s Business. We believe the premium quality and technical rigor of our products will continue to appeal to men and that there is an opportunity to expand our men’s business as a proportion of our total sales;

•	Increase the Range of Athletic Activities our Products Target. We expect customers to increasingly purchase our products for activities such as yoga, running and general fitness as we educate them on the versatility of our products and expand our product categories; and

•	Expand Beyond North America. As of January 31, 2010, we operated nine franchise stores in Australia and one showroom in Hong Kong which is corporate-owned. Over time, we intend to expand on our own or pursue additional joint venture opportunities in other Asian and European markets.

•	Grow our Youth Brand. We launched our youth focused brand, ivivva athletica, in the fourth quarter of fiscal 2009. We believe the premium quality and technical rigor of our dance-inspired products designed for female youth serve an open market and provide us with an opportunity to expand this line.

Our Stores

As of January 31, 2010, our retail footprint included 45 stores in Canada, 70 stores in the United States and nine franchise stores in Australia. We discontinued our operations in Japan in fiscal 2008. The 115 stores in Canada and the United States include one franchise store in Canada and four in the United States. While most of our stores are branded lululemon athletica, three of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth. Our retail stores are located primarily on street locations, in lifestyle centers and in malls.

The following store list shows the number of branded stores (including corporate-owned stores and franchise stores) operated in each Canadian province, U.S. state, and internationally as of January 31, 2010:

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	9	—	9
British Columbia	12	—	12
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	—	1	1

Total Canada	44	1	45

United States
Arizona	1	—	1
California	19	1	20
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	2	—	2
Florida	3	—	3
Hawaii	1	—	1
Illinois	7	—	7
Maryland	2	—	2
Massachusetts	5	—	5
Michigan	1	—	1
Nevada	1	—	1
New Jersey	2	—	2
New York	7	—	7
Oregon	1	—	1
Pennsylvania	1	—	1
Texas	6	—	6
Virginia	2	—	2
Washington	3	—	3

Total United States	66	4	70

International
Australia	—	9	9

Total International	—	9	9

Overall total, as of January 31, 2010	110	14	124

Overall total, as of February 1, 2009	103	10	113

Store Economics

We believe that our innovative retail concept and customer experience contribute to the success of our stores. During fiscal 2009 our corporate-owned stores open at least one year, which average approximately 2,856 square feet, averaged sales of approximately $1,318 per square foot.

Management performs an ongoing evaluation of our portfolio of corporate-owned store locations. In response to the continuing volatile worldwide operating environment, our management team has taken a series of actions designed to reduce ongoing operating costs and improve operating efficiencies through reductions in employee headcount, the disposal of property and equipment, and considering possible store closures. In fiscal 2009 we closed one corporate-owned store in California. As we continue our evaluation we may in future periods close additional corporate-owned store locations.

Store Expansion

From February 1, 2002 (when we had one store, in Vancouver) to January 31, 2010, we opened 109 net corporate-owned stores in North America. We opened our first corporate-owned store in the United States in 2003. Over the next few years, our new store growth will be primarily focused on corporate-owned stores in the United States, an attractive market with a population of over nine times that of Canada. We opened net seven stores in the United States and Canada in fiscal 2009.

Franchise Stores in North America

As of January 31, 2010, we had one franchise store in Canada and four franchise stores in the United States. In fiscal 2008 we reacquired the franchise rights of two Victoria, British Columbia and one Bellevue, Washington locations thereby decreasing the net revenue earned through our franchise channel. This channel represented 3.2% of our net revenue in fiscal 2009 and 4.6% of our net revenue in fiscal 2008. We began opening franchise stores in select markets in 2002 to expand our store network while limiting required capital expenditures. Opening new franchise stores is not a significant part of our near-term store growth strategy. We continue to evaluate the ability to repurchase attractive franchises, which, in some cases, we can contractually acquire at a specified percentage of trailing 12-month sales. Unless otherwise approved by us, our franchisees are required to sell only our branded products, which are purchased from us at a discount to the suggested retail price.

International Stores

Beyond North America, we intend, as part of our long-term business strategy, to expand our global presence. We believe that partnering with companies and individuals with significant experience and proven success in the target country is to our advantage. As of January 31, 2010, we had four franchise stores in Melbourne, Australia, three franchise stores in Sydney, Australia, one franchise store in Brisbane, Australia, one franchise store in Perth, Australia and one corporate-owned showroom in Hong Kong. In fiscal 2008, we reevaluated our operating performance in Japan and our strategic priorities and discontinued our operations in Japan.

Direct to Consumer

In fiscal 2009 we launched our e-commerce website which, along with phone sales, makes up our direct to consumer channel and is included in our other segment. This channel is an increasingly substantial part of our business, representing approximately 4.0% of our revenues in fiscal 2009, compared to 0.5% of our revenues in fiscal 2008. We believe that a direct to consumer channel is convenient for our core consumer and enhances the image of our brand. Our direct to consumer channel makes our product accessible in more markets than from our corporate-owned store and franchise channels alone. We use the channel to build brand awareness, especially in new markets including those outside of North America.

Wholesale Channel

We also sell lululemon athletica products through premium yoga studios, health clubs and fitness centers. This channel represented 2.3% of our net revenue in fiscal 2009 and 1.7% of our net revenue in fiscal 2008. We believe that these premium wholesale locations offer an alternative distribution channel that is convenient for our core consumer and enhances the image of our brand. We do not intend wholesale to be a meaningful contributor to overall sales. Instead we use the channel to build brand awareness, especially in new markets.

Our Products

We offer a comprehensive line of performance apparel and accessories for both women, men and female youth. Our apparel assortment, including items such as fitness pants, shorts, tops and jackets, is designed for healthy lifestyle activities such as yoga, running and general fitness. Although we benefit from the growing number of people that participate in yoga, we believe the percentage of our products sold for other activities will continue to increase as we broaden our product range to address other activities. Our fitness-related accessories include an array of items such as bags, socks, underwear, yoga mats, instructional yoga DVDs and water bottles.

We believe the authenticity of our products is driven by a number of factors. These factors include our athlete-inspired design process, our use of technical materials, our sophisticated manufacturing methods and our innovative product features. Our athletic apparel is designed and manufactured using cutting-edge fabrics that deliver maximum function and athletic fit. We collaborate with leading fabric suppliers to develop advanced fabrics that we sell under our trademarks. Our in-house design team works closely with our suppliers to formulate fabrics that meet our performance and functional specifications such as stretch ability, capability to wick moisture, color fastness and durability, among others. We currently incorporate the following advanced fabrics in our products:

•	Luon, included in more than half of our products, wicks away moisture, moves with the body and is designed to eliminate irritation;

•	Luxtreme, our inherently wicking fabric is primarily used in our running lines and is silky and lightweight; and

•	Silverescent incorporates silver directly into the fabric to reduce odors as a result of the antibacterial properties of the silver in the fabric.

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

Community-Based Marketing

We differentiate our business through an innovative, community-based approach to building brand awareness and customer loyalty. We pursue a multi-faceted strategy which leverages our local ambassadors, social media, in-store community boards, retail educators and a variety of grassroots initiatives. Our ambassadors, who are local fitness practitioners, share our core values and introduce our brand to their fitness classes and communities leading to interest in the brand, store visits and word-of-mouth marketing. Our in-store community boards, coupled with our educators’ knowledge, further position our stores as community destinations designed to educate and enrich our customers. Each of our stores has a dedicated community coordinator who selectively organizes events that heighten the image of our brand in the community. Each of our community coordinators customizes a local marketing plan to focus on the important athletic and philanthropic activities within each community.

Product Design and Development

Our product design efforts are led by a team of 14 designers based in Vancouver, British Columbia. Our team is comprised of dedicated athletes and users of our products who embody our design philosophy and dedication to premium quality. While our design team identifies trends based on market research, we primarily use an innovative feedback-based design process through which we proactively seek the input of customers and persons we refer to as our ambassadors. Our ambassadors have become an integral part of our product design process as they test and evaluate our products, providing real-time feedback on performance and functionality. Our design team also hosts meetings each year in many of our markets. In these meetings, local athletes, trainers, yogis and members of the fitness industry discuss our products and provide us with additional feedback and ideas. Members of our design team also regularly work at our stores, which gives them the opportunity to interact with and receive direct feedback from customers. Our design team incorporates all of this input to adjust fit and style, to detect new athletic trends and to identify desirable fabrics.

To ensure that we continue to provide our customers with advanced fabrics, our design team works closely with our suppliers to incorporate innovative fabrics that bring particular specifications to our products. These specifications include characteristics such as stretch ability, capability to wick moisture, color fastness and durability, among others. In addition, to ensure the quality of our fabric and its authenticity, we test our products using a leading testing facility, as well as actual wear tests done on any potential fabric. We also partner with a leading independent inspection, verification, testing and certification company, which conducts a battery of tests before each season on our fabrics, testing for a variety of performance characteristics including pilling, shrinkage, abrasion resistance and colorfastness. We collaborate with leading fabric suppliers to develop fabrics that we ultimately trademark for brand recognition whenever possible.

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

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities, nor do we contract directly with third-party vendors for fabrics and finished goods. The fabric used in our products is sourced by our manufacturers from a limited number of pre-approved suppliers. We work with a group of approximately 35 manufacturers, 10 of which produced approximately 85% of our products in fiscal 2009. During fiscal 2009, no single manufacturer produced more than 25% of our product offering. During fiscal 2009, approximately 75% of our products were produced in China, approximately 8% in South East Asia, approximately 5% in Canada and the remainder in the United States, Israel, Peru and Taiwan. Our North American manufacturers provide us with the speed to market necessary to respond quickly to changing trends and increased demand. While we plan to support future growth through manufacturers outside of North America, our intent is also to maintain production in Canada and the United States. We have developed long-standing relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products in the long-term. We require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing, working conditions and other social concerns. We currently also work with a leading inspection and verification firm to closely monitor each supplier’s compliance with applicable law and our workplace code of conduct.

Distribution Facilities

We centrally distribute finished products in North America from distribution facilities in Vancouver, British Columbia and Renton, Washington. We operate the distribution facility in Vancouver, which is leased and is approximately 102,000 square feet. The facility in Renton, Washington is operated by a third-party. Our contract for the Renton, Washington distribution facility expires in April 2010 and will not be extended. We also entered into a lease and plan to operate a distribution facility beginning in the second quarter of fiscal 2010 in Sumner, Washington which is approximately 82,000 square feet. We believe that these modern facilities enhance the efficiency of our operations. We believe our distribution infrastructure will be sufficient to accommodate our expected store growth and expanded product offerings over the next several years. Merchandise is typically shipped to our stores through third-party delivery services multiple times per week, providing them with a steady flow of new inventory.

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

The market for athletic apparel is highly competitive. It includes increasing competition from established companies who are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG, which includes the adidas and Reebok brands, and Under Armour, Inc. We also compete with retailers specifically focused on women’s athletic apparel including Lucy Activewear Inc., The Gap, Inc. (including the Athleta collection), and bebe stores, inc. (including the BEBE SPORT collection).

Our Employees

As of January 31, 2010, we had 3,219 employees, of which 1,844 were employed in Canada and 1,375 were employed in the United States. Of the 1,844 Canadian employees, 1,451 were employed in our corporate-owned stores, 66 were employed in distribution, 101 were employed in design, merchandise and production, and the remaining 226 performed selling, general and administrative and other functions. Of the 1,375 employees in the United States, 1,350 were employed in our corporate-owned stores and showrooms and 25 performed selling, general and administration functions. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

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

Securities and Exchange Commission Filings

Our website address is www.lululemon.com. We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC’s website at www.sec.gov. Also available on our website are printable versions of our Code of Business Conduct and Ethics and charters of the Audit, Management Development and Compensation, and Nominating and Governance Committees of our Board of Directors. Information on our website does not constitute part of this annual report on Form 10-K or any other report we file or furnish with the SEC.

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

Risks Related to Our Business

General economic conditions and volatility in the worldwide economy has adversely affected consumer spending, which has negatively affected our results of operations and may continue to do so in the future.

Our operations and performance depend significantly on economic conditions, particularly those in Canada and the United States, and their impact on levels of consumer spending. Consumer spending on non-essential items is affected by a number of factors, including consumer confidence in the strength of economies, fears of recession, the tightening of credit markets, higher levels of unemployment, higher tax rates, the cost of consumer credit and other factors. The current volatility in the United States economy in particular has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. These unfavorable economic conditions may continue to lead our customers to delay or reduce purchase of our products.

In addition, we could experience reduced traffic in our stores and limitations on the prices we can charge for our products, which may include price discounts, either of which could reduce our sales and profit margins. Economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our operating, selling, general and administrative expenses. These and other economic factors could have a material adverse affect on the demand for our products and on our financial conditions, operating results and stock price.

We have grown rapidly in recent years and we have limited operating experience at our current scale of operations; if we are unable to manage our operations at our current size or to manage any future growth effectively, our brand image and financial performance may suffer.

We have expanded our operations rapidly since our inception in 1998 and we have limited operating experience at our current size. We opened our first store in Canada in 1999 and our first store in the United States in 2003. Our net revenue increased from $40.7 million in fiscal 2004 to $452.9 million in fiscal 2009, representing a compound annual increase of approximately 61.9%. We expect our net revenue growth rate to slow as the number of new stores that we open in the future declines relative to our larger store base. Our substantial growth to date has placed a significant strain on our management systems and resources. If our operations continue to grow, of which there can be no assurance, we will be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. Our continued growth could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, and delays in production and shipments. These difficulties would likely result in the erosion of our brand image and lead to a decrease in net revenue, income from operations and the price of our common stock.

Any material disruption of our information systems could disrupt our business and reduce our sales.

We are increasingly dependent on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Throughout fiscal 2009 and fiscal 2008, we upgraded certain of our information systems to support recent and expected future growth. These system upgrades improved our ability to capture, process and ship customer orders, and transfer product between channels. We incurred additional costs associated with these upgrades in fiscal 2009 and fiscal 2008. We believe these systems are stable upon implementation, but there can be no assurance that future disruptions will not occur. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could — especially if the disruption or slowdown occurred during the holiday season — result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

Our direct to consumer channel, which includes e-commerce, is an increasingly substantial part of our business, representing approximately 4.0% of our revenues in fiscal 2009. In addition to changing consumer preferences and buying trends relating to e-commerce, we are vulnerable to certain additional risks and uncertainties associated with e-commerce, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce e-commerce sales and damage our brand’s reputation.

We have taken over certain portions of our information systems needs that were previously outsourced to a third-party and are making upgrades to our information systems. We may take over other outsourced portions of our information systems in the near future. If we are unable to manage these aspects of our information systems or the planned upgrades, our receipt and delivery of merchandise could be disrupted, which could result in a decline in our sales.

Problems with our distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies.

We rely on our distribution facility in Vancouver, British Columbia and a distribution center located in Renton, Washington operated by a third-party vendor for substantially all of our product distribution. In October 2007, we relocated our Vancouver distribution facility to a new, larger distribution facility. Our contract for the Renton, Washington distribution facility expires in April 2010 and will not be extended. We have entered into a lease and plan to operate a distribution facility in Sumner, Washington beginning in the second quarter of fiscal 2010. Our distribution facilities include computer controlled and automated equipment, which means their operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because substantially all of our products are distributed from two locations, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.

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

We plan to open new stores in the near future to add to our existing store base. Of the 124 stores in operation as of January 31, 2010, we opened two net new stores in Canada, five net new stores in the United States and four new franchise stores outside of North America in fiscal 2009. We expect to open a total of 12 to 15 additional stores in fiscal 2010 in the United States and Canada. We estimate that we will incur approximately $7.0 million to $8.5 million of capital expenditures in fiscal 2010 to open these 12 to 15 additional stores. In addition, our new stores may not be immediately profitable and we may incur losses until these stores become profitable. There can be no assurance that we will open the planned number of new stores in fiscal 2010. Any failure to successfully open and operate new stores will harm our results of operations.

If we fail to maintain the value and reputation of our brand, our sales are likely to decline.

Our success depends on the value and reputation of the lululemon brand. The lululemon name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Any of these events could result in decreases in sales.

Our limited operating experience and limited brand recognition in new markets may limit our expansion strategy and cause our business and growth to suffer.

Our future growth depends, to a considerable extent, on our expansion efforts outside of Canada, especially in the United States. Our current operations are based largely in Canada and the United States. As of January 31, 2010, we had 44 corporate-owned stores in Canada, 66 corporate-owned stores in the United States, five franchise stores in North America and nine franchise stores in Australia. We have limited experience with regulatory environments and market practices outside of Canada and the United States, and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of North America. As previously disclosed, we have discontinued our operations in Japan. In connection with our initial expansion efforts outside of North America, we have encountered many obstacles we do not face in Canada or the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.

We may also encounter difficulty expanding into new markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by customers in these new markets. In particular, we have no assurance that our grassroots marketing efforts will prove successful outside of the narrow geographic regions in which they have been used in the United States and Canada. We anticipate that as our business expands into new markets and as the market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Conversely, as we penetrate these markets and our brand becomes more widely available, it could potentially detract from the appeal stemming from the scarcity of our brand. Our brand may also be adversely affected if our public image or reputation is tarnished by negative publicity. Maintaining and enhancing our brand will depend largely on our ability to be a leader in the athletic apparel industry, to offer a unique store experience to our customers and to continue to provide high quality products and services, which we may not do successfully. Failure to develop new markets outside of North America or disappointing growth outside of North America will harm our business and results of operations. In addition, if we are unable to maintain or enhance our brand image our results of operations may suffer and our business may be harmed.

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

Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to our “grassroots” marketing approach, many of our competitors promote their brands primarily through traditional forms of advertising, such as print media and television commercials, and through celebrity athlete endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly in new markets than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network, as opposed to distribution through retail stores, wholesale or internet, and many of our competitors have substantial resources to devote toward increasing sales in such ways.

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

We may not be able to maintain the levels of comparable store sales that we have experienced historically. In addition, we may not be able to replicate outside of North America our historic average sales per square foot. Our sales per square foot in stores we have opened in new markets, which have primarily been in the United States, have generally been lower than those we have been able to achieve in Canada. As sales in new markets grow to become a larger percentage of our overall sales, our average sales per square foot will likely decline. The aggregate results of operations of our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, over the past three fiscal years, our comparable store sales have ranged from a decrease of 22% in the fourth quarter of fiscal 2008 to an increase of 41% in the fourth quarter of fiscal 2007. A variety of factors affect both comparable store sales and average sales per square foot, including foreign exchange fluctuations, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to be materially lower than recent periods and our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

Our net sales are affected by direct to consumer sales.

We sell merchandise over the Internet through our website. Our e-commerce operations, included in our direct to consumer channel, are subject to numerous risks, including reliance on third party computer hardware/software, rapid technological change, diversion of sales from our stores, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. There is no assurance that our e-commerce operations will continue to achieve sales and profitability growth.

Failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, or the FTC, state attorneys general in the U.S., the Competition Bureau and Health Canada in Canada as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales.

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

In addition to our store expansion strategy, we plan to grow our business by improving and expanding our product offerings, which includes introducing new product technologies, increasing the range of athletic activities our products target, growing our men’s and female youth businesses and expanding our accessories, undergarments and outerwear offerings. The principal risks to our ability to successfully carry out our plans to improve and expand our product offering are that:

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

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, Luon fabric, which is included in many of our products, is supplied to the mills we use by a single manufacturer in Taiwan, and the fibers used in manufacturing Luon fabric are supplied to our Taiwanese manufacturer by a single company. In fiscal 2009, approximately 85% of our products were produced by our top 10 manufacturing suppliers.

If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements or fill our orders in a timely manner. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long-term.

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

We generally do not enter into long-term formal written agreements with our suppliers, including those for Luon, and typically transact business with our suppliers on an order-by-order basis. There can be no assurance that there will not be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products arising from a lack of long-term contracts could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long-term. Similarly, there can no assurance that the suppliers of our fabrics, such as Luon, will not sell the same fabric to our competitors.

We do not have patents or exclusive intellectual property rights in our fabrics and manufacturing technology. If our competitors sell similar products to ours, our net revenue and profitability could suffer.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we currently own no patents or exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors, such as Nike, Inc. and adidas AG, which includes the adidas and Reebok brands, have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenue and profitability could suffer.

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

We do not maintain a key person life insurance policy on Mr. Wilson, Ms. Day or any of the other members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.

Our operating results are subject to seasonal and quarterly variations in our net revenue and income from operations, which could cause the price of our common stock to decline.

We have experienced, and expect to continue to experience, significant seasonal variations in our net revenue and income from operations. Seasonal variations in our net revenue are primarily related to increased sales of our products during our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season. We generated approximately 39%, 29% and 39% of our full year gross profit during the fourth quarters of fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Historically, seasonal variations in our income from operations have been driven principally by increased net revenue in our fourth fiscal quarter.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the following:

•	the timing of new store openings;

•	net revenue and profits contributed by new stores;

•	increases or decreases in comparable store sales;

•	increases or decreases in our e-commerce sales;

•	changes in our product mix; and

•	the timing of new advertising and new product introductions.

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

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and exclusivity of our brand. We wrote-off $0.8 million, $0.9 million and $0.8 million of inventory in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. In addition, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores and may damage our reputation and customer relationships. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

Our current and future joint ventures may not be successful.

As part of our long-term growth strategy, we plan to expand our stores and sales of our products into new locations outside North America. Our successful expansion and operation of new stores outside North America will depend on our ability to find suitable partners and to successfully implement and manage joint venture relationships. If we are able to find a joint venture partner in a specific geographic area, there can be no guarantee that such a relationship will be successful. Such a relationship often creates additional risk. For example, our partners in joint venture relationships may have interests that differ from ours or that conflict with ours, such as the timing of new store openings and the pricing of our products, or our partners may become bankrupt which may as a practical matter subject us to such partners’ liabilities in connection with the joint venture. In addition, joint ventures can magnify several other risks for us, including the potential loss of control over our cultural identity in the markets where we enter into joint ventures and the possibility that our brand image could be impaired by the actions of our partners. Although we generally will seek to maintain sufficient control of any investment to permit our objectives to be achieved, we might not be able to take action without the approval of our partners. Reliance on joint venture relationships and our partners exposes us to increased risk that our joint ventures will not be successful and will result in competitive harm to our brand image that could cause our expansion efforts, profitability and results of operations to suffer.

We are subject to risks associated with leasing retail space subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our store facilities or real estate, but instead lease all of our corporate-owned stores under operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our cost of goods sold. For example, as of January 31, 2010, we were a party to operating leases associated with our corporate-owned stores as well as other corporate facilities requiring future minimum lease payments aggregating $144.4 million through January 31, 2015 and approximately $63.1 million thereafter. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our available credit facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.

If our independent manufacturers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

Our core values, which include developing the highest quality products while operating with integrity, are an important component of our brand image, which makes our reputation particularly sensitive to allegations of unethical business practices. While our internal and vendor operating guidelines promote ethical business practices such as environmental responsibility, fair wage practices, and compliance with child labor laws, among others, and we, along with a third-party that we retain for this purpose, monitor compliance with those guidelines, we do not control our independent manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our sales and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has increased over fiscal 2009 and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $11.2 million in fiscal 2009 and approximately $11.1 million in fiscal 2008. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition and results of operations.

Almost all of our suppliers are located outside the United States. During fiscal 2009, approximately 5% of our products were produced in Canada, approximately 75% in China, approximately 8% in Southeast Asia and the remainder in the United States, Israel, Peru and Taiwan. As a result of our international suppliers, we are subject to risks associated with doing business abroad, including:

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

The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. For example, under the provisions of the World Trade Organization, or the WTO, Agreement on Textiles and Clothing, effective as of January 1, 2005, the United States and other WTO member countries eliminated quotas on textiles and apparel-related products from WTO member countries. In 2005, China’s exports into the United States surged as a result of the eliminated quotas. In response to the perceived disruption of the market, the United States imposed new quotas, which remained in place through the end of 2008, on certain categories of natural-fiber products that we import from China. These quotas were lifted on January 1, 2009, but we have expanded our relationships with suppliers outside of China, which among other things has resulted in increased costs and shipping times for some products. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

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

As of January 31, 2010, we had one franchise store in Canada, four franchise stores in the United States and nine franchise stores in Australia. Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their retail stores. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchise store operations may decline due to diverse factors beyond our control. For example, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified employees, which could harm their sales and as a result harm our results of operations or cause our brand image to suffer.

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

We will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. We expect that compliance with the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and the securities regulators in each of the provinces and territories of Canada and by The Nasdaq Stock Market LLC, will continue to impact our expenses, including our legal and accounting costs, and make some activities more time consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we have experienced a substantial increase in legal, accounting, insurance and certain other expenses and we expect we may incur higher expenses in the future, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in July 2007 until January 31, 2010, the price of our common stock has ranged from a low of $4.33 to a high of $60.70 on the Nasdaq Global Select Market and from a low of CDN $5.60 to a high of CDN $58.77 on the Toronto Stock Exchange. Broad market and industry factors may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. On July 31, 2008, we filed a registration statement on Form S-3ASR (as subsequently amended by a post-effective amendment on Form S-3 filed on March 30, 2009) in the United States registering the issuance of up to 20,935,041 shares of our common stock upon the exchange of the then-outstanding exchangeable shares of Lulu Canadian Holding, Inc. Sales of our common stock in the public market may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our current directors and executive officers beneficially own 35% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Anti-takeover provisions of Delaware law and our certificate of incorporation and bylaws could delay and discourage takeover attempts that stockholders may consider to be favorable.

Certain provisions of our certificate of incorporation and bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult or impossible for a third-party to acquire control of us or effect a change in our board of directors and management. These provisions include:

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

Our principal executive and administrative offices are located at 2285 Clark Drive, Vancouver, British Columbia, Canada, V5N 3G9. We expect that our current administrative offices are sufficient for our expansion plans for the foreseeable future. We currently operate one distribution center located in Vancouver, British Columbia, and will begin operating a distribution center located in Sumner, Washington, during the first quarter of fiscal 2010, which together are capable of accommodating our expansion plans through the foreseeable future.

The general location, use, approximate size and lease renewal date of our properties, none of which is owned by us, are set forth below:

		Approximate
Location	Use	Square Feet	Lease Renewal Date

Vancouver, BC	Executive and Administrative Offices	30,000	January 2012
Vancouver, BC	Distribution Center	102,000	November 2017
Sumner, WA	Distribution Center	82,000	April 2020

As of January 31, 2010, we leased approximately 314,000 gross square feet relating to our 110 corporate-owned stores. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.

ITEM 3.	LEGAL PROCEEDINGS

On April 2, 2009, three former hourly Company employees filed a class action lawsuit in San Diego Superior Court, California, entitled Mia Stephens et al v. lululemon athletica inc. The lawsuit alleges that we violated various California Labor Code sections by requiring employees to wear lululemon clothing during working hours without reimbursing such employees for the cost of the clothing and by paying certain bonus payments to our employees in the form of lululemon gift cards redeemable only for lululemon merchandise. The complaint also alleges that we owe waiting time penalties as the result of failing to pay employees all wages due at the time of termination. We and the plaintiffs have agreed to the general terms of a settlement which has not yet been finalized and which must be submitted to the court for preliminary and final approval.

On March 26, 2009, a former hourly Company employee filed a class action lawsuit in Orange County Superior Court, California, entitled Brett Kohlenberg et al v. lululemon athletica inc. The lawsuit alleges that we violated various California Labor Code sections by failing to pay our employees for certain rest and meal breaks and “off the clock” work, and for penalties related to waiting times and failure to provide itemized wage statements. We and the plaintiffs have agreed to the general terms of a settlement which has not yet been finalized and which must be submitted to the court for preliminary and final approval.

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

Market Information and Dividends

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “LULU” and on the Toronto Stock Exchange under the symbol “LLL.” The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock reported by the Nasdaq Global Select Market for the last two fiscal years:

	Common Stock Price
	(Nasdaq Global Select
	Market)
	High	Low

Fiscal Year Ending January 31, 2010
Fourth Quarter	$32.50	$24.69
Third Quarter	$27.90	$18.57
Second Quarter	$17.72	$11.30
First Quarter	$14.47	$4.49
Fiscal Year Ending February 1, 2009
Fourth Quarter	$12.34	$6.22
Third Quarter	$24.85	$10.12
Second Quarter	$36.63	$22.02
First Quarter	$35.31	$21.72

As of January 31, 2010, there were approximately 120 holders of record of our common stock.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between July 27, 2007 (the date of our initial public offering) and January 31, 2010, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P Apparel Retail Index, over the same period. This graph assumes the investment of $100 on July 27, 2007 in our common stock, the S&P 500 Index and the S&P 500 Apparel Retail Index and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on July 27, 2007 was the closing sale price of $28.00 per share.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance showing in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq Stock

Market website, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	27-Jul-07	3-Feb-08	1-Feb-09	31-Jan-10

lululemon athletica inc	$100.00	$124.64	$24.29	$100.86
S&P 500 Index	$100.00	$95.65	$56.61	$73.61
S&P Retail Index	$100.00	$87.67	$53.70	$82.13

Issuer Purchase of Equity Securities

The following table provides information regarding our repurchases of our common stock during the thirteen week period ended January 31, 2010:

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

January 4, 2010 — January 31, 2010	3,170	$31.05	3,170	2,879,903
November 30, 2009 — January 3, 2010	3,146	30.33	3,146	2,876,757
November 2 — November 29, 2009	3,264	27.57	3,264	2,873,493

Total	9,580		9,580

(1)	Monthly information is presented by reference to our fiscal months during our fourth quarter of fiscal 2009.

(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP will be purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares available for issuance under the ESPP is 3,000,000.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The consolidated statement of operations data for each of the years ended January 31, 2010, February 1, 2009, and February 3, 2008 and the consolidated balance sheet data as of January 31, 2010 and February 1, 2009 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this annual report. The consolidated statement of operations data for the fiscal years ended January 31, 2007 and January 31, 2006 and the consolidated balance sheet data as of February 3, 2008, January 31, 2007 and January 31, 2006 are derived from our underlying accounting records. The consolidated statements of income for the years ended January 31, 2007 and January 31, 2006 and balance sheets for the fiscal years ended February 3, 2008, January 31, 2007 and January 31, 2006 have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, contain all adjustments necessary to fairly present the information set forth below.

We completed a corporate reorganization on July 26, 2007. The financial data below reflects our operations as if the reorganization had occurred prior to the first period presented. Refer to note 10 of the financial statements appearing elsewhere in this Form 10-K for further details related to the reorganization.

	Fiscal Year Ended
	January 31,	February 1,	February 3,	January 31,	January 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated statement of operations data:
Net revenue	$452,898	$353,488	$269,942	$147,964	$84,129
Cost of goods sold	229,812	174,421	125,015	72,249	41,177

Gross profit	223,086	179,067	144,927	75,715	42,952

Operating expenses:
Selling, general and administrative expenses	136,161	118,098	93,376	51,863	26,416
Provision for impairment and lease exit costs	379	4,405	—	—	—
Settlement of lawsuit	—	—	—	7,228	—
Principal stockholder bonus	—	—	—	—	12,809

Income from operations	86,546	56,564	51,551	16,624	3,727
Other income (expense), net	164	821	1,029	104	4

Income before provision for income taxes	86,710	57,386	52,580	16,728	3,730
Provision for income taxes	28,429	16,884	20,464	8,752	2,336

Net income from continuing operations	58,281	40,502	32,116	7,976	1,394
Net loss from discontinued operations	—	(1,138)	(1,273)	(310)	—

Net income	$58,281	$39,363	$30,843	$7,666	$1,394

Basic earnings (loss) per share
Continuing operations	$0.83	$0.59	$0.48	$0.12	$0.04
Discontinued operations	—	(0.02)	(0.02)	—	—

Net basic earnings per share	$0.83	$0.57	$0.46	$0.12	$0.04
Diluted earnings (loss) per share
Continuing operations	$0.82	$0.57	$0.46	$0.12	$0.04
Discontinued operations	—	(0.02)	(0.01)	—	—

Diluted earnings per share	$0.82	$0.55	$0.45	$0.12	$0.04
Basic weighted-average number of shares outstanding	70,251	68,711	66,430	65,157	38,724
Diluted weighted-average number of shares outstanding	70,949	70,942	69,298	65,304	38,724

	As of
	January 31,	February 1,	February 3,	January 31,	January 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$159,573	$56,797	$52,545	$15,494	$3,877
Total assets	307,258	211,636	155,092	71,325	41,914
Total stockholders’ equity	233,108	154,843	112,034	37,379	28,052

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-year period ending January 31, 2010. Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2009, 2008 and 2007 ended on January 31, 2010, February 1, 2009 and February 3, 2008, respectively. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

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

Overview

The world economy and capital markets are continuing to experience the effects of unprecedented volatility. During fiscal 2008, there was a considerable slow down as problems in global financial markets became more widespread and consumers cut back on retail spending amid fears of a global recession. Our sales growth slowed in the latter part of fiscal 2008, driven in part by this reduced spending. This challenging economic climate and the continued weakness of the Canadian dollar continued to negatively affect our financial results during the beginning of fiscal 2009. Recently, the global economy has shown some signs of improvement, as reflected in our current quarter net revenue growth, and the Canadian dollar has strengthened relative to the United States dollar. This growth however, does not match the rapid growth we realized in prior years. Management recognizes the difficult economic situation that many of our consumers are still facing and does not expect our rate of growth to change significantly in the next fiscal year.

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

We continue to realize the positive effects of our cost reductions and efficiency initiatives, and expect that such initiatives, combined with modest net revenue growth, will continue to impact our financial results during fiscal 2010. These targeted cost reductions and associated efficiency efforts were designed to structure our business for long-term profitable growth and to protect our brand integrity. We believe our continued strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives we implemented at the end of fiscal 2008, as well as make investments at strategic times going forward which will benefit our company.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America. Our yoga-inspired apparel is primarily marketed under the lululemon athletica brand name. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness. As of January 31, 2010, our branded apparel was principally sold through 124 corporate-owned and franchise stores that are primarily located in Canada and the United States and via our retail website through our direct to consumers sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In fiscal 2009, 59.9% of our net revenue was derived from sales of our products in Canada, 40.0% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America. In fiscal 2008, 68.9% of our net revenue was derived from sales of our products in Canada, 31.1% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America. In fiscal 2007, 80.3% of our net revenue was derived from sales of our products in Canada, 19.7% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America.

Our net revenue has grown from $40.7 million in fiscal 2004 to $452.9 million in fiscal 2009. This represents a compound net annual growth rate of 61.9%. Our net revenue from continuing operations also increased from $353.5 million in fiscal 2008 to $452.9 million in fiscal 2009, representing a 28.1% increase. Our increase in net revenue from fiscal 2004 to fiscal 2009 resulted from the net addition of seven retail locations and our e-commerce sales channel in fiscal 2009, 35 retail locations in fiscal 2008, 31 retail locations in fiscal 2007, 14 retail locations in fiscal 2006 and 17 retail locations in fiscal 2005, and comparable store sales growth of 9%, 0%, 34% and 25% in fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance. We have recently increased our focus on our men’s apparel line, net revenue from which increased 30% in fiscal 2009 compared to fiscal 2008 and represented approximately 12.1% of net revenue in fiscal 2009 versus 11.5% of net revenue in fiscal 2008, and our accessories line, which also increased in proportion to net revenue in fiscal 2009 as compared to fiscal 2008.

We have three reportable segments: corporate-owned stores, franchises and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our franchises segment accounted for 3.2% of our net revenues from continuing operations in fiscal 2009, 4.6% in fiscal 2008 and 6.7% in fiscal 2007. Opening new franchise stores is not a significant part of our near-term growth strategy, and we therefore expect that if the revenue derived from our franchise stores continues to comprise less than 10% of the net revenue we report in future fiscal years. Our other operations, consisting of direct to consumer sales, wholesale accounts, warehouse sales and sales from company-operated showrooms, accounted for less than 10% of our net revenues from continuing operations in each of fiscal 2009, fiscal 2008 and fiscal 2007. We will re-evaluate our segment reporting disclosures in fiscal 2010.

As of January 31, 2010, we sold our products through 110 corporate-owned stores located in Canada and the United States. As previously disclosed, we discontinued our operations in Japan. We plan to increase our net revenue in North America by opening additional corporate-owned stores in new and existing markets. Corporate-owned stores net revenue accounted for 86.9% of total net revenue in fiscal 2009 and 89.3% of total net revenue in fiscal 2008.

As of January 31, 2010, we also had five franchise stores located in North America and nine franchise stores located in Australia. In the past, we have entered into franchise agreements to distribute lululemon athletica branded products to more quickly disseminate our brand name and increase our net revenue and net income. In exchange for the use of our brand name and the ability to operate lululemon athletica stores in certain regions, our franchisees generally pay us a one-time franchise fee and ongoing royalties based on their gross revenue. Additionally, unless otherwise approved by us, our franchisees are required to sell only lululemon athletica branded products, which are purchased from us at a discount to the suggested retail price. Pursuing new franchise partnerships or opening new franchise stores is not a significant part of our near-term store growth strategy. In some cases, we may exercise our contractual rights to purchase franchises where it is attractive to us.

We believe that our athletic apparel has and will continue to appeal to consumers outside of North America who value its technical attributes as well as its function and style. In 2004, we opened our first franchise store in Australia. During fiscal 2008 we invested in NEW HARBOUR YOGA PTY LTD. (formerly known as lululemon athletica (australia) pty ltd.) which operates nine franchise stores. In 2005, we opened a franchise store in Japan. In 2006, we terminated our franchise arrangement and entered into a joint venture agreement with Japanese apparel company Descente Ltd, or Descente, a global leader in fabric technology, to operate our stores in Japan, which were discontinued in fiscal 2008.

In addition to deriving revenue from sales through our corporate-owned stores and our franchises, we also derive other net revenue, which includes the sale of our products direct to consumers through our e-commerce and phone sales channels, as well as wholesale customers, including related shipping and handling charges, warehouse sales and sales through a number of company-operated showrooms. E-commerce sales are taken directly from retail customers through www.lululemon.com. Wholesale customers include select premium yoga studios, health clubs and fitness centers. Phone sales are taken directly from retail customers through our call center. Warehouse sales are typically held one or more times a year to sell slow moving inventory or inventory from prior seasons to retail customers at discounted prices. Our showrooms are typically small locations that we open from time to time when we enter new markets and feature a limited selection of our product offering during select hours. Other net revenue accounted for 9.9% of total net revenue in fiscal 2009 and 6.1% of total net revenue in fiscal 2008.

Basis of Presentation

Net revenue is comprised of:

•	corporate-owned store net revenue, which includes sales to customers through corporate-owned stores;

•	franchises net revenue, which consists of licensing fees and royalties as well as sales of our products to franchises; and

•	other net revenue, which includes direct to consumer sales, wholesale accounts, warehouse sales and sales from company-operated showrooms.

in each case, net of an estimated allowance for sales returns and discounts.

In addition, we separately track comparable store sales, which reflect net revenue at corporate-owned stores that have been open for at least 12 months. Therefore, net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable prior year sales. Non-comparable store sales include sales from new stores that have not been open for 12 months, sales from franchises, direct to consumer sales, wholesale and showrooms, and sales from corporate-owned stores which we have closed.

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

Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold and provision for impairment and lease exit costs. Our selling, general and administrative expenses include marketing costs, accounting costs, information technology costs, professional fees, corporate facility costs, corporate and store-level payroll and benefits expenses, and depreciation and amortization expense for all assets other than depreciation and amortization expenses related to store-level capital expenditures and our distribution centers, each of which are included in cost of goods sold. We anticipate that our selling, general and administrative expenses will increase in absolute dollars due to anticipated continued growth of our corporate support staff and store-level employees.

Provision for impairment and lease exit costs consists of asset impairments, lease exit and other related costs associated with the closure of one US corporate-owned store in the first quarter of fiscal 2009 and one US corporate-owned store in the fourth quarter of fiscal 2008 as well as an asset impairment provision based on management’s ongoing evaluation of its portfolio of corporate-owned store locations. Long-lived assets are reviewed at the store-level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Stock-based compensation expense includes charges incurred in recognition of compensation expense associated with grants of stock options and grants of restricted stock units. We recognize stock-based compensation expense for both awards granted by us and awards granted under a stockholder sponsored plan. Stock-based compensation expense is measured at the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period.

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

In connection with the preparation of the financial statements necessary for our initial public offering and based in part on discussions with prospective underwriters for the planned offering, in March 2007 we reassessed the estimated accounting fair value as of January 2007 of common stock in light of the potential completion of the initial public offering. After reviewing its valuation, our board of directors determined that the valuation would not be appropriate for valuing the options as the valuation did not fully consider requirements under FASB ASC Topic

718 “Compensation — Stock Compensation” (which codified former Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments”) and other relevant regulatory guidelines, specifically:

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

					Weighted-
		Weghted-	Initial	Original	Average
	Number of	Average	Public	Fair Value	Reassessed
	Options	Exercise	Offering	Assessment	Fair Value
Grant Date	Granted	Price	Price	of Options	of Options

July 3, 2006	2,899,186	$0.58	$18.00	$0.33	$0.91
December 6, 2006	5,955	$0.58	$18.00	$0.33	$8.09
December 27, 2006	1,309,008	$0.58	$18.00	$0.33	$8.09
January 3, 2007	357,335	$0.58	$18.00	$0.33	$8.09

Based upon the reassessment discussed above, we determined the reassessed accounting fair value of the options to purchase 4,571,484 shares of common stock granted to employees during the period from February 1, 2006 to January 31, 2007 ranged from a weighted-average price of $0.91 to $8.09 per share. As a result of the reassessed fair value of our grants of stock options, the aggregate fair value of our stock options increased by $14.6 million.

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

Other income (expense), net includes interest earned on our cash balances and our advances to franchise, interest costs associated with our credit facilities and with letters of credit drawn under these facilities for the purchase of merchandise and our share of the operations of our investment in NEW HARBOUR YOGA PTY LTD. (the Australian franchise operator). We expect to continue to generate interest income to the extent that our cash generated from operations exceeds our cash used for investment. We have maintained relatively small outstanding balances on our credit facilities and expect to continue to do so.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically we have generated taxable income in Canada and we have generated tax losses in the United States. For periods up to and including the second quarter of fiscal 2007, we recorded a full valuation allowance against our losses in the United States. In the third and fourth quarters of fiscal 2007, we earned taxable income in the United States. During the second quarter of fiscal 2008, after considering a number of factors, including recent taxable income, utilization of previously unrealized net operating losses, or NOLs, our growth strategy as well as other business and macroeconomic factors, we determined that we would more likely than not realize the benefit of deferred tax assets through future taxable income. We have recorded deferred tax assets in respect of foreign tax credits and other deductible temporary differences of $15.1 million as at January 31, 2010.

Several factors have contributed to our effective tax rate fluctuating in recent periods. First, in fiscal 2008 and fiscal 2007, we generated losses in the United States which we were unable to offset against our income in Canada.

Second, we incurred stock-based compensation expense of $5.6 million, $6.5 million and $5.9 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, a portion of which were not deductible for tax purposes in Canada and the United States during these periods. Third, the Canadian corporate tax rate decrease in fiscal 2008 from 35% to 32%. Fourth, in fiscal 2008 we began to release the valuation against US loss carry forwards. Our effective tax rate in fiscal 2009 was 32.8%, compared to 29.4% in fiscal 2008, and 38.9% in fiscal 2007.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(In thousands)

Consolidated statements of operations:
Net revenue	$452,898	$353,488	$269,942
Cost of goods sold	229,812	174,421	125,015

Gross profit	223,086	179,067	144,927

Operating expenses:
Selling, general and administrative expenses	136,161	118,098	93,376
Provision for impairment and lease exit costs	379	4,405	—

Income from operations	86,546	56,564	51,551
Other income (expense), net	164	821	1,029

Income before provision for income taxes	86,710	57,385	52,580
Provision for income taxes	28,429	16,884	20,464

Net income from continuing operations	58,281	40,501	32,116
Net loss from discontinued operations	—	(1,138)	(1,273)

Net income	$58,281	$39,363	$30,843

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(% of net revenue)

Net revenue	100.0	100.0	100.0
Cost of goods sold	50.7	49.3	46.3

Gross profit	49.3	50.7	53.7

Operating expenses:
Selling, general and administrative expenses	30.1	33.4	34.6
Provision for impairment and lease exit costs	0.1	1.2	—

Income from operations	19.1	16.0	19.1
Other income (expense), net	0.1	0.2	0.4

Income before provision for income taxes	19.2	16.2	19.5
Provision for income taxes	6.3	4.8	7.6

Net income from continuing operations	12.9	11.5	11.9
Net loss from discontinued operations	—	(0.3)	(0.5)

Net income	12.9	11.1	11.4

Comparison of Fiscal 2009 to Fiscal 2008

Net Revenue

Net revenue increased $99.4 million, or 28%, to $452.9 million in fiscal 2009 from $353.5 million in fiscal 2008. This increase was primarily the result of increased sales at locations in our comparable stores base as well as sales from new stores opened. Assuming the average exchange rate between the Canadian and United States dollars in fiscal 2008 remained constant, our net revenue would have increased $103.0 million, or 29%, in fiscal 2009. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

	Fiscal Year Ended
	January 31,	February 1,
	2010	2009
	(In thousands)

Net revenue by segment:
Corporate-owned stores	$393,451	$315,548
Franchises	14,554	16,198
Other	44,893	21,742

Total net revenue	$452,898	$353,488

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $77.9 million, or 25%, to $393.5 million in fiscal 2009 from $315.5 million in fiscal 2008. The following contributed to the $77.9 million increase in net revenue from our corporate-owned stores segment:

•	Net revenue from corporate-owned stores we opened during fiscal 2009, and during fiscal 2008 prior to sales from such stores becoming part of our comparable stores base, contributed $46.5 million of the increase. Net new store openings in fiscal 2009 included two stores in Canada and five stores in the United States;

•	Comparable store sales increase of 9% in fiscal 2009 resulted in a $26.6 million increase to net revenue, excluding the effect of foreign currency fluctuations. Including the effect of foreign currency fluctuations, comparable store sales increased 8%, or $24.1 million, in fiscal 2009;

•	Net revenue related to gift card breakage contributed $2.2 million of the increase. Based on historical gift card breakage, we recognize into revenue a portion of gift card sales for which we estimate redemption is remote over the estimated period of redemption. This includes a one-time credit of $1.3 million recorded in the first quarter of fiscal 2009 related to a change in our estimated rate of redemption; and

•	The acquisition of two Victoria, British Columbia and one Bellevue, Washington franchise stores in September 2008 contributed $5.1 million before entering the comparative store base.

Franchises.  Net revenue from our franchises segment decreased $1.6 million, or 10%, to $14.6 million in fiscal 2009 from $16.2 million in fiscal 2008. The decrease in net revenue from our franchises segment consisted primarily of franchises net revenue of $2.2 million that shifted to corporate-owned stores net revenue when we acquired two franchise stores in Victoria, British Columbia and one franchise store in Bellevue, Washington. This was partially offset by increased franchise revenue of $0.6 million from our one remaining Canadian franchise location and four franchise locations in the United States. Opening new franchise stores is not a significant part of our near-term store growth strategy, and as such we expect net revenue from our franchises segment to continue to decrease in future years.

Other.  Net revenue from our other segment increased $23.2 million, or 106%, to $44.9 million in fiscal 2009 from $21.7 million in fiscal 2008. The following contributed to the $23.2 million increase in net revenue from our other segment:

•	an increase in sales from the launch of our e-commerce, which is included in our direct to consumer channel, in fiscal 2009 which contributed $16.8 million in net revenues;

•	an increase in outlet revenues of $5.0 million due to existing outlet locations increase of $3.2 million and two new outlet locations opened in fiscal 2009 which contributed sales revenue of $1.8 million;

•	new and existing wholesale accounts contributed $4.4 million of the increase; and

•	showroom sales revenue increased $1.6 million.

The increase in net revenue from our other segment was offset by:

•	temporary store locations opened in fiscal 2008, which contributed $3.2 million, were not opened in fiscal 2009;

•	decreased warehouse revenue, due to fewer warehouse sales in fiscal 2009 compared to fiscal 2008, of $0.6 million; and

•	decreased phonesale revenue, which shifted to e-commerce, of $0.2 million.

Gross Profit

Gross profit increased $44.0 million, or 25%, to $223.1 million in fiscal 2009 from $179.1 million in fiscal 2008. The increase in gross profit was driven principally by:

•	an increase of $77.3 million in net revenue from our corporate-owned stores segment; and

•	an increase of $23.2 million in net revenue from our other segment.

This amount was partially offset by:

•	an increase in product costs of $39.5 million associated with our sale of goods through corporate-owned stores, franchises and other segments;

•	an increase in occupancy costs of $8.5 million related to an increase in corporate-owned stores;

•	an increase in depreciation of $3.2 million primarily related to an increase in corporate-owned stores;

•	an increase of $1.8 million in expenses related to our production, design and merchandising departments;

•	an increase of $1.7 million in discounts, shrinkage and other as a result of increased sales volume; and

•	a decrease of $1.6 million in net revenue from our franchise segment.

Gross profit, as a percentage of net revenue, or gross margin, decreased 1.4%, to 49.3% in fiscal 2009 from 50.7% in fiscal 2008. The decrease in gross margin resulted from:

•	unfavorable foreign exchange differences of 1.3% on product costs, depreciation, occupancy and production, design, merchandising and distribution departments as a result of the strengthening Canadian dollar;

•	a decrease in corporate-owned stores, franchise and other product margins, which contributed a decrease in gross margin of 0.6% as a result of increased direct product costs, markdowns and discounts; and

•	an increase in reduced write-downs and other of 0.1%.

This was partially offset by a decrease in expenses related to our production, design, merchandising and distribution departments, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed an increase of 0.6%.

Our costs of goods sold in fiscal 2009 and fiscal 2008 included $0.8 million and $0.8 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.0 million, or 15%, to $136.2 million in fiscal 2009 from $118.1 million in fiscal 2008. As a percentage of net revenue, selling, general and administrative expenses decreased 3.3%, to 30.1%, in fiscal 2009 from 33.4% in fiscal 2008. Of the $18.0 million increase in selling, general and administrative expenses:

•	an increase in administrative costs related to our direct to consumer segment, primarily associated with the launch in fiscal 2009 of our new e-commerce website, of $5.6 million;

•	an increase of $3.8 million primarily associated with employment-related legal matters, professional fees and legal costs associated with ongoing litigation, including legal settlement costs;

•	an increase in employee compensation, including options expense, of $2.7 million related to an increase in employee head count in our corporate-owned store locations and store support center, as our net revenue growth recovered in the latter half of fiscal 2009, as well as increased store labor hours due to opening additional corporate-owned stores, partially offset by a one-time charge in fiscal 2008 related to the acceleration of performance-based awards;

•	an increase of $2.3 million related to higher management incentive-based compensation;

•	an increase in credit card fees of $1.9 million resulting from increased sales volume at corporate-owned stores and the addition of e-commerce sales;

•	an increase in depreciation costs of $1.8 million primarily related to IT projects placed in use as well as the retirement of fixed assets no longer in use;

•	an increase in other costs of $0.7 million as a result of the expansion of our business;

•	an increase in distribution costs of $0.5 million as a result of increased sales volume; and

•	an increase in occupancy costs of $0.4 million related to our other segment as we opened additional outlet locations in fiscal 2009.

These amounts were partially offset by a decrease in discretionary spending of $1.7 million related to travel, meals and entertainment and supplies.

We expect selling, general and administrative expenses to increase throughout fiscal 2010 as we add administrative and sales personnel and increase our infrastructure to support the growth in our store base and our e-commerce channel.

Our selling, general and administrative expenses in fiscal 2009 and fiscal 2008 included $4.8 million and $5.8 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $30.0 million, or 53%, to $86.5 million in fiscal 2009 from $56.6 million in fiscal 2008. The increase of $30.0 million in income from operations for fiscal 2009 was primarily due to a $44.0 million increase in gross profit resulting from sales by additional corporate-owned stores opened during fiscal 2009 and fiscal 2008 and a decrease of $4.0 million in provision for impairment and lease exit costs, offset by an increase of $18.0 million in selling, general and administrative expenses.

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

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $26.7 million, or 28%, to $121.6 million for fiscal 2009 from $94.9 million for fiscal 2008 primarily due to an increase in corporate-owned stores product margin of $45.9 million, offset by an increase of $11.6 million in occupancy and depreciation costs, $4.5 million in store employee expenses, $1.5 million in administrative expenses and $1.5 million in other store expenses;

•	our franchises segment decreased $2.1 million, or 27%, to $5.5 million in fiscal 2009 from $7.5 million in fiscal 2008, primarily as a result of franchise income from operations of $2.2 million included in the comparative period shifting to corporate-owned stores income from operations when we acquired two franchise stores in Victoria, British Columbia and one franchise store in Bellevue, Washington, partially offset by increased franchise income from operations of $0.6 million from our remaining franchise locations. Opening new franchise stores is not a significant part of our near-term store growth strategy, and as such we do not expect income from operations from our franchises segment to grow in future years as a result of adding franchise locations; and

•	our other segment increased $7.6 million, or 161%, to $12.4 million in fiscal 2009 from $4.7 million in fiscal 2008 primarily due to an increase in revenue of $23.2 million, offset by an increase of $9.5 million in product costs and an increase of $6.1 million in other administrative expenses. Our direct to consumer sales channel, which is included in our other segment, is an increasingly substantial part of our business and we expect income from operations to continue to increase in future years as a result of this growth.

Income from operations also includes general corporate expenses. General corporate expenses increased $2.3 million, or 5%, to $52.9 million in fiscal 2009 from $50.6 million in fiscal 2008 primarily due to an increase in expenses related to our production, design, merchandising and distribution departments of $5.7 million and an increase in depreciation and amortization expense of $1.8 million, offset by a decrease in provision for impairment and lease exit costs of $4.0 million and a decrease in other corporate expenses of $1.2 million. General corporate expenses are expected to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our corporate-owned stores, franchises and other segments.

Our $0.4 million provision for impairment and lease exit costs was a result of management’s review of our portfolio of corporate-owned store locations. In conjunction with our ongoing evaluation to ensure that each of our corporate-owned stores fit into our long-term growth strategy, we closed one of our corporate-owned stores in the first quarter of fiscal 2009. This closure was fully accrued in fiscal 2008. We also closed one of our corporate-owned stores in the fourth quarter of fiscal 2008. We recorded a $0.7 million charge related to this closure, which included a $0.5 million asset impairment and a $0.2 million accrual for lease exit costs. The fair market values were estimated using an expected present value technique.

Other Income (Expense), Net

Other income (expense), net decreased $0.7 million, or 87%, to $0.2 million in fiscal 2009 from $0.8 million in fiscal 2008. Of the $0.7 million decrease in other income (expense), net:

•	$0.5 million resulted from a decrease in interest income due to lower interest rates offered on cash balances; and

•	$0.1 million resulted from an increase in interest expense.

Provision for Income Taxes

Provision for income taxes increased $11.5 million, or 68%, to $28.4 million in fiscal 2009 from $16.9 million in fiscal 2008. In fiscal 2009, our effective tax rate was 32.8% compared to 29.4% in fiscal 2008. The lower effective tax rate in fiscal 2008 was due to the release of the valuation allowance against U.S. loss carry forwards in fiscal 2008. We generated taxable income in the United States in fiscal 2009 which contributed to the increase in the effective tax rate.

During fiscal 2009 an adjustment was made to deferred tax assets and additional paid-in capital in the amount of $4,963 relating to windfall recorded in the year ended February 1, 2009 in excess of taxes payable. The Company has concluded that the adjustment was not material to the financial statements.

Net Income

Net income increased $18.9 million, or 48%, to $58.3 million in fiscal 2009 from $39.4 million in fiscal 2008. The increase in net income of $18.9 million in fiscal 2009 was a result of an increase in gross profit of $44.0 million increase in gross profit resulting from sales by additional corporate-owned stores opened during fiscal 2009 and fiscal 2008 and a decrease of $4.0 million in provision for impairment and lease exit costs, offset by an increase of $18.0 million in selling, general and administrative expenses, an increase of $11.5 million in provision for income taxes and a decrease of $0.7 million in other income (expense), net.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $24.7 million, or 26%, to $118.1 million in fiscal 2008 from $93.4 million in fiscal 2007. As a percentage of net revenue, selling, general and administrative expenses decreased 1.2%, to 33.4%, in fiscal 2008 from 34.6% in fiscal 2007. Of the $24.7 million increase in selling, general and administrative expenses:

•	$8.7 million resulted from an increase in store employee compensation related to opening additional corporate-owned stores;

•	$7.0 million resulted from an increase in other store operating expenses primarily related to an increase of $2.6 million in employee costs such as commissions, bonuses, benefits and other employee costs, $1.6 million in credit card fees, $1.0 million in communications, phone and fax expense, $0.8 million in occupancy cost, $0.6 million in repairs and maintenance expense, and $0.3 million in travel expense;

•	$4.9 million resulted from an increase in corporate compensation principally due to hiring of additional employees to support our growth;

•	$3.2 million resulted from an increase in depreciation related to property and equipment at the store support centre, including depreciation of our recently implemented software systems;

•	$2.3 million resulted from an increase in professional fees as a result of increased regulatory requirements associated with being a public company such as advisory fees for internal control compliance and legal fees; and

•	$0.6 million resulted from an increase in stock-based compensation expense.

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

Income from operations (before general corporate expenses) from:

•	our corporate-owned stores segment increased $15.0 million, or 19%, to $94.9 million for fiscal 2008 from $79.8 million for fiscal 2007 primarily due to an increase in corporate-owned stores gross profit of $32.9 million, offset by an increase of $12.8 million in store employee expenses, $3.4 million in administrative expenses, and an increase of $1.2 million in other store expenses;

•	our franchises segment decreased $1.2 million, or 14%, to $7.5 million in fiscal 2008 from $8.8 million in fiscal 2007 primarily as a result of franchise income from operations of $1.8 million included in the comparative period shifting to corporate-owned stores income from operations when we acquired two franchise stores in Victoria, British Columbia and one franchise store in Bellevue, Washington, partially offset by increased franchise income from operations of $0.6 million from our remaining franchise locations; and

•	our other segment decreased $0.9 million, or 16%, to $4.7 million in fiscal 2008 from $5.6 million in fiscal 2007 primarily due to an increase of $11.3 million in product costs, offset by an increase in revenue of $10.4 million.

Income from operations also includes general corporate expenses. General corporate expenses increased $7.9 million, or 19%, to $50.6 million in fiscal 2008 from $42.7 million in fiscal 2007 primarily due to an increase in corporate employee costs of $4.8 million, a provision for impairment and lease exit costs of $4.4 million and an increase in depreciation and amortization expense of $3.2 million, offset by a decrease in other corporate expenses of $4.5 million.

Our $4.4 million provision for impairment and lease exit costs was a result of management’s review of our portfolio of corporate-owned store locations. In conjunction with our ongoing evaluation to ensure that each of our corporate-owned stores fit into our long-term growth strategy we closed one of our corporate-owned stores in the fourth quarter of fiscal 2008. We recorded a $0.7 million charge related to this closure, which included a $0.5 million asset impairment and a $0.2 million accrual for lease exit costs. The fair market values were estimated using an expected present value technique. We identified four other corporate-owned store locations where the carrying amount of the assets exceeded management’s estimate of the fair value of the location. Asset impairment of $2.5 million was recorded as at February 1, 2009 related to these locations. Further, we accrued $1.2 million for lease exit costs related to certain locations which management has identified as underperforming corporate-owned stores.

Other Income (Expense), Net

Other income (expense), net decreased $0.2 million, or 20%, to $0.8 million in fiscal 2008 from $1.0 million in fiscal 2007. Of the $0.2 million decrease in other income (expense), net:

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

Seasonality

In fiscal 2009, fiscal 2008 and fiscal 2007, we recognized a significant amount of our net revenue in the fourth quarter due to significant increases in sales during the holiday season. We recognized 39%, 29% and 39% of our full year gross profit in the fourth quarter in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Despite the fact that we have experienced a significant amount of our net revenue and gross profit in the fourth quarter of our fiscal year, we believe that the true extent of the seasonality or cyclical nature of our business may have been overshadowed by our rapid growth to date. As our expected growth rate slows, we believe that we will experience fourth quarter gross profits as a percentage of full year gross profits as high, or higher, than in the current year.

The level of our working capital reflects the seasonality of our business. We expect inventory, accounts payable and accrued expenses to be higher in the third and fourth quarters in preparation for the holiday selling season. Because our products are sold primarily through our stores, order backlog is not material to our business.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under our revolving credit facility. Our primary cash needs are capital expenditures for opening new stores and remodeling existing stores, making information technology system enhancements and funding working capital requirements. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.

As of January 31, 2010, our working capital deficit (excluding cash and cash equivalents) was $1.8 million and our cash and cash equivalents were $159.6 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(In thousands)

Total cash provided by (used in):
Operating activities	$117,960	$46,438	$36,481
Investing activities	(16,307)	(46,795)	(35,235)
Financing activities	(2,649)	13,460	31,412
Effect of exchange rate changes	3,772	(8,851)	4,393

Increase in cash and cash equivalents	$102,776	$4,252	$37,051

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

In fiscal 2009, cash provided by operating activities increased $71.5 million, to $118.0 million compared to cash provided by operating activities of $46.4 million in fiscal 2008. The $71.5 million increase was primarily a result of increased net income as we expanded our store base and a net decrease in the change in other working capital balances, partially offset by a decrease in items not affecting cash. The net decrease in the change in other working capital balances was primarily due to an increase in accrued liabilities resulting from a provision for impairment and lease exit costs and was partially offset by an increase in the change in inventories as we build up spring and summer inventories for a larger store base. The decrease in items not affecting cash was primarily due to decreases in excess tax benefits from stock-based compensation and deferred income taxes, and was partially offset by an increase in depreciation and amortization related to our increased store base.

Depreciation and amortization relate almost entirely to leasehold improvements, furniture and fixtures, computer hardware and software, equipment and vehicles in our stores and other corporate buildings.

Depreciation and amortization increased $5.0 million to $20.8 million in fiscal 2009 from $15.8 million in fiscal 2008. Depreciation for our corporate-owned store segment was $13.7 million, $10.6 million and $6.1 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Depreciation related to corporate activities was $7.1 million, $5.3 million and $2.1 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. We have not allocated any depreciation to our franchises or other segments as these amounts to date have been immaterial.

Investing Activities

Investing Activities relate entirely to capital expenditures, investments in and advances to franchises, and acquisitions of franchises.

Cash used in investing activities decreased $30.5 million, to $16.3 million in fiscal 2009 from $46.8 million in fiscal 2008. This decrease in cash used in investing activities represents a decrease in the number of new stores opened in fiscal 2009 compared to fiscal 2008, offset by store improvements on a larger store base. Capital expenditures for our corporate-owned stores segment were $10.2 million in fiscal 2009 which included $4.8 million to open ten corporate-owned stores and $30.1 million in fiscal 2008, which included $27.0 million to open 34 corporate-owned stores (not including three acquired franchise stores). The remaining capital expenditures for our corporate-owned stores segment in each period were for ongoing store refurbishment. Capital expenditures related to corporate activities and administration were $5.3 million and $10.9 million in fiscal 2009 and fiscal 2008, respectively. The capital expenditures in each period for corporate activities and administration were for improvements at our head office and other corporate buildings as well as investments in information technology. There were no capital expenditures associated with our franchises and other segments. Investment in and advances to franchises are to NEW HARBOUR YOGA PTY LTD. In fiscal 2008 and fiscal 2007, we purchased our franchises in Victoria, British Columbia and Bellevue, Washington for $3.4 million and Calgary, Alberta for $5.6 million, respectively.

Capital expenditures are expected to range between $27 million to $30 million in fiscal 2010, including approximately $7.0 million to $8.5 million for approximately 12 to 15 new stores and the remainder reflecting renovation capital for existing stores, information technology enhancements and other corporate activities.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock based compensation. Cash provided by financing activities decreased $16.1 million, to cash used of $2.6 million in fiscal 2009 from cash provided of $13.5 million in fiscal 2008.

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

Revolving Credit Facility

In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. The revolving credit facility must be repaid in full on demand and is available by way of prime loans in Canadian currency, U.S. base rate loans in U.S. currency, bankers’ acceptances, LIBOR based loans in U.S. currency or Euro currency, letters of credit in Canadian currency or U.S. currency and letters of guaranty in Canadian currency or U.S. currency. The revolving credit facility bears interest on the outstanding balance in accordance with the following: (i) prime rate for prime loans; (ii) U.S. base rate for U.S. based loans; (iii) a fee of 1.125% per annum on bankers’ acceptances; (iv) LIBOR plus 1.125% per annum for LIBOR based loans; (v) a 1.125% annual fee for letters of credit; and (vi) a 1.125% annual fee for letters of guaranty. Both lululemon usa inc. and lululemon FC USA inc., Inc. provided Royal Bank of Canada with guarantees and postponements of claims in the amounts of CDN$20.0 million with respect to lululemon athletica canada inc.’s obligations under the revolving credit facility. The revolving credit facility is also secured by all of our present and after acquired personal property, including all intellectual property and all of the outstanding shares we own in our subsidiaries. As of January 31, 2010, aside from the letters of credit and guarantees, we had $nil in borrowings outstanding under this credit facility.

Contractual Obligations and Commitments

Leases.  We lease certain corporate-owned store locations, storage spaces, building and equipment under non-cancelable operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. Our leases expire at various dates between 2010 and 2020, excluding extensions at our option. A substantial number of our leases for corporate-owned store premises include renewal options and certain of our leases include rent escalation clauses, rent holidays and leasehold rental incentives, none of which are reflected in the following table. Most of our leases for corporate-owned store premises also include contingent rental payments based on sales volume, the impact of which also are not reflected in the following table. During the third quarter of fiscal 2008 we were released from our contractual obligation related to the new head office location in Vancouver, British Columbia. The following table summarizes our contractual arrangements as of January 31, 2010, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)

Operating Leases (minimum rent)*	$207,477	$29,551	$29,220	$29,209	$28,726	$27,710	$63,061

*	Includes $250 and $270 for each of the years ending in 2011 and thereafter for one store lease which was terminated on May 15, 2007.

Franchise Agreements.  As of January 31, 2010, we operated five stores in North America and nine stores in Australia through franchise agreements. Under the terms of our franchise agreements, unless otherwise approved by us, franchisees are permitted to sell only lululemon athletica products, are required to purchase their inventory from us, which we sell at a slight premium to our cost, and are required to pay us a royalty based on a percentage of their gross sales. Under some of our franchise agreements, we have the ability to repurchase franchises at a price equal to a specified percentage of trailing 12-month sales.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of January 31, 2010, letters of credit and letters of guarantee totaling $2.6 million have been issued.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition.  Net revenue is comprised of corporate-owned store net revenue, franchise licensing fees and royalties as well as sales of products to franchisees, and other net revenue, which includes direct to consumer sales through www.lululemon.com, sales to wholesale accounts, phone sales, warehouse sales and sales from company-operated showrooms, in each case, net of an estimated allowance for sales returns and discounts. Sales to customers through corporate-owned stores are recognized at the point of sale, net of an estimated allowance for sales returns. Franchise licensing fees and royalties are recognized when earned, in accordance with the terms of the franchise/license agreements. Royalties are based on a percentage of the franchisees’ sales and recognized when those sales occur. Franchise fee net revenue arising from the sale of a franchise is recognized when the agreement has been signed and all of our substantial obligations have been completed. Other net revenue is recognized when goods are shipped and collection is reasonably assured, net of an estimated allowance for sales returns. Other net revenue related to warehouse sales is recognized when these sales occur. Amounts billed to customers for shipping and handling are recognized at the time of shipment.

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

Inventory.  Inventory is valued at the lower of cost and market. Cost is determined using weighted-average costs. For finished goods, market is defined as net realizable value, and for raw materials, market is defined as replacement cost. Cost of inventories includes acquisition and production costs including raw material and labor, as applicable, and all costs incurred to deliver inventory to our distribution centers including freight, non-refundable taxes, duty and other landing costs.

We periodically review our inventories and make provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the book cost of the inventory and its estimated market value based upon assumptions about future demands, selling prices and market conditions. In addition, as part of inventory valuations, we review for inventory shrinkage based on historical trends from actual physical inventories. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. We perform physical inventory counts throughout the year and adjust the shrink reserve accordingly. In fiscal 2009, we wrote-off $0.8 million of inventory and in fiscal 2008 we wrote-off $0.9 million of inventory.

Property and Equipment.  Property and equipment are recorded at cost less accumulated depreciation. Direct internal and external costs related to software used for internal purposes which are incurred during the application development stage or for upgrades that add functionality are capitalized. All other costs related to internal use software are expensed as incurred. Leasehold improvements are amortized on a straight-line basis over the lesser of the length of the lease, without consideration of option renewal periods and the estimated useful life of the assets, up to a maximum of five years. All other property and equipment are amortized using the declining balance method as follows:

Furniture and fixtures	20%
Computer hardware and software	30%
Equipment and vehicles	30%

We recognize a liability for the fair value of a required asset retirement obligation, or ARO, when such obligation is incurred. Our AROs are primarily associated with leasehold improvements which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations. Prior to fiscal 2008 these obligations were not material.

We recognize a liability for a cost associated with an exit or disposal activity when such obligation is incurred. An exit or disposal activity is measured initially at its fair value in the period in which the liability is incurred. We estimate fair value at the cease-use date of its operating leases as the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even where we does not intend to enter into a sublease. Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from that used in the initial estimate. Lease exit costs are included in provision for impairment and lease exit costs.

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

Income Taxes.  We follow the liability method with respect to accounting for income taxes. Deferred income tax assets and liabilities are determined based on temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to be in effect when these differences are anticipated to reverse. Deferred income tax assets are reduced by a valuation allowance, if based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction. Because our present intention is to reinvest the unremitted earnings in our foreign operations, we do not provide U.S. income taxes on unremitted earnings of foreign subsidiaries. Management periodically assesses the need to utilize these unremitted earnings to finance our foreign operations. This assessment is based on cash flow projections that are the result of estimates of future production, fiscal requirements by tax jurisdiction of our operations and operational and fiscal objectives by tax jurisdiction for our operations. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.

We file income tax returns in the United States, Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At January 31, 2010, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Our intercompany transfer pricing policies will be subject to audits by various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.

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

Stock-Based Compensation.  We account for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. Our calculation of stock-based compensation requires us to make a number of complex and subjective estimates and assumptions, including future forfeitures, stock price volatility, expected life of the options and related tax effects. Prior to our initial public offering, our board of directors determined the estimated fair value of our common stock on the date of grant based on a number of factors, most significantly our implied enterprise value based upon the purchase price of our securities sold in December 2005 pursuant to an arms-length private placement to a group of private equity investors. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards, size of option holder group and anticipated employee retention. Actual results may differ substantially from these estimates. Expected volatility of the stock is based on our review of companies we believe of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. For awards with service and/or performance conditions, the total amount of compensation expense to be recognized is based on the number of awards that are expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, we recognize the compensation expense over the requisite service period as determined by a range of probability weighted outcomes. For awards with market and or performance conditions, all compensation expense is recognized if the underlying market or performance conditions are fulfilled. Certain employees are entitled to share-based awards from the principal stockholders of the Company. These awards are accounted for as employee compensation expense in accordance with the above noted policies. We commenced applying this guidance when we introduced share-based awards for our employees in the year ended January 31, 2006.

Recent Accounting Pronouncements

On July 1, 2009, the Accounting Standards Codification, or ASC, became the Financial Accounting Standards Board’s, or FASB, officially recognized source of authoritative GAAP, superseding existing FASB, the American Institute of Certified Accountants, the Emerging Issues Task Force and related literature. Rules and interpretive releases of the SEC under the authority of federal securities law are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Section and Paragraph structure. This standard was effective prospectively for reporting periods ended after September 15, 2009 and, accordingly, we adopted it during the third quarter of fiscal 2009. The adoption of this standard did not have an effect on our consolidated financial position, results of operations or cash flows. As a result of adopting this standard, our references to GAAP standards have been changed to refer to topics, subtopics, sections or subsections of the ASC, as appropriate.

In June 2009, the FASB amended ASC Topic 810, Consolidation, which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity, or VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder a primary beneficiary of the VIE. The amendment will be effective for us at the beginning of fiscal 2010. We are currently evaluating the impact that adoption may have on its consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events, or ASC 855. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Subsequent events were evaluated through March 24, 2010 which is the date the financial statements were issued. We have determined that the standard did not have any impact on our consolidated financial statements.

In April 2008, the FASB amended ASC Topic 350, Intangibles and Other, or ASC 350. This new accounting standard, currently contained in ASC 350-30-35, specifically amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This new standard is effective for fiscal years beginning after December 15, 2008. The effective date, as well as the adoption date for us, was February 2, 2009. Although ASC 350 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In February 2008, the FASB partially delayed the effective date of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The effective date, as well as the adoption date for us, was February 2, 2009. We have determined that the provisions of the topic which were delayed did not have any impact on our consolidated financial statements.

In December 2007, the FASB revised the accounting standards for business combinations. This new standard (currently contained in ASC Topic 805, Business Combinations, or ASC 805), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed at their “full fair values” on the acquisition date. This practice replaces the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values. This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. In April 2009, the FASB issued ASC 805-20, Business Combinations — Identifiable Assets and Liabilities and Any Non-controlling Interest, which further amends and clarifies ASC 805 and applies to assets acquired and liabilities assumed that arise from contingencies in a business combination. This new standard and the amendment must be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as the adoption date for us, was February 2, 2009. Although ASC 805 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate the majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of January 31, 2010, we operated 44 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has weakened during fiscal 2009, it has had a positive impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the gain in net revenue was partially offset by higher cost of sales and higher selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $11.2 million in fiscal 2009 and approximately $11.1 million in fiscal 2008. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 31, 2010, we had no outstanding borrowings under our revolving facility. We had small outstanding balances under our revolving facility during fiscal 2009 as we built inventory and working capital for the holiday selling season, but we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of lululemon athletica inc. at January 31, 2010 and February 1, 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits for the years ended January 31, 2010 and February 1, 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC

March 24, 2010

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 31,	February 1,
	2010	2009
	(Amounts in thousands,
	except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$159,573	$56,797
Accounts receivable	8,238	4,029
Inventories	44,070	52,051
Prepaid expenses and other current assets	4,529	4,111

	216,410	116,988
Property and equipment, net	61,591	61,662
Goodwill and intangible assets, net	8,050	8,160
Deferred income taxes	15,102	19,373
Other non-current assets	6,105	5,453

	$307,258	$211,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,028	$5,269
Accrued liabilities	17,207	22,103
Accrued compensation and related expenses	10,626	5,862
Income taxes payable	7,742	2,133
Unredeemed gift card liability	11,699	9,278
Other current liabilities	376	690

	58,678	45,335
Other non-current liabilities	15,472	11,301
Deferred income taxes	—	158

	74,150	56,794

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000 shares authorized, issued and outstanding 19,383 and 19,517	—	—
Special voting stock, $0.00001 par value, 30,000 shares authorized, issued and outstanding 19,383 and 19,517	—	—
Common stock, $0.01 par value, 200,000 shares authorized, issued and outstanding 51,126 and 50,422	511	504
Additional paid-in capital	158,921	155,961
Retained earnings	67,809	9,528
Accumulated other comprehensive income (loss)	5,867	(11,151)

	233,108	154,842

	$307,258	$211,636

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(Amounts in thousands,
	except per share amounts)

Net revenue	$452,898	$353,488	$269,942
Cost of goods sold	229,812	174,421	125,015

Gross profit	223,086	179,067	144,927
Operating expenses:
Selling, general and administrative expenses	136,161	118,098	93,376
Provision for impairment and lease exit costs	379	4,405	—

Income from operations	86,546	56,564	51,551
Other income (expense), net	164	821	1,029

Income before provision for income taxes	86,710	57,385	52,580
Provision for income taxes	28,429	16,884	20,464

Net income from continuing operations	58,281	40,501	32,116
Net loss from discontinued operations	—	(1,138)	(1,274)

Net income	$58,281	$39,363	$30,842

Basic earnings (loss) per share Continuing operations	$0.83	$0.59	$0.48
Discontinued operations	—	(0.02)	(0.02)

Net basic earnings per share	$0.83	$0.57	$0.46
Diluted earnings (loss) per share Continuing operations	$0.82	$0.57	$0.47
Discontinued operations	—	(0.02)	(0.02)

Net diluted earnings per share	$0.82	$0.55	$0.45
Basic weighted-average number of shares outstanding	70,251	68,711	66,430
Diluted weighted-average number of shares outstanding	70,949	70,942	69,298

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Special Voting						Accumulated
	Exchangeable Stock		Stock		Common Stock		Additional		Other
		Par		Par		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income (Loss)	Total
	(Amounts in thousands)

Balance at January 31, 2007	20,935	$—	20,935	$—	44,291	$443	$98,670	$(60,677)	$(1,057)	$37,379
Comprehensive income:
Net income								30,842		30,842
Foreign currency translation adjustment									6,454	6,454

Comprehensive income										37,296
Stock-based compensation							5,947			5,947
Common stock issued for cash net of transaction costs					2,291	23	31,335			31,358
Restricted stock issuance					10					—
Stock option exercises					93	1	54			55

Balance at February 3, 2008	20,935	$—	20,935	$—	46,685	$467	$136,006	$(29,835)	$5,397	$112,035
Comprehensive income:
Net income								39,363		39,363
Foreign currency translation adjustment									(16,548)	(16,548)

Comprehensive income										22,815
Stock-based compensation							6,532			6,532
Excess tax benefit from stock-based compensation							12,024			12,024
Common stock issued upon exchange of exchangeable shares	(1,418)	—	(1,418)	—	1,418	14	(14)			—
Restricted stock issuance					9					—
Stock option exercises					2,310	23	1,413			1,436

Balance at February 1, 2009	19,517	$—	19,517	$—	50,422	$504	$155,961	$9,528	$(11,151)	$154,842
Comprehensive income:
Net income								58,281		58,281
Foreign currency translation adjustment									17,018	17,018

Comprehensive income										75,299
Stock-based compensation							5,616			5,616
Excess tax benefit from stock-based compensation							(3,858)			(3,858)
Common stock issued upon exchange of exchangeable shares	(134)	—	(134)	—	134	1	(1)			—
Restricted stock issuance					15	—	—			—
Stock option exercises					555	6	1,203			1,209

Balance at January 31, 2010	19,383	$—	19,383	$—	51,126	$511	$158,921	$67,809	$5,867	$233,108

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(Amounts in thousands)

Cash flows from operating activities
Net income	$58,281	$39,363	$30,842
Net loss from discontinued operations	—	1,138	1,274

Net income from continuing operations	58,281	40,501	32,116
Items not affecting cash
Depreciation and amortization	20,832	15,823	8,291
Stock-based compensation	5,616	6,532	5,947
Provision for impairment and lease exit costs	379	4,405	—
Derecognition of unredeemed gift card liability	(2,183)	—	—
Deferred income taxes	387	(6,441)	1,799
Excess tax benefits from stock-based compensation	3,858	(12,024)	—
Other, including net changes in other non-cash balances	30,790	(3,363)	(9,034)

Net cash provided by operating activities — continuing operations	117,960	45,433	39,119
Net cash provided by (used in) operating activities — discontinued operations	—	1,005	(2,638)

	117,960	46,438	36,481
Cash flows from investing activities
Purchase of property and equipment	(15,497)	(40,530)	(29,126)
Investment in and advances to franchises	(810)	(2,863)	—
Acquisition of franchises	—	(3,402)	(5,559)

Net cash used in investing activities — continuing operations	(16,307)	(46,795)	(34,685)
Net cash used in investing activities — discontinued operations	—	—	(550)

	(16,307)	(46,795)	(35,235)

Cash flows from financing activities
Proceeds from exercise of stock options	1,209	1,436	55
Excess tax benefits from stock-based compensation	(3,858)	12,024	—
Payment of initial public offering costs	—	—	(6,992)
Capital stock issued for cash	—	—	38,349

Net cash (used in) provided by financing activities — continuing operations	(2,649)	13,460	31,412
Net cash provided by financing activities — discontinued operations	—	—	—

	(2,649)	13,460	31,412

Effect of exchange rate changes on cash	3,772	(8,851)	4,393

Increase in cash and cash equivalents	102,776	4,252	37,051
Cash and cash equivalents from continuing operations, beginning of year	$56,797	$52,545	$15,494

Cash and cash equivalents from continuing operations, end of year	$159,573	$56,797	$52,545

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and store count information, unless otherwise indicated)

1	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” or “LAI” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, independent franchises and a network of wholesale accounts. The Company’s primary markets are Canada, the United States and Australia, where 44, 66 and nil corporate-owned stores were in operation as at January 31, 2010, respectively. There were 110, 103 and 71 corporate-owned stores in operation as at January 31, 2010, February 1, 2009 and February 3, 2008 respectively.

Basis of presentation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company and its subsidiary companies during the three-year period ended January 31, 2010. The consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles (“GAAP”).

The Company reorganized its corporate structure on July 26, 2007 in conjunction with its initial public offering. This reorganization was accounted for as a transfer of entities under common control, and accordingly, the financial statements for periods prior to the reorganization have been restated on an “as if” pooling basis. Prior to the reorganization, the Company had prepared combined consolidated financial statements combining LAI and LIPO Investments (Canada) Inc. (“LIPO”).

The Company has experienced, and expects to continue to experience, significant seasonal variations in net revenue and income from operations. Seasonal variations in revenue are primarily related to increased sales of products during the fourth fiscal quarter, reflecting historical strength in sales during the holiday season. Historically, seasonal variations in income from operations have been driven principally by increased net revenue in the fourth fiscal quarter.

The Company’s fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2009, 2008 and 2007 ended on January 31, 2010, February 1, 2009 and February 3, 2008, respectively.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of lululemon athletica inc. and its wholly-owned subsidiaries. The results of operations of Lululemon Japan Inc. are presented as discontinued operations following the Company’s wind-up of operations in Japan in fiscal 2008. All inter-company balances and transactions have been eliminated. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the Company’s results of operations for the periods reported and of its financial condition as of the date of the balance sheet have been included.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, bank balances and short-term deposits with original maturities of less than three months. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts, sales of inventory to our franchisees, royalties on sales owed to the Company by its franchisees and landlord deferred lease inducements. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable and is reviewed monthly. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As at January 31, 2010, February 1, 2009 and February 3, 2008 the Company recorded an insignificant allowance for doubtful accounts.

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

The Company periodically reviews its inventories and makes provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the cost of the inventory and its estimated net realizable value based upon assumptions about future demand, selling prices and market conditions. In addition, as part of inventory valuations, the Company reviews for inventory shrinkage based on historical trends from actual physical inventories. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Direct internal and external costs related to software used for internal purposes which are incurred during the application development stage or for upgrades that add functionality are capitalized. All other costs related to internal use software are expensed as incurred.

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

The Company recognizes a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings. Prior to fiscal 2008 these obligations were not material.

The Company recognizes a liability for a cost associated with an exit or disposal activity when such obligation is incurred. An exit or disposal activity is measured initially at its fair value in the period in which the liability is incurred. The Company estimates fair value at the cease-use date of its operating leases as the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even where the Company does not intend to enter into a sublease. Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from that used in the initial estimate. Lease exit costs are included in provision for impairment and lease exit costs.

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

Revenue recognition

Net revenue includes sales of apparel to customers through corporate-owned and operated retail stores, initial license and franchise fees, royalties from franchisees and sales of apparel to franchisees, direct to consumer through www.lululemon.com and phone sales, sales through a network of wholesale accounts, and sales from company-operated showrooms.

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

Sales of apparel to customers through the Company’s retail internet site are recognized when goods are shipped, net of an estimated allowance for sales returns.

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

While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Net revenue.” For the year ended January 31, 2010, net revenue recognized on unredeemed gift card balances was $2,183. There was no net revenue recognized on unredeemed gift card balances during the year ended February 1, 2009.

Cost of goods sold

Cost of goods sold includes the cost of purchased merchandise, including in bound freight, duty and nonrefundable taxes incurred in delivering the goods to the Company’s distribution centers. It also includes all occupancy costs such as minimum rent, contingent rent where applicable, property taxes, utilities and depreciation expense for the Company’s corporate-owned store locations and all costs incurred in operating the Company’s distribution centers and production, design and merchandise departments, hemming and shrink and valuation reserves. Production, design, merchandise and distribution center costs include salaries and benefits as well as operating expenses, which include occupancy costs and depreciation expense for the Company’s distribution centers.

Store pre-opening costs

Operating costs incurred prior to the opening of new stores are expensed as incurred.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes

The Company follows the liability method with respect to accounting for income taxes. Deferred income tax assets and liabilities are determined based on temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to be in effect when these differences are anticipated to reverse. Deferred income tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company generally provides for taxes at the rate applicable for the appropriate tax jurisdiction. Because present intentions are to reinvest the unremitted earnings into foreign operations, the Company does not provide U.S. income taxes on unremitted earnings of foreign subsidiaries. Management periodically assesses the need to utilize these unremitted earnings to finance foreign operations. This assessment is based on cash flow projections that are the result of estimates of future production, fiscal requirements by tax jurisdiction of our operations and operational and fiscal objectives by tax jurisdiction for our operations. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.

The Company files income tax returns in the United States, Canada and various foreign and state jurisdictions. The Company is subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At January 31, 2010, the Company does not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Intercompany transfer pricing policies will be subject to audits by various foreign tax jurisdictions. Although management believes that the Company’s intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in the Company’s income tax provisions and accruals.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related parties, advances to and investments in franchises, trade accounts payable, accrued liabilities, other liabilities, and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. All foreign exchange gains or losses are recorded in the consolidated statements of operations under selling, general and lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative expenses. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

The aggregate foreign exchange gains (losses) included in income amount to $174, $(110) and $(543) for the years ended January 31, 2010, February 1, 2009 and February 3, 2008, respectively.

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

Stock-based compensation

The Company accounts for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. For awards with service and/or performance conditions, the total amount of compensation expense to be recognized is based on the number of awards expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. For awards with market conditions, all compensation expense is recognized irrespective of whether such conditions are met.

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

In June 2009, the FASB amended ASC Topic 810 Consolidation (“ASC 810”), which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder a primary beneficiary of the VIE. The amendment will be effective for the Company at the beginning of fiscal 2010. The Company is currently evaluating the impact that adoption may have on its consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855 Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Subsequent events were evaluated through March 24, 2010 which is the date the financial statements were issued. The Company has determined that the standard did not have any impact on its consolidated financial statements.

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

In February 2008, the FASB partially delayed the effective date of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The effective date, as well as the adoption date for the Company, was February 2, 2009. The Company has determined that the provisions of the topic which were delayed did not have any impact on its consolidated financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2009 presentation.

3	INVENTORIES

	January 31,	February 1,
	2010	2009

Finished goods	$45,181	$52,828
Raw materials	1,461	558
Provision to reduce inventory to market value	(2,572)	(1,335)

	$44,070	$52,051

4	PROPERTY AND EQUIPMENT

	January 31,	February 1,
	2010	2009

Leasehold improvements	$63,999	$52,101
Furniture and fixtures	17,776	16,581
Computers and software	25,194	19,411
Equipment and vehicles	428	279
Accumulated amortization	(45,806)	(26,710)

	$61,591	$61,662

Included in the cost of property and equipment are costs of $11,823 and $11,213 at January 31, 2010 and February 1, 2009, respectively, capitalized in connection with internally developed software as part of the Company’s ERP implementation.

Depreciation expense related to property and equipment was $19,758, $14,819 and $7,322 for the years ended January 31, 2010, February 1, 2009 and February 3, 2008, respectively.

The Company recorded a loss of $112, $2,999 and $nil for the years ended January 31, 2010, February 1, 2009 and February 3, 2008, respectively, in property and equipment for stores that were relocated or closed. These assets were previously used in the corporate-owned stores segment.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5	GOODWILL AND INTANGIBLE ASSETS

	January 31,	February 1,
	2010	2009

Goodwill	$738	$738
Changes in foreign currency exchange rates	161	36

	899	774

Intangibles Reacquired franchise rights	$10,162	$10,162
Non-competition agreements	694	694
Accumulated amortization	(4,868)	(3,162)
Changes in foreign currency exchange rates	1,163	(308)

	7,151	7,386

Total goodwill and intangibles	$8,050	$8,160

Amortization expense related to intangible assets was $1,074, $1,004 and $1,019 for the years ended January 31, 2010, February 1, 2009 and February 3, 2008, respectively. The estimated aggregate amortization expense is as follows:

Fiscal Year
2010	$1,122
2011	1,122
2012	1,122
2013	951
2014	865
Thereafter	1,969

$7,151

On September 15, 2008, the Company reacquired in an asset purchase transaction two franchised stores in Victoria, British Columbia for total cash consideration of $1,181 less working capital adjustments of $4 from a related party. The fair values of the net assets acquired were measured as if the transaction occurred with a arm’s length party. Included in the Company’s consolidated statement of operations for the year ended February 1, 2009, are the results of the two reacquired Victoria franchised stores from the date of acquisition through to February 1, 2009.

The following table summarizes the fair values of the net assets acquired as of September 15, 2008:

Inventory	$306
Prepaid and other current assets	2
Property and equipment	261
Reacquired franchise rights	780

Total assets acquired	1,349
Unredeemed gift card liability	172

Total liabilities assumed	172

Net assets acquired	$1,177

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 8, 2008, the Company reacquired in an asset purchase transaction a franchised store in Bellevue, Washington for total cash consideration of $2,067 plus working capital adjustments of $157. Included in the Company’s consolidated statement of operations for the year ended February 1, 2009, are the results of the reacquired Bellevue franchised store from the date of acquisition through to February 1, 2009.

The following table summarizes the fair values of the net assets acquired as of September 8, 2008:

Inventory	$234
Prepaid and other current assets	38
Property and equipment	249
Reacquired franchise rights	1,755

Total assets acquired	2,276
Unredeemed gift card liability	52

Total liabilities assumed	52

Net assets acquired	$2,224

On April 1, 2007, the Company reacquired in an asset purchase transaction three franchised stores in Calgary, Alberta for $5,563. Included in the Company’s consolidated statement of operations for the year ended February 3, 2008 are the results of the three reacquired Calgary franchised stores from the date of acquisition through February 3, 2008.

The following table summarizes the fair values of the assets acquired on April 1, 2007:

Inventory	$407
Prepaid and other current assets	53
Property and equipment	500
Reacquired franchise rights	5,006

Total assets acquired	5,966
Unredeemed gift card liability	403

Total liabilities assumed	403

Net assets acquired	$5,563

The acquisition of the franchised stores is part of management’s vertical retail growth strategy. The reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives. The weighted-average remaining useful lives of the reacquired franchise rights was 6.28 years as at January 31, 2010 and 7.46 at February 1, 2009.

6	OTHER NON-CURRENT ASSETS

	January 31,	February 1,
	2010	2009

Prepaid rent and security deposits	$945	$872
Deferred lease cost	1,487	1,718
Advances to and investments in franchise	3,673	2,863

	$6,105	$5,453

During fiscal 2008 the Company entered into a Credit Agreement (the “Agreement”) with its Australian franchise partner, under which advances were provided by the Company to the franchisee. The Agreement provides lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a secured non-revolving credit facility of up to AUD$3,900 and funds are only advanced upon approval by the Company. As of January 31, 2010 a total of AUD$3,255 has been drawn on the line of credit.

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

7	ACCRUED LIABILITIES

	January 31,	February 1,
	2010	2009

Inventory purchases	$7,664	$15,772
Sales tax collected	2,758	1,681
Accrued rent	1,771	1,147
Lease exit costs	800	1,189
Other	4,214	2,314

	$17,207	$22,103

8	OTHER NON-CURRENT LIABILITIES

	January 31,	February 1,
	2010	2009

Deferred lease liability	$10,822	$7,326
Tenant Inducements	4,650	3,975

	$15,472	$11,301

9	LONG-TERM DEBT AND CREDIT FACILITIES

In April, 2007, the Company executed a new credit facility with a lending institution that provided for a CDN$20,000 uncommitted demand revolving credit facilities to fund the working capital requirements of the Company. This agreement cancels the previous CDN$8,000 credit facility. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the Company.

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

At January 31, 2010, there were no borrowings outstanding under this credit facility. As well, at January 31, 2010, letters of credit totaling USD$1,185 and guarantees totaling USD$1,462 had been issued under the facility, which reduced the amount available by a corresponding amount.

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

On the reorganization the holders of 108 Series A shares and 117 Series TS shares were exchanged for common shares of the Company, and the holders of the 117,000 LIPO shares exchanged those for common shares of the Company and exchangeable shares of LCHI plus special voting stock of the Company, in exchange for their LIPO shares. The exchangeable shares of LCHI and the special voting shares of the Company, when taken together, are the economic equivalent of the corresponding common shares of the Company and entitle the holder to one vote on the same basis and in the same circumstances as one corresponding share of the common shares of the Company. The exchangeable shares are exchangeable at any time, at the option of the holder, on a one-for-one basis with the corresponding common shares of the Company.

In connection with the reorganization, Lulu US, a wholly-owned subsidiary of the Company, repurchased all outstanding shares of its non-participating preferred stock for a purchase price of $1.00 per share, resulting in an aggregate purchase price of $10.

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

Authorized share capital

As part of the reorganization in connection with the IPO, the Company’s stockholders approved an amended and restated certificate of incorporation that provides for the issuance of up to 200,000 shares of common stock, 5,000 shares of undesignated preferred stock and 30,000 shares of special voting stock. Upon completion of the reorganization there were 44,291 shares of common stock, 20,935 shares of exchangeable stock and 20,935 shares of special voting stock outstanding. Additionally, 10,000 shares of common stock are reserved for issuance under the Company’s 2007 Equity Incentive Plan. The Company’s stock options outstanding after completion of the reorganization were 4,479. The outstanding stock options issued to purchase shares of Lulu Canada and Lulu US lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to the reorganization were exchanged for options to acquire common shares of the Company at an adjusted exercise price. The exchange did not result in an incremental charge as the relevant terms and conditions were set to preserve the original fair value of the awards. Refer to note 11 for additional details on stock options.

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

The exchangeable shares have been issued by LCHI and included in these consolidated financial statements as equity. The holders of the exchangeable shares have dividend and liquidation rights equivalent to those of holders of the common shares of the Company. The exchangeable shares can be converted on a one for one basis by the holder at any time into common shares of the Company plus a cash payment for any accrued and unpaid dividends. Holders of exchangeable shares are entitled to the same or economically equivalent dividend as declared on the common stock of the Company. The exchangeable shares are non-voting. The Company has the right to convert the exchangeable shares into common shares of the Company at any time after the earlier of July 26, 2047, the date on which less than 2,094 exchangeable shares are outstanding or in the event of certain events such as a change in control.

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

In July 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, in conjunction with the reorganization of the Company, the 2007 Equity Incentive Plan (“2007 Plan”). Upon completion of the reorganization of the Company, outstanding awards under the Company’s predecessor plan were exchanged for awards under the 2007 Plan in such a way that no incremental stock-based compensation expense resulted from the exchange. The 2007 Plan provides for the grants of stock options, stock appreciation rights, restricted stock or restricted stock units to employees (including officers and directors who are also employees) of the Company. The majority of stock options granted to date have a four-year vesting period and vest lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at a rate of 25% per each year on the anniversary date of the grant. Restricted stock issued under the 2007 Plan vest one year from the grant date. To date, 35 shares of restricted stock have been issued under the 2007 Plan to certain directors of the Company.

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

Stock-based compensation expense charged to income for the plans was $5,616, $6,532 and $5,947 for the years ended January 31, 2010, February 1, 2009 and February 3, 2008, respectively.

Total unrecognized compensation cost for all stock option plans was $13,692 as at January 31, 2010, which is expected to be recognized over a weighted-average period of 2.6 years, and was $11,943 as at February 1, 2009 over a weighted-average period of 2.7 years.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Share Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees at a 25% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000 shares. During the year ended January 31, 2010, 10 shares were purchased under the ESPP, which were funded by the Company through open market purchases.

Stockholder sponsored stock options

On December 1, 2005, LIPO and LIPO USA each granted 5,296 Class A options with an exercise price of CDN$0.00001 and an expiry date of December 31, 2009 and 11,062 Class B options with an expiry date of December 31, 2010, respectively, prior to the reorganization. The LIPO and LIPO USA Class B options originally had exercise prices of CDN$0.99 and $0.01, respectively. Each Class A option and each Class B option entitled the holder to acquire one share of common stock of LIPO and LIPO USA respectively.

While all of the Class A options of both companies vested on December 5, 2005 and were immediately exercised, 3,549 of the common shares of LIPO and LIPO USA issued were designated as forfeitable. These forfeitable shares were considered to be non-vested for accounting purposes and were considered not to be earned as of December 5, 2005. These non-vested shares became non-forfeitable over a four-year requisite service period to December 5, 2009. In addition, on December 5, 2005, 2,239 of the Series B options vested, with the remaining options vesting over a five-year period ending December 5, 2010.

In connection with the reorganization of the Company modifications were made to the LIPO and LIPO USA plans. The 5,285 LIPO Class A awards and the 4,111 vested LIPO Class B awards were exchanged for a total of 1,960 exchangeable shares of the Company through a series of transactions. At the time of the reorganization, 1,418 of the new awards were considered to be vested and the remaining 541,393 new awards were considered to be unvested. The unvested exchangeable shares are held in trust by the principal stockholder and are subject to the same vesting schedule as the original LIPO award.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the exchangeable shares granted under the stockholder sponsored plan. Amounts are presented on a post reorganization basis.

Number of
Exchangeable
Shares

Non-forfeitable balance at January 31, 2007	541
Granted	—
Vested	276
Cancelled	—

Non-forfeitable balance at February 3, 2008	265
Granted	—
Vested	170
Cancelled	57

Non-forfeitable balance at February 1, 2009	38
Granted	—
Vested	38
Cancelled	—

Non-forfeitable balance at January 31, 2010	—

The total unrecognized compensation cost related to exchangeable shares was $nil at January 31, 2010.

In connection with the reorganization of the Company, the 5,285 LIPO USA Class A awards were exchanged for LIPO USA shares through a series of transactions, resulting in 264 awards outstanding in lululemon share equivalents. At the time of the reorganization, 146 of the new awards were considered to be vested and the remaining 118 awards were considered to be unvested and are subject to the same vesting schedule as the original LIPO awards.

The following table summarizes the LIPO USA shares granted under the stockholder sponsored plan. Amounts are presented on a post reorganization basis and are shown in lululemon share equivalents.

Number of
LIPO USA
Shares

Unvested balance at January 31, 2007	118
Granted	—
Vested	60
Cancelled	—

Unvested balance at February 3, 2007	58
Granted	—
Vested	37
Cancelled	13

Unvested balance at February 1, 2009	8
Granted	—
Vested	8
Cancelled	—

Non-forfeitable balance at January 31, 2010	—

The total unrecognized compensation cost related to LIPO USA shares was $nil as at January 31, 2010.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the reorganization of the Company, the 16,842 LIPO Class B unvested awards and LIPO USA Class B awards were exchanged for LIPO USA options using a conversion factor set out in the reorganization agreement and resulting in the issuance of new awards which were equivalent to 1,475 lululemon shares. At the time of the reorganization, 201 of the awards were considered to be vested and the remaining 1,274 awards were considered to be unvested. The vesting terms of these LIPO USA options were not changed.

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

		Weighted-
	Number of	Average
	LIPO USA	Exercise
	Options	Price

Unvested balance at January 31, 2007	1,274	$0.01
Granted	—	—
Vested	393	$0.01
Cancelled	—	—

Unvested balance at February 3, 2008	881	$0.01
Granted	—	—
Vested	337	$0.01
Cancelled	253	$0.01

Unvested balance at February 1, 2009	291	$0.01
Granted	—	—
Vested	184	$0.01
Cancelled	—	$0.01

Unvested balance at January 31, 2010	107	$0.01

The total unrecognized compensation cost related to LIPO USA options was $185 at January 31, 2010.

The Company records compensation expense for shares issued under the stockholder sponsored awards, over the requisite service periods.

The vesting schedule of the stockholder sponsored awards in lululemon share equivalents is as follows:

	Exchangeable	LIPO USA	LIPO USA
	Shares	Shares	Options

December 5, 2005	788	87	105
December 5, 2006	631	60	96
December 5, 2007	276	60	393
December 5, 2008	199	43	384
December 5, 2009	66	14	315
December 5, 2010	—	—	182

Total	1,960	264	1,475

The weighted-average remaining contractual term for the options outstanding and exercisable at January 31, 2010 is 0.8 years.

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

The total fair value of awards under the stockholder sponsored plans that vested during the years ended January 31, 2010, February 1, 2009 and February 3, 2008 was $464, $1,137 and $1,253, respectively.

Company stock options

Prior to the reorganization described in note 10, the Company had an option plan and LACI had an option plan. Employees received the same number of options in each company. In conjunction with the reorganization, the Company modified the previous companies sponsored stock options. On the date of the reorganization 1,880 options of LACI with a weighted-average exercise price of $1.38 were exchanged for 4,479 options of the Company with a weighted-average exercise price of $0.58. The vesting terms and the term of the options were not modified. On the date of the reorganization, the Company compared the fair value of the modified Company option to the fair value of the Company and LACI options immediately before the modification and determined there was no incremental compensation cost as a result of this modification. The information presented below reflects the impact of these modifications and the stock split described in note 10 as if the reorganization had occurred when the plans were introduced.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock options and restricted shares activity as of January 31, 2010, February 1, 2009 and February 3, 2008 and changes during the years then ended is presented below:

		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock	Exercise	Restricted	Grant
	Options	Price	Shares	Fair Value

Balance at January 31, 2007	4,522	$0.58	—	$—

Granted	416	25.49	10	19.43
Exercised	93	0.58	—	—
Forfeited	47	1.50	—	—

Balance at February 3, 2008	4,798	$2.74	10	$19.43
Granted	545	21.66	9	24.04
Exercised	2,310	0.62	10	19.43
Forfeited	1,128	2.49	—	—

Balance at February 1, 2009	1,905	$10.83	9	$24.04
Granted	959	14.81	15	13.83
Exercised	557	2.23	9	24.04
Forfeited	113	23.57	—	—

Balance at January 31, 2010	2,194	$14.08	15	$13.83

The following table summarizes information about stock options outstanding and exercisable at January 31, 2010:

	Outstanding			Exercisable
						Weighted-
		Weighted-	Weighted-		Weighted-	Average
		Average	Average		Average	Remaining
Range of	Number of	Exercise	Remaining	Number of	Exercise	Life
Exercise Prices	Options	Price	Life (Years)	Options	Price	(Years)

$0.49 - $0.60	530	$0.58	6.9	286	$0.58	6.9
$6.98 - 18.30	856	11.18	6.8	87	15.84	4.3
$18.91 - $29.20	637	23.99	7.7	98	24.17	8.5
$32.31 - $50.46	171	33.55	7.7	65	33.96	7.9

	2,194	$14.08	7.2	536	$11.40	6.9

Intrinsic Value	$31,653			$8,998

As of January 31, 2010, the unrecognized compensation cost related to these options was $13,507, which is expected to be recognized over a weighted-average period of 2.6 years; and the total aggregate intrinsic value for stock options outstanding and exercisable was $8,998. The intrinsic value of stock options exercised during the years ended January 31, 2010, February 1, 2009 and February 3, 2008 was $8,093, $50,053 and $2,686. The weighted-average grant date fair value of options granted during the years ended January 31, 2010, February 1, 2009 and February 3, 2008 was $8.07, $10.20 and $13.28, respectively.

The fair value of options with service conditions was determined at the date of grant using the Black-Scholes model. Expected volatilities are based on a review of a peer group of publicly traded apparel retailers. The expected term of options with service conditions is the simple average of the term and the requisite service period as stated in the respective option contracts. The risk-free interest rate for Lulu Canada is the Bank of Canada bank rate and for lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lulu US is the Federal Reserve federal funds rate. The following assumptions were used in calculating the fair value of stock options issued in fiscal 2009:

lululemon
athletica inc.

Dividend yield	0%
Expected volatility	70.1%
Risk-free interest rate	1.71%
Weighted-average life	4.21 years

Options with performance and/or market conditions

Certain options under the Plans were granted with a potential to vest based on the return multiple achieved in connection with the sale by certain of the Company’s stockholders of 80% of their holding of the Company’s capital stock through one or a series of transactions. The percentage of options under grant that vest increased in defined increments as the return multiple increases. A minimum return multiple of two was required for any of the options to vest and all options vest if a return multiple of five is achieved. These options had a contractual life of 10 years. During the year ended January 31, 2007, the Company granted 1,115 options with these terms with a weighted-average exercise price of $0.58. Of these options, all were vested and exercised as at February 1, 2009.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The modification analysis was performed using Monte Carlo simulations and resulted in the following amendments:

	Original Award	Modified Award

Options Outstanding	1,115	1,115
Intrinsic Value	$39.92	$39.92
Weighted-average expected options to vest	96.5%	98.4%
Weighted-average fair value of options	$27.65	$29.09
Weighted-average total value	$30,824	$32,305
Total fair value to the Company	$984	$1,884

The weighted-average valuation difference between the original award and the modified award was approximately $900. This incremental cost was amortized over the remaining originally estimated service period and has been fully recognized as at February 1, 2009. The weighted-average exercise price and term of the options did not change as a result of the modification and remain at $0.58 and 10 years, respectively.

12	EARNINGS PER SHARE

In conjunction with the IPO, the Company’s capital structure was reorganized such that LIPO became an indirect, wholly-owned subsidiary of the Company, and the holders of preferred shares of the Company acquired common shares of the Company in exchange for their preferred shares, while the holders of LIPO shares acquired either common shares of the Company or a combination of exchangeable shares of LCHI plus shares of special voting stock of the Company, in exchange for their LIPO shares. In connection with the reorganization, each outstanding share of the Company’s common stock was split into 2.38267841 shares of common stock, with a corresponding effect on outstanding options and exercise prices. The common stock and options outstanding as of the completion of the reorganization and stock split was 65,226 shares and 4,479 options, respectively. The potential exercise of options or vesting of forfeitable shares under the LIPO plans have been excluded as the exercise of such option will result in exchangeable shares currently outstanding and held by a principal stockholder being transferred to the option holder. Accordingly, these LIPO options and forfeitable shares are not dilutive to the Company.

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

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008

Net income from continuing operations	$58,281	$40,501	$32,116
Net loss from discontinued operations	—	(1,138)	(1,274)

Net income	$58,281	$39,363	$30,842
Basic weighted-average number of shares outstanding	70,251	68,711	66,430
Effect of stock options assumed exercised	698	2,231	2,868

Diluted weighted-average number of shares outstanding	70,949	70,942	69,298

Basic earnings (loss) per share
Continuing operations	$0.83	$0.59	$0.48
Discontinued operations	—	(0.02)	(0.02)

Net basic earnings per share	$0.83	$0.57	$0.46
Diluted earnings (loss) per share
Continuing operations	$0.82	$0.57	$0.47
Discontinued operations	—	(0.02)	(0.02)

Diluted earnings per share	$0.82	$0.55	$0.45

13	COMMITMENTS AND CONTINGENCIES

The Company has obligations under operating leases for its office, distribution centers and corporate-owned store premises in Canada, the United States and Hong Kong. As of January 31, 2010, the lease terms of various leases are from two to 10 years. A substantial number of the Company’s leases for corporate-owned store premises include renewal options and certain of the Company’s leases include rent escalation clauses, rent holidays and leasehold rental incentives. Certain of the Company’s leases for corporate-owned store premises also include contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitment in respect of administrative offices, distribution centers and corporate-owned stores that have not yet opened but for which lease agreements have been executed.

Fiscal Year
2010	$29,551
2011	29,220
2012	29,209
2013	28,726
2014	27,710
Thereafter	63,061

Rent expense for the years ended January 31, 2010, February 1, 2009 and February 3, 2008 was $41,639, $32,701 and $19,006, respectively, under operating lease agreements, consisting of minimum rental expense of $29,607, $23,198 and $10,495, respectively, and contingent rental amounts of $12,032, $9,503 and $8,511, respectively.

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

On April 2, 2009, three former hourly Company employees filed a class action lawsuit in San Diego Superior Court, California, entitled Mia Stephens et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various California Labor Code sections by requiring employees to wear lululemon clothing during working hours without reimbursing such employees for the cost of the clothing and by paying certain bonus payments to its employees in the form of lululemon gift cards redeemable only for lululemon merchandise. The complaint also alleges that the Company owes waiting time penalties as the result of failing to pay employees all wages due at the time of termination. The Company and the plaintiffs have agreed upon the general terms of a settlement which has not yet been finalized and which must be submitted to the court for preliminary and final approval.

On March 26, 2009, a former hourly Company employee filed a class action lawsuit in Orange County Superior Court, California, entitled Brett Kohlenberg et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various California Labor Code sections by failing to pay its employees for certain rest and meal breaks and “off the clock” work, and for penalties related to waiting times and failure to provide itemized wage statements. The Company and the plaintiffs have agreed upon the general terms of a settlement which has not yet been finalized and which must be submitted to the court for preliminary and final approval.

14	RELATED PARTY BALANCES AND TRANSACTIONS

Amounts outstanding with related parties at January 31, 2010, February 1, 2009 and February 3, 2008 are as follows:

	January 31,	February 1,	February 3,
	2010	2009	2008

Due from related parties
Franchises controlled by related parties	$—	$229	$—
Due to related parties
Franchises controlled by related parties	$—	$—	$167

Amounts due from and to related parties are non-interest bearing and unsecured, with no specific terms of repayment, and accordingly, the fair value cannot be determined. Amounts due from related parties are included in accounts receivable and amounts due to related parties are included in other current liabilities.

The Company entered into the following transactions with related parties:

a) Reacquired franchise rights with a total purchase price of $nil in fiscal 2009, $1,177 in fiscal 2008 and $nil in fiscal 2007 from a franchise controlled by related parties; and

b) Sold merchandise and received royalties totaling $nil in fiscal 2009, $2,524 in fiscal 2008 and $4,892 in fiscal 2007 to franchises controlled by related parties.

“Franchises controlled by related parties” referred to above relate to two franchise operations in which the principal stockholder of the Company previously owned a 50% interest. During the year ended January 31, 2007, the principal stockholder disposed of his interest in these franchises to a family member.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15	SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash working capital items:

	January 31,	February 1,	February 3,
	2010	2009	2008

(Increase) decrease in accounts receivable	$(3,796)	$(1,173)	$457
(Increase) decrease in deferred lease inducements receivable	(178)	886	(2,262)
Increase in deferred lease inducements received	675	851	2,697
(Increase) decrease in key money	—	(647)	71
Increase in prepaid expenses	(225)	(1,858)	(2,380)
(Increase) decrease in inventories	11,296	(19,782)	(11,217)
(Increase) decrease in other non-current assets	—	(192)	189
Increase (decrease) in trade accounts payable	6,025	832	540
Increase (decrease) in accrued liabilities	(3,780)	14,174	(423)
Increase in other current liabilities	14,887	5,981	6,752
Increase (decrease) in income taxes payable	5,886	(2,435)	(3,458)

	$30,790	$(3,363)	$(9,034)

Cash paid for income taxes	$27,719	$19,461	$21,740
Interest paid	$157	$46	$145

16	INCOME TAXES

We file income tax returns in the U.S., Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At January 31, 2010, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following:

	January 31,	February 1,	February 3,
	2010	2009	2008

Federal income tax at statutory rate (35%, 35%, 35%)	35.0%	35.0%	35.0%

Non-deductible compensation expense	1.5	2.7	4.2
Deemed dividend	0.0	6.0	0.0
Foreign tax credit	0.0	(8.8)	0.0
Other — U.S. state taxes	0.3	0.0	0.0
Change in valuation allowance	0.0	(3.0)	0.6
Foreign tax rate differential	(3.8)	(3.9)	(1.0)
Permanent and other	(0.2)	1.4	0.1

Provision for income taxes	32.8%	29.4%	38.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2010 and February 1, 2009 are presented below:

	January 31,	February 1,
	2010	2009

Deferred tax assets
Net operating loss carry forward	$—	$6,924
Foreign tax credits	7,528	5,054
Plant and equipment	(476)	3,629
Deferred lease liability	4,256	2,867
Lease exit costs	908	528
Stock-based compensation	1,245	—
Other	1,687	928
Valuation allowance	(100)	(556)

	$15,102	$19,374

Deferred tax liabilities
Intangible assets	$—	$158

	$—	$158

For periods up to and including the second quarter of fiscal 2007, we recorded a full valuation allowance against our losses in the United States. In the third and fourth quarters of fiscal 2007, we earned taxable income in the United States. During the second quarter of fiscal 2008, after considering a number of factors, including recent taxable income, utilization of previously unrealized NOL’s, our growth strategy as well as other business and macroeconomic factors, we determined that we would more likely than not realize the benefit of deferred tax assets through future taxable income. We have recorded deferred tax assets in respect of foreign tax credits and other deductible temporary differences of $15,102. During fiscal 2009 an adjustment was made to deferred tax assets and additional paid-in capital in the amount of $4,963 relating to windfall recorded in the year ended February 1, 2009 in excess of taxes payable. The Company has concluded that the adjustment is not material to the financial statements.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s current and deferred taxes from federal, state and foreign sources were as follows:

	January 31,	February 1,	February 3,
	2010	2009	2008

Current taxes
Federal	$3,621	$—	$—
State	243	5	12
Foreign	25,965	23,727	18,309

Total current	29,829	23,732	18,321

Deferred taxes
Federal	$(2,030)	$(5,143)	$—
State	—	(984)	—
Foreign	630	(721)	2,150

Total deferred	(1,400)	(6,848)	2,150

Provision for income taxes	$28,429	$16,884	$20,471

United States income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvesting in the operations of such subsidiaries. The amount of these earnings was approximately $110,849 at January 31, 2010 and $55,493 at February 1, 2009. Where excess cash from unremitted earnings has accumulated in our foreign operations and it is advantageous for tax reasons, these earnings may be remitted.

17	SEGMENTED FINANCIAL INFORMATION

The Company applies ASC Topic 280, Segment Reporting (“ASC 280”), in determining reportable segments for financial statement disclosure. Based on financial information provided to the chief operating decision maker of the Company and the manner in which the Company operates its outlets and other operations, the Company determined that each store, showroom and warehouse sales or outlet is an operating segment. The Company’s operating segments also include Canadian franchise activities, U.S. franchise activities, direct to consumer through www.lululemon.com, phone sales and wholesale sales to the Company’s U.S. stores and to third parties. The Company has aggregated all of its corporate-owned stores in Canada, the United States and Japan into a single reportable segment — Corporate-owned stores, and all franchise activities in both Canada, the United States, Japan and Australia (including sales of apparel to franchisees) into a single reportable segment — Franchises. Online sales, wholesale, phone sales, warehouse sales and showrooms have been combined into Other as none of these operations individually meets the quantitative thresholds for disclosure as a reportable segment. Segment results for corporate-owned stores include retail sales of apparel less costs of goods sold, employee costs, occupancy costs, depreciation and all other operating costs incurred in the operation of those stores. Franchise results include license fees and royalties from the franchisees as well as sales to franchisees less costs of goods sold. Segment results for operations combined in Other include sales of apparel and related costs of goods sold. General corporate expenses lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include expenses related to corporate activities and administration. Information for these segments is detailed in the table below:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008

Net revenue
Corporate-owned stores	$393,451	$315,548	$240,441
Franchises	14,554	16,198	18,141
Other	44,893	21,742	11,360

	$452,898	$353,488	$269,942

Income from operations before general corporate expense
Corporate-owned stores	$121,614	$94,867	$79,849
Franchises	5,472	7,530	8,761
Other	12,376	4,749	5,570

	$139,462	$107,156	$94,180
General corporate expense	52,916	50,582	42,629

Net operating income	86,546	56,564	51,551
Other income (expense), net	164	821	1,029

Income before income taxes	$86,710	$57,385	$52,580

Capital expenditures
Corporate-owned stores	$10,172	$30,103	$20,725
Corporate	5,325	10,942	9,288

	$15,497	$41,045	$30,013

Depreciation and amortization
Corporate-owned stores	$13,721	$10,557	$6,112
Corporate	7,111	5,266	2,107

	$20,832	$15,823	$8,219

The Company sells apparel from its Canadian operations to its U.S. corporate-owned stores based on agreed upon transfer prices. The intercompany wholesale sales of $5,504, $5,746 and $26,659 for the years ended January 31, 2010, February 1, 2009 and February 3, 2008 respectively, have been excluded from the net revenue in the Other reportable segment. In addition, the income from operations reported included in the segment results for Other does not reflect the intercompany profit on these sales, which amounted to $30, $158 and $3,227 for the years ended January 31, 2010, February 1, 2009 and January 31, 2009, respectively.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company operates in four geographic areas — Canada, the United States, Asia and Australia. Revenues from these regions for the years ended January 31, 2010, February 1, 2009 and February 3, 2008 were as follows:

	January 31,	February 1,	February 3,
	2010	2009	2008

Canada	$271,169	$243,525	$216,705
United States	181,144	109,844	53,237
Asia and Australia	585	119	—

	$452,898	$353,488	$269,942

Long-lived assets by geographic area for the years ended January 31, 2010, February 1, 2009 and February 3, 2008 were as follows:

	January 31,	February 1,	February 3,
	2010	2009	2008

Canada	$28,507	$25,582	$24,321
United States	32,997	35,980	19,277
Asia and Australia	87	100	7

	$61,591	$61,662	$43,605

During the last three years, substantially all of the Company’s intangible assets and goodwill relate to the reporting segment consisting of corporate-owned stores.

The Company has entered into franchise agreements under which franchisees are permitted to sell lululemon apparel and are required to purchase lululemon apparel from the Company and to pay the Company a royalty based on a percentage of the franchisee’s gross sales. The Company also received an initial license fee in some cases. Initial franchise fees and royalty fees recognized amounted to $nil and $2,980 for the year ended January 31, 2010, $nil and $4,145 for the year ended February 1, 2009 and $nil and $5,488 for the year ended February 3, 2008, respectively. Sales and cost of sales of apparel sold to franchisees amounted to $11,441 and $9,081 for the year ended January 31, 2010, $12,055 and $8,668 for the year ended February 1, 2009 and $12,653 and $9,380 for the year ended February 3, 2008, respectively. The number of franchises repurchased during the years ended January 31, 2010, February 1, 2009 and February 3, 2008 was nil, three and three, respectively. No franchises were sold during the years ended January 31, 2010, February 1, 2009 and February 3, 2008.

18	PROVISION FOR IMPAIRMENT AND LEASE EXIT COSTS

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

In conjunction with the Company’s ongoing assessment to ensure that each of the Company’s corporate-owned stores fit into the Company’s long-term growth strategy, the Company closed one of its corporate-owned stores in the first quarter of fiscal 2009. The expense associated with this closure was recorded in fiscal 2008. The Company recorded a $562 charge during fiscal 2008, which included $258 provision for asset impairment and $304 accrual for lease exit costs. In the fourth quarter of fiscal 2008, the Company closed one of its corporate-owned stores. The Company recorded a $738 charge during fiscal 2008, which included $521 provision for asset impairment and $216 accrual for lease exit costs. The fair market values were estimated using an expected present value technique.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2009, the Company recorded a charge of $372 in provision for impairment and lease exit costs related to certain locations and reversed provision for impairment and lease exit costs of $861 previously recorded in the fourth quarter of fiscal 2008.

A reconciliation of the associated accrued liability is as follows:

	Lease Exit and
	Other Related Costs	Asset Impairment	Total

Accrued liability at February 1, 2009	$1,189	$—	$1,189
Costs incurred	1,572	—	1,572
Cash payments	(1,100)	—	(1,100)
Reversals	(861)	—	(861)

Accrued liability at January 31, 2010	$800	$—	$800

19	DISCONTINUED OPERATIONS

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

The results of discontinued operations are summarized as follows:

	Year Ended	Year Ended
	January 31,	February 1,
	2010	2009

Revenue	$—	$2,482
Expenses	—	(3,718)
Minority interest	—	98

Net loss on discontinued operations	$—	$(1,138)

The net loss from discontinued operations represents all activity up to January 31, 2010.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present our unaudited quarterly results of operations for each of the eight fiscal quarters in the period ended January 31, 2010. You should read the following tables in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. We have prepared the information below on a basis consistent with our audited consolidated financial statements and have included all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. Our historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2009				Fiscal 2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
				(In thousands) (unaudited)
Consolidated statements of income:
Net revenue	$160,606	$112,891	$97,721	$81,680	$103,921	$87,047	$85,484	$77,036
Cost of goods sold	74,046	56,553	52,557	46,656	52,261	45,154	41,108	36,898

Gross profit	86,560	56,338	45,164	35,024	51,660	41,893	44,376	41,138

Operating expenses:
Selling, general and administrative expenses	44,929	35,412	30,649	25,171	31,214	28,838	28,833	29,213
Provision for impairment and lease exit costs	196	—	183	—	4,405	—	—	—

Income from operations	41,435	20,926	14,332	9,853	16,041	13,055	15,543	11,925
Other income (expense), net	66	(3)	23	78	210	145	211	255

Income before provision for income taxes	41,501	20,923	14,355	9,931	16,251	13,200	15,754	12,180
Provision for income taxes	13,050	6,855	5,111	3,413	5,313	4,370	3,415	3,786

Net income from continuing operations	28,451	14,068	9,244	6,518	10,938	8,830	12,339	8,394

Net income (loss) from discontinued operations	—	—	—	—	—	4	(1,192)	50

Net income	$28,451	$14,068	$9,244	$6,518	$10,938	$8,834	$11,147	$8,444

Basic earnings (loss) per share
Continuing operations	$0.40	$0.20	$0.13	$0.09	$0.16	$0.13	$0.18	$0.13
Discontinued operations	—	—	—	—	—	—	(0.02)	—

Net basic earnings per share	$0.40	$0.20	$0.13	$0.09	$0.16	$0.13	$0.16	$0.13
Diluted earnings (loss) per share
Continuing operations	$0.40	$0.20	$0.13	$0.09	$0.16	$0.13	$0.18	$0.12
Discontinued operations	—	—	—	—	—	—	(0.02)	—

Net diluted earnings per share	$0.40	$0.20	$0.13	$0.09	$0.16	$0.13	$0.16	$0.12

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of January 31, 2010. The effectiveness of our internal control over financial reporting as of January 31, 2010 has been audited by PricewaterhouseCoopers LLP our independent auditors, who have expressed an opinion in their report on page 52 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 31, 2010, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance.”

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

The information required by this item is incorporated by reference to our 2010 Proxy Statement under the captions “Executive Compensation” and “Other Forms of Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers.”

Equity Compensation Plan Information (as of January 31, 2010)

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans(1)

Equity compensation plans approved by stockholders	2,194,298	$14.08	7,684,421
Equity compensation plans not approved by stockholder	—	—	—

Total	2,194,298	$14.08	7,684,421

(1)	This amount represents 4,810,928 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2007 Equity Incentive Plan and 2,873,493 shares of our common stock available for future issuance pursuant to our Employee Share Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2010 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our 2010 Proxy Statement under the caption “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2. Financial Statement Schedules.

Schedule II

Valuation and Qualifying Accounts

	Balance at	Charged to	Write-offs
	Beginning of	Costs and	Net of	Balance at
Description	Year	Expenses	Recoveries	End of Year

Shrink Provision on Finished Goods
For the year ended February 3, 2008	$(159,570)	$(1,020,105)	$984,780	$(194,895)
For the year ended February 1, 2009	(194,895)	(1,518,130)	952,894	(760,131)
For the year ended January 31, 2010	(760,131)	(3,439,973)	2,588,758	(1,611,346)
Valuation Allowance on Raw Materials
For the year ended February 3, 2008	$(728,285)	$(456,170)	$1,184,455	$—
For the year ended February 1, 2009	—	—	—	—
For the year ended January 31, 2010	—	(200,000)	—	(200,000)
Valuation Allowance on Finished Goods
For the year ended February 3, 2008	$(233,209)	$(152,417)	$85,141	$(300,485)
For the year ended February 1, 2009	(300,485)	(433,055)	158,928	(574,612)
For the year ended January 31, 2010	(574,612)	(427,591)	241,035	(761,168)
Sales Allowances
For the year ended February 3, 2008	$(275,710)	$(252,180)	$—	$(527,890)
For the year ended February 1, 2009	(527,890)	246,653	—	(281,237)
For the year ended January 31, 2010	(281,237)	(25,500)	—	(306,738)
Valuation Allowance on Deferred Income Taxes
For the year ended February 3, 2008	$2,067,789	$334,153	$—	$2,401,942
For the year ended February 1, 2009	2,401,942	(1,845,688)	—	556,254
For the year ended January 31, 2010	556,254	(455,887)	—	100,367

3. Exhibits

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1		Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007
3.2		Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007
3.3		Second Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	4/2/2008
3.4		Third Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009
4.1		Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007
10.1	*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007
10.2	*	Form of Non-Qualified Stock Option Award Agreement under 2007 Equity Incentive Plan		S-1/A	10.2	001-33608	7/9/2007
10.3	*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007
10.4	*	Employment and Restrictive Covenant Agreement with Dennis Wilson dated as of December 5, 2005		S-1	10.5	333-142477	5/1/2007
10.5	*	Offer Letter with John Currie dated December 20, 2006		S-1	10.7	333-142477	5/1/2007
10.6		Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007
10.7		Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007
10.8		Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007
10.9		Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007
10.10		Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007
10.11		Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

10.12		Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007
10.13		Lease for 2285 Clark Drive, Vancouver, British Columbia, Canada dated as of January 25, 2006		S-1	10.17	333-142477	5/1/2007
10.14		Lease for 5595 Trapp Avenue, Burnaby, British Columbia, Canada dated as of December 15, 2006		S-1	10.21	333-142477	5/1/2007
10.15	*	Outside Director Compensation Plan		10-Q	10.4	001-33608	11/29/2007
10.16		Agreement dated February 3, 2008 by and among David Andrew Lawn, lululemon canada inc. and Lululemon Athletica (Australia) Pty. Ltd. (including certain amendments to the franchise agreement)		S-1/A	10.31	333-142477	6/11/2007
10.17		Contribution Agreement dated July 26, 2007 by and among lululemon athletica inc., Slinky Financial ULC and each of the other parties named therein		10-Q	10.9	001-33608	9/10/2007
10.18	*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007
10.19	*	Executive Employment Agreement with Christine M. Day, dated effective as of August 1, 2008		8-K	10.1	001-33608	7/30/2008
10.20	*	2008 Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	5/6/2008
10.21	*	2009 Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	3/31/2009
10.22	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and John E. Currie	X
10.23	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer	X
10.24	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Sheree Waterson	X
10.25	*	Form of Performance Share Agreement under 2007 Equity Incentive Plan	X
21.1		Subsidiaries of lululemon athletica inc.		10-K	21.1	001-33608	3/27/2009
23.1		Consent of PricewaterhouseCoopers LLP	X

Exhibit		Filed	Incorporated by Reference
No	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Denotes a compensatory plan, contract or arrangement, in which the Registrant’s directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ Christine M. Day
Christine M. Day
Chief Executive Officer (Principal Executive
Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christine M. Day and John E. Currie and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christine M. Day Christine M. Day	Director and Chief Executive Officer (Principal Executive Officer)	March 24, 2010

/s/ John E. Currie John E. Currie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2010

/s/ Dennis J. Wilson Dennis J. Wilson	Chairman of the Board	March 24, 2010

/s/ Michael Casey Michael Casey	Director	March 24, 2010

/s/ RoAnn Costin RoAnn Costin	Director	March 24, 2010

/s/ R. Brad Martin R. Brad Martin	Director	March 24, 2010

/s/ Martha A.M. Morfitt Martha A.M. Morfitt	Director	March 24, 2010

/s/ David M. Mussafer David M. Mussafer	Director	March 24, 2010

Signature	Title	Date

/s/ Rhoda M. Pitcher Rhoda M. Pitcher	Director	March 24, 2010

/s/ Thomas G. Stemberg Thomas G. Stemberg	Director	March 24, 2010

Exhibit Index

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1		Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007
3.2		Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007
3.3		Second Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	4/2/2008
3.4		Third Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009
4.1		Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007
10.1	*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007
10.2	*	Form of Non-Qualified Stock Option Award Agreement under 2007 Equity Incentive Plan		S-1/A	10.2	001-33608	7/9/2007
10.3	*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007
10.4	*	Employment and Restrictive Covenant Agreement with Dennis Wilson dated as of December 5, 2005		S-1	10.5	333-142477	5/1/2007
10.5	*	Offer Letter with John Currie dated December 20, 2006		S-1	10.7	333-142477	5/1/2007
10.6		Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007
10.7		Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007
10.8		Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007
10.9		Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007
10.10		Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007
10.11		Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

10.12		Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007
10.13		Lease for 2285 Clark Drive, Vancouver, British Columbia, Canada dated as of January 25, 2006		S-1	10.17	333-142477	5/1/2007
10.14		Lease for 5595 Trapp Avenue, Burnaby, British Columbia, Canada dated as of December 15, 2006		S-1	10.21	333-142477	5/1/2007
10.15	*	Outside Director Compensation Plan		10-Q	10.4	001-33608	11/29/2007
10.16		Agreement dated February 3, 2008 by and among David Andrew Lawn, lululemon canada inc. and Lululemon Athletica (Australia) Pty. Ltd. (including certain amendments to the franchise agreement)		S-1/A	10.31	333-142477	6/11/2007
10.17		Contribution Agreement dated July 26, 2007 by and among lululemon athletica inc., Slinky Financial ULC and each of the other parties named therein		10-Q	10.9	001-33608	9/10/2007
10.18	*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007
10.19	*	Executive Employment Agreement with Christine M. Day, dated effective as of August 1, 2008		8-K	10.1	001-33608	7/30/2008
10.20	*	2008 Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	5/6/2008
10.21	*	2009 Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	3/31/2009
10.22	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and John E. Currie	X
10.23	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer	X
10.24	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Sheree Waterson	X
10.25	*	Form of Performance Share Agreement under 2007 Equity Incentive Plan	X
21.1		Subsidiaries of lululemon athletica inc.		10-K	21.1	001-33608	3/27/2009
23.1		Consent of PricewaterhouseCoopers LLP	X

Exhibit		Filed	Incorporated by Reference
No	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Denotes a compensatory plan, contract or arrangement, in which the Registrant’s directors or executive officers may participate.