Form 10-Q
period 2010-05-02
lululemon athletica inc.
filed 2010-06-10
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33608

lululemon athletica inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3842867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2285 Clark Drive, Vancouver, British Columbia	V5N 3G9 (Zip Code)
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

At June 7, 2010, there were 51,437,516 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At June 7, 2010, there were outstanding 19,318,844 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at June 7, 2010, the registrant had outstanding 19,318,844 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	May 2,	January 31,
	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$173,640	$159,573
Accounts receivable	9,177	8,238
Inventories	50,750	44,070
Prepaid expenses and other current assets	5,876	4,529

	239,443	216,410
Property and equipment, net	63,844	61,591
Goodwill and intangible assets, net	8,096	8,050
Deferred income taxes	15,352	15,102
Other non-current assets	6,355	6,105

	$333,090	$307,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,019	$11,028
Accrued liabilities	20,280	17,207
Accrued compensation and related expenses	6,508	10,626
Income taxes payable	1,961	7,742
Unredeemed gift card liability	9,649	11,699
Other current liabilities	380	376

	46,797	58,678
Other non-current liabilities	16,342	15,472
Deferred income taxes	2,155	—

	65,294	74,150

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000 shares authorized, issued and outstanding 19,321 and 19,383 shares	—	—
Special voting stock, $0.00001 par value, 30,000 shares authorized, issued and outstanding 19,321 and 19,383 shares	—	—
Common stock, $0.01 par value, 200,000 shares authorized, issued and outstanding 51,431 and 51,126 shares	514	511
Additional paid-in capital	165,627	158,921
Retained earnings	87,397	67,809
Accumulated other comprehensive income	14,258	5,867

	267,796	233,108

	$333,090	$307,258

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended May 2,	Ended May 3,
	2010	2009
	(Unaudited)

Net revenue	$138,297	$81,680
Cost of goods sold	63,940	46,656

Gross profit	74,357	35,024
Selling, general and administrative expenses	41,883	25,171

Income from operations	32,474	9,853
Other income (expense), net	161	78

Income before provision for income taxes	32,635	9,931
Provision for income taxes	13,047	3,413

Net income	$19,588	$6,518

Net basic earnings per share	$0.28	$0.09
Net diluted earnings per share	$0.27	$0.09
Basic weighted-average number of shares outstanding	70,599	70,131
Diluted weighted-average number of shares outstanding	71,582	70,331

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Exchangeable		Special Voting		Common
	Stock		Stock		Stock		Additional		Other
		Par		Par		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Total
	(Unaudited)

Balance at January 31, 2010	19,383	$—	19,383	$—	51,126	$511	$158,921	$67,809	$5,867	$233,108
Comprehensive income:
Net income								19,588		19,588
Foreign currency translation adjustment									8,391	8,391

Comprehensive income										27,979
Stock-based compensation							1,726			1,726
Excess tax benefit from stock-based compensation							3,233			3,233
Common stock issued upon exchange of exchangeable shares	(62)		(62)		62	1	(1)			—
Restricted stock issuance					2	—	—			—
Stock options exercised					241	2	1748			1,750

Balance at May 2, 2010	19,321	$—	19,321	$—	51,431	$514	$165,627	$87,397	$14,258	$267,796

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Thirteen Weeks	Thirteen Weeks
	Ended May 2,	Ended May 3,
	2010	2009
	(Unaudited)

Cash flows from operating activities
Net income	$19,588	$6,518
Items not affecting cash
Depreciation and amortization	5,388	4,278
Stock-based compensation	1,726	1,369
Deferred income taxes	5,145	508
Excess tax benefits from stock-based compensation	(3,233)	(192)
Other, including net changes in other non-cash balances
Prepaid expenses and other current assets	(1,255)	(1,965)
Inventories	(5,366)	8,269
Accounts payable	(2,718)	(622)
Accrued liabilities	3,584	(11,590)
Income taxes payable	(5,488)	(2,062)
Other non-cash balances	(4,799)	(1,692)

Net cash provided by operating activities	12,572	2,819

Cash flows from investing activities
Purchase of property and equipment	(5,878)	(2,281)
Investments in and advances to franchises	(279)	(274)

Net cash used in investing activities	(6,157)	(2,555)

Cash flows from financing activities
Proceeds from exercise of stock options	1,749	158
Excess tax benefits from stock-based compensation	3,233	192

Net cash provided by financing activities	4,982	350

Effect of exchange rate changes on cash	2,670	1,860

Increase in cash and cash equivalents	14,067	2,474
Cash and cash equivalents, beginning of period	$159,573	$56,797

Cash and cash equivalents, end of period	$173,640	$59,271

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, through independent franchises and through a network of wholesale accounts. The Company’s primary markets are Canada, the United States and Australia, where 44, 70 and nil corporate-owned stores were in operation as at May 2, 2010, respectively. There were 114 and 110 corporate-owned stores in operation as of May 2, 2010 and January 31, 2010, respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of May 2, 2010 and for the thirteen weeks ended May 2, 2010 and May 3, 2009 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 31, 2010 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 31, 2010, included in Item 8 in the fiscal 2009 Annual Report on Form 10-K. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on March 25, 2010.

The Company’s fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2010 will end on January 30, 2011.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United States income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $114,933 and $110,849 at May 2, 2010 and January 31, 2010, respectively. The Company recorded a deferred tax liability of $2,162 in the first quarter of fiscal 2010 for the estimated future income taxes and foreign withholding taxes attributable to the undistributed earnings of foreign subsidiaries for which it does not have plans for reinvestment in the operations of such subsidiaries.

Recently adopted accounting policies

In June 2009, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“ASC 810”), which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder a primary beneficiary of the VIE. The amendment was effective for the Company at the beginning of fiscal 2010. The Company has determined that the adoption of the amendment was immaterial on its consolidated financial statements.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans, which are either provided by a principal stockholder of the Company or by the Company directly.

Stock-based compensation expense charged to income for the plans was $1,726 and $1,369 for the thirteen weeks ended May 2, 2010 and May 3, 2009, respectively. Total unrecognized compensation cost as at May 2, 2010 was $16,993 for all stock option plans, which is expected to be recognized over a weighted-average period of 2.7 years.

Company stock options and performance stock units

A summary of the Company’s stock option, performance stock unit and restricted share activity as of May 2, 2010 and changes during the period then ended is presented below:

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Stock	Exercise	Performance	Grant	Restricted	Grant
	Options	Price	Units	Fair Value	Shares	Fair Value

Balance at January 31, 2010	2,194	$14.08	—	$—	15	$13.83
Granted	85	$34.00	69	41.22	2	28.32
Exercised	241	$7.27	—	—	—	—
Forfeited	45	$17.90	2	41.22	—	—

Balance at May 2, 2010	1,993	$15.65	67	$41.22	17	$15.13

Exercisable at May 2, 2010	404	$12.74	—	$—	—	$—

The Company’s performance stock units are awarded to eligible employees and entitle the grantee to receive up to 1.5 shares of common stock per performance stock unit if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of performance stock units is based on the closing price of the Company’s common stock on the award date. Expense for performance stock units is recognized when it is probable the performance goal will be achieved.

Stockholder- sponsored stock options

During the thirteen weeks ended May 2, 2010 holders of exchangeable shares converted 62 exchangeable shares into 62 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

During the thirteen weeks ended May 2, 2010 there were no grants or forfeitures related to any of the stock options issued and outstanding under the stockholder-sponsored awards.

Employee stock purchase plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of the Company’s common stock under the ESPP. Additionally, the Company or the subsidiary of the Company employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of the Company’s common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000 shares. During the quarter ended May 2, 2010, there were 11 shares purchased under the ESPP, which were funded by the Company through open market purchases.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	LEGAL PROCEEDINGS

On April 2, 2009, three former hourly Company employees filed a class action lawsuit in San Diego Superior Court, California, entitled Mia Stephens et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various California Labor Code sections by requiring employees to wear lululemon clothing during working hours without reimbursing such employees for the cost of the clothing and by paying certain bonus payments to its employees in the form of lululemon gift cards redeemable only for lululemon merchandise. The complaint also alleges that the Company owes waiting time penalties as the result of failing to pay employees all wages due at the time of termination. The Company and the plaintiffs have reached an agreement on settlement terms and the agreement has received tentative approval from the court. Plaintiffs and the Company must now go through the process of obtaining final approval.

On March 26, 2009, a former hourly Company employee filed a class action lawsuit in Orange County Superior Court, California, entitled Brett Kohlenberg et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various California Labor Code sections by failing to pay its employees for certain rest and meal breaks and “off the clock” work, and for penalties related to waiting times and failure to provide itemized wage statements. The Company and the plaintiffs have reached an agreement on settlement terms and the agreement has received tentative approval from the court. Plaintiffs and the Company must now go through the process of obtaining final approval.

The Company is a party to various other legal proceedings arising in the ordinary course of its business, but the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 5.	EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks	Thirteen Weeks
	Ended May 2,	Ended May 3,
	2010	2009

Net income	$19,588	$6,518
Basic weighted-average number of shares outstanding	70,599	70,131
Effect of stock options assume exercised	983	200

Diluted weighted-average number of shares outstanding	71,582	70,331
Net basic earnings per share	$0.28	$0.09
Net diluted earnings per share	$0.27	$0.09

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirteen weeks ended May 2, 2010 and May 3, 2009, 85 and 2,171 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	May 2,	January 31,
	2010	2010

Accounts receivable:
Trade accounts receivable	$5,268	$4,656
Miscellaneous receivables	3,909	3,582

	$9,177	$8,238

Inventories:
Finished goods	$52,387	$45,181
Raw materials	1,882	1,461
Provision to reduce inventory to market value	(3,519)	(2,572)

	$50,750	$44,070

Property and equipment:
Leasehold improvements	$68,479	$63,999
Furniture and fixtures	17,747	17,776
Computer hardware and software	28,631	25,194
Equipment and vehicles	478	428
Accumulated amortization and depreciation	(51,491)	(45,806)

	$63,844	$61,591

Goodwill and intangible assets:
Goodwill	$738	$738
Changes in foreign currency exchange rates	208	161

	946	899

Reacquired franchise rights	10,162	10,162
Non-competition agreements	694	694
Accumulated amortization	(5,383)	(4,868)
Changes in foreign currency exchange rates	1,677	1,163

	7,150	7,151

	$8,096	$8,050

Other non-current assets:
Prepaid rent and security deposits	$982	$945
Deferred lease cost	1,421	1,487
Advances to and investments in franchise	3,952	3,673

	$6,355	$6,105

Accrued liabilities:
Inventory purchases	$7,967	$7,664
Sales tax collected	3,584	2,758
Accrued rent	1,583	1,771
Lease exit costs	800	800
Other	6,346	4,214

	$20,280	$17,207

Other non-current liabilities:
Deferred lease liability	$11,353	$10,822
Tenant inducements	4,989	4,650

	$16,342	$15,472

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	SEGMENT REPORTING

The Company reports segments based on the financial information it uses in managing its business. Previously, the Company reported its franchise channel as an operating segment, however it has accounted for less than 10% of net revenue from operations in each of fiscal 2009 and fiscal 2008. Opening new franchise stores is not a significant part of the Company’s near-term growth strategy and the Company does not expect that the revenue derived from franchises to be greater than 10% of net revenue in future years. Therefore, the Company has re-evaluated segment reporting in the first quarter of fiscal 2010. The Company’s reportable segments are comprised of corporate-owned stores, direct to consumer and other. Direct to consumer includes sales from the Company’s e-commerce website and phone sales. Franchise sales, wholesale, showrooms sales and outlet sales have been combined into other. Information for these segments is detailed in the table below:

	Thirteen Weeks	Thirteen Weeks
	Ended May 2,	Ended May 3,
	2010	2009

Net revenue:
Corporate-owned stores	$115,574	$72,902
Direct to consumer	9,142	869
Other	13,581	7,909

	$138,297	$81,680

Income from operations before general corporate expense:
Corporate-owned stores	$45,955	$21,687
Direct to consumer	3,242	365
Other	4,632	2,198

	53,829	24,250
General corporate	21,355	14,397

Net operating income	32,474	9,853
Other income (expense), net	161	78

Income before income taxes	$32,635	$9,931

Capital expenditures:
Corporate-owned stores	$2,242	$1,013
Corporate	3,636	1,267

	$5,878	$2,280

Depreciation:
Corporate-owned stores	$3,771	$3,066
Corporate	1,617	1,212

	$5,388	$4,278

NOTE 8.	SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date through to the date which the financial statements are issued, for potential recognition or disclosure in its consolidated financial statements in accordance with ASC Topic 855, Subsequent Events, (“ASC 855”).

On May 12, 2010, the Company increased its investment in its Australian franchise partner for cash consideration plus working capital adjustments. The Company’s investment has increased from a 13% equity investment to an 80% controlling interest. The Company will consolidate the investment with its results beginning May 12, 2010 in accordance with ASC 810.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this Form 10-Q and any documents incorporated herein by reference constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and elsewhere in this report.

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

Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally gives rise to an additional week, resulting in a 53 week year. Fiscal 2010 will end on January 30, 2011.

Overview

The world economy and capital markets have shown some signs of improvement, including increased consumer spending. However, many companies and consumers continue to be impacted by turmoil and volatility, including effects of events occurring in Europe’s financial markets. This has proven to be challenging for retailers in past periods, where unprecedented declines in comparable store sales were posted. Although our current quarter results demonstrate the success of our efforts to overcome instability in the economy, the current market volatility may still negatively affect our financial results in future periods.

In fiscal 2008, as a response to the challenges in the world economy, we proposed several steps to maintain our results and address our cost structure. These steps, which we discussed in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 27, 2009, included the development and implementation of several important initiatives as part of our strategy designed to increase customer traffic in our corporate-owned store locations, reduce infrastructure expenses and improve our operating results.

We believe that through strong execution of this plan in fiscal 2009 we were well placed in the market to succeed. We were able to introduce a new sales channel (e-commerce) which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. In fiscal 2010 we have begun to execute a new plan for growth, which includes investment in our existing stores and expanding into new markets where we see opportunities for success.

We realized positive effects of cost reductions and efficiency initiatives through fiscal 2009. While we have committed to investment in stores, people and infrastructure enhancements and funding working capital requirements in fiscal 2010, we remain conscious of our discretionary spending. These expenditures are designed to position our business for long-term profitable growth and protect our brand integrity.

We believe our continued strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives we implemented at the end of fiscal 2008 as well as make investments at strategic times which will benefit our company.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of May 2, 2010, our branded apparel was principally sold through 128 corporate-owned and franchise stores that are primarily located in Canada, the United States and Australia, and via our retail website through our direct to consumer channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the first quarter of fiscal 2010, approximately 56% of our net revenue was derived from sales of our products in Canada, 44% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America.

Our net revenue has grown from $40.7 million in fiscal 2004 to $452.9 million in fiscal 2009. This represents a compound annual growth rate of 62%. Our net revenue also increased from $81.7 million in the first quarter of fiscal 2009 to $138.3 million in the first quarter of fiscal 2010, representing a 69% increase. Our increase in net revenue from fiscal 2004 to fiscal 2009 resulted from the addition of retail locations in North America, including seven net openings in fiscal 2009, 34 net openings in fiscal 2008 and 31 net openings in fiscal 2007, and comparable store sales growth as high as 34%, which we realized in fiscal 2007. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment is an increasingly substantial part of our business, representing 7% of our net revenues in the first quarter of fiscal 2010, 4% of our net revenue in fiscal 2009 and less than 1% of our net revenue in fiscal 2008. Expanding this sales channel is a significant part of our near-term growth strategy, and we therefore expect the revenue derived from our direct to consumer sales to comprise more than 10% of the net revenue we report in future fiscal years. Our other operations, which include franchise sales, wholesale, showrooms sales and outlet sales, each accounted for less than 10% of our net revenues from continuing operations in each of the first quarter of fiscal 2010, fiscal 2009 and fiscal 2008. We previously reported our franchise channel as an operating segment, however opening new franchise stores is not a significant part of our near-term store growth strategy, and as such we expect net revenue from our franchise stores to continue to decrease, including as a percentage of total net revenue, in future years.

Results of Operations

First Quarter Results

The following table summarizes key components of our results of operations for the thirteen week periods ended May 2, 2010 and May 3, 2009. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended May 2, 2010 and
	May 3, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Net revenue	$138,297	$81,680	100.0	100.0
Cost of goods sold	63,940	46,656	46.2	57.1

Gross profit	74,357	35,024	53.8	42.9
Selling, general and administrative expenses	41,883	25,171	30.3	30.8

Income from operations	32,474	9,853	23.5	12.1
Other income (expense), net	161	78	0.1	0.1

Income before provision for income taxes	32,635	9,931	23.6	12.2
Provision for income taxes	13,047	3,413	9.4	4.2

Net income	$19,588	$6,518	14.2	8.0

Net Revenue

Net revenue increased $56.6 million, or 69%, to $138.3 million for the first quarter of fiscal 2010 from $81.7 million for the first quarter of fiscal 2009. Assuming the average exchange rate between the Canadian and United States dollars for the first quarter of fiscal 2009 remained constant, our net revenue would have increased $43.1 million, or 53%, for the first quarter of fiscal 2010.

The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores opened and the growth of our e-commerce website sales included in our direct to consumer segment. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores.

Our net revenue on a segment basis for the thirteen week periods ended May 2, 2010 and May 3, 2009 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended May 2, 2010 and
	May 3, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$115,574	$72,902	83.6	89.3
Direct to consumer	9,142	869	6.6	1.1
Other	13,581	7,909	9.8	9.6

Net revenue	$138,297	$81,680	100.0	100.0

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $42.7 million, or 59%, to $115.6 million in the first quarter of fiscal 2010 from $72.9 million in the first quarter of fiscal 2009. The following contributed to the $42.7 million increase in net revenue from our corporate-owned stores segment:

•	Comparable store sales increase of 35% in the first quarter of fiscal 2010 resulted in a $24.0 million increase to net revenue, excluding the effect of foreign currency fluctuations. Including the effect of foreign currency fluctuations, comparable store sales increased 51%, or $35.0 million, in the first quarter of fiscal 2010; and

•	Net revenue from corporate-owned stores we opened subsequent to May 3, 2009, and therefore not included in the comparable store sales growth, contributed $9.0 million of the increase. Net new store openings since the first quarter of fiscal 2009 included two stores in Canada and nine stores in the United States.

The increase was partially offset by a decrease in net revenue related to gift card breakage. In the first quarter of fiscal 2009 we recorded a one-time credit of $1.3 million related to a change in our estimated rate of redemption.

Direct to Consumer.  Net revenue from our direct to consumer segment increased $8.3 million, or 952%, to $9.1 million in the first quarter of fiscal 2010 from $0.9 million in the first quarter of fiscal 2009. The increase was a result of net revenue from our e-commerce website, which was launched towards the end of the first quarter of fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales.

Other.  Net revenue from our other segment increased $5.7 million, or 72%, to $13.6 million in the first quarter of fiscal 2010 from $7.9 million in the first quarter of fiscal 2009. There were increases in net revenues across all operating channels included in our other segment: franchises, wholesale, showrooms and outlets. Our other segment continues to grow year over year through new showroom and outlet locations, new wholesale partners and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $39.3 million, or 112%, to $74.4 million for the first quarter of fiscal 2010 from $35.0 million for the first quarter of fiscal 2009. Increased net revenues as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our production, design, distribution and merchandising departments.

Gross profit as a percentage of net revenue, or gross margin, increased by 1090 basis points, to 53.8% in the first quarter of fiscal 2010 from 42.9% in the first quarter of fiscal 2009. The increase in gross margin resulted primarily from:

•	an increase in corporate-owned stores, direct to consumer and other product margins, which contributed to an increase in gross margin of 480 basis points as a result of improved product costing on our spring merchandise and strong sell through which minimized markdowns and discounts;

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 380 basis points;

•	an improvement in the Canadian dollar, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 200 basis points; and

•	a decrease in expenses related to our production, design, distribution and merchandising departments, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 30 basis points.

Our cost of goods sold in the first quarter of fiscal 2010 and fiscal 2009 included $0.3 million and $0.2 million, respectively, of stock-based compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.7 million, or 66%, to $41.9 million in the first quarter of fiscal 2010 from $25.2 million in the first quarter of fiscal 2009. The $16.7 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $6.4 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, showrooms, outlets and other;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $2.7 million as a result of the expansion of our business;

•	an increase in administrative costs related to our direct to consumer segment, primarily associated with the launch towards the end of the first quarter of fiscal 2009 of our e-commerce website, of $2.3 million;

•	an increase in professional fees, of $2.2 million, which includes consulting fees for recruiting, store development and information systems, legal fees associated with reacquisition of franchise rights, employment matters and legal settlement costs;

•	an increase in head office employee costs, including options expense and management incentive-based compensation, of $1.9 million as to position us well for long-term growth;

•	an increase in marketing efforts, including Olympic initiatives, of $1.1 million to increase our brand awareness in both new and existing markets

As a percentage of net revenue, selling, general and administrative expenses decreased 50 basis points, to 30.3% from 30.8%. The improvement was largely due to leverage associated with increased net revenues.

Our selling, general and administrative expenses in the first quarter of fiscal 2010 and fiscal 2009 included $1.3 million and $1.2 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $22.6 million, or 230%, to $32.5 million in the first quarter of fiscal 2010 from $9.9 million in the first quarter of fiscal 2009. The increase was a result of increased gross profit of $39.3 million, partially offset by increased selling, general and administrative costs of $16.7 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses such as corporate employee costs, travel expenses and corporate rent. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our production, design, distribution and merchandising departments have been allocated to this segment.

Income from operations (before general corporate expenses) for the thirteen weeks ended May 2, 2010 and May 3, 2009 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirteen Weeks Ended May 2, 2010 and
	May 3, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$45,955	$21,687	39.7	29.7
Direct to consumer	3,242	365	35.5	42.0
Other	4,632	2,198	34.3	27.8

Income from operations before general corporate expense	$53,829	$24,250

Corporate-Owned Stores.  Net income from our corporate-owned stores segment increased $24.3 million, or 112%, to $50.0 million for the first quarter of fiscal 2010 from $21.7 million for the first quarter of fiscal 2009 primarily due to an increase of $31.0 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores.

Direct to Consumer.  Net income from our direct to consumer segment increased $2.9 million, or 789%, to $3.2 million for the first quarter of fiscal 2010 from $0.4 million for the first quarter of fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales. The addition of our e-commerce website towards the end of the first quarter of fiscal 2009 has driven the increase in income from operations for our direct to consumer segment.

Other.  Net income from our other segment increased $2.4 million, or 111%, to $4.6 million for the first quarter of fiscal 2010 from $2.2 million for the first quarter of fiscal 2009. Gross profit related to our other segment increased $4.1 million in the first quarter of fiscal 2010 from the first quarter of fiscal 2009 primarily due to a higher proportion of full margin sales channels in the current period, such as our showroom sales channel, than in the same period of last year. There was an increase in selling, general and administrative expenses as a result of opening and operating an increased number of showrooms in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, which offset a portion of the gross profit increase.

Other Income, Net

Other income, net increased $0.1 million, or 106%, to $0.2 million in the first quarter of fiscal 2010 from $0.1 million in the first quarter of fiscal 2009. The increase was primarily a result of improved results from our equity investment in Australia.

Provision for Income Taxes

Provision for income taxes increased $9.6 million, or 282%, to $13.0 million in the first quarter of fiscal 2010 from $3.4 million in the first quarter of fiscal 2009. In the first quarter of fiscal 2010, our effective tax rate was 40.0% compared to 34.4% in the first quarter of fiscal 2009. The increase in the effective tax rate was primarily a result of recording a deferred tax liability of $2.1 million in the first quarter of fiscal 2010 for estimated future income taxes and foreign withholding taxes attributable to the undistributed earnings of foreign subsidiaries which are in excess of our reinvestment plans for such subsidiaries.

Net Income

Net income increased $13.1 million to $19.6 million for the first quarter of fiscal 2010 from $6.5 million for the first quarter of fiscal 2009. The increase in net income of $13.1 million for the first quarter of fiscal 2010 was a result of an increase in gross profit of $39.3 million resulting from decreased product costs, including improved foreign exchange differences, and an increase in other income, net of $0.1 million, offset by increases in selling, general and administrative expenses of $16.7 million and an increase of $9.6 million in provision for income taxes.

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

At May 2, 2010, our working capital (excluding cash and cash equivalents) was $19.0 million and our cash and cash equivalents were $173.6 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended May 2,	Ended May 3,
	2010	2009
	(In thousands)

Total cash provided by (used in):
Operating activities	$12,572	$2,819
Investing activities	(6,157)	(2,555)
Financing activities	4,982	350
Effect of exchange rate changes	2,670	1,860

Increase in cash and cash equivalents	$14,067	$2,474

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts receivable, inventories, accounts payable and accrued expenses.

Cash provided by operating activities increased $9.8 million, to $12.6 million for the first quarter of fiscal 2010 compared to $2.8 million for the first quarter of fiscal 2009. The $9.8 million increase was primarily a result of an increase in net income from operations due to improvement in store productivity, and a net decrease in the change in other working capital balances.

Investing Activities

Investing Activities relate entirely to capital expenditures and advances to and investments in franchises.

Cash used in investing activities increased $3.6 million to $6.2 million for the first quarter of fiscal 2010 from $2.6 million for the first quarter of fiscal 2009. The $3.6 million increase was a result of increased corporate-owned store openings. In the first quarter of fiscal 2010 four new corporate-owned stores were opened compared to no new corporate-owned stores opened in the first quarter of fiscal 2009.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities increased to $5.0 million for the first quarter of fiscal 2010 from $0.4 million for the first quarter of fiscal 2009.

We believe that our cash from operations and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 24 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in “Risk Factors” and elsewhere in this report. In addition, we may make discretionary capital improvements with respect to our stores, distribution facility, headquarters, or other systems, which we would expect to fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.

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

At May 2, 2010, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of May 2, 2010, letters of credit and letters of guarantee totaling $3.2 million have been issued.

Other than these standby letters of credit and guarantee, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for our 2009 fiscal year end and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

We believe that there have been no other significant changes during the thirteen weeks ended May 2, 2010 to our critical accounting policies.

Operating Locations

Our operating locations by Canadian province, U.S. state and internationally as of May 2, 2010, and the overall totals as of May 2, 2010 and January 31, 2010, are summarized in the table below. While most of our stores are branded lululemon athletica, three of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	9	—	9
British Columbia	12	—	12
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	—	1	1

Total Canada	44	1	45

United States
Arizona	1	—	1
California	19	1	20
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	2	—	2
Florida	3	—	3
Hawaii	1	—	1
Illinois	8	—	8
Maryland	2	—	2
Massachusetts	5	—	5
Michigan	1	—	1
Minnesota	1	—	1
Missouri	1	—	1
Nevada	1	—	1
New Jersey	2	—	2
New York	7	—	7
Oregon	1	—	1
Pennsylvania	2	—	2
Texas	6	—	6
Virginia	2	—	2
Washington	3	—	3

Total United States	70	4	74

International
Australia	—	9	9

Total International	—	9	9

Overall total, as of May 2, 2010	114	14	128

Overall total, as of January 31, 2010	110	14	124

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the United States dollar. Historically, our operations were based largely in Canada. As of May 2, 2010, we operated 44 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, because we recognize net revenue from sales in Canada in Canadian dollars, if the United States dollar strengthens it would have a negative impact on our Canadian operating results upon translation of those results into United States dollars for the purposes of consolidation. Any hypothetical loss in net revenue could be partially or completely offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $2.0 million for the first quarter of fiscal 2010. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaced our previous credit facility. Because our revolving credit facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. At May 2, 2010, we had no outstanding borrowings on our revolving facility. We do not believe we currently are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions to be made regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a quarterly basis, and as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 2, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 2, 2010, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended May 2, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 2, 2009, three of our former hourly employees filed a class action lawsuit in San Diego Superior Court, California, entitled Mia Stephens et al v. lululemon athletica inc. The lawsuit alleges that we violated various California Labor Code sections by requiring employees to wear lululemon clothing during working hours without reimbursing such employees for the cost of the clothing and by paying certain bonus payments to our employees in the form of lululemon gift cards redeemable only for lululemon merchandise. The complaint also alleges that we owe waiting time penalties as the result of failing to pay employees all wages due at the time of termination. We and the plaintiffs have reached an agreement on settlement terms and the agreement has received tentative approval from the court. The parties must now go through the process of obtaining final approval.

On March 26, 2009, one of our former hourly employees filed a class action lawsuit in Orange County Superior Court, California, entitled Brett Kohlenberg et al v. lululemon athletica inc. The lawsuit alleges that we violated various California Labor Code sections by failing to pay our employees for certain rest and meal breaks and “off the clock” work, and for penalties related to waiting times and failure to provide itemized wage statements. We and the plaintiffs have reached an agreement on settlement terms and the agreement has received tentative approval from the court. The parties must now go through the process of obtaining final approval.

We are, from time to time, involved in routine legal matters incidental to our business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on our continued financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below. In addition, historical trends should not be used to anticipate results or trends in future periods. Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below.

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

We have expanded our operations rapidly since our inception in 1998 and we have limited operating experience at our current size. We opened our first store in Canada in 1999 and our first store in the United States in 2003. Our net revenue increased from $40.7 million in fiscal 2004 to $452.9 million in fiscal 2009, representing a compound annual increase of approximately 62%. We expect our net revenue growth rate to slow as the number of new stores that we open in the future declines relative to our larger store base. Our substantial growth to date has placed a significant strain on our management systems and resources. If our operations continue to grow, of which there can be no assurance, we will be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. Our continued growth could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, and delays in production and shipments. These difficulties would likely result in the erosion of our brand image and lead to a decrease in net revenue, income from operations and the price of our common stock.

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

Our direct to consumer channel, which includes e-commerce, is an increasingly substantial part of our business, representing approximately 7% of our net revenue in the first quarter of fiscal 2010, 4% of our revenue in fiscal 2009 and less than 1% of our net revenue in fiscal 2008. In addition to changing consumer preferences and buying trends relating to e-commerce, we are vulnerable to certain additional risks and uncertainties associated with e-commerce, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce e-commerce sales and damage our brand’s reputation.

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

We rely on our distribution facility in Vancouver, British Columbia and a distribution center located in Renton, Washington operated by a third-party vendor for substantially all of our product distribution. We also operate a distribution facility in Sumner, Washington. Our distribution facilities include computer controlled and automated equipment, which means their operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because substantially all of our products are distributed from two locations, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.

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

We plan to open new stores in the near future to add to our existing store base. Of the 128 stores in operation as of May 2, 2010, we opened four net new stores in the United States in the first quarter of fiscal 2010. We expect to open a total of eight to 11 additional stores during the remainder of fiscal 2010 in the United States and Canada. We estimate that we will incur approximately $4.5 million to $6.5 million of capital expenditures in fiscal 2010 to open these eight to 11 additional stores. In addition, our new stores may not be immediately profitable and we may incur losses until these stores become profitable. There can be no assurance that we will open the planned number of new stores in fiscal 2010. Any failure to successfully open and operate new stores will harm our results of operations.

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

Our future growth depends, to a considerable extent, on our expansion efforts outside of Canada, especially in the United States. Our current operations are based largely in Canada and the United States. As of May 2, 2010, we had 44 corporate-owned stores in Canada, 70 corporate-owned stores in the United States, five franchise stores in North America and nine franchise stores in Australia. We have limited experience with regulatory environments and market practices outside of Canada and the United States, and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of North America. As previously disclosed, we have discontinued our operations in Japan. In connection with our initial expansion efforts outside of North America, we have encountered many obstacles we do not face in Canada or the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.

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

We may not be able to maintain the levels of comparable store sales that we have experienced historically. In addition, we may not be able to replicate outside of North America our historic average sales per square foot. Our sales per square foot in stores we have opened in new markets, which have primarily been in the United States, have generally been lower than those we have been able to achieve in Canada. As sales in new markets grow to become a larger percentage of our overall sales, our average sales per square foot will likely decline. The aggregate results of operations of our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, for the three most recently ended fiscal years, our comparable store sales have ranged from a decrease of 22% in the fourth quarter of fiscal 2008 to an increase of 41% in the fourth quarter of fiscal 2007. A variety of factors affect both comparable store sales and average sales per square foot, including foreign exchange fluctuations, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to be materially lower than recent periods and our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

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

As part of our long-term growth strategy, we plan to expand our stores and sales of our products into new locations outside North America. Our successful expansion and operation of new stores outside North America may depend on our ability to find suitable partners and to successfully implement and manage joint venture relationships. If we are able to find a joint venture partner in a specific geographic area, there can be no guarantee that such a relationship will be successful. Such a relationship often creates additional risk. For example, our partners in joint venture relationships may have interests that differ from ours or that conflict with ours, such as the timing of new store openings and the pricing of our products, or our partners may become bankrupt which may as a practical matter subject us to such partners’ liabilities in connection with the joint venture. In addition, joint ventures can magnify several other risks for us, including the potential loss of control over our cultural identity in the markets where we enter into joint ventures and the possibility that our brand image could be impaired by the actions of our partners. Although we generally will seek to maintain sufficient control of any investment to permit our objectives to be achieved, we might not be able to take action without the approval of our partners. Reliance on joint venture relationships and our partners exposes us to increased risk that our joint ventures will not be successful and will result in competitive harm to our brand image that could cause our expansion efforts, profitability and results of operations to suffer.

We are subject to risks associated with leasing retail space subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our store facilities or real estate, but instead lease all of our corporate-owned stores under operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our cost of goods sold. For example, as of May 2, 2010, we were a party to operating leases associated with our corporate-owned stores as well as other corporate facilities requiring future minimum lease payments aggregating $138.6 million through January 31, 2015 and approximately $63.1 million thereafter. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our sales and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has increased over fiscal 2009 and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $2.0 million in the first quarter of fiscal 2010 and approximately $1.0 million in the first quarter of fiscal 2009. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

As of May 2, 2010, we had one franchise store in Canada, four franchise stores in the United States and nine franchise stores in Australia. Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their retail stores. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchise store operations may decline due to diverse factors beyond our control. For example, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified employees, which could harm their sales and as a result harm our results of operations or cause our brand image to suffer.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in July 2007 until May 2, 2010, the price of our common stock has ranged from a low of $4.33 to a high of $60.70 on the Nasdaq Global Select Market and from a low of CDN $5.60 to a high of CDN $58.77 on the Toronto Stock Exchange. Broad market and industry factors may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

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

Our current directors and executive officers beneficially own 34% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Certain provisions of our certificate of incorporation and bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult or impossible for a third-party to acquire control of us or effect a change in our board of directors and management. These provisions include:

•	the classification of our board of directors into three classes, with one class elected each year;

•	prohibiting cumulative voting in the election of directors;

•	the ability of our board of directors to issue preferred stock without stockholder approval;

•	the ability to remove a director only for cause and only with the vote of the holders of at least 66 2/3 % of our voting stock;

•	a special meeting of stockholders may only be called by our chairman or Chief Executive Officer, or upon a resolution adopted by an affirmative vote of a majority of the board of directors, and not by our stockholders;

•	prohibiting stockholder action by written consent; and

•	our stockholders must comply with advance notice procedures in order to nominate candidates for election to our board of directors or to place stockholder proposals on the agenda for consideration at any meeting of our stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of our common stock during the thirteen-week period ended May 2, 2010:

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

February 1, 2010 — February 28, 2010	3,670	$28.72	3,670	2,869,823
March 1, 2010 — April 4, 2010	4,412	37.09	4,412	2,865,411
April 5, 2010 — May 2, 2010	2,779	42.00	2,779	2,862,632

Total	10,861		10,861

(1)	Monthly information is presented by reference to our fiscal months during our first quarter of fiscal 2010.

(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 3,000,000.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit		Filed		Exhibit		Filing
No.	Exhibit Title	Herewith	Form	No.	File No.	Date

10.1	2010 Executive Bonus Plan	X
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ John E. Currie
John E. Currie
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: June 10, 2010

Exhibit Index

Incorporated by Reference
Exhibit		Filed		Exhibit		Filing
No.	Exhibit Title	Herewith	Form	No.	File No.	Date

10.1	2010 Executive Bonus Plan	X
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X