Form 10-Q
period 2010-08-01
lululemon athletica inc.
filed 2010-09-10
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2010
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

At September 7, 2010, there were 51,781,740 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At September 7, 2010, there were outstanding 19,110,042 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at September 7, 2010, the registrant had outstanding 19,110,042 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	August 1,	January 31,
	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$178,172	$159,573
Accounts receivable	7,851	8,238
Inventories	66,520	44,070
Prepaid expenses and other current assets	6,507	4,529

	259,050	216,410
Property and equipment, net	64,609	61,591
Goodwill and intangible assets, net	24,735	8,050
Deferred income taxes	11,715	15,102
Other non-current assets	3,587	6,105

	$363,696	$307,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,275	$11,028
Accrued liabilities	17,414	17,207
Accrued compensation and related expenses	10,090	10,626
Income taxes payable	2,419	7,742
Unredeemed gift card liability	9,266	11,699
Other current liabilities	249	376

	46,713	58,678
Other non-current liabilities	18,385	15,472
Deferred income taxes	5,284	—

	70,382	74,150

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000 shares authorized, issued and outstanding 19,169 and 19,383 shares	—	—
Special voting stock, $0.00001 par value, 30,000 shares authorized, issued and outstanding 19,169 and 19,383 shares	—	—
Common stock, $0.01 par value, 200,000 shares authorized, issued and outstanding 51,723 and 51,126 shares	517	511
Additional paid-in capital	168,616	158,921
Retained earnings	109,189	67,809
Accumulated other comprehensive income	11,032	5,867

	289,354	233,108
Non-controlling interest	3,960	—

	293,314	233,108

	$363,696	$307,258

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended August 1,	Ended August 2,	Ended August 1,	Ended August 2,
	2010	2009	2010	2009
		(Unaudited)

Net revenue	$152,208	$97,721	$290,505	$179,401
Cost of goods sold	71,910	52,557	135,850	99,213

Gross profit	80,298	45,164	154,655	80,188
Selling, general and administrative expenses	46,055	30,832	87,938	56,003

Income from operations	34,243	14,332	66,717	24,185
Other income (expense), net	2,092	23	2,254	101

Income before provision for income taxes	36,335	14,355	68,971	24,286
Provision for income taxes	14,628	5,111	27,676	8,524

Net income	21,707	9,244	41,295	15,762
Net loss attributable to non-controlling interest	(85)	—	(85)	—

Net income attributable to lululemon athletica inc.	$21,792	$9,244	$41,380	$15,762

Net basic earnings per share	$0.31	$0.13	$0.59	$0.22
Net diluted earnings per share	$0.30	$0.13	$0.58	$0.22
Basic weighted-average number of shares outstanding	70,820	69,948	70,708	70,176
Diluted weighted-average number of shares outstanding	71,750	70,401	71,692	70,473

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Exchangeable		Special Voting		Common
	Stock		Stock		Stock		Additional		Other		Non-
		Par		Par		Par	Paid-in	Retained	Comprehensive		Controlling
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Total	Interest	Total
	(Unaudited)

Balance at January 31, 2010	19,383	$—	19,383	$—	51,126	$511	$158,921	$67,809	$5,867	$233,108	$—	$233,108
Comprehensive income:
Net income								41,380		41,380		41,380
Foreign currency translation adjustment									5,165	5,165		5,165

Comprehensive income										46,545		46,545
Stock-based compensation							3,563			3,563		3,563
Excess tax benefit from stock-based compensation							3,800			3,800		3,800
Common stock issued upon exchange of exchangeable shares	(214)		(214)		215	2	(2)			—		—
Restricted stock issuance					6	—	—			—		—
Stock options exercised					376	4	2,335			2,338		2,338
Non-controlling interest:
Capital contributions from non-controlling interests											4,045	4,045
Net loss attributable to non-controlling interests											(85)	(85)

Balance at August 1, 2010	19,169	$—	19,169	$—	51,723	$517	$168,616	$109,189	$11,032	$289,354	$3,960	$293,314

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended August 1,	Ended August 2,
	2010	2009
	(Unaudited)

Cash flows from operating activities
Net income	$41,295	$15,762
Items not affecting cash
Depreciation and amortization	11,990	9,552
Stock-based compensation	3,563	2,816
Deferred income taxes	12,475	518
Excess tax benefits from stock-based compensation	(3,800)	(397)
Gain on investment	(1,792)	—
Other, including net changes in other non-cash balances
Prepaid expenses and other current assets	(1,973)	(2,269)
Inventories	(17,777)	8,514
Accounts payable	(4,721)	(1,955)
Accrued liabilities	545	(2,996)
Income taxes payable	(5,129)	(1,882)
Other non-cash balances	(124)	1,070

Net cash provided by operating activities	34,552	28,733

Cash flows from investing activities
Purchase of property and equipment	(11,571)	(5,344)
Investments in and advances to franchises	—	(959)
Acquisition of franchises	(12,482)	—

Net cash used in investing activities	(24,053)	(6,303)

Cash flows from financing activities
Proceeds from exercise of stock options	2,338	171
Excess tax benefits from stock-based compensation	3,800	397

Net cash provided by financing activities	6,138	568

Effect of exchange rate changes on cash	1,962	4,002

Increase in cash and cash equivalents	18,599	27,000
Cash and cash equivalents, beginning of period	$159,573	$56,797

Cash and cash equivalents, end of period	$178,172	$83,797

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, through independent franchises and through a network of wholesale accounts. The Company’s primary markets are Canada, the United States and Australia, where 45, 71 and 10 corporate-owned stores were in operation as of August 1, 2010, respectively. There were 126 and 110 corporate-owned stores in operation as of August 1, 2010 and January 31, 2010, respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of August 1, 2010 and for the thirteen and twenty-six weeks ended August 1, 2010 and August 2, 2009 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 31, 2010 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 31, 2010, included in Item 8 in the Company’s fiscal 2009 Annual Report on Form 10-K. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s fiscal 2009 Annual Report on Form 10-K filed with the SEC on March 25, 2010.

The Company’s fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2010 will end on January 30, 2011 and will be a 52 week year.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United States income taxes and foreign withholding taxes are not provided for on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $117,387 and $110,849 at August 1, 2010 and January 31, 2010, respectively. The Company recorded a deferred tax liability of $5,284 in the first two quarters of fiscal 2010 for the estimated future income taxes and foreign withholding taxes attributable to the undistributed earnings of foreign subsidiaries for which it does not have plans for reinvestment in the operations of such subsidiaries.

Recent accounting pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 855 Subsequent Events (“ASC 855”). Under the amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements in the first quarter of fiscal 2010.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2010, the FASB amended ASC Topic 718 Compensation (“ASC 718”) to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a market, performance or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. This guidance is effective for interim and annual periods beginning on or after December 15, 2010 and is to be applied prospectively. The Company is evaluating the impact the amendment will have on its consolidated financial statements.

NOTE 3.	STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans, which are either provided by a principal stockholder of the Company or by the Company directly.

Stock-based compensation expense charged to income for the plans was $3,563 and $2,816 for the twenty-six weeks ended August 1, 2010 and August 2, 2009, respectively. Total unrecognized compensation cost as at August 1, 2010 was $15,336 for all stock option plans, which is expected to be recognized over a weighted-average period of 2.5 years.

Company stock options and performance stock units

A summary of the Company’s stock option, performance stock unit and restricted share activity as of August 1, 2010 and changes during the period then ended is presented below:

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Stock	Exercise	Performance	Grant	Restricted	Grant
	Options	Price	Units	Fair Value	Shares	Fair Value

Balance at January 31, 2010	2,194	$14.08	—	$—	15	$13.83
Granted	111	$35.93	76	41.15	6	38.74
Exercised	380	$6.56	—	—	13	13.83
Forfeited	73	$19.02	2	41.22	2	13.83

Balance at August 1, 2010	1,852	$15.65	74	$41.15	6	$38.74

Exercisable at August 1, 2010	404	$12.74	—	$—	—	$—

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

Stockholder- sponsored stock options

During the thirteen weeks ended August 1, 2010, holders of exchangeable shares converted 214 exchangeable shares into 214 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

During the thirteen weeks ended August 1, 2010, there were no grants or forfeitures related to any of the stock options issued and outstanding under the stockholder-sponsored awards.

Employee stock purchase plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of the Company’s common stock under the ESPP. Additionally, the Company or the lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary of the Company employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of the Company’s common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000 shares. During the quarter ended August 1, 2010, there were 9 shares purchased under the ESPP, which were funded by the Company through open market purchases.

NOTE 4.	REACQUISITION OF FRANCHISED STORES

On May 12, 2010, the Company increased its investment in lululemon athletica australia PTY (“lululemon australia”) from 13 percent to 80 percent. The transaction provides the Company control over lululemon australia, which became a subsidiary of the Company on this date. lululemon australia is engaged in the distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned retail locations and through a network of wholesale accounts, in Australia. The Company previously accounted for its 13 percent interest in lululemon australia as an equity investment.

The acquired business contributed net revenues of $3,782 and losses from operations of $456 to the Company from the date of acquisition to August 1, 2010. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on February 2, 2009:

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended August 1,	Ended August 2,	Ended August 1,	Ended August 2,
	2010	2009	2010	2009

Net revenue	$153,855	$97,226	$291,985	$177,939
Income from operations	$35,102	$14,186	$67,968	$23,864

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of lululemon australia to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, and intangible assets had been applied from February 1, 2010, together with the consequential tax effects.

In 2010, the Company incurred $173 of acquisition-related costs. These expenses are included in general and administrative expense in the Company’s consolidated statement of income for the first two quarters of fiscal 2010.

The following tables summarize the consideration transferred to acquire lululemon australia and the preliminary amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the preliminary fair value of the noncontrolling interest in lululemon australia at the acquisition date:

Fair Value of Consideration Transferred:

Cash	$5,872
Conversion of note receivable to equity	3,481

Total	9,353

Investment in lululemon australia held prior to the business combination	2,345
Fair value of the noncontrolling interest in lululemon australia	3,554

$15,252

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Preliminary amounts of identifiable assets acquired and liabilities assumed:

Inventory	$3,477
Prepaid and other assets	709
Property and equipment	1,812
Under-market leases	546
Reacquired franchise rights	10,904

Total assets acquired	17,448
Current and non-current liabilities	2,196

Total liabilities assumed	2,196

Total identifiable net assets	$15,252

As a result of the Company obtaining control over lululemon australia, the Company’s previously held 13 percent interest was remeasured to fair value, resulting in a gain of $1,792. This has been recognized in the line item Other income (expense), net in the consolidated statement of income.

The preliminary fair value of the noncontrolling interest of $3,554 in lululemon australia was estimated by applying a market approach and an income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The fair value estimates use standard valuation techniques, including discounted cash flows, comparable transactions and internal projections, and include assumed adjustments due to the lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in lululemon australia.

On July 20, 2010, the Company reacquired in an asset purchase transaction a franchised store in Saskatoon, Saskatchewan for total cash consideration of $6,610. Included in the Company’s consolidated statements of income for the unaudited thirteen and twenty-six week periods ended August 1, 2010 are the results of the reacquired Saskatoon franchised store from the date of acquisition to August 1, 2010.

The following table summarizes the preliminary fair values of the net assets acquired as of August 1, 2010:

Inventory	$325
Prepaid and other current assets	9
Property and equipment	174
Reacquired franchise rights	6,371

Total assets acquired	6,879
Current and non-current liabilities	269

Total liabilities assumed	269

Net assets acquired	$6,610

The reacquisition of the franchised stores is part of management’s vertical retail growth strategy. The reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives. Reacquired franchise rights with indefinite useful lives are reviewed for impairment annually, or as events occur or circumstances arise which may reduce the fair value of indefinite lived reacquired franchise rights below carrying value. These are preliminary values that may change as the Company’s fair value assessment is ongoing.

NOTE 5.	LEGAL PROCEEDINGS

On April 2, 2009, three former hourly Company employees filed a class action lawsuit in San Diego Superior Court, California, entitled Mia Stephens et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various California Labor Code sections by requiring employees to wear lululemon clothing during working hours without reimbursing such employees for the cost of the clothing and by paying certain bonus payments to its employees in the lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

form of lululemon gift cards redeemable only for lululemon merchandise. The complaint also alleges that the Company owes waiting time penalties as the result of failing to pay employees all wages due at the time of termination. The Company and the plaintiffs have reached an agreement on settlement terms and the agreement has received tentative approval from the court. Plaintiffs and the Company must now go through the process of obtaining final court approval.

On March 26, 2009, a former hourly Company employee filed a class action lawsuit in Orange County Superior Court, California, entitled Brett Kohlenberg et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various California Labor Code sections by failing to pay its employees for certain rest and meal breaks and “off the clock” work, and for penalties related to waiting times and failure to provide itemized wage statements. The Company and the plaintiffs have reached an agreement on settlement terms and the agreement has received tentative approval from the court. Plaintiffs and the Company must now go through the process of obtaining final court approval.

The Company is a party to various other legal proceedings arising in the ordinary course of its business, but the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 6.	EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended August 1,	Ended August 2,	Ended August 1,	Ended August 2,
	2010	2009	2010	2009

Net income attributable to lululemon athletica inc.	$21,792	$9,244	$41,380	$15,762
Basic weighted-average number of shares outstanding	70,820	69,948	70,708	70,176
Effect of stock options assume exercised	930	453	984	297

Diluted weighted-average number of shares outstanding	71,750	70,401	71,692	70,473
Net basic earnings per share	$0.31	$0.13	$0.59	$0.22
Net diluted earnings per share	$0.30	$0.13	$0.58	$0.22

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the twenty-six weeks ended August 1, 2010 and August 2, 2009, 64 and 896 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	August 1,	January 31,
	2010	2010

Accounts receivable:
Trade accounts receivable	$3,375	$4,656
Miscellaneous receivables	4,476	3,582

	$7,851	$8,238

Inventories:
Finished goods	$67,765	$45,181
Raw materials	2,370	1,461
Provision to reduce inventory to market value	(3,615)	(2,572)

	$66,520	$44,070

Property and equipment:
Leasehold improvements	$73,503	$63,999
Furniture and fixtures	18,002	17,776
Computer hardware and software	30,135	25,194
Equipment and vehicles	765	428
Accumulated amortization and depreciation	(57,796)	(45,806)

	$64,609	$61,591

Goodwill and intangible assets:
Goodwill	$738	$738
Changes in foreign currency exchange rates	192	161

	930	899

Reacquired franchise rights	27,423	10,162
Non-competition agreements	694	694
Accumulated amortization	(6,148)	(4,868)
Changes in foreign currency exchange rates	1,836	1,163

	23,805	7,151

	$24,735	$8,050

Other non-current assets:
Prepaid rent and security deposits	$1,659	$945
Deferred lease cost	1,928	1,487
Advances to and investments in franchise	—	3,673

	$3,587	$6,105

Accrued liabilities:
Inventory purchases	$5,875	$7,664
Sales tax collected	4,106	2,758
Accrued rent	1,566	1,771
Lease exit costs	800	800
Other	5,067	4,214

	$17,414	$17,207

Other non-current liabilities:
Deferred lease liability	$12,056	$10,822
Tenant inducements	6,269	4,650

	$18,385	$15,472

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	SEGMENT REPORTING

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

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended August 1,	Ended August 2,	Ended August 1,	Ended August 2,
	2010	2009	2010	2009

Net revenue:
Corporate-owned stores	$129,443	$85,091	$245,017	$157,993
Direct to consumer	9,634	3,029	18,776	3,898
Other	13,131	9,601	26,712	17,510

	$152,208	$97,721	$290,505	$179,401

Income from operations before general corporate expense:
Corporate-owned stores	$44,353	$23,548	$84,263	$41,648
Direct to consumer	2,817	1,199	6,106	1,571
Other	3,310	2,818	7,674	3,812

	50,480	27,565	98,043	47,031
General corporate	16,237	13,233	31,326	22,846

Net operating income	34,243	14,332	66,717	24,185
Other income (expense), net	2,092	23	2,254	101

Income before income taxes	$36,335	$14,355	$68,971	$24,286

Capital expenditures:
Corporate-owned stores	$1,875	$1,919	$4,117	$3,011
Corporate	3,818	1,066	7,454	2,333

	$5,693	$2,985	$11,571	$5,344

Depreciation:
Corporate-owned stores	$3,920	$3,463	$7,760	$6,583
Corporate	2,614	1,811	4,162	2,969

	$6,534	$5,274	$11,922	$9,552

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally gives rise to an additional week, resulting in a 53 week year. Fiscal 2010 will end on January 30, 2011 and will be a 52 week year.

Overview

The world economy and capital markets have shown some signs of improvement, however, many companies and consumers continue to be impacted by uncertainty in the macro-economy. This has proven to be challenging for retailers in past periods, where declines in comparable store sales were posted. Although our current quarter results demonstrate the success of our efforts to overcome instability in the economy, the current market volatility may still negatively affect our financial results in future periods.

We believe that through strong execution of our strategic plans, we are well placed to succeed in this market. In fiscal 2009, we were able to introduce our new e-commerce sales channel which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. In fiscal 2010 we have begun to execute a new plan for growth, which includes increasing our store base, when and where we see opportunities for success. For example, we have opened 16 net new corporate-owned stores and 33 net new showrooms in North America and Australia since the second quarter of fiscal 2009, including reacquired franchises. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives which we believe will benefit our company.

While we have committed to investment in stores, people and infrastructure enhancements and funding working capital requirements in fiscal 2010, we remain conscious of our discretionary spending. These expenditures are designed to position our business for long-term profitable growth and protect our brand integrity. We expect to continually assess the economic environment and market conditions to guide our decisions regarding our timing of investments.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of August 1, 2010, our branded apparel was principally sold through 130 corporate-owned and franchise stores that are primarily located in Canada, the United States and Australia, and via our retail website through our direct to consumer channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the second quarter of fiscal 2010, approximately 53% of our net revenue was derived from sales of our products in Canada, 44% of our net revenue was derived from the sales of our products in the United States and 3% of our net revenue was derived from sales of our products outside of North America.

Our net revenue increased from $179.4 million in the first two quarters of fiscal 2009 to $290.5 million in the first two quarters of fiscal 2010, representing a 62% increase. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment is an increasingly substantial part of our business, representing 7% of our net revenues in the first two quarters of fiscal 2010, 4% of our net revenue in fiscal 2009 and less than 1% of our net revenue in fiscal 2008. Expanding this sales channel is a significant part of our near-term growth strategy, and we therefore expect the revenue derived from our direct to consumer sales to comprise more than 10% of the net revenue we report in future fiscal years. Our other operations, which include franchise sales, wholesale, showrooms sales and outlet sales, accounted for less than 10% of our net revenues from continuing operations in each of the first two quarters of fiscal 2010, fiscal 2009 and fiscal 2008. We previously reported our franchise channel as an operating segment; however, opening new franchise stores is not a significant part of our near-term store growth strategy, and as such we expect net revenue from our franchise stores to continue to decrease, including as a percentage of total net revenue, in future years.

Results of Operations

Thirteen Week Results

The following table summarizes key components of our results of operations for the thirteen week periods ended August 1, 2010 and August 2, 2009. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended August 1, 2010 and
	August 2, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Net revenue	$152,208	$97,721	100.0	100.0
Cost of goods sold	71,910	52,557	47.2	53.8

Gross profit	80,298	45,164	52.8	46.2
Selling, general and administrative expenses	46,055	30,832	30.3	31.6

Income from operations	34,243	14,332	22.5	14.6
Other income (expense), net	2,092	23	1.4	0.1

Income before provision for income taxes	36,335	14,355	23.9	14.7
Provision for income taxes	14,628	5,111	9.6	5.2

Net income	21,707	9,244	14.3	9.5
Net loss attributable to non-controlling interest	(85)	—	(0.0)	0.0

Net income attributable to lululemon athletica inc.	$21,792	$9,244	14.3	9.5

Net Revenue

Net revenue increased $54.5 million, or 56%, to $152.2 million for the second quarter of fiscal 2010 from $97.7 million for the second quarter of fiscal 2009. Assuming the average exchange rate between the Canadian and United States dollars for the second quarter of fiscal 2009 remained constant, our net revenue would have increased $47.6 million, or 49%, for the second quarter of fiscal 2010.

The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores and showrooms opened, sales from franchised stores that were reacquired during the quarter and the growth of our e-commerce website sales included in our direct to consumer segment. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, our successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores.

Our net revenue on a segment basis for the thirteen week periods ended August 1, 2010 and August 2, 2009 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended August 1, 2010 and
	August 2, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$129,443	$85,091	85.1	87.1
Direct to consumer	9,634	3,029	6.3	3.1
Other	13,131	9,601	8.6	9.8

Net revenue	$152,208	$97,721	100.0	100.0

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $44.4 million, or 52%, to $129.4 million in the second quarter of fiscal 2010 from $85.1 million in the second quarter of fiscal 2009. The following contributed to the $44.4 million increase in net revenue from our corporate-owned stores segment:

•	Comparable store sales increase of 31% in the second quarter of fiscal 2010 resulted in a $25.6 million increase to net revenue, excluding the effect of foreign currency fluctuations. Including the effect of foreign currency fluctuations, comparable store sales increased 38%, or $31.1 million, in the second quarter of fiscal 2010; and

•	Net revenue from corporate-owned stores we opened subsequent to August 2, 2009, and therefore not included in the comparable store sales growth, contributed $13.3 million of the increase. Net new store openings since the second quarter of fiscal 2009 included three stores in Canada (including the Saskatoon franchised store that was reacquired), ten stores in the United States, and nine stores in Australia (including nine franchised stores that were reacquired).

Direct to Consumer.  Net revenue from our direct to consumer segment increased $6.6 million, or 218%, to $9.6 million in the second quarter of fiscal 2010 from $3.0 million in the second quarter of fiscal 2009. The increase was a result of net revenue from our e-commerce website, which was launched towards the end of the first quarter of fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales.

Other.  Net revenue from our other segment increased $3.5 million, or 37%, to $13.1 million in the second quarter of fiscal 2010 from $9.6 million in the second quarter of fiscal 2009. There were increases in net revenues across most of our operating channels included in our other segment: wholesale, showrooms and outlets. Net revenues from our franchise channel decreased due to our reacquisition of ten franchised stores in Australia and Canada. Our other segment continues to grow year over year through new showroom and outlet locations, new wholesale partners and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $35.1 million, or 78%, to $80.3 million for the second quarter of fiscal 2010 from $45.2 million for the second quarter of fiscal 2009. Increased net revenues as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our production, design, distribution and merchandising departments.

Gross profit as a percentage of net revenue, or gross margin, increased by 660 basis points, to 52.8% in the second quarter of fiscal 2010 from 46.2% in the second quarter of fiscal 2009. The increase in gross margin resulted primarily from:

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 260 basis points;

•	an improvement in the Canadian dollar, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 220 basis points; and

•	an increase in corporate-owned stores, direct to consumer and other product margins, which contributed to an increase in gross margin of 210 basis points as a result of improved product costing on our summer merchandise.

The increases were partially offset by an increase in discounts relative to net revenue compared to discounts in the second quarter of fiscal 2009. Our other expenses including those related to our production, design, distribution and merchandising departments, remained constant relative to the increase in net revenue, and had no significant impact on gross margin.

Our cost of goods sold in the second quarter of fiscal 2010 and fiscal 2009 included $0.4 million and $0.2 million, respectively, of stock-based compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.2 million, or 49%, to $46.1 million in the second quarter of fiscal 2010 from $30.8 million in the second quarter of fiscal 2009. The $15.2 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $5.0 million as we experience natural growth in labor hours associated with new corporate-owned stores, showrooms and outlets and growth at existing locations;

•	an increase in variable administrative costs related to our direct to consumer segment, primarily associated with revenue growth in this segment, of $3.1 million;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $2.7 million as a result of the expansion of our business;

•	an increase in head office employee costs, including options expense and management incentive-based compensation, of $2.2 million incurred in order to position us for long-term growth;

•	an increase in administrative costs related to our Australian business, in which we increased our investment significantly in the second quarter of fiscal 2010, of $1.7 million; and

•	an increase in professional fees of $0.4 million, which includes consulting fees for recruiting and information systems.

As a percentage of net revenue, selling, general and administrative expenses decreased 140 basis points, to 30.2% in the second quarter of fiscal 2010 from 31.6% in the second quarter of fiscal 2009. This improvement was largely due to leverage associated with increased net revenues.

Our selling, general and administrative expenses in the second quarter of fiscal 2010 and fiscal 2009 included $1.5 million and $1.2 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $19.9 million, or 139%, to $34.2 million in the second quarter of fiscal 2010 from $14.3 million in the second quarter of fiscal 2009. The increase was a result of increased gross profit of $35.1 million, partially offset by increased selling, general and administrative costs of $15.2 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

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

Income from operations (before general corporate expenses) for the thirteen weeks ended August 1, 2010 and August 2, 2009 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirteen Weeks Ended August 1, 2010 and
	August 2, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$44,353	$23,548	34.3	27.7
Direct to consumer	2,817	1,199	29.2	39.6
Other	3,310	2,818	25.2	29.4

Income from operations before general corporate expense	$50,480	$27,565

Corporate-Owned Stores.  Net income from our corporate-owned stores segment increased $20.8 million, or 80%, to $44.4 million for the second quarter of fiscal 2010 from $23.5 million for the second quarter of fiscal 2009 primarily due to an increase of $32.8 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores.

Direct to Consumer.  Net income from our direct to consumer segment increased $1.6 million, or 135%, to $2.8 million for the second quarter of fiscal 2010 from $1.2 million for the second quarter of fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales. The addition of our e-commerce website towards the end of the first quarter of fiscal 2009 has driven the increase in income from operations for our direct to consumer segment. Income from operations as a percentage of direct to consumer revenues decreased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due to the introduction of promotional shipping.

Other.  Net income from our other segment increased $0.5 million, or 17%, to $3.3 million for the second quarter of fiscal 2010 from $2.8 million for the second quarter of fiscal 2009. Gross profit related to our other segment increased $0.7 million in the second quarter of fiscal 2010 from the second quarter of fiscal 2009 primarily due to a higher proportion of full margin sales channels in the current period, such as our showroom sales channel, than in the same period of last year.

Other Income (Expense), Net

Other Income (Expense), Net increased $2.1 million, or 9144%, to $2.1 million in the second quarter of fiscal 2010 from $0.1 million in the second quarter of fiscal 2009. The increase was primarily a result of re-measuring our 13 percent non-controlling equity investment in Australia immediately before obtaining control of the same business.

Provision for Income Taxes

Provision for income taxes increased $9.5 million, or 186%, to $14.6 million in the second quarter of fiscal 2010 from $5.1 million in the second quarter of fiscal 2009. In the second quarter of fiscal 2010, our effective tax rate was 40.3% compared to 35.6% in the second quarter of fiscal 2009. The increase in the effective tax rate was primarily a result of recording a deferred tax liability of $3.1 million in the second quarter of fiscal 2010 for estimated future income taxes and foreign withholding taxes attributable to the undistributed earnings of Canadian subsidiaries which are in excess of our reinvestment plans for those subsidiaries.

Net Income

Net income increased $12.5 million to $21.7 million for the second quarter of fiscal 2010 from $9.2 million for the second quarter of fiscal 2009. The increase in net income of $12.5 million for the second quarter of fiscal 2010 was a result of an increase in gross profit of $35.1 million resulting from decreased product costs, including improved foreign exchange differences, and an increase in Other Income (Expense), Net of $2.1 million, offset by increases in selling, general and administrative expenses of $15.2 million and an increase of $9.5 million in provision for income taxes.

Twenty-Six Week Results

The following table summarizes key components of our results of operations for the twenty-six week periods ended August 1, 2010 and August 2, 2009. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Twenty-Six Weeks Ended August 1, 2010 and
	August 2, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Net revenue	$290,505	$179,401	100.0	100.0
Cost of goods sold	135,850	99,213	46.8	55.3

Gross profit	154,655	80,188	53.2	44.7
Selling, general and administrative expenses	87,938	56,003	30.3	31.2

Income from operations	66,717	24,185	22.9	13.5
Other income (expense), net	2,254	101	0.8	0.1

Income before provision for income taxes	68,971	24,286	23.7	13.6
Provision for income taxes	27,676	8,524	9.5	4.8

Net income	41,295	15,762	14.2	8.8
Net loss attributable to non-controlling interest	(85)	—	0.0	0.0

Net income attributable to lululemon athletica inc.	$41,380	$15,762	14.2	8.8

Net Revenue

Net revenue increased $111.1 million, or 62%, to $290.5 million for the first two quarters of fiscal 2010 from $179.4 million for the first two quarters of fiscal 2009. Assuming the average exchange rate between the Canadian and United States dollars for the first two quarters of fiscal 2009 remained constant, our net revenue would have increased $90.7 million, or 51%, for the first two quarters of fiscal 2010.

The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores opened, sales from franchised stores that were reacquired during the second quarter and the growth of our e-commerce website sales included in our direct to consumer segment. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, our successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores.

Our net revenue on a segment basis for the twenty-six week periods ended August 1, 2010 and August 2, 2009 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Twenty-Six Weeks Ended August 1, 2010 and
	August 2, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$245,017	$157,993	84.3	88.1
Direct to consumer	18,776	3,898	6.5	2.2
Other	26,712	17,510	9.2	9.7

Net revenue	$290,505	$179,401	100.0	100.0

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $87.0 million, or 55%, to $245.0 million in the first two quarters of fiscal 2010 from $158.0 million in the first two quarters of fiscal 2009. The following contributed to the $87.0 million increase in net revenue from our corporate-owned stores segment:

•	Comparable store sales increase of 33% in the first two quarters of fiscal 2010 resulted in a $49.4 million increase to net revenue, excluding the effect of foreign currency fluctuations. Including the effect of foreign currency fluctuations, comparable store sales increased 44%, or $66.0 million, in the first two quarters of fiscal 2010; and

•	Net revenue from corporate-owned stores we opened subsequent to August 2, 2009, and therefore not included in the comparable store sales growth, contributed $22.3 million of the increase. Net new store openings since the first two quarters of fiscal 2009 included three stores in Canada (including a franchised store that was reacquired), ten stores in the United States, and nine stores in Australia (including nine franchised stores that were reacquired).

The increase was partially offset by a decrease in net revenue related to gift card breakage. In the first quarter of fiscal 2009 we recorded a one-time credit of $1.3 million related to a change in our estimated rate of redemption.

Direct to consumer.  Net revenue from our direct to consumer segment increased $14.9 million, or 382%, to $18.8 million in the first two quarters of fiscal 2010 from $3.9 million in the first two quarters of fiscal 2009. The increase was a result of net revenue from our e-commerce website, which was launched towards the end of the first quarter of fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales.

Other.  Net revenue from our other segment increased $9.2 million, or 53%, to $26.7 million in the first two quarters of fiscal 2010 from $17.5 million in the first two quarters of fiscal 2009. There were increases in net revenues across all operating channels included in our other segment: franchises, wholesale, showrooms and outlets. Net revenues from our other segment continues to grow year over year through new showroom and outlet locations, new wholesale partners and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $74.5 million, or 93%, to $154.7 million for the first two quarters of fiscal 2010 from $80.2 million for the first two quarters of fiscal 2009. Increased net revenues as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our production, design, distribution and merchandising departments.

Gross profit as a percentage of net revenue, or gross margin, increased by 850 basis points, to 53.2% in the first two quarters of fiscal 2010 from 44.7% in the first two quarters of fiscal 2009. The increase in gross margin resulted primarily from:

•	an increase in corporate-owned stores, direct to consumer and other product margins, which contributed to an increase in gross margin of 350 basis points as a result of improved product costing on our spring and summer merchandise;

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 310 basis points; and

•	an improvement in the Canadian dollar, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 210 basis points.

The increases were partially offset by an increase in discounts relative to net revenue compared to discounts in the first two quarters of fiscal 2009. Our other expenses including those related to our production, design, distribution and merchandising departments, remained constant relative to the increase in net revenue, and had no significant impact on gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $31.9 million, or 57%, to $87.9 million in the first two quarters of fiscal 2010 from $56.0 million in the first two quarters of fiscal 2009. The $31.9 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $11.4 million as we experience natural growth in labor hours associated with new corporate-owned stores, showrooms, outlets and other and growth at existing locations;

•	an increase in variable administrative costs related to our direct to consumer segment, primarily associated with revenue growth in this segment, of $5.4 million;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $5.4 million as a result of the expansion of our business;

•	an increase in head office employee costs, including options expense and management incentive-based compensation, of $4.1 million incurred in order to position us for long-term growth;

•	an increase in professional fees, of $2.6 million, which includes consulting fees for recruiting, store development and information systems, legal fees associated with reacquisition of franchise rights, employment matters and legal settlement costs;

•	an increase in administrative costs related to our Australian business, in which we increased our investment significantly in the second quarter of fiscal 2010, of $1.7 million ; and

•	an increase in marketing efforts, including initiatives associated with the Olympic games, of $1.1 million to increase our brand awareness in both new and existing markets.

As a percentage of net revenue, selling, general and administrative expenses decreased 90 basis points, to 30.3% in the second quarter of fiscal 2010 from 31.2% in the second quarter of fiscal 2009. The improvement was largely due to leverage associated with increased net revenues.

Our selling, general and administrative expenses in the first two quarters of fiscal 2010 and fiscal 2009 included $2.8 million and $2.4 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $42.5 million, or 176%, to $66.7 million in the first two quarters of fiscal 2010 from $24.2 million in the first two quarters of fiscal 2009. The increase was a result of increased gross profit of $74.5 million, partially offset by increased selling, general and administrative costs of $31.9 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

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

Income from operations (before general corporate expenses) for the twenty-six week periods ended August 1, 2010 and August 2, 2009 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Twenty-Six Weeks Ended August 1, 2010 and August 2, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$84,263	$41,648	34.4	26.4
Direct to consumer	6,106	1,571	32.5	40.3
Other	7,674	3,812	28.7	21.8

Income from operations before general corporate expense	$98,043	$47,031

Corporate-Owned Stores.  Net income from our corporate-owned stores segment increased $42.6 million, or 102%, to $84.3 million for the first two quarters of fiscal 2010 from $41.6 million for the first two quarters of fiscal 2009 primarily due to an increase of $63.8 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores.

Direct to consumer.  Net income from our direct to consumer segment increased $4.5 million, or 289%, to $6.1 million for the first two quarters of fiscal 2010 from $1.6 million for the first two quarters of fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales. The addition of our e-commerce website towards the end of the first quarter of fiscal 2009 has driven the increase in income from operations for our direct to consumer segment. Income from operations as a percentage of direct to consumer revenues decreased in the first two quarters of fiscal 2010 compared to the first two quarters of fiscal 2009 due to the introduction of promotional shipping.

Other.  Net income from our other segment increased $3.9 million, or 101%, to $7.7 million for the first two quarters of fiscal 2010 from $3.8 million for the first two quarters of fiscal 2009. Gross profit related to our other segment increased in the first two quarters of fiscal 2010 from the first two quarters of fiscal 2009 primarily due to a higher proportion of full margin sales channels in the current period, such as our showroom sales channel, than in the same period of last year. There was an increase in selling, general and administrative expenses as a result of opening and operating an increased number of showrooms in the first two quarters of fiscal 2010 compared to the first two quarters of fiscal 2009, which offset a portion of the gross profit increase.

Other Income (Expense), Net

Other Income (Expense), Net increased $2.2 million, or 2132%, to $2.3 million in the first two quarters of fiscal 2010 from $0.1 million in the first two quarters of fiscal 2009. The increase was primarily a result of re-measuring our 13 percent non-controlling equity investment in Australia immediately before obtaining control of the same business.

Provision for Income Taxes

Provision for income taxes increased $19.2 million, or 225%, to $27.7 million in the first two quarters of fiscal 2010 from $8.5 million in the first two quarters of fiscal 2009. In the first two quarters of fiscal 2010, our effective tax rate was 40.1% compared to 35.1% in the first two quarters of fiscal 2009. The increase in the effective tax rate was primarily a result of recording a deferred tax liability of $5.2 million in the first two quarters of fiscal 2010 for estimated future income taxes and foreign withholding taxes attributable to the undistributed earnings of Canadian subsidiaries which are in excess of our reinvestment plans for those subsidiaries.

Net Income

Net income increased $25.5 million to $41.3 million for the first two quarters of fiscal 2010 from $15.8 million for the first two quarters of fiscal 2009. The increase in net income of $25.5 million for the first two quarters of fiscal 2010 was a result of an increase in gross profit of $74.5 million resulting from decreased product costs, including improved foreign exchange differences, and an increase in Other Income (Expense), Net of $2.2 million, offset by increases in selling, general and administrative expenses of $31.9 million and an increase of $19.2 million in provision for income taxes.

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

At August 1, 2010, our working capital (excluding cash and cash equivalents) was $34.2 million and our cash and cash equivalents were $178.2 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended August 1,	Ended August 2,
	2010	2009
	(In thousands)
Total cash provided by (used in):
Operating activities	$34,552	$28,733
Investing activities	(24,053)	(6,303)
Financing activities	6,138	568
Effect of exchange rate changes	1,962	4,002

Increase in cash and cash equivalents	$18,599	$27,000

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts receivable, inventories, accounts payable and accrued expenses.

Cash provided by operating activities increased $6.0 million, to $34.7 million for the first two quarters of fiscal 2010 compared to $28.7 million for the first two quarters of fiscal 2009. The $6.0 million increase was primarily a result of an increase in net income from operations due to improvement in store productivity, an increase in our store base, and a net decrease in the change in other working capital balances.

Investing Activities

Investing Activities relate entirely to capital expenditures, advances to and investments in franchises and reacquisition of franchises.

Cash used in investing activities increased $17.8 million, to $24.1 million for the first two quarters of fiscal 2010 from $6.3 million for the first two quarters of fiscal 2009. The $17.8 million increase was a result of our reacquisition of franchised stores in Australia and Saskatoon, Saskatchewan as well as increased corporate-owned store openings. In the first two quarters of fiscal 2010 we opened six new corporate-owned stores compared to three new corporate-owned stores we opened in the first two quarters of fiscal 2009.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities increased to $6.1 million for the first two quarters of fiscal 2010 from $0.6 million for the first two quarters of fiscal 2009.

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

At August 1, 2010, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of August 1, 2010, letters of credit and letters of guarantee totaling $1.8 million have been issued.

Other than these standby letters of credit and guarantee, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our fiscal 2009 Annual Report on Form 10-K filed with the SEC on March 25, 2010, and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

We believe that there have been no other significant changes during the twenty-six weeks ended August 1, 2010 to our critical accounting policies.

Operating Locations

Our operating locations by Canadian province, U.S. state and internationally as of August 1, 2010, and the overall totals as of August 1, 2010 and January 31, 2010, are summarized in the table below. While most of our stores are branded lululemon athletica, three of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	9	—	9
British Columbia	12	—	12
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	1	—	1

Total Canada	45	—	45

United States
Arizona	1	—	1
California	19	1	20
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	2	—	2
Florida	3	—	3
Hawaii	1	—	1
Illinois	8	—	8
Maryland	2	—	2
Massachusetts	5	—	5
Michigan	1	—	1
Minnesota	1	—	1
Missouri	1	—	1
Nevada	1	—	1
New Jersey	3	—	3
New York	7	—	7
Oregon	1	—	1
Pennsylvania	2	—	2
Texas	6	—	6
Virginia	2	—	2
Washington	3	—	3

Total United States	71	4	75

International
Australia	10	—	10

Total International	10	—	10

Overall total, as of August 1, 2010	126	4	130

Overall total, as of January 31, 2010	110	14	124

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the United States dollar. Historically, our operations were based largely in Canada. As of August 1, 2010, we operated 45 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, because we recognize net revenue from sales in Canada in Canadian dollars, if the United States dollar strengthens it would have a negative impact on our Canadian operating results upon translation of those results into United States dollars for the purposes of consolidation. Any hypothetical loss in net revenue could be partially or completely offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $4.1 million for the first quarter of fiscal 2010. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaced our previous credit facility. Because our revolving credit facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. At August 1, 2010, we had no outstanding borrowings on our revolving facility. We do not believe we currently are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 1, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 1, 2010, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended August 1, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 2, 2009, three of our former hourly employees filed a class action lawsuit in San Diego Superior Court, California, entitled Mia Stephens et al v. lululemon athletica inc. The lawsuit alleges that we violated various California Labor Code sections by requiring employees to wear lululemon clothing during working hours without reimbursing such employees for the cost of the clothing and by paying certain bonus payments to our employees in the form of lululemon gift cards redeemable only for lululemon merchandise. The complaint also alleges that we owe waiting time penalties as the result of failing to pay employees all wages due at the time of termination. We and the plaintiffs have reached an agreement on settlement terms and the agreement has received tentative approval from the court. The parties must now go through the process of obtaining final court approval.

On March 26, 2009, one of our former hourly employees filed a class action lawsuit in Orange County Superior Court, California, entitled Brett Kohlenberg et al v. lululemon athletica inc. The lawsuit alleges that we violated various California Labor Code sections by failing to pay our employees for certain rest and meal breaks and “off the clock” work, and for penalties related to waiting times and failure to provide itemized wage statements. We and the plaintiffs have reached an agreement on settlement terms and the agreement has received tentative approval from the court. The parties must now go through the process of obtaining final court approval.

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

Our direct to consumer channel, which includes e-commerce, is an increasingly substantial part of our business, representing approximately 7% of our net revenue in the first two quarters of fiscal 2010, 4% of our revenue in fiscal 2009 and less than 1% of our net revenue in fiscal 2008. In addition to changing consumer preferences and buying trends relating to e-commerce, we are vulnerable to certain additional risks and uncertainties associated with e-commerce, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce e-commerce sales and damage our brand’s reputation.

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

We rely on our distribution facilities in Vancouver, British Columbia and Sumner, Washington for substantially all of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means their operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because substantially all of our products are distributed from two locations, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.

We are subject to risks associated with leasing retail space subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our store facilities or real estate, but instead lease all of our corporate-owned stores under operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our cost of goods sold. For example, as of August 1, 2010, we were a party to operating leases associated with our corporate-owned stores as well as other corporate facilities requiring future minimum lease payments aggregating $141.1 million through January 31, 2015 and approximately $68.3 million thereafter. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We plan to open new stores in the near future to add to our existing store base. Of the 130 stores in operation as of August 1, 2010, we reacquired the franchise rights for one store in Canada, opened five new stores in the United States, reacquired the franchise rights for nine stores in Australia and opened one new store in Australia in the first two quarters of fiscal 2010. We expect to open a total of seven to nine additional stores during the remainder of fiscal 2010 in Canada, the United States and Australia. We estimate that we will incur between approximately $4.4 million and $6.3 million of capital expenditures in fiscal 2010 to open these seven to nine additional stores. In addition, our new stores may not be immediately profitable and we may incur losses until these stores become profitable. There can be no assurance that we will open the planned number of new stores in fiscal 2010. Any failure to successfully open and operate new stores will harm our results of operations.

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

Our future growth depends, to a considerable extent, on our expansion efforts outside of Canada, especially in the United States. Our current operations are based largely in Canada and the United States. As of August 1, 2010, we had 45 corporate-owned stores in Canada, 71 corporate-owned stores in the United States, ten corporate-owned stores in Australia and four franchise stores in North America. We have limited experience with regulatory environments and market practices outside of Canada and the United States, and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of North America. As previously disclosed, we have discontinued our operations in Japan. In connection with our initial expansion efforts outside of North America, we have encountered many obstacles we do not face in Canada or the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.

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

We may not be able to maintain the levels of comparable store sales that we have experienced historically. In addition, we may not be able to replicate outside of North America our historic average sales per square foot. Our sales per square foot in stores we have opened in new markets, which have primarily been in the United States, have generally been lower than those we have been able to achieve in Canada. As sales in new markets grow to become a larger percentage of our overall sales, our average sales per square foot will likely decline. The aggregate results of operations of our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, for the three most recently ended fiscal years, our comparable store sales have ranged from a decrease of 22% in the fourth quarter of fiscal 2008 to an increase of 51% in the first quarter of fiscal 2010. A variety of factors affect both comparable store sales and average sales per square foot, including foreign exchange fluctuations, fashion trends, competition,current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to be materially lower than recent periods and our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our sales and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has increased over fiscal 2009 and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $4.1 million in the first two quarters of fiscal 2010 and approximately $5.0 million in the first two quarters of fiscal 2009. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

As of August 1, 2010, we had four franchise stores in the United States. Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their retail stores. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchise store operations may decline due to diverse factors beyond our control. For example, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified employees, which could harm their sales and as a result harm our results of operations or cause our brand image to suffer.

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

In addition, as a franchisor, we are subject to Canadian, U.S. federal, U.S. state and international laws regulating the offer and sale of franchises. These laws impose registration and extensive disclosure requirements on the offer and sale of franchises, frequently apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise. We may therefore be required to retain an under-

performing franchise and may be unable to replace the franchisee, which could harm our results of operations. We cannot predict the nature and effect of any future legislation or regulation on our franchise operations.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in July 2007 until August 1, 2010, the price of our common stock has ranged from a low of $4.33 to a high of $60.70 on the Nasdaq Global Select Market and from a low of CDN $5.60 to a high of CDN $58.77 on the Toronto Stock Exchange. Broad market and industry factors may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. On July 31, 2008, we filed a registration statement on Form S-3ASR (as subsequently amended by a post-effective amendment on Form S-3 filed on March 30, 2009) in the United States registering the issuance of up to 20,935,041 shares of our common stock upon the exchange of the then-outstanding exchangeable shares of Lulu Canadian Holding, Inc. Sales of our common stock in the public market may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Additionally, we filed a universal shelf registration statement on Form S-3 on July 6, 2010, registering the possible issuance and/or resale of shares of our common stock, preferred stock, debt securities, warrants and units. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of our common stock during the thirteen-week period ended August 1, 2010:

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

May 3, 2010 — May 30, 2010	2,869	$40.80	2,869	2,859,763
May 31, 2010 — July 4, 2010	2,713	43.05	2,713	2,857,050
July 5, 2010 — August 1, 2010	2,923	40.60	2,923	2,854,127

Total	8,505		8,505

(1)	Monthly information is presented by reference to our fiscal months during our second quarter of fiscal 2010.

(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 3,000,000.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit		Filed		Exhibit		Filing
No.	Exhibit Title	Herewith	Form	No.	File No.	Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ John E. Currie
John E. Currie
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: September 9, 2010

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