Form 10-Q
period 2010-10-31
lululemon athletica inc.
filed 2010-12-09
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33608

lululemon athletica inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3842867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400-1818 Cornwall Avenue, Vancouver, British Columbia (Address of principal executive offices)	V6J 1C7 (Zip Code)

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

At December 6, 2010, there were 52,840,199 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At December 6, 2010, there were outstanding 18,160,042 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at December 6, 2010, the registrant had outstanding 18,160,042 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2010	2010
	(Unaudited)
	(Amounts in thousands, except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$224,775	$159,573
Accounts receivable	9,121	8,238
Inventories	73,023	44,070
Prepaid expenses and other current assets	4,798	4,529

	311,717	216,410
Property and equipment, net	67,457	61,591
Goodwill and intangible assets, net	26,488	8,050
Deferred income taxes	9,817	15,102
Other non-current assets	3,493	6,105

	$418,972	$307,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,275	$11,028
Accrued liabilities	28,856	17,207
Accrued compensation and related expenses	11,454	10,626
Income taxes payable	5,518	7,742
Unredeemed gift card liability	8,918	11,699
Other current liabilities	255	376

	64,276	58,678
Other non-current liabilities	19,102	15,472
Deferred income taxes	8,921	—

	92,299	74,150

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000 shares authorized, issued and outstanding 18,160 and 19,383 shares	—	—
Special voting stock, $0.00001 par value, 30,000 shares authorized, issued and outstanding 18,160 and 19,383 shares	—	—
Common stock, $0.01 par value, 200,000 shares authorized, issued and outstanding 52,840 and 51,126 shares	528	511
Additional paid-in capital	172,214	158,921
Retained earnings	134,890	67,809
Accumulated other comprehensive income	14,517	5,867

	322,149	233,108
Non-controlling interest	4,524	—

	326,673	233,108

	$418,972	$307,258

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended October 31,	Ended November 1,	Ended October 31,	Ended November 1,
	2010	2009	2010	2009
	(Unaudited)
	(Amounts in thousands, except per share amounts)

Net revenue	$175,800	$112,891	$466,305	$292,292
Cost of goods sold	78,968	56,553	214,818	155,766

Gross profit	96,832	56,338	251,487	136,526
Selling, general and administrative expenses	54,456	35,412	142,394	91,415

Income from operations	42,376	20,926	109,093	45,111
Other income (expense), net	91	(3)	2,345	98

Income before provision for income taxes	42,467	20,923	111,438	45,209
Provision for income taxes	16,532	6,855	44,207	15,379

Net income	25,935	14,068	67,231	29,830
Net income attributable to non-controlling interest	234	—	150	—

Net income attributable to lululemon athletica inc.	$25,701	$14,068	$67,081	$29,830

Net basic earnings per share	$0.36	$0.20	$0.95	$0.42
Net diluted earnings per share	$0.36	$0.20	$0.93	$0.42
Basic weighted-average number of shares outstanding	70,938	70,279	70,786	70,205
Diluted weighted-average number of shares outstanding	71,835	71,100	71,782	70,759

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exchangeable		Special Voting		Common
	Stock		Stock		Stock		Additional		Other		Non-
		Par		Par		Par	Paid-in	Retained	Comprehensive		Controlling
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Total	Interest	Total
	(Unaudited)
	(Amounts in thousands)

Balance at January 31, 2010	19,383	$—	19,383	$—	51,126	$511	$158,921	$67,809	$5,867	$233,108	$—	$233,108
Comprehensive income:
Net income								67,081		67,081		67,081
Foreign currency translation adjustment									8,650	8,650		8,650

Comprehensive income										75,731		75,731
Stock-based compensation							5,365			5,365		5,365
Excess tax benefit from stock-based compensation							3,958			3,958		3,958
Common stock issued upon exchange of exchangeable shares	(1,223)	—	(1,223)	—	1,223	12	(12)			—		—
Restricted stock issuance					6	—	—			—		—
Stock options exercised					485	5	3,982			3,987		3,987
Non-controlling interest:
Capital contributions from non-controlling interests											4,374	4,374
Net income attributable to non-controlling interests											150	150

Balance at October 31, 2010	18,160	$—	18,160	$—	52,840	$528	$172,214	$134,890	$14,517	$322,149	$4,524	$326,673

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended October 31,	Ended November 1,
	2010	2009
	(Unaudited)
	(Amounts in thousands)

Cash flows from operating activities
Net income	$67,231	$29,830
Items not affecting cash
Depreciation and amortization	18,416	15,236
Stock-based compensation	5,365	4,229
Deferred income taxes	18,170	1,365
Excess tax benefits from stock-based compensation	(3,958)	279
Gain on investment	(1,792)	—
Other, including net changes in other non-cash balances
Prepaid expenses and other current assets	(204)	(1,189)
Inventories	(24,023)	2,987
Accounts payable	(2,665)	842
Accrued liabilities	12,088	(1,876)
Income taxes payable	(1,973)	(1,879)
Other non-cash balances	1,262	1,949

Net cash provided by operating activities	87,917	51,773

Cash flows from investing activities
Purchase of property and equipment	(21,951)	(9,024)
Investments in and advances to franchises	—	(1,190)
Acquisition of franchises	(12,482)	—

Net cash used in investing activities	(34,433)	(10,214)

Cash flows from financing activities
Proceeds from exercise of stock options	3,987	252
Excess tax benefits from stock-based compensation	3,958	(279)

Net cash provided by financing activities	7,945	(27)

Effect of exchange rate changes on cash	3,773	3,503

Increase in cash and cash equivalents	65,202	45,035
Cash and cash equivalents, beginning of period	$159,573	$56,797

Cash and cash equivalents, end of period	$224,775	$101,832

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, through independent franchises and through a network of wholesale accounts. The Company’s primary markets are Canada, the United States and Australia, where 45, 74 and 11 corporate-owned stores were in operation as of October 31, 2010, respectively. There were 130 and 110 corporate-owned stores in operation as of October 31, 2010 and January 31, 2010, respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of October 31, 2010 and for the thirteen and thirty-nine weeks ended October 31, 2010 and November 1, 2009 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 31, 2010 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 31, 2010, included in Item 8 in the Company’s fiscal 2009 Annual Report on Form 10-K. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s fiscal 2009 Annual Report on Form 10-K filed with the SEC on March 25, 2010.

The Company’s fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2010 will end on January 30, 2011 and will be a 52-week year.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United States income taxes and foreign withholding taxes are not provided for on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The total amount of these earnings was approximately $165,669 and $113,466 at October 31, 2010 and January 31, 2010, respectively. The Company recorded a deferred tax liability of $8,921 in the thirty-nine weeks ended October 31, 2010 for the estimated future income taxes and foreign withholding taxes attributable to the undistributed earnings of foreign subsidiaries for which it does not have plans for reinvestment in the operations of such subsidiaries.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures Topic 820: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the new disclosures effective January 31, 2010, except for the disclosure of activity within Level 3 fair value measurements. The Level 3 disclosures are effective for the Company at the beginning of Fiscal 2011. The adoption of ASU 2010-06 did not have a material impact, and is not expected to have a material impact, on the disclosures within the Company’s consolidated financial statements.

In February 2010, the FASB amended Accounting Standards Codification (“ASC”) Topic 855 Subsequent Events (“ASC 855”). Under the amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements in the first quarter of fiscal 2010.

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

Stock-based compensation expense charged to income for the plans was $5,365 and $4,229 for the thirty-nine weeks ended October 31, 2010 and November 1, 2009, respectively. Total unrecognized compensation cost as at October 31, 2010 was $14,390 for all stock option plans, which is expected to be recognized over a weighted-average period of 2.5 years.

Company stock options and performance stock units

A summary of the Company’s stock option, performance stock unit and restricted share activity as of October 31, 2010 and changes during the period then ended is presented below:

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Stock	Exercise	Performance	Grant	Restricted	Grant
	Options	Price	Units	Fair Value	Shares	Fair Value

Balance at January 31, 2010	2,194	$14.07	—	$—	15	$13.83
Granted	142	37.40	81	41.43	6	38.74
Exercised	488	8.49	—	—	15	15.33
Forfeited	119	17.26	3	41.22	2	13.83

Balance at October 31, 2010	1,729	$15.65	78	$41.44	4	$38.74

Exercisable at October 31, 2010	374	$19.49	—	$—	—	$—

The Company’s performance stock units are awarded to eligible employees and entitle the grantee to receive a maximum of 1.5 shares of common stock per performance stock unit if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of performance stock units is based on the closing price of the Company’s common stock on the award date. Expense for performance stock units is recognized when it is probable the performance goal will be achieved.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholder- sponsored stock options

During the thirty-nine weeks ended October 31, 2010, holders of exchangeable shares converted 1,223 exchangeable shares into 1,223 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

During the thirty-nine weeks ended October 31, 2010, there were no grants or forfeitures related to any of the stock options issued and outstanding under the stockholder-sponsored awards.

Employee stock purchase plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of the Company’s common stock under the ESPP. Additionally, the Company or the subsidiary of the Company employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of the Company’s common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000 shares. During the thirty-nine weeks ended October 31, 2010, there were 30 shares purchased under the ESPP, which were funded by the Company through open market purchases.

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

The acquired business contributed net revenues of $8,864 and income from operations of $950 to the Company from the date of acquisition to October 31, 2010. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on February 2, 2009:

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended October 31,	Ended November 1,	Ended October 31,	Ended November 1,
	2010	2009	2010	2009

Net revenue	$175,800	$115,546	$470,929	$298,468
Income from operations	$42,376	$20,785	$109,831	$44,661

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of lululemon australia to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory and intangible assets had been applied from February 1, 2010, together with the consequential tax effects.

In 2010, the Company incurred $181 of acquisition-related costs. These costs are included in general and administrative expenses in the Company’s consolidated statements of operations for the thirty-nine weeks ended October 31, 2010.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the consideration transferred to acquire lululemon australia and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the non-controlling interest in lululemon australia at the acquisition date:

Fair value of consideration transferred:

Cash	$5,872
Conversion of note receivable to equity	3,481

Total	9,353

Investment in lululemon australia held prior to the business combination	2,345
Fair value of the non-controlling interest in lululemon australia	3,554

$15,252

The following table summarizes the fair values of the net assets acquired as of October 31, 2010:

Inventory	$3,053
Prepaid and other assets	709
Property and equipment	1,812
Goodwill and intangible assets	11,874

Total assets acquired	17,448
Current and non-current liabilities	2,196

Total liabilities assumed	2,196

Total identifiable net assets	$15,252

As a result of the Company obtaining control over lululemon australia, the Company’s previously held 13 percent interest was remeasured to fair value, resulting in a gain of $1,792. This gain has been recognized in the line item Other income (expense), net in the Company’s consolidated statements of operations.

The fair value of the non-controlling interest of $3,554 in lululemon australia was estimated by applying a market approach and an income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The fair value estimates use standard valuation techniques, including discounted cash flows, comparable transactions and internal projections, and include assumed adjustments due to the lack of control or lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in lululemon australia.

On July 20, 2010, the Company reacquired in an asset purchase transaction a franchised store in Saskatoon, Saskatchewan for total cash consideration of $6,610. Included in the Company’s consolidated statements of operations for the unaudited thirteen and thirty-nine weeks ended October 31, 2010 are the results of the reacquired Saskatoon franchised store from the date of acquisition to October 31, 2010.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair values of the net assets acquired as of October 31, 2010:

Inventory	$325
Prepaid and other current assets	9
Property and equipment	174
Goodwill	6,371

Total assets acquired	6,879
Current and non-current liabilities	269

Total liabilities assumed	269

Net assets acquired	$6,610

The reacquisition of the franchised stores is part of management’s vertical retail growth strategy. Goodwill is reviewed for impairment annually, or as events occur or circumstances arise which may reduce the fair value of goodwill below carrying value.

NOTE 5.	LEGAL PROCEEDINGS

On September 7, 2010, a former hourly Company employee filed a class action lawsuit in the United States District Court For the Northern District of Illinois, Eastern Division entitled Lydia Brown v. lululemon athletica inc. The lawsuit alleges that the Company requires employees to work “off the clock” without compensation. Plaintiff seeks on behalf of herself and other putative class members back wages, interest, attorneys fees and costs, and equitable relief under the Fair Labor Standards Act and the labor laws of each of the 30 states. The Company denies the allegations and intends to vigorously defend the matter.

The Company is a party to various other legal proceedings arising in the ordinary course of its business, but the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 6.	EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended October 31,	Ended November 1,	Ended October 31,	Ended November 1,
	2010	2009	2010	2009

Net income attributable to lululemon athletica inc.	$25,701	$14,068	$67,081	$29,830
Basic weighted-average number of shares outstanding	70,938	70,279	70,786	70,205
Effect of stock options assume exercised	897	821	996	554

Diluted weighted-average number of shares outstanding	71,835	71,100	71,782	70,759
Net basic earnings per share	$0.36	$0.20	$0.95	$0.42
Net diluted earnings per share	$0.36	$0.20	$0.93	$0.42

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirty-nine weeks ended October 31, 2010 and November 1, 2009, 60 and 1,001 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

NOTE 7.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	October 31,	January 31,
	2010	2010

Accounts receivable:
Trade accounts receivable	$3,883	$4,656
Miscellaneous receivables	5,238	3,582

	$9,121	$8,238

Inventories:
Finished goods	$74,963	$45,181
Raw materials	2,185	1,461
Provision to reduce inventory to market value	(4,125)	(2,572)

	$73,023	$44,070

Property and equipment:
Leasehold improvements	$79,562	$63,999
Furniture and fixtures	17,503	17,776
Computer hardware and software	30,525	25,194
Equipment and vehicles	867	428
Accumulated amortization and depreciation	(61,000)	(45,806)

	$67,457	$61,591

Goodwill and intangible assets:
Goodwill	$18,437	$738
Changes in foreign currency exchange rates	1,320	161

	19,757	899

Reacquired franchise rights	10,150	10,162
Non-competition agreements	694	694
Accumulated amortization	(5,947)	(4,868)
Changes in foreign currency exchange rates	1,834	1,163

	6,731	7,151

	$26,488	$8,050

Other non-current assets:
Prepaid rent and security deposits	$1,623	$945
Deferred lease cost	1,870	1,487
Advances to and investments in franchise	—	3,673

	$3,493	$6,105

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 31,	January 31,
	2010	2010

Accrued liabilities:
Inventory purchases	$15,374	$7,664
Sales tax collected	4,641	2,758
Accrued rent	1,609	1,771
Lease exit costs	817	800
Other	6,415	4,214

	$28,856	$17,207

Other non-current liabilities:
Deferred lease liability	$12,737	$10,822
Tenant inducements	6,365	4,650

	$19,102	$15,472

NOTE 8.	SEGMENT REPORTING

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

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended October 31,	Ended November 1,	Ended October 31,	Ended November 1,
	2010	2009	2010	2009

Net revenue:
Corporate-owned stores	$143,214	$98,060	$388,231	$256,053
Direct to consumer	13,978	4,608	32,754	8,506
Other	18,608	10,223	45,320	27,733

	$175,800	$112,891	$466,305	$292,292

Income from operations before general corporate expense:
Corporate-owned stores	$50,787	$30,760	$135,052	$72,408
Direct to consumer	3,901	1,811	9,417	3,035
Other	5,543	2,776	13,216	6,588

	60,231	35,347	157,685	82,031
General corporate	17,855	14,421	48,592	36,920

Net operating income	42,376	20,926	109,093	45,111
Other income (expense), net	91	(3)	2,345	98

Income before income taxes	$42,467	$20,923	$111,438	$45,209

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended October 31,	Ended November 1,	Ended October 31,	Ended November 1,
	2010	2009	2010	2009

Capital expenditures:
Corporate-owned stores	$9,005	$2,719	$13,122	$2,729
Corporate	1,375	962	8,829	3,295

	$10,380	$3,681	$21,951	$6,024

Depreciation:
Corporate-owned stores	$4,457	$3,491	$12,218	$10,074
Corporate	2,036	2,193	6,198	5,162

	$6,493	$5,684	$18,416	$15,236

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally gives rise to an additional week, resulting in a 53-week year. Fiscal 2010 will end on January 30, 2011 and will be a 52-week year.

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

We believe that through strong execution of our strategic plan, we are well placed to succeed in this market. In fiscal 2009, we were able to introduce our e-commerce website which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. This sales channel offers product assortment with a higher margin than our other segments. During fiscal 2010 we have begun to increase our store base, when and where we see opportunities for success. For example, we have opened 24 net new corporate-owned stores and 32 net new showrooms in North America and Australia since the third quarter of fiscal 2009, including reacquired franchises. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives which we believe will be beneficial for us.

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

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of October 31, 2010, our branded apparel was principally sold through 134 corporate-owned and franchise stores that are primarily located in Canada, the United States and Australia, and via our retail website through our direct to consumer channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the third quarter of fiscal 2010, approximately 52% of our net revenue was derived from sales of our products in Canada, 45% of our net revenue was derived from the sales of our products in the United States and 3% of our net revenue was derived from sales of our products outside of North America.

Our net revenue increased from $292.3 million in the first three quarters of fiscal 2009 to $466.3 million in the first three quarters of fiscal 2010, representing a 60% increase. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment is an increasingly substantial part of our business, representing 7% of our net revenues in the first three quarters of fiscal 2010, 4% of our net revenue in fiscal 2009 and less than 1% of our net revenue in fiscal 2008. Expanding this sales channel is a significant part of our near-term growth strategy, and we therefore expect the revenue derived from our direct to consumer sales to comprise more than 10% of the net revenue we report in future fiscal years. Our other operations, which include franchise sales, wholesale, showrooms sales and outlet sales, accounted for less than 10% of our net revenues from continuing operations in each of the first three quarters of fiscal 2010, fiscal 2009 and fiscal 2008. We previously reported our franchise channel as an operating segment; however, opening new franchise stores is not a significant part of our near-term store growth strategy, and as such we expect net revenue from our franchised stores to continue to decrease, including as a percentage of total net revenue, in future years.

Results of Operations

Thirteen Weeks Results

The following table summarizes key components of our results of operations for the thirteen weeks ended October 31, 2010 and November 1, 2009. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended October 31, 2010 and
	November 1, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Net revenue	$175,800	$112,891	100.0	100.0
Cost of goods sold	78,968	56,553	44.9	50.1

Gross profit	96,832	56,338	55.1	49.9
Selling, general and administrative expenses	54,456	35,412	31.0	31.4

Income from operations	42,376	20,926	24.1	18.5
Other income (expense), net	91	(3)	0.0	(0.0)

Income before provision for income taxes	42,467	20,923	24.1	18.5
Provision for income taxes	16,532	6,855	9.4	6.0

Net income	25,935	14,068	14.7	12.5
Net income attributable to non-controlling interest	234	—	0.1	—

Net income attributable to lululemon athletica inc.	$25,701	$14,068	14.6	12.5

Net Revenue

Net revenue increased $62.9 million, or 56%, to $175.8 million for the third quarter of fiscal 2010 from $112.9 million for the third quarter of fiscal 2009. Assuming the average exchange rate between the Canadian and United States dollars for the third quarter of fiscal 2009 remained constant, our net revenue would have increased $58.8 million, or 52%, for the third quarter of fiscal 2010.

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

Our net revenue on a segment basis for the thirteen weeks ended October 31, 2010 and November 1, 2009 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended October 31, 2010 and
	November 1, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$143,214	$98,060	81.5	86.8
Direct to consumer	13,978	4,608	7.9	4.1
Other	18,608	10,223	10.6	9.1

Net revenue	$175,800	$112,891	100.0	100.0

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $45.2 million, or 46%, to $143.2 million in the third quarter of fiscal 2010 from $98.1 million in the third quarter of fiscal 2009. The following contributed to the $45.2 million increase in net revenue from our corporate-owned stores segment:

•	Comparable store sales increase of 29% in the third quarter of fiscal 2010 resulted in a $27.3 million increase to net revenue, excluding the effect of foreign currency fluctuations. Including the effect of foreign currency fluctuations, comparable store sales increased 32%, or $30.3 million, in the third quarter of fiscal 2010; and

•	Net revenue from corporate-owned stores we opened subsequent to November 1, 2009, and therefore not included in the comparable store sales growth, contributed $14.9 million of the increase. Net new store openings since the third quarter of fiscal 2009 included four stores in Canada (including the Saskatoon franchised store that was reacquired), nine stores in the United States and 11 stores in Australia (including the nine franchised stores that were reacquired).

Direct to Consumer.  Net revenue from our direct to consumer segment increased $9.4 million, or 203%, to $14.0 million in the third quarter of fiscal 2010 from $4.6 million in the third quarter of fiscal 2009. The increase was a result of net revenue from our e-commerce website, which has had increasing traffic since it was launched towards the end of the first quarter of fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales.

Other.  Net revenue from our other segment increased $8.4 million, or 82%, to $18.6 million in the third quarter of fiscal 2010 from $10.2 million in the third quarter of fiscal 2009. There were increases in net revenues across most of our sales channels included in our other segment: wholesale, showrooms and outlets. Net revenue also increased due to a warehouse sale held in the third quarter of fiscal 2010. Net revenues from our franchise channel decreased due to our reacquisition of 10 franchised stores in Australia and Canada. Our other segment continues to grow year over year through new showroom and outlet locations, new wholesale partners and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $40.5 million, or 72%, to $96.8 million for the third quarter of fiscal 2010 from $56.3 million for the third quarter of fiscal 2009. Increased net revenues as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, production, distribution and merchandising departments.

Gross profit as a percentage of net revenue, or gross margin, increased by 520 basis points, to 55.1% in the third quarter of fiscal 2010 from 49.9% in the third quarter of fiscal 2009. The increase in gross margin resulted primarily from:

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 260 basis points;

•	an improvement in the Canadian dollar, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 120 basis points;

•	a decrease in costs related to design, production, distribution and merchandising, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 80 basis points; and

•	an increase in product margin in corporate-owned stores, direct to consumer and other segments, which contributed to an increase in gross margin of 60 basis points as a result of improved product costing on our fall assortment of merchandise and a higher proportion of total sales coming from our direct to consumer segment.

Our cost of goods sold in the third quarter of fiscal 2010 and fiscal 2009 included $0.3 million and $0.1 million, respectively, of stock-based compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $19.0 million, or 54%, to $54.5 million in the third quarter of fiscal 2010 from $35.4 million in the third quarter of fiscal 2009. The $19.0 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $6.3 million as we experience natural growth in labor hours associated with new corporate-owned stores and showrooms, and growth at existing locations;

•	an increase in variable administrative costs of $4.3 million related to our direct to consumer segment, primarily associated with revenue growth of our e-commerce website sales channel;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $3.8 million as a result of the expansion of our business and relocation of our head office;

•	an increase in head office employee costs of $1.8 million, including options expense and management incentive-based compensation incurred in order to position us for long-term growth.

•	an increase in administrative costs of $1.6 million related to our Australian business, in which we increased our investment significantly in the second quarter of fiscal 2010; and

•	an increase in marketing costs of $1.1 million to build community relationships and increase our brand awareness in existing markets.

As a percentage of net revenue, selling, general and administrative expenses decreased 40 basis points, to 31.0% in the third quarter of fiscal 2010 from 31.4% in the third quarter of fiscal 2009. This improvement was largely due to leverage associated with increased net revenues.

Our selling, general and administrative expenses in the third quarter of fiscal 2010 and fiscal 2009 included $1.5 million and $1.3 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $21.5 million, or 103%, to $42.4 million in the third quarter of fiscal 2010 from $20.9 million in the third quarter of fiscal 2009. The increase was a result of increased gross profit of $40.5 million, partially offset by increased selling, general and administrative costs of $19.0 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses such as corporate employee costs, travel expenses and corporate rent. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our design, production, distribution and merchandising departments have been allocated to this segment.

Income from operations (before general corporate expenses) for the thirteen weeks ended October 31, 2010 and November 1, 2009 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirteen Weeks Ended October 31, 2010 and November 1, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$50,787	$30,760	35.5	31.4
Direct to consumer	3,901	1,811	27.9	39.3
Other	5,543	2,776	29.8	27.2

Income from operations before general corporate expense	$60,231	$35,347

Corporate-Owned Stores.  Net income from our corporate-owned stores segment increased $20.0 million, or 65%, to $50.8 million for the third quarter of fiscal 2010 from $30.8 million for the third quarter of fiscal 2009 primarily due to an increase of $28.6 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores.

Direct to Consumer.  Net income from our direct to consumer segment increased $2.1 million, or 115%, to $3.9 million for the third quarter of fiscal 2010 from $1.8 million for the third quarter of fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales. The addition of our e-commerce website towards the end of the first quarter of fiscal 2009 has driven the increase in income from operations for our direct to consumer segment. Income from operations as a percentage of direct to consumer revenues decreased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to the introduction of promotional shipping.

Other.  Net income from our other segment increased $2.8 million, or 100%, to $5.5 million for the third quarter of fiscal 2010 from $2.8 million for the third quarter of fiscal 2009. Gross profit related to our other segment increased $3.7 million in the third quarter of fiscal 2010 from the third quarter of fiscal 2009 primarily due to a higher proportion of full margin sales channels in the current period, such as our showroom sales channel, than in the same period of last year.

Other Income (Expense), Net

Other income (expense), net increased $0.1 million, or 3,516%, to $0.1 million in the third quarter of fiscal 2010 from $nil in the third quarter of fiscal 2009. The increase was primarily a result of increased interest income due to higher interest rates offered on cash balances compared to the same period of last year.

Provision for Income Taxes

Provision for income taxes increased $9.7 million, or 141%, to $16.5 million in the third quarter of fiscal 2010 from $6.9 million in the third quarter of fiscal 2009. In the third quarter of fiscal 2010, our effective tax rate was 38.9% compared to 32.8% in the third quarter of fiscal 2009. The increase in the effective tax rate was primarily a result of recording a deferred tax liability of $3.6 million in the third quarter of fiscal 2010 for estimated future income taxes and foreign withholding taxes attributable to the undistributed earnings of Canadian subsidiaries which are in excess of our reinvestment plans for those subsidiaries.

Net Income

Net income increased $11.6 million to $25.7 million for the third quarter of fiscal 2010 from $14.1 million for the third quarter of fiscal 2009. The increase in net income of $11.6 million for the third quarter of fiscal 2010 was a result of an increase in gross profit of $40.5 million resulting from decreased product costs, including improved foreign exchange differences, and an increase in other income (expense), net of $0.1 million, offset by increases in selling, general and administrative expenses of $19.0 million and an increase of $9.7 million in provision for income taxes.

Thirty-Nine Week Results

The following table summarizes key components of our results of operations for the thirty-nine weeks ended October 31, 2010 and November 1, 2009. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirty-Nine Weeks Ended October 31, 2010 and
	November 1, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Net revenue	$466,305	$292,292	100.0	100.0
Cost of goods sold	214,818	155,766	46.1	53.3

Gross profit	251,487	136,526	53.9	46.7
Selling, general and administrative expenses	142,394	91,415	30.5	31.3

Income from operations	109,093	45,111	23.4	15.4
Other income (expense), net	2,345	98	0.5	0.1

Income before provision for income taxes	111,438	45,209	23.9	15.5
Provision for income taxes	44,207	15,379	9.5	5.3

Net income	67,231	29,830	14.4	10.2
Net income attributable to non-controlling interest	150	—	0.0	—

Net income attributable to lululemon athletica inc.	$67,081	$29,830	14.4	10.2

Net Revenue

Net revenue increased $174.0 million, or 60%, to $466.3 million for the first three quarters of fiscal 2010 from $292.3 million for the first three quarters of fiscal 2009. Assuming the average exchange rate between the Canadian and United States dollars for the first three quarters of fiscal 2009 remained constant, our net revenue would have increased $149.5 million, or 51%, for the first three quarters of fiscal 2010.

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

Our net revenue on a segment basis for the thirty-nine weeks ended October 31, 2010 and November 1, 2009 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirty-Nine Weeks Ended October 31, 2010 and
	November 1, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$388,231	$256,053	83.3	87.6
Direct to consumer	32,754	8,506	7.0	2.9
Other	45,320	27,733	9.7	9.5

Net revenue	$466,305	$292,292	100.0	100.0

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $132.2 million, or 52%, to $388.2 million in the first three quarters of fiscal 2010 from $256.1 million in the first three quarters of fiscal 2009. The following contributed to the $132.2 million increase in net revenue from our corporate-owned stores segment:

•	Comparable store sales increase of 31% in the first three quarters of fiscal 2010 resulted in a $76.7 million increase to net revenue, excluding the effect of foreign currency fluctuations. Including the effect of foreign currency fluctuations, comparable store sales increased 39%, or $96.2 million, in the first three quarters of fiscal 2010; and

•	Net revenue from corporate-owned stores we opened subsequent to November 1, 2009, and therefore not included in the comparable store sales growth, contributed $37.2 million of the increase. Net new store openings since the first three quarters of fiscal 2009 included four stores in Canada (including a franchised store that was reacquired), nine stores in the United States, and 11 stores in Australia (including nine franchised stores that were reacquired).

The increase was partially offset by a decrease in net revenue related to gift card breakage. In the first quarter of fiscal 2009 we recorded a one-time credit of $1.3 million related to a change in our estimated rate of redemption.

Direct to consumer.  Net revenue from our direct to consumer segment increased $24.2 million, or 285%, to $32.8 million in the first three quarters of fiscal 2010 from $8.5 million in the first three quarters of fiscal 2009. The increase was a result of net revenue from our e-commerce website, which has had increasing traffic since it was launched towards the end of the first quarter of fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales.

Other.  Net revenue from our other segment increased $17.6 million, or 63%, to $45.3 million in the first three quarters of fiscal 2010 from $27.7 million in the first three quarters of fiscal 2009. There were increases in net revenues across all operating channels included in our other segment: wholesale, showrooms and outlets. Net revenues from our other segment continues to grow year over year through new showroom and outlet locations, new wholesale partners and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $115.0 million, or 84%, to $251.5 million for the first three quarters of fiscal 2010 from $136.5 million for the first three quarters of fiscal 2009. Increased net revenues as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, production, distribution and merchandising departments.

Gross profit as a percentage of net revenue, or gross margin, increased by 720 basis points, to 53.9% in the first three quarters of fiscal 2010 from 46.7% in the first three quarters of fiscal 2009. The increase in gross margin resulted primarily from:

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 290 basis points;

•	an increase in product margins in corporate-owned stores, direct to consumer and other segments, which contributed to an increase in gross margin of 230 basis points as a result of improved product costing on our spring, summer, and fall assortment of merchandise and a higher proportion of total sales coming from our direct to consumer segment;

•	an improvement in the Canadian dollar, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 170 basis points; and

•	a decrease in costs related to design, production, distribution and merchandising, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 30 basis points.

Our costs of goods sold in the first three quarters of fiscal 2010 and fiscal 2009 included $1.1 million and $0.6 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $51.0 million, or 56%, to $142.4 million in the first three quarters of fiscal 2010 from $91.4 million in the first three quarters of fiscal 2009. The $51.0 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $17.3 million as we experience natural growth in labor hours associated with new corporate-owned stores, showrooms, outlets and other, and growth at existing locations;

•	an increase in variable administrative costs of $10.7 million related to our direct to consumer segment, primarily associated with revenue growth in our e-commerce website sales channel;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $8.7 million as a result of the expansion of our business;

•	an increase in head office employee costs, including options expense and management incentive-based compensation, of $5.7 million incurred in order to position us for long-term growth;

•	an increase in administrative costs of $3.6 million related to our Australian business, in which we increased our investment significantly in the second quarter of fiscal 2010;

•	an increase in professional fees, of $2.9 million, which includes consulting fees for recruiting, store development and information systems, legal fees associated with reacquisition of franchise rights, employment matters and legal settlement costs; and

•	an increase in marketing efforts, including initiatives associated with the Olympic games, of $2.2 million to increase our brand awareness in both new and existing markets.

As a percentage of net revenue, selling, general and administrative expenses decreased 80 basis points, to 30.5% in the first three quarters of fiscal 2010 from 31.3% in the first three quarters of fiscal 2009. The improvement was largely due to leverage associated with increased net revenues.

Our selling, general and administrative expenses in the first three quarters of fiscal 2010 and fiscal 2009 included $4.3 million and $3.7 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $64.0 million, or 142%, to $109.1 million in the first three quarters of fiscal 2010 from $45.1 million in the first three quarters of fiscal 2009. The increase was a result of increased gross profit of $115.0 million, partially offset by increased selling, general and administrative costs of $51.0 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses such as corporate employee costs, travel expenses and corporate rent. For purposes of our management’s analysis of our financial results, we have allocated some general product expenses to our corporate-owned stores segment. For example, all expenses related to our design, production, distribution and merchandising departments have been allocated to this segment.

Income from operations (before general corporate expenses) for the thirty-nine weeks ended October 31, 2010 and November 1, 2009 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirty-Nine Weeks Ended October 31, 2010 and November 1, 2009
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$135,052	$72,408	34.8	28.3
Direct to consumer	9,417	3,035	28.8	35.7
Other	13,216	6,588	29.2	23.8

Income from operations before general corporate expense	$157,685	$82,031

Corporate-Owned Stores.  Net income from our corporate-owned stores segment increased $62.6 million, or 87%, to $135.1 million for the first three quarters of fiscal 2010 from $72.4 million for the first three quarters of fiscal 2009 primarily due to an increase of $89.6 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores.

Direct to consumer.  Net income from our direct to consumer segment increased $6.4 million, or 210%, to $9.4 million for the first three quarters of fiscal 2010 from $3.0 million for the first three quarters of fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales. The addition of our e-commerce website towards the end of the first quarter of fiscal 2009 has driven the increase in income from operations for our direct to consumer segment. Income from operations as a percentage of direct to consumer revenues decreased in the first three quarters of fiscal 2010 compared to the first three quarters of fiscal 2009 due to the introduction of promotional shipping.

Other.  Net income from our other segment increased $6.6 million, or 101%, to $13.2 million for the first three quarters of fiscal 2010 from $6.6 million for the first three quarters of fiscal 2009. Gross profit related to our other segment increased in the first three quarters of fiscal 2010 from the first three quarters of fiscal 2009 primarily due to a higher proportion of full margin sales channels in the current period, such as our showroom sales channel, than in the same period of last year. There was an increase in selling, general and administrative expenses as a result of opening and operating an increased number of showrooms in the first three quarters of fiscal 2010 compared to the first three quarters of fiscal 2009, which offset a portion of the gross profit increase.

Other Income (Expense), Net

Other income (expense), net increased $2.2 million, or 2286%, to $2.3 million in the first three quarters of fiscal 2010 from $0.1 million in the first three quarters of fiscal 2009. The increase was primarily a result of re-measuring our 13 percent non-controlling equity investment in Australia immediately before obtaining control of such business.

Provision for Income Taxes

Provision for income taxes increased $28.8 million, or 188%, to $44.2 million in the first three quarters of fiscal 2010 from $15.4 million in the first three quarters of fiscal 2009. In the first three quarters of fiscal 2010, our effective tax rate was 39.7% compared to 34.0% in the first three quarters of fiscal 2009. The increase in the effective tax rate was primarily a result of recording a deferred tax liability of $8.8 million in the first three quarters of fiscal 2010 for estimated future income taxes and foreign withholding taxes attributable to the undistributed earnings of Canadian subsidiaries which are in excess of our reinvestment plans for those subsidiaries.

Net Income

Net income increased $37.3 million to $67.1 million for the first three quarters of fiscal 2010 from $29.8 million for the first three quarters of fiscal 2009. The increase in net income of $37.3 million for the first three quarters of fiscal 2010 was a result of an increase in gross profit of $115.0 million resulting from decreased product costs, including improved foreign exchange differences, and an increase in Other income (expense), net of $2.2 million, offset by increases in selling, general and administrative expenses of $51.0 million and an increase of $28.8 million in provision for income taxes.

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

At October 31, 2010, our working capital (excluding cash and cash equivalents) was $22.7 million and our cash and cash equivalents were $224.8 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended October 31,	Ended November 1,
	2010	2009
	(In thousands)

Total cash provided by (used in):
Operating activities	$87,917	$51,773
Investing activities	(34,433)	(10,214)
Financing activities	7,945	(27)
Effect of exchange rate changes	3,773	3,503

Increase in cash and cash equivalents	$65,202	$45,035

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally inventories, accounts payable, accrued expenses and income taxes payable

Cash provided by operating activities increased $36.1 million, to $87.9 million for the first three quarters of fiscal 2010 compared to $51.8 million for the first three quarters of fiscal 2009. The $36.1 million increase was primarily a result of an increase in net income due to improvement in store productivity, an increase in our store base, and a net decrease in the change in other working capital balances.

Investing Activities

Investing Activities relate entirely to capital expenditures, advances to and investments in franchises and reacquisition of franchises.

Cash used in investing activities increased $24.2 million, to $34.4 million for the first three quarters of fiscal 2010 from $10.2 million for the first three quarters of fiscal 2009. The $24.2 million increase was a result of our reacquisition of franchised stores in Australia and Canada as well as increased corporate-owned store openings. In the first three quarters of fiscal 2010 we opened or acquired twenty new corporate-owned stores compared to three new corporate-owned stores we opened in the first three quarters of fiscal 2009.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities increased $8.0 million to $7.9 million for the first three quarters of fiscal 2010 from $nil for the first three quarters of fiscal 2009.

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

At October 31, 2010, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of October 31, 2010, letters of credit and letters of guarantee totaling $1.5 million have been issued.

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

We believe that there have been no other significant changes during the thirty-nine weeks ended October 31, 2010 to our critical accounting policies.

Operating Locations

Our operating locations by Canadian province, U.S. state and internationally as of October 31, 2010, and the overall totals as of October 31, 2010 and January 31, 2010, are summarized in the table below. While most of our stores are branded lululemon athletica, three of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	9	—	9
British Columbia	12	—	12
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	1	—	1

Total Canada	45	—	45

United States
Arizona	1	—	1
California	19	1	20
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	2	—	2
Florida	3	—	3
Hawaii	1	—	1
Illinois	8	—	8
Maryland	2	—	2
Massachusetts	5	—	5
Michigan	1	—	1
Minnesota	2	—	1
Missouri	1	—	1
Nevada	1	—	1
New Jersey	3	—	3
New York	7	—	7
Oregon	2	—	1
Pennsylvania	2	—	2
Tennessee	1	—	1
Texas	6	—	6
Virginia	2	—	2
Washington	3	—	3

Total United States	74	4	78

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

International
Australia	11	—	11

Total International	11	—	11

Overall total, as of October 31, 2010	130	4	134

Overall total, as of January 31, 2010	110	14	124

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a majority of our net revenue in Canada. The reporting currency for our consolidated financial statements is the United States dollar. Historically, our operations were based largely in Canada. As of October 31, 2010, we operated 45 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, because we recognize net revenue from sales in Canada in Canadian dollars, if the United States dollar strengthens it would have a negative impact on our Canadian operating results upon translation of those results into United States dollars for the purposes of consolidation. Any hypothetical loss in net revenue could be partially or completely offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $6.6 million for the first three quarters of fiscal 2010. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada which replaced our previous credit facility. Because our revolving credit facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. At October 31, 2010, we had no outstanding borrowings on our revolving facility. We do not believe we currently are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 31, 2010, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended October 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 7, 2010, a former hourly employee filed a class action lawsuit in the United States District Court For the Northern District of Illinois, Eastern Division entitled Lydia Brown v. lululemon athletica inc. The lawsuit alleges that we require employees to work “off the clock” without compensation. Plaintiff seeks on behalf of herself and other putative class members back wages, interest, attorneys fees and costs, and equitable relief under the Fair Labor Standards Act and the labor laws of each of the 30 states. We deny the allegations and intend to vigorously defend the matter.

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

Our direct to consumer channel, which includes e-commerce, is an increasingly substantial part of our business, representing approximately 7% of our net revenue in the first three quarters of fiscal 2010, 4% of our revenue in fiscal 2009 and less than 1% of our net revenue in fiscal 2008. In addition to changing consumer preferences and buying trends relating to e-commerce, we are vulnerable to certain additional risks and uncertainties associated with e-commerce, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce e-commerce sales and damage our brand’s reputation.

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

We do not own any of our store facilities or real estate, but instead lease all of our corporate-owned stores under operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our cost of goods sold. For example, as of October 31, 2010, we were a party to operating leases associated with our corporate-owned stores as well as other corporate facilities requiring future minimum lease payments aggregating $215.2 million through January 31, 2015 and approximately $72.4 million thereafter. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We plan to open new stores in the near future to add to our existing store base. Of the 134 stores in operation as of October 31, 2010, we reacquired the franchise rights for one store in Canada, opened eight new stores in the United States, reacquired the franchise rights for nine stores in Australia and opened two new stores in Australia in the first three quarters of fiscal 2010. We expect to open a total of four additional stores during the remainder of fiscal 2010 in Canada, the United States and Australia. We estimate that we will incur between approximately $2.4 million and $2.5 million of capital expenditures in fiscal 2010 to open these four additional stores. In addition, our new stores may not be immediately profitable and we may incur losses until these stores become profitable. There can be no assurance that we will open the planned number of new stores in fiscal 2010. Any failure to successfully open and operate new stores will harm our results of operations.

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

Our future growth depends, to a considerable extent, on our expansion efforts outside of Canada, especially in the United States. Our current operations are based largely in Canada and the United States. As of October 31, 2010, we had 45 corporate-owned stores in Canada, 74 corporate-owned stores in the United States, 11 corporate-owned stores in Australia and four franchise stores in the United States. We have limited experience with regulatory environments and market practices outside of Canada and the United States, and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of North America. As previously disclosed, we have discontinued our operations in Japan. In connection with our initial expansion efforts outside of North America, we have encountered many obstacles we do not face in Canada or the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our sales and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has increased over fiscal 2009 and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $6.6 million in the first three quarters of fiscal 2010 and approximately $3.6 million in the first three quarters of fiscal 2009. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

As of October 31, 2010, we had four franchise stores in the United States. Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their retail stores. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchise store operations may decline due to diverse factors beyond our control. For example, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified employees, which could harm their sales and as a result harm our results of operations or cause our brand image to suffer.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in July 2007 until October 31, 2010, the price of our common stock has ranged from a low of $4.33 to a high of $60.70 on the Nasdaq Global Select Market and from a low of CDN $5.60 to a high of CDN $58.77 on the Toronto Stock Exchange. Broad market and industry factors may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. On July 31, 2008, we filed a registration statement on Form S-3ASR (as subsequently amended by a post-effective amendment on Form S-3 filed on March 30, 2009) in the United States registering the issuance of up to 20,935,041 shares of our common stock upon the exchange of the then-outstanding exchangeable shares of Lulu Canadian Holding, Inc. Sales of our common stock in the public market may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Additionally, we filed a universal shelf registration statement on Form S-3ASR on July 6, 2010, registering the possible issuance and/or resale of shares of our common stock, preferred stock, debt securities, warrants and units. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our current directors and executive officers beneficially own 33% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of our common stock during the thirteen weeks ended October 31, 2010:

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

August 2, 2010 — August 29, 2010	3,078	$39.18	3,078	2,851,049
August 30, 2010 — October 3, 2010	4,466	42.14	4,466	2,846,583
October 4, 2010 — October 31, 2010	2,908	45.37	2,908	2,843,675

Total	10,452		10,452

(1)	Monthly information is presented by reference to our fiscal months during our third quarter of fiscal 2010.

(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 3,000,000.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit		Filed		Exhibit		Filing
No.	Exhibit Title	Herewith	Form	No.	File No.	Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ John E. Currie
John E. Currie
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: December 8, 2010

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