Form 10-K
period 2011-01-30
lululemon athletica inc.
filed 2011-03-17
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33608
lululemon athletica inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3842867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1818 Cornwall Avenue Vancouver, British Columbia (Address of principal executive offices)	V6J 1C7 (Zip Code)

Registrant’s telephone number, including area code: (604) 732-6124

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑     No ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 30, 2010 was approximately $1,954,124,791. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 30, 2010. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on July 30, 2010.

Common Stock:

At March 14, 2011 there were 53,563,117 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At March 14, 2011, there were outstanding 17,708,018 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at March 14, 2011, the registrant had outstanding 17,708,018 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PARTS INTO WHICH INCORPORATED
Portions of Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

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

Overview

lululemon athletica inc. is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We believe consumers associate our brand with innovative, technical apparel products. Our products are designed to offer performance, fit and comfort while incorporating both function and style. Our heritage of combining performance and style distinctly positions us to address the needs of female athletes as well as a growing core of consumers who desire everyday casual wear that is consistent with their active lifestyles. We also continue to broaden our product range to increasingly appeal to male athletes and athletic female youth. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness. As of January 30, 2011, our branded apparel was principally sold through 137 stores that are located in Canada, the United States and Australia. We believe our vertical retail strategy allows us to interact more directly with, and gain feedback from, our customers while providing us with greater control of our brand.

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

We believe our culture and community-based business approach provides us with competitive advantages that are responsible for our strong financial performance. Our net revenue has increased from $40.7 million in fiscal 2004 to $711.7 million in fiscal 2010, representing a 61% compound annual growth rate. Our net revenue increased from $452.9 million in fiscal 2009 to $711.7 million in fiscal 2010, representing a 57% increase. During fiscal 2010, our comparable store sales growth was 37% and we reported income from operations of $180.4 million. During fiscal 2009, our comparable store sales growth was 9% and we reported income from operations of $86.5 million. In fiscal 2010, our corporate-owned stores opened at least one year averaged sales of approximately $1,726 per square foot, compared to sales per square foot of approximately $1,318 for fiscal 2009. We believe this is among the best in the apparel retail sector.

Our Market

Our primary target customer is a sophisticated and educated woman who understands the importance of an active, healthy lifestyle. She is increasingly tasked with the dual responsibilities of career and family and is constantly challenged to balance her work, life and health. We believe she pursues exercise to achieve physical fitness and inner peace.

As women have continued to embrace a variety of fitness and athletic activities, including yoga, we believe other athletic apparel companies are not effectively addressing their unique style, fit and performance needs. We believe we have been able to help address this void in the marketplace by incorporating style along with comfort and functionality into our products through our vertical retail strategy. Although we were founded to address the unique needs of women, we are also successfully designing products for men and athletic female youth who also appreciate the technical rigor and premium quality of our products. We also believe longer-term growth in athletic participation will be reinforced as the aging Baby Boomer generation focuses more on longevity. In addition, we believe consumer purchase decisions are driven by both an actual need for functional products and a desire to create a particular lifestyle perception. As such, we believe the credibility and authenticity of our brand expands our potential market beyond just athletes to those who desire to lead an active, healthy, and balanced life.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and are important to our success:

•	Premium Active Brand. lululemon athletica stands for leading a healthy, balanced and fun life. We believe customers associate the lululemon athletica brand with high quality premium athletic apparel that incorporates technically advanced materials, innovative functional features and style. We believe our focus on women differentiates us and positions lululemon athletica to address a void in the growing market for women’s athletic apparel. The premium nature of our brand is reinforced by our vertical retail strategy and our selective distribution through yoga studios and fitness clubs that we believe are the most influential within the fitness communities of their respective markets. While our brand has its roots in yoga, our products are increasingly being designed and used for other athletic and casual lifestyle pursuits, such as running and general fitness. We work with local athletes and fitness practitioners to enhance our brand awareness and broaden our product appeal.

•	Distinctive Retail Experience. We locate our stores in street locations, lifestyle centers and malls that position lululemon athletica stores to be an integral part of their communities. Our retail concept is based on a community-centric philosophy designed to offer customers an inviting and educational experience. We believe that this environment encourages product trial, purchases and repeat visits. We coach our store sales associates, whom we refer to as “educators,” to develop a personal connection with each customer. Our educators receive approximately 30 hours of in-house training within the first three months of the start of their employment and are well prepared to explain the technical and innovative design aspects of each product.

•	Innovative Design Process. We offer high-quality premium apparel that is designed for performance, comfort, functionality and style. We attribute our ability to develop superior products to a number of factors, including:

•	our feedback-based design process through which our design and product development team proactively and frequently seeks input from our customers and local fitness practitioners;

•	close collaboration with our third-party suppliers to formulate innovative and technically-advanced fabrics and features for our products; and

•	although we typically bring products from design to market in eight to 10 months, our vertical retail strategy enables us to bring select products to market in as little as two months, thereby allowing us to respond quickly to customer feedback, changing market conditions and apparel trends.

•	Community-Based Marketing Approach. We differentiate lululemon athletica through an innovative, community-based approach to building brand awareness and customer loyalty. We use a multi-faceted grassroots marketing strategy that includes social media, partnering with local fitness practitioners and creating in-store community boards. Each of our stores has a dedicated community coordinator who organizes fitness or philanthropic events designed to heighten the image of our brand in the community. We believe this grassroots approach allows us to successfully increase brand awareness and broaden our appeal while reinforcing our premium brand image.

•	Deep Rooted Culture Centered on Training and Personal Growth. We believe our core values and distinctive corporate culture allow us to attract passionate and motivated employees who are driven to succeed and share our vision. We provide our employees with a supportive, goal-oriented environment and encourage them to reach their full professional, health and personal potential. We offer programs such as personal development workshops and goal coaching to assist our employees in realizing their long-term objectives. We believe our relationship with our employees is exceptional and a key contributor to our success.

•	Experienced Management Team with Proven Ability to Execute. Our founder and Chief Innovation and Branding Officer, Mr. Wilson, plays a key role in corporate innovation strategy and in promoting our distinctive corporate culture. Our Chief Executive Officer, Ms. Day, whose experience includes 20 years at Starbucks Corporation, most recently serving as President of Asia Pacific Group of Starbucks International from 2004 to 2007, joined us in January 2008. Ms. Day has assembled a management team with a complementary mix of retail, design, operations, product sourcing, marketing and information technology experience from leading apparel and retail companies such as Abercrombie & Fitch Co., The Gap, Inc., Nike, Inc. and Speedo International Limited. We believe our management team is well positioned to execute the long-term growth strategy for our business.

Growth Strategy

Key elements of our growth strategy are to:

•	Grow our Store Base in North America. As of January 30, 2011, our products were sold through 122 corporate-owned stores in North America, including 44 in Canada and 78 in the United States. We expect that most of our near-term store growth will occur in the United States. We plan to add new stores to strengthen existing markets and selectively enter new markets in the United States and Canada. We opened net 12 stores in the United States and Canada in fiscal 2010, including one franchised store that was reacquired, and we plan to open approximately 22 to 27 additional stores in fiscal 2011 in the United States and Canada.

•	Develop our Direct to Consumer Sales Channel. We launched our retail website in the first quarter of fiscal 2009. The addition of e-commerce to our direct to consumer sales channel has already expanded our customer base and supplemented our growing store base. We plan to continue developing our e-commerce website to further reflect the distinctive retail experience that our customers enjoy in our stores while providing greater shopping flexibility and to enhance our online experience.

•	Increase our Brand Awareness. We will continue to increase brand awareness and customer loyalty through our grassroots marketing efforts, social media and planned store expansion. We believe that increased brand awareness will result in increased comparable store sales and store productivity over time.

•	Introduce New Product Technologies. We remain focused on developing and offering products that incorporate technology-enhanced fabrics and performance features that differentiate us in the market. Collaborating with leading fabric manufacturers, we have jointly developed and trademarked names for innovative fabrics such as Luon and Silverescent, and natural stretch fabrics using organic elements such as cotton and seaweed. Among our ongoing efforts, we are developing fabrics to provide advanced features such as UV protection and inherent reflectivity. In addition, we will continue to develop differentiated manufacturing techniques that provide greater support, protection, and comfort.

•	Broaden the Appeal of our Products. We will selectively seek opportunities to expand the appeal of our brand to improve store productivity and increase our overall addressable market. To enhance our product appeal, we intend to:

•	Expand our Product Categories. We continue to expand our product offerings in complementary existing and new categories such as bags, underwear and outerwear;

•	Increase the Range of Athletic Activities our Products Target. We expect customers increasingly to purchase our products for activities such as yoga, running and general fitness as we educate them on the versatility of our products and expand our product categories;

•	Expand Beyond North America. As of January 30, 2011, we operated 11 corporate-owned stores and four showrooms in Australia, and one corporate-owned showroom in Hong Kong. We plan to open 2 additional lululemon stores in fiscal 2011 in Australia. Over time, we intend to expand on our own or pursue additional joint venture opportunities in other Asian and European markets; and

•	Grow our Men’s Business. We believe the premium quality and technical rigor of our products will continue to appeal to men and that there is an opportunity to expand our men’s business as a proportion of our total sales.

•	Grow our Youth Brand. We launched our youth focused brand, ivivva athletica, in the fourth quarter of fiscal 2009. We believe the premium quality and technical rigor of our dance-inspired products designed for female youth serve an open market and provide us with an opportunity to expand this line.

Our Stores

As of January 30, 2011, our retail footprint included 44 stores in Canada, 82 stores in the United States, four of which are franchise stores, and 11 stores in Australia. While most of our stores are branded lululemon athletica, two of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth. Our retail stores are located primarily on street locations, in lifestyle centers and in malls.

The following store list shows the number of branded stores (including corporate-owned stores and franchise stores) operated in each Canadian province, U.S. state, and internationally as of January 30, 2011:

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	9	—	9
British Columbia	11	—	11
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	1	—	1

Total Canada	44	—	44

United States
Arizona	2	—	2
California	19	1	20
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	2	—	2
Florida	4	—	4
Georgia	1	—	1
Hawaii	1	—	1
Illinois	8	—	8
Maryland	2	—	2
Massachusetts	5	—	5
Michigan	1	—	1
Minnesota	2	—	2
Missouri	1	—	1
Nevada	1	—	1
New Jersey	3	—	3
New York	7	—	7
Ohio	1	—	1
Oregon	2	—	2
Pennsylvania	2	—	2
Tennessee	1	—	1
Texas	6	—	6
Virginia	2	—	2
Washington	3	—	3

Total United States	78	4	82

International
Australia	11	—	11

Total International	11	—	11

Overall total, as of January 30, 2011	133	4	137

Overall total, as of January 31, 2010	110	14	124

Store Economics

We believe that our innovative retail concept and customer experience contribute to the success of our stores. During fiscal 2010 our corporate-owned stores open at least one year, which average approximately 2,874 square feet, averaged sales of approximately $1,726 per square foot.

Management performs an ongoing evaluation of our portfolio of corporate-owned store locations. In fiscal 2010 we closed one corporate-owned ivivva athletica store in British Columbia and one corporate-owned lululemon athletica store in Australia. As we continue our evaluation we may in future periods close additional corporate-owned store locations.

Store Expansion

From February 1, 2002 (when we had one store, in Vancouver) to January 30, 2011, we opened 121 net corporate-owned stores in North America. We opened our first corporate-owned store in the United States in 2003. Over the next few years, our new store growth will be primarily focused on corporate-owned stores in the United States, an attractive market with a population of over nine times that of Canada. We opened net 12 stores in the United States and Canada in fiscal 2010, including one franchised store that was reacquired.

Direct to Consumer

In fiscal 2009 we launched our e-commerce website which, along with phone sales, makes up our direct to consumer channel. Direct to consumer is an increasingly substantial part of our business, representing approximately 8% of our net revenue in fiscal 2010, compared to 4% of our net revenue in fiscal 2009. We believe that a direct to consumer channel is convenient for our core customer and enhances the image of our brand. Our direct to consumer channel makes our product accessible in more markets than our corporate-owned store channel alone. We use this channel to build brand awareness, especially in new markets, including those outside of North America.

International Stores

Beyond North America, we intend to expand our global presence as part of our long-term business strategy. We believe that partnering with companies and individuals with significant experience and proven success in the target country is to our advantage. As of January 30, 2011, we had 11 corporate-owned stores and four showrooms in Australia and one showroom in Hong Kong.

Wholesale Channel

We also sell lululemon athletica products through premium yoga studios, health clubs and fitness centers. This channel represented 2% of our net revenue in fiscal 2010 and 2% of our net revenue in fiscal 2009. We believe these premium wholesale locations offer an alternative distribution channel that is convenient for our core consumer and enhances the image of our brand. We do not intend wholesale to be a significant contributor to overall sales. Instead, we use the channel to build brand awareness, especially in new markets.

Franchise Stores

As of January 30, 2011, we had four franchise stores in the United States. In fiscal 2010 we reacquired the franchise rights of nine Australia locations, which we previously held an equity interest in, and one Saskatchewan, Canada location, thereby decreasing the net revenue earned through our franchise channel. This channel represented 1% of our net revenue in fiscal 2010 and 3% of our net revenue in fiscal 2009. We began opening franchise stores in select markets in 2002 to expand our store network while limiting required capital expenditures. Opening new franchise stores is not part of our near-term store growth strategy. We continue to evaluate the ability to repurchase attractive franchises, which, in some cases, we can contractually acquire at a specified percentage of trailing 12-month sales. Unless otherwise approved by us, our franchisees are required to sell only our branded products, which are purchased from us at a discount to the suggested retail price.

Our Products

We offer a comprehensive line of performance apparel and accessories for women, men and female youth. Our apparel assortment, including items such as fitness pants, shorts, tops and jackets, is designed for healthy lifestyle activities such as yoga, running and general fitness. Although we benefit from the growing number of people that participate in yoga, we believe the percentage of our products sold for other activities will continue to increase as we broaden our product range to address other activities. Our fitness-related accessories include an array of items such as bags, socks, underwear, yoga mats, instructional yoga DVDs and water bottles.

We believe the authenticity of our products is driven by a number of factors. These factors include our athlete-inspired design process, our use of technical materials, our sophisticated manufacturing methods and our innovative product features. Our athletic apparel is designed and manufactured using cutting-edge fabrics designed to deliver maximum function and athletic fit. We collaborate with leading fabric suppliers to develop advanced fabrics that we sell under our trademarks. Our in-house design team works closely with our suppliers to formulate fabrics that meet our performance and functional specifications such as stretch ability, capability to wick moisture, color fastness and durability, among others. Advanced fabrics that we currently incorporate in our products include:

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

Our products are constructed with advanced sewing techniques, such as flat seaming, that increase comfort and functionality by reducing skin irritation and strengthening important seams. Our apparel products include innovative features to promote convenience, such as pockets designed to hold credit cards, keys, digital audio players and clips for heart rate monitors.

Our Culture and Values

Since our inception, the Company has developed a distinctive corporate culture with a mission to provide people with components to live a longer, healthier and more fun life. We promote a set of core values in our business, which include developing the highest quality products, operating with integrity, leading a healthy balanced life and instilling in our employees a sense of self responsibility and personal achievement. These core values allow us to attract passionate and motivated employees who are driven to succeed and share our vision of “elevating the world from mediocrity to greatness.”

Community-Based Marketing

We differentiate our business through an innovative, community-based approach to building brand awareness and customer loyalty. We pursue a multi-faceted strategy which leverages our local ambassadors, social media, in-store community boards and a variety of grassroots initiatives. Our ambassadors, who are local fitness practitioners, share our core values and introduce our brand to their fitness classes and communities leading to interest in the brand, store visits and word-of-mouth marketing. Our in-store community boards further position our stores as community destinations designed to educate and enrich our customers. Each of our stores has a dedicated community coordinator who selectively organizes events that heighten the image of our brand in the community. Each of our community coordinators customizes a local marketing plan to focus on the important athletic and philanthropic activities within each community.

Product Design and Development

Our product design efforts are led by a team of designers based in Vancouver, British Columbia partnering with international designers. Our team is comprised of dedicated athletes and users of our products who embody our design philosophy and dedication to premium quality. Our design team identifies trends based on market intelligence and research, proactively seeks the input of our guests and our ambassadors and broadly seeks inspiration consistent with our goals of style, function and technical superiority. Our ambassadors have become an integral part of our product design process as they test and evaluate our products, providing real-time feedback on performance and functionality. Our design team also hosts meetings each year in many of our markets. In these meetings, local athletes, trainers, yogis and members of the fitness industry discuss our products and provide us with additional feedback and ideas. Members of our design team also regularly work at our stores, which gives them the opportunity to interact with and receive direct feedback from guests. Our design team incorporates all of this input to adjust fit, style, function and to detect new athletic trends and to identify desirable fabrics.

To ensure that we continue to provide our guests with functional fabrics, our design team works closely with our suppliers to incorporate innovative fabrics that bring particular specifications to our products. These specifications include characteristics such as stretch ability, capability to wick moisture, color fastness and durability, among others. In addition, to ensure the quality of our fabric and its authenticity, we test our products using a leading testing facility, as well as actual wear tests done on any potential fabric. We also partner with a leading independent inspection, verification, testing and certification company, which conducts a battery of tests before each season on our fabrics, testing for a variety of performance characteristics including pilling, shrinkage, abrasion resistance and colorfastness. We collaborate with leading fabric suppliers to develop fabrics that we ultimately trademark for brand recognition whenever possible.

We typically bring new products from design to market in approximately eight to 10 months; however, our vertical retail structure enables us to bring select new products to market in as little as two months. We believe our lead times are shorter than a typical apparel wholesaler due to our streamlined design and development process as well as the real-time input we receive from our consumers and ambassadors through our corporate-owned store locations. Our process does not involve edits by intermediaries, such as retail buyers or a sales force, and we believe it incorporates a shorter sample process than typical apparel wholesalers. This rapid turnaround time allows us to respond relatively quickly to trends or changing market conditions.

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities, nor do we contract directly with third-party vendors for fabrics and finished goods. The fabric used in our products is sourced by our manufacturers from a limited number of pre-approved suppliers. We work with a group of approximately 45 manufacturers, four of which produced approximately 65% of our products in fiscal 2010. During fiscal 2010, no single manufacturer produced more than 33% of our product offering. During fiscal 2010, approximately 60% of our products were produced in China, approximately 26% in South/South East Asia, approximately 4% in Canada and the remainder in the United States, Israel, Peru, Korea and Taiwan. Our North American manufacturers provide us with the speed to market necessary to respond quickly to changing trends and increased demand. While we plan to support future growth through manufacturers outside of North America, our intent is also to maintain production in Canada and the United States whenever possible. We have developed long-standing relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products in the long-term. We require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing, working conditions and other social concerns. We currently also work with a leading inspection and verification firm to closely monitor each supplier’s compliance with applicable law and our workplace code of conduct.

Distribution Facilities

We centrally distribute finished products in North America from distribution facilities in Vancouver, British Columbia and Sumner, Washington. We operate the distribution facilities in Vancouver and Sumner, which are leased and are approximately 102,000 and 82,000 square feet, respectively. We believe these modern facilities enhance the efficiency of our operations. We believe our distribution infrastructure will be sufficient to accommodate our expected store growth and expanded product offerings over the next several years. Merchandise is typically shipped to our stores through third-party delivery services multiple times per week, providing them with a steady flow of new inventory.

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

The market for athletic apparel is highly competitive. It includes increasing competition from established companies who are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG, which includes the adidas and Reebok brands, and Under Armour, Inc. We also compete with retailers specifically focused on women’s athletic apparel including The Gap, Inc. (including the Athleta collection), Lucy Activewear Inc., and bebe stores, inc. (including the BEBE SPORT collection).

Our Employees

As of January 30, 2011, we had 4,572 employees, of which 2,321 were employed in Canada, 2,021 were employed in the United States, and 230 were employed internationally. Of the 2,321 Canadian employees, 1,783 were employed in our corporate-owned stores, 59 were employed in distribution, 110 were employed in design, merchandise and production, and the remaining 369 performed selling, general and administrative and other functions. Of the 2,021 employees in the United States, 1,935 were employed in our corporate-owned stores and showrooms, 44 were employed in distribution and 34 performed selling, general and administration functions. Of the 230 international employees, 183 were employed in our international retail locations, 13 were employed in distribution, and 24 performed design, merchandise, production, and administrative functions. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

Intellectual Property

We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products in Canada, the United States and in the other countries in which our products are currently or intended to be either sold or manufactured. Our major trademarks include lululemon athletica & design, the logo design (WAVE design) and lululemon as a word mark. In addition to the registrations in Canada and the United States, lululemon’s design and word mark are registered in over 66 other jurisdictions which cover over 114 countries. We own trademark registrations for names of several of our fabrics including Luon, Silverescent, VitaSea, Soyla, Boolux and Luxtreme.

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

We have expanded our operations rapidly since our inception in 1998 and we have limited operating experience at our current size. We opened our first store in Canada in 1999 and our first store in the United States in 2003. Our net revenue increased from $40.7 million in fiscal 2004 to $711.7 million in fiscal 2010, representing a compound annual increase of approximately 61%. We expect our net revenue growth rate to slow as the number of new stores that we open in the future declines relative to our larger store base. Our substantial growth to date has placed a significant strain on our management systems and resources. If our operations continue to grow, of which there can be no assurance, we will be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. Our continued growth could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, and delays in production and shipments. These difficulties could result in the erosion of our brand image and lead to a decrease in net revenue, income from operations and the price of our common stock.

Any material disruption of our information systems could disrupt our business and reduce our sales.

We are increasingly dependent on information systems to operate our e-commerce website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Throughout the past few years, we upgraded certain of our information systems to support recent and expected future growth. These system upgrades improved our ability to capture, process and ship customer orders, and transfer product between channels. We incurred additional costs associated with these upgrades in fiscal 2010. We believe these systems are stable upon implementation, but there can be no assurance that future disruptions will not occur. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could — especially if the disruption or slowdown occurred during the holiday season — result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

Our direct to consumer channel, which includes e-commerce, is an increasingly substantial part of our business, representing approximately 8% of our revenues in fiscal 2010. In addition to changing consumer preferences and buying trends relating to e-commerce, we are vulnerable to certain additional risks and uncertainties associated with e-commerce, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce e-commerce sales and damage our brand’s reputation.

We have taken over certain portions of our information system needs that were previously outsourced to a third-party and continue making upgrades to our information systems. We may take over other outsourced portions of our information systems in the near future. If we are unable to manage these aspects of our information systems or the planned upgrades, our receipt and delivery of merchandise could be disrupted, which could result in a decline in our sales.

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

We do not own any of our store facilities, but instead lease all of our corporate-owned stores under operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our cost of goods sold. For example, as of January 30, 2011, we were a party to operating leases associated with our corporate-owned stores as well as other corporate facilities requiring future minimum lease payments aggregating $176.5 million through January 31, 2016 and approximately $72.5 million thereafter. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

The fabrics used by our suppliers and manufacturers include synthetic fabrics whose raw materials include petroleum-based products. Our products also include natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. For example, during 2010, cotton prices hit their highest levels in 140 years. Increases in the cost of cotton can result in higher costs in the price we pay for our cotton yarn and cotton-based textiles. We are not always successful in our efforts to protect our business from the volatility of the market price of cotton and other raw materials, and our business can be adversely affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any dramatic increase in these prices could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Increasing labor costs and other factors associated with the production of our products in China could increase the costs to produce our products.

During fiscal 2010, approximately 60% of our products were produced in China. Given that the majority of our manufacturing is conducted by third-party manufacturers located in China, increases in the costs of labor and other costs of doing business in China could significantly increase our costs to produce our products and could have a negative impact on our operations, revenues and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortage and increases in labor costs in China, and difficulties in moving products manufactured in China out of Asia and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics impacting China. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of “normal trade relations” status with, China, could significantly increase our cost of products imported into North America or Australia and harm our business.

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

Successful new store openings may also be affected by our ability to initiate our grassroots marketing efforts in advance of opening our first store in a new market. We typically rely on our grassroots marketing efforts to build awareness of our brand and demand for our products. Our grassroots marketing efforts are often lengthy and must be tailored to each new market based on our emerging understanding of the market. Accordingly, there can be no assurance that we will be able to successfully implement our grassroots marketing efforts in a particular market in a timely manner, if at all. Additionally, we may be unsuccessful in identifying new markets where our technical athletic apparel and other products and brand image will be accepted or the performance of our stores will be considered successful. Further, we will encounter pre-opening costs and we may encounter initial losses while new stores commence operations.

We plan to open new stores in the near future to add to our existing store base. Of the 137 stores in operation as of January 30, 2011, we opened 12 net new stores in North America (including one franchise store that was reacquired) and 11 net new stores in Australia (including nine franchise stores that were reacquired) in fiscal 2010. In fiscal 2011, we expect to open a total of 20 to 25 additional lululemon stores and two ivivva stores in North America, as well as three additional lululemon stores in Australia. We estimate that we will incur approximately $15.0 million to $19.0 million of capital expenditures in fiscal 2011 to open these 25 to 30 additional stores. In addition, our new stores may not be immediately profitable and we may incur losses until these stores become profitable. There can be no assurance that we will open the planned number of new stores in fiscal 2011. Any failure to successfully open and operate new stores will harm our results of operations.

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

Our future growth depends, to a considerable extent, on our expansion efforts outside of Canada, especially in the United States. Our current operations are based largely in Canada and the United States. As of January 30, 2011, we had 44 corporate-owned stores in Canada, 82 corporate-owned stores in the United States, including four franchised stores, and 11 corporate-owned stores in Australia. We have limited experience with regulatory environments and market practices outside of Canada and the United States, and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of North America. As previously disclosed, we have discontinued our operations in Japan. In connection with our initial expansion efforts outside of North America, we have encountered many obstacles we do not face in Canada or the United States, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.

We may also encounter difficulty expanding into new markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by customers in these new markets. In particular, we have no assurance that our grassroots marketing efforts will prove successful outside of the geographic regions in which they have been used in the United States and Canada. We anticipate that as our business expands into new markets and as the market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Conversely, as we penetrate these markets and our brand becomes more widely available, it could potentially detract from the appeal stemming from the scarcity of our brand. Our brand may also be adversely affected if our public image or reputation is tarnished by negative publicity. Maintaining and enhancing our brand will depend largely on our ability to be a leader in the athletic apparel industry, to offer a unique store experience to our customers and to continue to provide high quality products and services, which we may not do successfully. Failure to develop new markets outside of North America or disappointing growth outside of North America will harm our business and results of operations. In addition, if we are unable to maintain or enhance our brand image our results of operations may suffer and our business may be harmed.

Our ability to attract customers to our stores depends heavily on successfully locating our stores in suitable locations and any impairment of a store location, including any decrease in customer traffic, could cause our sales to be less than expected.

Our approach to identifying locations for our stores typically favors street locations, lifestyle centers and malls where we can be a part of the community. As a result, our stores are typically located near retailers or fitness facilities that we believe are consistent with our customers’ lifestyle choices. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Store locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:

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

The market for technical athletic apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on women’s athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition, such as The Gap, Inc., which includes the Athleta brand, Nike, Inc. and adidas AG, which includes the adidas and Reebok brands. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in yoga apparel. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, store development, marketing, distribution and other resources than we do. In addition, our technical athletic apparel is sold at a premium to traditional athletic apparel.

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

We may not be able to maintain the levels of comparable store sales that we have experienced historically. In addition, we may not be able to replicate outside of North America our historic average sales per square foot. Our sales per square foot in stores we have opened in new markets, which have primarily been in the United States, have generally been lower than those we have been able to achieve in Canada. As sales in new markets grow to become a larger percentage of our overall sales, our average sales per square foot will likely decline. The aggregate results of operations of our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For example, over the past three fiscal years, our comparable store sales have ranged from a decrease of 22% in the fourth quarter of fiscal 2008 to an increase of 32% in the fourth quarter of fiscal 2010. A variety of factors affect both comparable store sales and average sales per square foot, including foreign exchange fluctuations, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to be materially lower than recent periods and our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

Our net sales are affected by direct to consumer sales.

We sell merchandise over the Internet through our e-commerce website www.lululemon.com. Our e-commerce operations, included in our direct to consumer channel, are subject to numerous risks, including reliance on third party computer hardware and software, rapid technological change, diversion of sales from our stores, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions. There is no assurance that our e-commerce operations will continue to achieve sales and profitability growth.

Failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, or the FTC, state attorneys general in the U.S., the Competition Bureau and Health Canada in Canada as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net sales.

In addition, our failure to comply with FTC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, could result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.

Our plans to improve and expand our product offerings may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could harm our competitive position and reduce our net revenue and profitability.

In addition to our store expansion strategy, we plan to grow our business by improving and expanding our product offerings, which includes introducing new product technologies, increasing the range of athletic activities our products target, growing our men’s and female youth businesses and expanding our accessories, underwear and outerwear offerings. The principal risks to our ability to successfully carry out our plans to improve and expand our product offering are that:

•	introduction of new products may be delayed, allowing our competitors to introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in technical athletic apparel innovation;

•	if our expanded product offerings fail to maintain and enhance our distinctive brand identity, our brand image could be diminished and our sales may decrease;

•	implementation of these plans could divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems; and

•	incorporation of novel technologies into our products that are not accepted by our customers or that are inferior to similar products offered by our competitors.

In addition, our ability to successfully carry out our plans to improve and expand our product offerings could be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer athletic preferences and style trends. These plans could be abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our net revenue and profitability.

We rely on third-party suppliers to provide fabrics for and to produce our products, and we have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, Luon fabric, which is included in many of our products, is supplied to the mills we use by a single manufacturer in Taiwan, and the fibers used in manufacturing Luon fabric are supplied to our Taiwanese manufacturer by a single company. In fiscal 2010, approximately 69% of our products were produced by our top five manufacturing suppliers.

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

Additionally, if defects in the manufacture of our products are not discovered until after such products are purchased by our customers, our customers could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.

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

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we currently own no patents or exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors, such as The Gap, Inc., which includes the Athleta brand, Nike, Inc. and adidas AG, which includes the adidas and Reebok brands, have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenue and profitability could suffer.

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

We have experienced, and expect to continue to experience, significant seasonal variations in our net revenue and income from operations. Seasonal variations in our net revenue are primarily related to increased sales of our products during our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season. We generated approximately 36%, 39% and 29% of our full year gross profit during the fourth quarters of fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Historically, seasonal variations in our income from operations have been driven principally by increased net revenue in our fourth fiscal quarter.

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

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and exclusivity of our brand. We wrote-off $1.0 million, $0.8 million and $0.9 million of inventory in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. In addition, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores and may damage our reputation and customer relationships. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. A portion of our net revenue is generated in Australia. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has increased over fiscal 2010 and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $11.3 million in fiscal 2010 and approximately $11.2 million in fiscal 2009. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million in fiscal 2010. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition and results of operations.

Almost all of our suppliers are located outside the United States. During fiscal 2010, approximately 4% of our products were produced in Canada, approximately 60% in China, approximately 26% in South and South East Asia and the remainder in the United States, Israel, Peru and Taiwan. As a result of our international suppliers, we are subject to risks associated with doing business abroad, including:

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

As of January 30, 2011, we had four franchise stores in the United States. Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their retail stores. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchise store operations may decline due to diverse factors beyond our control. For example, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified employees, which could harm their sales and as a result harm our results of operations or cause our brand image to suffer.

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

Ongoing reporting obligations as a public company and our continued growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on our internal control over financial reporting on an annual basis. As a result, we have implemented the required financial and managerial controls, reporting systems and procedures and we incurred substantial expenses to test our systems and to make additional improvements and to hire additional personnel. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on the Nasdaq Global Select Market, the Toronto Stock Exchange or any other stock exchange on which our common stock may be listed. Delisting of our common stock on any exchange would reduce the liquidity of the market for our common stock, which could reduce the price of our stock and increase the volatility of our stock price.

Risks Related to Our Common Stock

Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in July 2007 until January 30, 2011, the closing price of our common stock has ranged from a low of $4.49 to a high of $73.51 on the Nasdaq Global Select Market and from a low of CDN $5.79 to a high of CDN $74.71 on the Toronto Stock Exchange. Broad market and industry factors may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

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

Our current directors and executive officers own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

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

Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7. We expect that our current administrative offices are sufficient for our expansion plans for the foreseeable future. In March 2011, we purchased the building that currently houses our administrative offices. We currently operate two distribution centers located in Vancouver, British Columbia and Sumner, Washington, which together are capable of accommodating our expansion plans through the foreseeable future.

The general location, use, approximate size and lease renewal date of our properties, none of which we owned at January 30, 2011, are set forth below:

		Approximate
Location	Use	Square Feet	Lease Renewal Date

Vancouver, BC	Executive and Administrative Offices	78,000	November 2015
Vancouver, BC	Former Executive and Administrative Offices	50,000	January 2014
Vancouver, BC	Distribution Center	102,000	November 2017
Sumner, WA	Distribution Center	82,000	April 2020

As of January 30, 2011, we leased approximately 376,000 gross square feet relating to our 133 corporate-owned stores. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.

ITEM 3.	LEGAL PROCEEDINGS

On September 7, 2010, a former hourly employee filed a class action lawsuit in the United States District Court For the Northern District of Illinois, Eastern Division entitled Lydia Brown v. lululemon athletica inc. The lawsuit alleges that we require employees to work “off the clock” without compensation. The plaintiff seeks on behalf of herself and other putative class members back wages, interest, attorney fees and costs, and equitable relief under the Fair Labor Standards Act and the Illinois Wage Payment and Collection Act. On February 24, 2011, the District Court granted our motion to dismiss the plaintiff’s claims in their entirety without prejudice. The plaintiff was granted leave to file an amended complaint on or before March 17, 2011. We continue to deny the allegations and intend to vigorously defend the matter.

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

Market Information and Dividends

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “LULU” and on the Toronto Stock Exchange under the symbol “LLL.” The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock reported by the Nasdaq Global Select Market for the last two fiscal years:

	Common Stock Price
	(Nasdaq Global Select
	Market)
	High	Low

Fiscal Year Ending January 30, 2011
Fourth Quarter	$73.51	$44.63
Third Quarter	$47.48	$31.90
Second Quarter	$45.58	$35.82
First Quarter	$45.07	$26.27
Fiscal Year Ending January 31, 2010
Fourth Quarter	$32.50	$24.69
Third Quarter	$27.90	$18.57
Second Quarter	$17.72	$11.30
First Quarter	$14.47	$4.49

As of January 30, 2011, there were approximately 140 holders of record of our common stock.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between July 27, 2007 (the date of our initial public offering) and January 30, 2011, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P Retail Index, over the same period. This graph assumes the investment of $100 on July 27, 2007 in our common stock, the S&P 500 Index and the S&P Retail Index and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on July 27, 2007 was the closing sale price of $28.00 per share.

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

	27-Jul-07	3-Feb-08	1-Feb-09	31-Jan-10	30-Jan-11
lululemon athletica inc	$100.00	$124.64	$24.29	$100.86	$245.04
S&P 500 Index	$100.00	$95.65	$56.61	$73.61	$87.48
S&P Retail Index	$100.00	$87.67	$53.70	$82.13	$103.04

Issuer Purchase of Equity Securities

The following table provides information regarding our Employee Share Purchase Plan (ESPP) repurchases of our common stock during the thirteen week period ended January 30, 2011:

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

November 1, 2010 — November 28, 2010	2,562	$52.69	2,562	2,841,113
November 29, 2010 — January 2, 2011	2,264	68.80	2,264	2,838,849
January 3, 2011 — January 30, 2011	2,424	68.19	2,424	2,836,425

Total	7,250		7,250

(1)	Monthly information is presented by reference to our fiscal months during our fourth quarter of fiscal 2010.

(2)	Our ESPP was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP will be purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares available for issuance under the ESPP is 3,000,000.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The consolidated statement of operations data for each of the years ended January 30, 2011, January 31, 2010, February 1, 2009 and February 3, 2008 and the consolidated balance sheet data as of January 30, 2011, January 31, 2010, February 1, 2009 and February 3, 2008 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The consolidated statement of operations data for the fiscal year ended January 31, 2007 and the consolidated balance sheet data as of January 31, 2007 are derived from our underlying accounting records. The consolidated statements of income for the fiscal year ended January 31, 2007 and balance sheet for the fiscal year ended January 31, 2007 have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, contain all adjustments necessary to fairly present the information set forth below.

We completed a corporate reorganization on July 26, 2007. The financial data below reflects our operations as if the reorganization had occurred prior to the first period presented.

	Fiscal Year Ended
	January 30,	January 31,	February 1,	February 3,	January 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Consolidated statement of operations data:
Net revenue	$711,704	$452,898	$353,488	$269,942	$147,964
Cost of goods sold	316,757	229,812	174,421	125,015	72,249

Gross profit	394,947	223,086	179,067	144,927	75,715

Operating expenses:
Selling, general and administrative expenses	212,784	136,161	118,098	93,376	51,863
Provision for impairment and lease exit costs	1,772	379	4,405	—	—
Settlement of lawsuit	—	—	—	—	7,228

Income from operations	180,391	86,546	56,564	51,551	16,624
Other income (expense), net	2,886	164	821	1,029	104

Income before provision for income taxes	183,277	86,710	57,385	52,580	16,728
Provision for income taxes	61,080	28,429	16,884	20,464	8,752

Net income from continuing operations	122,197	58,281	40,501	32,116	7,976
Net income attributable to non-controlling interest	350	—	—	—	—
Net loss from discontinued operations	—	—	(1,138)	(1,273)	(310)

Net income attributable to lululemon athletica inc.	$121,847	$58,281	$39,363	$30,843	$7,666

Basic earnings (loss) per share
Continuing operations	$1.72	$0.83	$0.59	$0.48	$0.12
Discontinued operations	—	—	(0.02)	(0.02)	—

Net basic earnings per share	$1.72	$0.83	$0.57	$0.46	$0.12
Diluted earnings (loss) per share
Continuing operations	$1.69	$0.82	$0.57	$0.47	$0.12
Discontinued operations	—	—	(0.02)	(0.02)	—

Net diluted earnings per share	$1.69	$0.82	$0.55	$0.45	$0.12
Basic weighted-average number of shares outstanding	70,860	70,251	68,711	66,430	65,157
Diluted weighted-average number of shares outstanding	71,929	70,949	70,942	69,298	65,304

	As of
	January 30,	January 31,	February 1,	February 3,	January 31,
	2011	2010	2009	2008	2007
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$316,286	$159,573	$56,797	$52,545	$15,494
Total assets	499,302	307,258	211,636	155,092	71,325
Total stockholders’ equity	394,293	233,108	154,843	112,034	37,379
Non-controlling interest	3,904	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-year period ending January 30, 2011. Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2010, 2009 and 2008 ended on January 30, 2011, January 31, 2010 and February 1, 2009, respectively. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

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

Overview

Our results for fiscal 2010 demonstrate the ongoing success of our efforts to overcome the instability in the economy for the last two fiscal years. In fiscal 2010, we committed to investing in our stores and our people, making infrastructure enhancements and funding working capital requirements, while remaining conscious of our discretionary spending. These expenditures were designed to position our business for long-term profitable growth and protect our brand integrity. We continually assess the economic environment and market conditions when making decisions regarding timing of our investments.

These strong efforts to execute our strategic plan are reflected in our comparable stores net revenue growth, which leveraged our fixed operating costs and in turn led to higher income from operations. We believe that our brand is recognized as premium in our offerings of run and yoga assortment, as well as a leader in technical fabrics and quality construction. This has made our product desirable to our consumers and has driven demand.

Throughout fiscal 2010, we were able to grow our e-commerce website which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. This sales channel offers product assortment with a higher margin than our other segments. We also increased our store base through execution of our real estate strategy, when and where we saw opportunities for success. For example, we opened 23 net new corporate-owned stores and 39 net new showrooms in North America and Australia since fiscal 2009, including reacquired franchises. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives which we believe will be beneficial for the Company.

In fiscal 2011, we will continue to focus on the execution of our strategic plan. Where we have found opportunities for growth through opening showrooms, or other community presence efforts, we will expand our store base and therefore our business. 12 to 15 of our planned store openings in fiscal 2011 will be in markets seeded by showrooms in fiscal 2010. Continuing increases in traffic and conversion rates on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we continue to commit a portion of our resources to further developing this channel. Further, we see our e-commerce website as an opportunity to increase our brand awareness in international markets.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is primarily marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of January 30, 2011, our branded apparel was principally sold through 137 corporate-owned and franchise stores that are primarily located in Canada, the United States, and Australia and via our e-commerce website through our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In fiscal

2010, 52% of our net revenue was derived from sales of our products in Canada, 46% of our net revenue was derived from the sales of our products in the United States and 2% of our net revenue was derived from sales of our products outside of North America. In fiscal 2009, 60% of our net revenue was derived from sales of our products in Canada, 40% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America. In fiscal 2008, 69% of our net revenue was derived from sales of our products in Canada, 31% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America.

Our net revenue increased from $40.7 million in fiscal 2004 to $711.7 million in fiscal 2010 representing a 61% compound annual growth rate. Our net revenue from continuing operations also increased from $452.9 million in fiscal 2009 to $711.7 million in fiscal 2010, representing a 57% increase. Our increase in net revenue from fiscal 2004 to fiscal 2010 resulted from the net addition of 23 retail locations in fiscal 2010, seven retail locations and our e-commerce sales channel in fiscal 2009, 35 retail locations in fiscal 2008, 31 retail locations in fiscal 2007, 14 retail locations in fiscal 2006 and 17 retail locations in fiscal 2005, including reacquired franchises, and comparable store sales growth of 37%, 9%, 0%, 34% and 25% in fiscal 2010, fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment accounted for 8% of our net revenues from continuing operations in fiscal 2010, 4% in fiscal 2009 and 1% in fiscal 2008. Our other segment, consisting of franchise sales, wholesale accounts, sales from company-operated showrooms, warehouse sales and outlets, each accounted for less than 10% of our net revenues from continuing operations in each of fiscal 2010, fiscal 2009 and fiscal 2008. We previously reported our franchise channel as an operating segment; however, opening new franchise stores is not part of our near-term store growth strategy, and as such we expect net revenue from our franchise stores to continue to decrease, including as a percentage of total net revenue, in future years.

As of January 30, 2011, we sold our products through 133 corporate-owned stores located in Canada, the United States and Australia. We plan to increase our net revenue in North America and Australia by opening additional corporate-owned stores in new and existing markets. Corporate-owned stores accounted for 83% of total net revenue in fiscal 2010, 87% of total net revenue in fiscal 2009 and 89% of total net revenue in fiscal 2008.

As of January 30, 2011, our direct to consumer segment included our e-commerce and phone sales channels. E-commerce sales are taken directly from retail customers through www.lululemon.com. Phone sales are taken directly from retail customers through our call center. Our direct to consumer segment is an increasingly substantial part of our growth strategy, and we therefore expect the revenue derived from our direct to consumer sales to comprise more than 10% of the net revenue we report in future fiscal years.

In addition to deriving revenue from sales through our corporate-owned stores and direct to consumer, we also derive other net revenue, which includes wholesale customers, as well as franchise sales, warehouse sales and sales through a number of company-operated showrooms. Wholesale customers include select premium yoga studios, health clubs and fitness centers. Franchise sales include inventory sales and royalties related to our four franchise stores located in the United States. Warehouse sales are typically held one or more times a year to sell slow moving inventory or inventory from prior seasons to retail customers at discounted prices. Our showrooms are typically small locations that we open from time to time when we enter new markets and feature a limited selection of our product offering during select hours. Other net revenue accounted for 9% of total revenue in fiscal 2010, 9% of total net revenue in fiscal 2009 and 10% of total net revenue in fiscal 2008.

We believe that our athletic apparel has and will continue to appeal to consumers outside of North America who value its technical attributes as well as its function and style. In 2004, we opened our first store in Australia which was operated under a franchise license. In fiscal 2008 we made a 13% equity investment in lululemon athletica australia Pty, our franchise operator. During fiscal 2010 we increased our investment to 80% which has provided us control over lululemon athletica australia Pty. In fiscal 2008, we opened a company-operated showroom in Hong Kong.

In the past, we have entered into franchise agreements to distribute lululemon athletica branded products to more quickly disseminate our brand name and increase our net revenue and net income. In exchange for the use of our brand name and the ability to operate lululemon athletica stores in certain regions, our franchisees generally pay us a one-time franchise fee and ongoing royalties based on their gross revenue. Additionally, unless otherwise approved by us, our franchisees are required to sell only lululemon athletica branded products, which are purchased from us at a discount to the suggested retail price. Pursuing new franchise partnerships or opening new franchise stores is not part of our near-term store growth strategy. In some cases, we may exercise our contractual rights to purchase franchises where it is attractive to us.

Basis of Presentation

Net revenue is comprised of:

•	corporate-owned store net revenue, which includes sales to customers through corporate-owned stores in North America and Australia;

•	direct to consumer revenue, which includes sales from our e-commerce website and phone sales; and

•	other net revenue, which includes wholesale accounts, franchises net revenue, which consists of royalties as well as sales of our products to franchises, warehouse sales, outlets and sales from company-operated showrooms.

in each case, net of an estimated allowance for sales returns and discounts.

In addition, we separately track comparable store sales, which reflect net revenue at corporate-owned stores that have been open for at least 12 months. Therefore, net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable prior year sales. Non-comparable store sales include sales from new stores that have not been open or otherwise not operated by us for 12 months or from stores which have been significantly remodeled or relocated. Also included in non-comparable stores sales are sales from direct to consumer sales, wholesale, franchises, warehouse sales and showrooms, and sales from corporate-owned stores which we have closed.

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

Cost of goods sold includes:

•	the cost of purchased merchandise, inbound freight, duty and non-refundable taxes incurred in delivering goods to our distribution centers;

•	the cost of our distribution centers (such as labor, rent and utilities) and the depreciation and amortization related to our distribution centers;

•	the cost of our production, merchandise and design departments including salaries, stock-based compensation and benefits, and operating expenses;

•	the cost of occupancy related to store operations (such as rent and utilities) and the depreciation and amortization related to store-level capital expenditures;

•	hemming; and

•	shrink and valuation reserves.

Cost of goods sold also may change as we open or close stores because of the resulting change in related occupancy costs. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise.

Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold and provision for impairment and lease exit costs. Our selling, general and administrative expenses include marketing costs, accounting costs, information technology costs, human resource costs, professional fees, corporate facility costs, corporate and store-level payroll and benefits expenses, stock-based compensation and occupancy, depreciation and amortization expense for all assets other than depreciation and amortization expenses related to store-level capital expenditures and our distribution centers, each of which are included in cost of goods sold. We anticipate that our selling, general and administrative expenses will increase in absolute dollars due to anticipated continued growth of our corporate support staff and store-level employees.

Provision for impairment and lease exit costs consists of asset impairments, lease exit and other related costs associated with the relocation of our administrative offices and the closure of one Canadian corporate-owned store in fiscal 2010, as well as management’s evaluation of corporate-owned locations. Also included in prior years, are one US corporate-owned store in the first quarter of fiscal 2009 and one US corporate-owned store in the fourth quarter of fiscal 2008 as well as an asset impairment provision based on management’s ongoing evaluation of its portfolio of corporate-owned store locations. Long-lived assets are reviewed at the store-level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Stock-based compensation expense includes charges incurred in recognition of compensation expense associated with grants of stock options, performance stock units and restricted stock units. We recognize stock-based compensation expense for both awards granted by us and awards granted under a stockholder sponsored plan. Stock-based compensation expense is measured at the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period.

We record our stock-based compensation expense in cost of goods sold and selling, general and administrative expenses as stock-based awards have been made to employees whose salaries are classified in both expense categories.

Other income (expense), net includes interest earned on our cash balances and our advances to franchise, interest costs associated with our credit facilities and with letters of credit drawn under these facilities for the purchase of merchandise and our share of the operations of our investment in lululemon athletica australia PTY, including the remeasurement of our investment immediately before obtaining control of the business. We expect to continue to generate interest income to the extent that our cash generated from operations exceeds our cash used for investment. We have maintained relatively small outstanding balances on our credit facilities and expect to continue to do so.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically we have generated taxable income in Canada and we have generated tax losses in the United States. For periods up to and including the second quarter of fiscal 2007, we recorded a full valuation allowance against our losses in the United States. In the third and fourth quarters of fiscal 2007, we earned taxable income in the United States. During the second quarter of fiscal 2008, after considering a number of factors, including recent taxable income, utilization of previously unrealized net operating losses, or NOLs, our growth strategy as well as other business and macroeconomic factors, we determined that we would more likely than not realize the benefit of deferred tax assets through future taxable income. We have recorded deferred tax assets in respect of foreign tax credits and other deductible temporary differences of $7.9 million as at January 30, 2011.

Several factors have contributed to our effective tax rate fluctuating in recent periods. First, in fiscal 2008 and fiscal 2007, we generated losses in the United States which we were unable to offset against our income in Canada. Second, we incurred stock-based compensation expense of $7.3 million, $5.6 million and $6.5 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, a portion of which were not deductible for tax purposes in Canada and the United States during these periods. Third, the Canadian corporate tax rate decreased from 35% to 32% in fiscal 2008. Fourth, in fiscal 2008 we began to release the valuation against US loss carry forwards. Our effective tax rate in fiscal 2010 was 33%, compared to 33% in fiscal 2009 and 29% in fiscal 2008.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)

Consolidated statements of operations:
Net revenue	$711,704	$452,898	$353,488
Cost of goods sold	316,757	229,812	174,421

Gross profit	394,947	223,086	179,067

Operating expenses:
Selling, general and administrative expenses	212,784	136,161	118,098
Provision for impairment and lease exit costs	1,772	379	4,405

Income from operations	180,391	86,546	56,564
Other income (expense), net	2,886	164	821

Income before provision for income taxes	183,277	86,710	57,385
Provision for income taxes	61,080	28,429	16,884

Net income from continuing operations	122,197	58,281	40,501
Net income attributable to non-controlling interest	350	—	—
Net loss from discontinued operations	—	—	(1,138)

Net income attributable to lululemon athletica inc.	$121,847	$58,281	$39,363

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(% of net revenue)}

Net revenue	100.0	100.0	100.0
Cost of goods sold	44.5	50.7	49.3

Gross profit	55.5	49.3	50.7

Operating expenses:
Selling, general and administrative expenses	29.9	30.1	33.5
Provision for impairment and lease exit costs	0.2	0.1	1.2

Income from operations	25.4	19.1	16.0
Other income (expense), net	0.4	0.1	0.2

Income before provision for income taxes	25.8	19.2	16.2
Provision for income taxes	8.6	6.3	4.8

Net income from continuing operations	17.2	12.9	11.4
Net income attributable to non-controlling interest	0.1	—	—
Net loss from discontinued operations	—	—	(0.3)

Net income attributable to lululemon athletica inc	17.1	12.9	11.1

Comparison of Fiscal 2010 to Fiscal 2009

Net Revenue

Net revenue increased $258.8 million, or 57%, to $711.7 million in fiscal 2010 from $452.9 million for in fiscal 2009. Assuming the average exchange rate between the Canadian and United States dollars in fiscal 2009 remained constant, our net revenue would have increased $229.6 million, or 51%, in fiscal 2010.

The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores and showrooms opened, sales from franchised stores that were reacquired during fiscal 2010 and the growth of our e-commerce website sales included in our direct to consumer segment. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, the successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores.

Our net revenue on a segment basis for fiscal 2010 and fiscal 2009 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Fiscal Year Ended January 30, 2011 and
	January 31, 2010
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$591,031	$393,451	83.0	86.9
Direct to consumer	57,348	18,257	8.1	4.0
Other	63,325	41,190	8.9	9.1

Net revenue	$711,704	$452,898	100.0	100.0

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $197.6 million, or 50%, to $591.0 million in fiscal 2010 from $393.5 million in fiscal 2009. The following contributed to the $197.6 million increase in net revenue from our corporate-owned stores segment:

•	Comparable store sales increase of 37% in fiscal 2010 resulted in a $136.1 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 30%, or $112.2 million, in fiscal 2010;

•	Net revenue from corporate-owned stores we opened during fiscal 2010, and during fiscal 2009 prior to sales from such stores becoming part of our comparable stores base, contributed $42.3 million of the increase. Net new store openings in fiscal 2010 included 12 stores in the United States and two in Australia; and

•	The acquisition of one Canadian and nine Australian franchise stores in fiscal 2010 contributed $20.4 million of the increase.

The increase was partially offset by a decrease in net revenue related to gift card breakage. In fiscal 2009 we recorded a one-time credit of $1.3 million related to a change in our estimated rate of redemption.

Direct to Consumer.  Net revenue from our direct to consumer segment increased $39.1 million, or 214%, to $57.3 million in fiscal 2010 from $18.3 million in fiscal 2009. The increase in net revenue from our direct to consumer segment was a result of increasing traffic and conversion rates on our e-commerce website since it launched near the beginning of fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales, and ultimately resulted in an increased gross profit.

Other.  Net revenue from our other segment increased $22.1 million, or 54%, to $63.3 million in fiscal 2010 from $41.2 million in fiscal 2009. There were increases in net revenues across most of our sales channels included in our other segment: wholesale, showrooms, warehouse sales and outlets. Net revenues from our franchise channel decreased due to our reacquisition of one franchised store in Canada and nine franchised stores in Australia. Our other segment continues to grow year over year through new showroom locations, new wholesale partners and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased 171.9 million, or 77%, to 394.9 million in fiscal 2010 from $223.1 million in fiscal 2009. The increase in gross profit was driven principally by increased net revenues as well as a strengthening Canadian dollar relative to the U.S. dollar, which improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, production, distribution and merchandising departments.

Gross profit, as a percentage of net revenue, or gross margin, increased 620 basis points, to 55.5% in fiscal 2010 from 49.3% in fiscal 2009. The increase in gross margin resulted primarily from:

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 250 basis points;

•	an increase in product margins in corporate-owned stores, direct to consumer and other segments, which contributed to an increase in gross margin of 180 basis points primarily as a result of improved product costing on our spring, summer, and fall assortment of merchandise and a higher proportion of total sales coming from our direct to consumer segment;

•	an improvement in the Canadian dollar, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 140 basis points; and

•	a decrease in costs related to design, production, distribution and merchandising, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 50 basis points.

Our costs of goods sold in fiscal 2010 and fiscal 2009 included $1.4 million and $0.8 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including provision for impairment and lease exit costs, increased $78.0 million, or 57%, to $214.6 million in fiscal 2010 from $136.5 million in fiscal 2009. The $78.0 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $24.8 million as we experience natural growth in labor hours associated with new corporate-owned stores, showrooms, outlets and other, and growth at existing locations;

•	an increase in variable administrative costs of $18.4 million related to our direct to consumer segment, primarily associated with revenue growth in our e-commerce website sales channel;

•	an increase in other costs, including occupancy costs, depreciation, distribution and provision for impairment and lease exist costs not included in cost of goods sold, of $14.5 million as a result of the expansion of our business;

•	an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $9.6 million incurred in order to position us for long-term growth;

•	an increase in administrative costs of $6.5 million related to our Australian business, in which we increased our investment significantly in the second quarter of fiscal 2010, which we now report on a consolidated basis;

•	an increase in marketing efforts, including initiatives associated with the Olympic games, of $3.3 million to increase our brand awareness in both new and existing markets; and

•	an increase in professional fees of $0.9 million which includes consulting fees for recruiting, store development and information systems, legal fees associated with reacquisition of franchise rights, and employment matters.

As a percentage of net revenue, selling, general and administrative expenses were 30.1% in both fiscal 2010 and fiscal 2009.

We expect selling, general and administrative expenses to increase throughout fiscal 2011 as we add administrative and sales personnel and increase our infrastructure to support the growth in our store base and invest in our e-commerce channel.

Our selling, general and administrative expenses in fiscal 2010 and fiscal 2009 included $5.9 million and $4.8 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $93.8 million, or 108%, to $180.4 million in fiscal 2010 from $86.5 million in fiscal 2009. The increase of $93.8 million in income from operations for fiscal 2010 was primarily due to a $171.9 million increase in gross profit resulting from sales growth at existing and additional corporate-owned stores opened during fiscal 2010 and increasing traffic on our e-commerce website, offset by an increase of $78.0 million in selling, general and administrative expenses including provision for impairment and lease exit costs.

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

Income from operations (before general corporate expenses) for fiscal 2010 and fiscal 2009 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Fiscal Year Ended January 30, 2011 and January 31, 2010
	2010	2009	2010	2009
	(In thousands)		(Percentages)

Corporate-owned stores	$215,154	$121,614	36.4	30.9
Direct to consumer	16,364	6,288	28.5	34.4
Other	18,004	10,845	28.4	26.3

Income from operations before general corporate expense	$249,522	$138,747

Corporate-Owned Stores.  Net income from our corporate-owned stores segment increased $93.5 million, or 77%, to $215.2 million for fiscal 2010 from $121.6 million for fiscal 2009 primarily due to an increase of $134.0 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores.

Direct to consumer.  Net income from our direct to consumer segment increased $10.1 million, or 160%, to $16.4 million in fiscal 2010 from $6.3 million in fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales. The addition of our e-commerce website near the beginning of fiscal 2009 has driven the increase in income from operations for our direct to consumer segment. Income from operations as a percentage of direct to consumer revenues decreased in fiscal 2010 compared to fiscal 2009 due to the introduction of promotional shipping and increased costs related to our digital strategy associated with this selling channel.

Other.  Net income from our other segment increased $7.2 million, or 66%, to $18.0 million in fiscal 2010 from $10.8 million in fiscal 2009. Gross profit related to our other segment increased in fiscal 2010 from fiscal 2009 primarily due to a higher proportion of full margin sales channels in the current year, such as our showroom sales channel, than in the prior year. There was an increase in selling, general and administrative expenses as a result of opening and operating an increased number of showrooms in fiscal 2010 compared to fiscal 2009, which offset a portion of the gross profit increase.

Income from operations also includes general corporate expenses. General corporate expenses increased $16.9 million, or 32%, to $69.1 million in fiscal 2010 from $52.2 million in fiscal 2009 primarily due to an increase in expenses related to our head office growth of $13.6 million, as well as increased depreciation and amortization expense of $1.2 million, increased stock-based compensation expense of $1.0 million and increased provision for impairment and lease exist costs of $1.4 million. The increase was partially offset by increases in realized foreign exchange gains of $0.3 million. General corporate expenses are expected to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our corporate-owned stores, franchises and other segments.

Our $1.8 million provision for impairment and lease exit costs was a result of management’s review of our portfolio of corporate-owned store locations and the relocation of our administrative offices. In conjunction with our ongoing evaluation to ensure that each of our corporate-owned stores fit into our long-term growth strategy, we closed two of our corporate-owned stores in the fourth quarter of fiscal 2010. We recorded a $0.7 million provision for impairment and lease exit costs related to the two fiscal 2010 closures, and a $0.9 million provision for impairment and lease exit costs related to the relocation of our administrative offices. We also closed one of our corporate-owned stores in the first quarter of fiscal 2009; this closure was fully accrued in fiscal 2008. The fair market values were estimated using an expected present value technique.

Other Income (Expense), Net

Other income (expense), net increased $2.7 million, to $2.9 million in fiscal 2010 from $0.2 million in fiscal 2009. The increase was primarily a result of re-measuring our 13 percent non-controlling equity investment in Australia immediately prior to obtaining control of the business, which led to a $1.8 million gain on investment.

Additionally, we earned more interest income in fiscal 2010 compared to fiscal 2009 on our increased cash balances.

Provision for Income Taxes

Provision for income taxes increased $32.7 million, or 115%, to $61.1 million in fiscal 2010 from $28.4 million in fiscal 2009. In fiscal 2010, our effective tax rate was 33.3% compared to 32.8% in fiscal 2009. The higher effective tax rate was due to the proportional increase of taxable income in the United States in fiscal 2010 compared to taxable income in Canada which is taxed at a rate lower than the US statutory rate combined with the declining Canadian Corporate tax rate. We expect this trend to continue as we expect to generate a higher proportion of our future taxable income in the United States.

We have not recorded deferred taxes on undistributed earnings and other temporary differences of our Canadian subsidiary which are considered to be indefinitely reinvested. If management’s intentions with respect to these undistributed earnings and other temporary differences were to change in the future, deferred taxes may need to be provided that could materially impact our financial results.

Net Income

Net income increased $63.6 million, or 109%, to $121.8 million in fiscal 2010 from $58.3 million in fiscal 2009. The increase in net income of $63.6 million in fiscal 2010 was primarily due to a $171.9 million increase in gross profit resulting from sales growth at existing and additional corporate-owned stores opened during fiscal 2010 and increasing traffic on our e-commerce website, and a $2.7 million increase in other income (expense), net, offset by an increase of $78.0 million in selling, general and administrative expenses including provision for impairment and lease exist costs and an increase of $32.7 million in provision for income taxes.

Comparison of Fiscal 2009 to Fiscal 2008

Net Revenue

Net revenue increased $99.4 million, or 28%, to $452.9 million in fiscal 2009 from $353.5 million in fiscal 2008. Assuming the average exchange rate between the Canadian and United States dollars in fiscal 2008 remained constant, our net revenue would have increased $103.0 million, or 29%, in fiscal 2009.

The net revenue increase was primarily the result of increased sales at locations in our comparable stores base as well as sales from new stores opened. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name.

Our net revenue on a segment basis for fiscal 2009 and fiscal 2008 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Fiscal Year Ended January 31, 2010 and
	February 1, 2009
	2009	2008	2009	2008
	(In thousands)		(Percentages)

Corporate-owned stores	$393,451	$315,548	86.9	89.3
Direct to consumer	18,257	1,629	4.0	0.5
Other	41,190	36,311	9.1	10.2

Net revenue	$452,898	$353,488	100.0	100.0

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

Direct to Consumer.  Net revenue from our direct to consumer segment increased $16.6 million, or 1,020%, to $18.3 million in fiscal 2009 from $1.6 million in fiscal 2008. The increase in net revenue from our direct to consumer segment was primarily due to the launch of our e-commerce in fiscal 2009, which contributed $16.8 million in net revenues. This increase was offset by decreased phonesale revenue, which shifted to e-commerce, of $0.2 million.

Other.  Net revenue from our other segment increased $4.9 million, or 13%, to $41.2 million in fiscal 2009 from $36.3 million in fiscal 2008. An increase in outlet revenues of $5.0 million contributed to the increase in net revenues from our other segment. This increase in outlet revenue resulted from a $3.2 million increase in revenue at existing outlet locations and a $1.8 million increase in net revenue from two new outlet locations that opened in fiscal 2009. New and existing wholesale accounts contributed $4.4 million to the increase, and increased showroom sales revenue contributed $1.6 million. The increase in net revenue from our other segment was offset by temporary store locations opened in fiscal 2008 but not fiscal 2009, which had contributed $3.2 million, and decreased warehouse revenue due to fewer warehouse sales in fiscal 2009 compared to fiscal 2008, of $0.6 million. $2.2 million of franchise net revenue shifted to the corporate-owned stores segment when we acquired two franchise stores in Victoria, British Columbia and one franchise store in Bellevue, Washington.

Gross Profit

Gross profit increased $44.0 million, or 25%, to $223.1 million in fiscal 2009 from $179.1 million in fiscal 2008. The increase in gross profit was driven principally by increased net revenues which ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increased fixed costs, such as occupancy and depreciation, increased costs related to our design, production, distribution and merchandising departments, as well as increased discounts, shrinkage and other as a result of increased sales volume.

Gross profit, as a percentage of net revenue, or gross margin, decreased 140 basis points, to 49.3% in fiscal 2009 from 50.7% in fiscal 2008. The decrease in gross margin resulted from:

•	unfavorable foreign exchange differences of 130 basis points on product costs, depreciation, occupancy and production, design, merchandising and distribution departments as a result of the weakening Canadian dollar;

•	a decrease in corporate-owned stores, franchise and other product margins, which contributed a decrease in gross margin of 60 basis points as a result of increased direct product costs, markdowns and discounts; and

•	an increase in write-downs and other of 10 basis points.

This was partially offset by a decrease in expenses related to our production, design, merchandising and distribution departments, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed an increase of 60 basis points.

Our costs of goods sold in fiscal 2009 and fiscal 2008 included $0.8 million and $0.8 million, respectively, of stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including the provision for impairment and lease exit costs, increased $14.0 million, or 11%, to $136.5 million in fiscal 2009 from $122.5 million in fiscal 2008. As a percentage of net revenue, selling, general and administrative expenses decreased 460 basis points, to 30.1%, in fiscal 2009 from 34.7% in fiscal 2008. Of the $14.0 million increase in selling, general and administrative expenses:

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

These amounts were partially offset by a decrease in the provision for impairment and lease exit costs of $4.0 million, and a decrease in discretionary spending of $1.7 million related to travel, meals and entertainment and supplies.

Our selling, general and administrative expenses in fiscal 2009 and fiscal 2008 included $4.8 million and $5.8 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $30.0 million, or 53%, to $86.5 million in fiscal 2009 from $56.6 million in fiscal 2008. The increase of $30.0 million in income from operations for fiscal 2009 was primarily due to a $44.0 million increase in gross profit resulting from sales by additional corporate-owned stores opened during fiscal 2009 and fiscal 2008, offset by an increase of $14.0 million in selling, general and administrative expenses including provision for impairment and lease exit costs.

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

Income from operations (before general corporate expenses) for fiscal 2009 and fiscal 2008 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Fiscal Year Ended January 31, 2010 and February 1, 2009
	2009	2008	2009	2008
	(In thousands)		(Percentages)

Corporate-owned stores	$121,614	$94,867	30.9	30.1
Direct to consumer	6,288	663	34.4	40.7
Other	10,845	11,550	26.3	31.8

Income from operations before general corporate expense	$138,747	$107,080

Corporate-owned Stores.  Net income from our corporate-owned stores segment increased $26.7 million, or 28%, to $121.6 million for fiscal 2009 from $94.9 million for fiscal 2008 primarily due to an increase in corporate-owned stores product margin of $45.9 million, which was offset by an increase of $11.6 million in occupancy and depreciation costs, $4.5 million in store employee expenses, $1.5 million in administrative expenses and $1.5 million in other store expenses.

Direct to Consumer.  Net income from our direct to consumer segment increased $5.6 million, or 849%, to $6.3 million in fiscal 2009 from $0.7 million in fiscal 2008. This increase was primarily due to the launch of our e-commerce in fiscal 2009. Our direct to consumer sales segment is an increasingly substantial part of our business and we expect income from operations to continue to increase in future years as a result of this growth.

Other.  Net income from our other segment decreased $0.7 million, or 6%, to $10.8 million in fiscal 2009 from $11.6 million in fiscal 2008. This decrease was partially a result of franchise income from operations of $2.2 million shifting to corporate-owned stores income from operations when we acquired two franchise stores in Victoria, British Columbia and one franchise store in Bellevue, Washington. The decrease was partially offset by increased income from operations from our wholesale channel, showroom, outlet and remaining franchise locations. Opening new franchise stores is not a significant part of our near-term store growth strategy, and as such we do not expect income from operations from our franchises to grow in future years as a result of adding franchise locations. Increased outlet, wholesale, and showroom income from operations contributed to the remaining difference.

Income from operations also includes general corporate expenses. General corporate expenses increased $1.7 million, or 3%, to $52.2 million in fiscal 2009 from $50.5 million in fiscal 2008 primarily due to an increase in expenses related to our head office growth of $5.1 million and an increase in depreciation and amortization expense of $1.8 million, offset by a decrease in provision for impairment and lease exit costs of $4.0 million and a decrease in other corporate expenses of $1.2 million. General corporate expenses are expected to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our corporate-owned stores, franchises and other segments.

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

Other Income (Expense), Net

Other income (expense), net decreased $0.7 million, or 80%, to $0.2 million in fiscal 2009 from $0.8 million in fiscal 2008. Of the $0.7 million decrease in other income (expense), net:

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

During fiscal 2009 an adjustment was made to deferred tax assets and additional paid-in capital in the amount of $4,963 relating to windfall recorded in the year ended February 1, 2009 in excess of taxes payable. We concluded that the adjustment was not material to the financial statements.

Net Income

Net income increased $18.9 million, or 48%, to $58.3 million in fiscal 2009 from $39.4 million in fiscal 2008. The increase in net income of $18.9 million in fiscal 2009 was a result of an increase in gross profit of $44.0 million increase in gross profit resulting from sales by additional corporate-owned stores opened during fiscal 2009 and fiscal 2008, offset by an increase of $14.0 million in selling, general and administrative expenses including provision for impairment and lease exit costs, an increase of $11.5 million in provision for income taxes and a decrease of $0.7 million in other income (expense), net.

Seasonality

In fiscal 2010, fiscal 2009, and fiscal 2008, we recognized a significant amount of our net revenue in the fourth quarter due to significant increases in sales during the holiday season. We recognized 36%, 39%, and 29% of our full year gross profit in the fourth quarter in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Despite the fact that we have experienced a significant amount of our net revenue and gross profit in the fourth quarter of our fiscal year, we believe that the true extent of the seasonality or cyclical nature of our business may have been overshadowed by our rapid growth to date. As our expected growth rate slows, we believe that we will experience fourth quarter gross profits as a percentage of full year gross profits as high, or higher, than in the current year.

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

As of January 30, 2011, our working capital (excluding cash and cash equivalents) was a deficit of $12.4 million and our cash and cash equivalents were $316.3 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)

Total cash provided by (used in):
Operating activities	$179,995	$117,960	$46,438
Investing activities	(42,839)	(16,307)	(46,795)
Financing activities	13,699	(2,649)	13,460
Effect of exchange rate changes	5,858	3,772	(8,851)

Increase in cash and cash equivalents	$156,713	$102,776	$4,252

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

In fiscal 2010, cash provided by operating activities increased $62.0 million, to $180.0 million compared to cash provided by operating activities of $118.0 million in fiscal 2009. The $62.0 million increase was primarily a result of increased net income as we expanded our store base, an increase in items not affecting cash and a net decrease in the change in other working capital balances. The net increase in items not affecting cash was primarily due to an increase in depreciation and amortization related to our increased store base, a net decrease in deferred income taxes and an increase in stock-based compensation. The net decrease in the change in other working capital balances was primarily due to an increase in income taxes payable and an increase in other current liabilities resulting from a increased accrued compensation and unredeemed gift card liabilities.

Depreciation and amortization relate almost entirely to leasehold improvements, furniture and fixtures, computer hardware and software, equipment and vehicles in our stores and other corporate buildings.

Depreciation and amortization increased $3.8 million to $24.6 million in fiscal 2010 from $20.8 million in fiscal 2009. Depreciation for our corporate-owned store segment was $16.3 million, $13.7 million, and $10.6 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. There was no depreciation for our direct to consumer segment in fiscal 2010, fiscal 2009, and fiscal 2008. Depreciation related to corporate activities was $8.3 million, $7.1 million, and $5.3 million fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We have not allocated any depreciation to our other segment as these amounts to date have been immaterial.

Investing Activities

Investing Activities relate entirely to capital expenditures, investments in and advances to franchises, and acquisitions of franchises.

Cash used in investing activities increased $26.5 million, to $42.8 million in fiscal 2010 from $16.3 million in fiscal 2009. This increase in cash used in investing activities represents an increase in the number of new stores opened in fiscal 2010 compared to fiscal 2009, as well as our reacquisition of franchised stores in Australia and Canada. Capital expenditures for our corporate-owned stores segment were $14.5 million in fiscal 2010 which included $7.0 million to open 14 corporate-owned stores and $10.2 million in fiscal 2009 which included $4.8 million to open ten corporate-owned stores. The remaining capital expenditures for our corporate-owned stores segment in each period were for ongoing store refurbishment. Capital expenditures for our direct to consumer segment were $4.6 million and $nil in fiscal 2010 and fiscal 2009, respectively. Capital expenditures related to corporate activities and administration were $11.2 million and $5.3 million in fiscal 2010 and fiscal 2009, respectively. The capital expenditures in each period for corporate activities and administration were for improvements at our head office and other corporate buildings as well as investments in information technology and business systems.

Capital expenditures are expected to range between $110.0 million to $115.0 million in fiscal 2011, including approximately $15.0 million to $19.0 million for approximately 25 to 30 new stores and the remainder reflecting the store support center purchase, renovation capital for existing stores, information technology enhancements and other corporate activities.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities increased $16.3 million, to cash provided of $13.7 million in fiscal 2010 from cash used of $2.6 million in fiscal 2009.

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

Revolving Credit Facility

In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. The revolving credit facility must be repaid in full on demand and is available by way of prime loans in Canadian currency, U.S. base rate loans in U.S. currency, bankers’ acceptances, LIBOR based loans in U.S. currency or Euro currency, letters of credit in Canadian currency or U.S. currency and letters of guaranty in Canadian currency or U.S. currency. The revolving credit facility bears interest on the outstanding balance in accordance with the following: (i) prime rate for prime loans; (ii) U.S. base rate for U.S. based loans; (iii) a fee of 1.125% per annum on bankers’ acceptances; (iv) LIBOR plus 1.125% per annum for LIBOR based loans; (v) a 1.125% annual fee for letters of credit; and (vi) a 1.125% annual fee for letters of guaranty. Both lululemon usa inc. and lululemon FC USA inc., Inc. provided Royal Bank of Canada with guarantees and postponements of claims in the amounts of CDN$20.0 million with respect to lululemon athletica canada inc.’s obligations under the revolving credit facility. The revolving credit facility is also secured by all of our present and after acquired personal property, including all intellectual property and all of the outstanding shares we own in our subsidiaries. As of January 30, 2011, aside from the letters of credit and guarantees, we had $nil in borrowings outstanding under this credit facility.

Contractual Obligations and Commitments

Leases.  We lease certain corporate-owned store locations, storage spaces, building and equipment under non-cancelable operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. Our leases expire at various dates between 2011 and 2021, excluding extensions at our option. A substantial number of our leases for corporate-owned store premises include renewal options and certain of our leases include rent escalation clauses, rent holidays and leasehold rental incentives, none of which are reflected in the following table. Most of our leases for corporate-owned store premises also include contingent rental payments based on sales volume, the impact of which also are not reflected in the following table. The following table summarizes our contractual arrangements as of January 30, 2011, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)

Operating Leases (minimum rent)	$248,999	$36,958	$36,329	$35,693	$35,277	$32,277	$72,465

Franchise Agreements.  As of January 30, 2011, we operated four stores in the United States through franchise agreements. Under the terms of our franchise agreements, unless otherwise approved by us, franchisees are permitted to sell only lululemon athletica products, are required to purchase their inventory from us, which we sell at a slight premium to our cost, and are required to pay us a royalty based on a percentage of their gross sales. Under some of our franchise agreements, we have the ability to repurchase franchises at a price equal to a specified percentage of trailing 12-month sales.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of January 30, 2011, letters of credit and letters of guarantee totaling $1.5 million have been issued.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition.  Net revenue is comprised of corporate-owned store net revenue, direct to consumer sales through www.lululemon.com and phone sales, and other net revenue, which includes, franchise royalties as well as sales of products to franchisees, sales to wholesale accounts, warehouse sales and sales from company-operated showrooms, in each case, net of an estimated allowance for sales returns and discounts. Sales to customers through corporate-owned stores and company-operated showrooms are recognized at the point of sale, net of an estimated allowance for sales returns. Direct to consumer sales are recognized when goods are shipped and collection is reasonably assured, net of an estimated allowance for sales returns. Other net revenue related to franchise royalties are recognized when earned, in accordance with the terms of the franchise/license agreements. Royalties are based on a percentage of the franchisees’ sales and recognized when those sales occur. Other net revenue related to warehouse sales is recognized when these sales occur. Amounts billed to customers for shipping and handling are recognized at the time of shipment.

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

Revenues from our gift cards are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in “Unredeemed gift card liability” on the consolidated balance sheets. There are no expiration dates on our gift cards, and lululemon does not charge any service fees that cause a decrement to customer balances.

While we will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Net revenue.”

Accounts Receivable.  Accounts receivable primarily arise out of sales to wholesale accounts, sales of products and royalties on sales owed to us by our franchises, and landlord deferred lease inducements. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable. This allowance is established based on the specific circumstances associated with the credit risk of the receivable, the size of the accounts receivable balance, aging of accounts receivable balances and our collection history and other relevant information. The allowance for doubtful accounts is reviewed on a monthly basis. Receivables are charged to the allowance when management believes the account will not be recovered.

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

We periodically review our inventories and make provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the book cost of the inventory and its estimated market value based upon assumptions about future demands, selling prices and market conditions. In addition, as part of inventory valuations, we provide for inventory shrinkage based on historical trends from actual physical inventories. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. We perform physical inventory counts throughout the year and adjust the shrink provision accordingly. In fiscal 2010, we wrote-off $1.0 million of inventory and in fiscal 2009 we wrote-off $0.8 million of inventory.

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

We recognize a liability for a cost associated with a lease exit activity when such obligation is incurred. A lease exit activity is measured initially at its fair value in the period in which the liability is incurred. We estimate fair value at the cease-use date of its operating leases as the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even where we does not intend to enter into a sublease. Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from that used in the initial estimate. Lease exit costs are included in provision for impairment and lease exit costs.

Long-Lived Assets.  Long-lived assets, including intangible assets with finite useful lives, held for use are evaluated for impairment when the occurrence of events or changes in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their net book value to the estimated future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by the estimated future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in income in the period that the impairment is determined. Long-lived assets, including intangible assets with finite useful lives, held for sale are reported at the lower of the carrying value of the asset and fair value less cost to sell. Any write-downs to reflect fair value less selling cost is recognized in income when the asset is classified as held for sale. Gains or losses on assets held for sale and asset dispositions are included in provision for impairment and lease exit costs.

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

We file income tax returns in the United States, Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At January 30, 2011, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Our intercompany transfer pricing policies will be subject to audits by various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.

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

Stock-Based Compensation.  We account for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. Our calculation of stock-based compensation requires us to make a number of complex and subjective estimates and assumptions, including future forfeitures, stock price volatility, expected life of the options and related tax effects. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards, size of option holder group and anticipated employee retention. Actual results may differ substantially from these estimates. Expected volatility of the stock is based on our review of companies we believe of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. For awards with service and/or performance conditions, the total amount of compensation expense to be recognized is based on the number of awards that are expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, we recognize the compensation expense over the requisite service period as determined by a range of probability weighted outcomes. For awards with market and or performance conditions, all compensation expense is recognized if the underlying market or performance conditions are fulfilled. Certain employees are entitled to share-based awards from one of our principal stockholders. These awards are accounted for as employee compensation expense in accordance with the above noted policies.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) 2010-06, Fair Value Measurements and Disclosures Topic 820: Improving Disclosures about Fair Value Measurements (or ASU 2010-06). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and Annual Reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those years. We adopted the new disclosures effective January 31, 2010, except for the disclosure of activity within Level 3 fair value measurements. The Level 3 disclosures are effective for us at the beginning of fiscal 2011. The adoption of ASU 2010-06 did not have a material impact, and is not expected to have a material impact, on the disclosures within our consolidated financial statements.

In February 2010, the FASB amended Accounting Standards Codification (or ASC) Topic 855 Subsequent Events (or ASC 855). Under the amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements in the first quarter of fiscal 2010.

In April 2010, the FASB amended ASC Topic 718 Compensation (or ASC 718) to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a market, performance or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. This guidance is effective for interim and annual periods beginning on or after December 15, 2010 and is to be applied prospectively. We have determined the adoption of the amendment will not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of January 30, 2011, we operated 44 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has weakened during fiscal 2010, it has had a positive impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the gain in net revenue was partially offset by higher cost of sales and higher selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $11.3 million in fiscal 2010 and approximately $11.2 million in fiscal 2009. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million in fiscal 2010. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 30, 2011, we had no outstanding borrowings under our revolving facility. We had small outstanding balances under our revolving facility during fiscal 2010 as we built inventory and working capital for the holiday selling season, but we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of lululemon athletica inc. at January 30, 2011 and January 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits for the years ended January 30, 2011 and January 31, 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC

March 16, 2011

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
	2011	2010
	(Amounts in thousands,
	except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$316,286	$159,573
Accounts receivable	9,116	8,238
Inventories	57,469	44,070
Prepaid expenses and other current assets	6,408	4,529

	389,279	216,410
Property and equipment, net	70,954	61,591
Goodwill and intangible assets, net	27,112	8,050
Deferred income taxes	7,894	15,102
Other non-current assets	4,063	6,105

	$499,302	$307,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,659	$11,028
Accrued liabilities	25,266	17,583
Accrued compensation and related expenses	16,872	10,626
Income taxes payable	18,399	7,742
Unredeemed gift card liability	18,168	11,699

	85,364	58,678
Other non-current liabilities	19,645	15,472

	105,009	74,150

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000 shares authorized, issued and outstanding 17,818 and 19,383	—	—
Special voting stock, $0.00001 par value, 30,000 shares authorized, issued and outstanding 17,818 and 19,383	—	—
Common stock, $0.01 par value, 200,000 shares authorized, issued and outstanding 53,378 and 51,126	534	511
Additional paid-in capital	179,870	158,921
Retained earnings	189,656	67,809
Accumulated other comprehensive income	20,329	5,867

	390,389	233,108

Non-controlling interest	3,904	—

	$499,302	$307,258

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(Amounts in thousands,
	except per share amounts)

Net revenue	$711,704	$452,898	$353,488
Cost of goods sold	316,757	229,812	174,421

Gross profit	394,947	223,086	179,067
Operating expenses:
Selling, general and administrative expenses	212,784	136,161	118,098
Provision for impairment and lease exit costs	1,772	379	4,405

Income from operations	180,391	86,546	56,564
Other income (expense), net	2,886	164	821

Income before provision for income taxes	183,277	86,710	57,385
Provision for income taxes	61,080	28,429	16,884

Net income from continuing operations	122,197	58,281	40,501
Net income attributable to non-controlling interest	350	—	—
Net loss from discontinued operations	—	—	(1,138)

Net income attributable to lululemon athletica inc.	$121,847	$58,281	$39,363

Basic earnings (loss) per share Continuing operations	$1.72	$0.83	$0.59
Discontinued operations	—	—	(0.02)

Net basic earnings per share	$1.72	$0.83	$0.57
Diluted earnings (loss) per share Continuing operations	$1.69	$0.82	$0.57
Discontinued operations	—	—	(0.02)

Net diluted earnings per share	$1.69	$0.82	$0.55
Basic weighted-average number of shares outstanding	70,860	70,251	68,711
Diluted weighted-average number of shares outstanding	71,929	70,949	70,942

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Special Voting
	Exchangeable Stock		Stock		Common Stock		Additional		Other		Non-
		Par		Par		Par	Paid-in	Retained	Comprehensive		Controlling
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income (Loss)	Total	Interest	Total
	(Amounts in thousands)

Balance at February 3, 2008	20,935	$—	20,935	$—	46,685	$467	$136,006	$(29,835)	$5,397	$112,035	$—	$112,035

Comprehensive income:

Net income attributable to lululemon athletica inc.								39,363		39,363		39,363

Foreign currency translation adjustment									(16,548)	(16,548)		(16,548)

Comprehensive income										22,815		22,815

Stock-based compensation							6,532			6,532		6,532

Excess tax benefit from stock-based compensation							12,024			12,024		12,024

Common stock issued upon exchange of exchangeable shares	(1,418)	—	(1,418)	—	1,418	14	(14)			—		—

Restricted stock issuance					9					—		—

Stock option exercises					2,310	23	1,413			1,436		1,436

Balance at February 1, 2009	19,517	$—	19,517	$—	50,422	$504	$155,961	$9,528	$(11,151)	$154,842	$—	$154,842

Comprehensive income:

Net income attributable to lululemon athletica inc.								58,281		58,281		58,281

Foreign currency translation adjustment									17,018	17,018		17,018

Comprehensive income										75,299		75,299

Stock-based compensation							5,616			5,616		5,616

Excess tax benefit from stock-based compensation							(3,858)			(3,858)		(3,858)

Common stock issued upon exchange of exchangeable shares	(134)	—	(134)	—	134	1	(1)			—		—

Restricted stock issuance					15	—	—			—		—

Stock option exercises					555	6	1,203			1,209		1,209

Balance at January 31, 2010	19,383	$—	19,383	$—	51,126	$511	$158,921	$67,809	$5,867	$233,108	$—	$233,108

Net income attributable to lululemon athletica inc.								121,847		121,847		121,847

Foreign currency translation adjustment									14,462	14,462		14,462

Comprehensive income										136,309		136,309

Stock-based compensation							7,273			7,273		7,273

Excess tax benefit from stock-based compensation							7,863			7,863		7,863

Common stock issued upon exchange of exchangeable shares	(1,565)	—	(1,565)	—	1,565	16	(16)			—		—

Restricted stock issuance					6	—	—			—		—

Stock option exercises					681	7	5,829			5,836		5,836

Non-controlling interest:

Non-controlling interests recognized on acquisition											3,554	3,554

Net income attributable to non-controlling interests											350	350

Balance at January 30, 2011	17,818	$—	17,818	$—	53,378	$534	$179,870	$189,656	$20,329	$390,389	$3,904	$394,293

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(Amounts in thousands)

Cash flows from operating activities
Net income attributable to lululemon athletica inc.	$121,847	$58,281	$39,363
Net income attributable to non-controlling interest	350	—	—
Net loss from discontinued operations	—	—	(1,138)

Net income from continuing operations	122,197	58,281	40,501
Items not affecting cash
Depreciation and amortization	24,614	20,832	15,823
Stock-based compensation	7,273	5,616	6,532
Provision for impairment and lease exit costs	1,772	379	4,405
Derecognition of unredeemed gift card liability	(1,406)	(2,183)	—
Deferred income taxes	11,234	387	(6,441)
Excess tax benefits from stock-based compensation	(7,863)	3,858	(12,024)
Gain on investment	(1,792)	—	—
Other, including net changes in other non-cash balances	23,966	30,790	(3,363)

Net cash provided by operating activities — continuing operations	179,995	117,960	45,433
Net cash provided by operating activities — discontinued operations	—	—	1,005

	179,995	117,960	46,438
Cash flows from investing activities
Purchase of property and equipment	(30,357)	(15,497)	(40,530)
Investment in and advances to franchise	—	(810)	(2,863)
Acquisition of franchises	(12,482)	—	(3,402)

Net cash used in investing activities — continuing operations	(42,839)	(16,307)	(46,795)
Net cash used in investing activities — discontinued operations	—	—	—

	(42,839)	(16,307)	(46,795)

Cash flows from financing activities
Proceeds from exercise of stock options	5,836	1,209	1,436
Excess tax benefits from stock-based compensation	7,863	(3,858)	12,024

Net cash provided by financing activities — continuing operations	13,699	(2,649)	13,460
Net cash provided by financing activities — discontinued operations	—	—	—

	13,699	(2,649)	13,460

Effect of exchange rate changes on cash	5,858	3,772	(8,851)

Increase in cash and cash equivalents	156,713	102,776	4,252
Cash and cash equivalents from continuing operations, beginning of year	$159,573	$56,797	$52,545

Cash and cash equivalents from continuing operations, end of year	$316,286	$159,573	$56,797

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and store count information, unless otherwise indicated)

1	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” or “LAI” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, independent franchises and a network of wholesale accounts. The Company’s primary markets are Canada, the United States and Australia, where 44, 78 and 11 corporate-owned stores, respectively, were in operation as at January 30, 2011. There were 133, 110, and 103 corporate-owned stores in operation as at January 30, 2011, January 31, 2010, and February 1, 2009, respectively.

Basis of presentation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company and its subsidiary companies during the three-year period ended January 30, 2011. The consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles (“GAAP”).

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

The Company’s fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2010, 2009 and 2008 ended on January 30, 2011, January 31, 2010, and February 1, 2009, respectively.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of lululemon athletica inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated. The results of operations of lululemon athletica australia Pty attributable to the non-controlling interest are presented within equity and net income, and are shown separately from the Company’s equity and net income attributable to the Company. The results of operations of Lululemon Japan Inc. are presented as discontinued operations following the Company’s wind-up of operations in Japan in fiscal 2008. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the Company’s results of operations for the periods reported and of its financial condition as of the date of the balance sheet have been included.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, bank balances and short-term deposits with original maturities of less than three months. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts, sales of inventory to our franchisees, royalties on sales owed to the Company by its franchisees and landlord deferred lease inducements. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable and is lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reviewed monthly. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As at January 30, 2011, January 31, 2010 and February 1, 2009 the Company recorded an insignificant allowance for doubtful accounts.

Inventories

Inventories, consisting of finished goods and raw materials, are stated at the lower of cost and market value. Cost is determined using weighted-average costs. For finished goods, market is defined as net realizable value, and for raw materials, market is defined as replacement cost. Cost of inventories includes acquisition costs and all costs incurred to deliver inventory to the Company’s distribution centers including freight, non-refundable taxes, duty and other landing costs.

The Company periodically reviews its inventories and makes provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the cost of the inventory and its estimated net realizable value based upon assumptions about future demand, selling prices and market conditions. In addition, as part of inventory valuations, the Company accrues for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly.

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

Goodwill represents the excess of the net assets acquired and liabilities assumed over the aggregate of the consideration transferred, the fair value of any non-controlling interest in the acquiree and the acquisition-date fair value of the Company’s previously held equity interest. Goodwill and intangible assets with indefinite lives are tested annually for impairment or more frequently when an event or circumstance indicates that goodwill or indefinite life intangible assets might be impaired. The Company’s operating segment for goodwill is its corporate-owned stores.

Impairment of long-lived assets

Long-lived assets, including intangible assets with finite lives, held for use are evaluated for impairment when the occurrence of events or a change in circumstances indicates that the carrying value of the assets may not be lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable as measured by comparing their carrying value to the estimated undiscounted future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in income in the period that the impairment is determined. Long-lived assets, including intangible assets with finite lives, held for sale are reported at the lower of the carrying value of the asset and fair value less cost to sell. Any write-downs to reflect fair value less selling cost is recognized in income when the asset is classified as held for sale. Gains or losses on assets held for sale and asset dispositions are included in provision for impairment and lease exit costs.

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

The Company recognizes a liability for a cost associated with a lease exit or disposal activity when such obligation is incurred. A lease exit or disposal activity is measured initially at its fair value in the period in which the liability is incurred. The Company estimates fair value at the cease-use date of its operating leases as the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even where the Company does not intend to enter into a sublease. Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from that used in the initial estimate. Lease exit costs are included in provision for impairment and lease exit costs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition

Net revenue includes sales of apparel to customers through corporate-owned and operated retail stores, direct to consumer through www.lululemon.com and phone sales, initial license and franchise fees, royalties from franchisees and sales of apparel to franchisees, sales through a network of wholesale accounts, and sales from company-operated showrooms.

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

While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Net revenue.” For the years ended January 30, 2011, January 31, 2010 and February 1, 2009, net revenue recognized on unredeemed gift card balances was $1,406, $2,183, and $nil, respectively.

Cost of goods sold

Cost of goods sold includes the cost of purchased merchandise, including in-bound freight, duty and nonrefundable taxes incurred in delivering the goods to the Company’s distribution centers. It also includes all occupancy costs such as minimum rent, contingent rent where applicable, property taxes, utilities and depreciation expense for the Company’s corporate-owned store locations and all costs incurred in operating the Company’s distribution centers and production, design and merchandise departments, hemming and shrink and valuation reserves. Production, design, merchandise and distribution center costs include salaries and benefits as well as operating expenses, which include occupancy costs and depreciation expense for the Company’s distribution centers.

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

The Company files income tax returns in the United States, Canada and various foreign and state jurisdictions. The Company is subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At January 30, 2011, the Company does not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Intercompany transfer pricing policies will be subject to audits by various foreign tax jurisdictions. Although management believes that the Company’s intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in the Company’s income tax provisions and accruals.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, trade accounts payable, accrued liabilities, and other liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. All foreign exchange gains or losses are recorded in the consolidated statements of operations under selling, general and administrative expenses. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

The aggregate foreign exchange gains (losses) included in income amount to $477, $174, and $(110) for the years ended January 30, 2011, January 31, 2010, and February 1, 2009, respectively.

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

Earnings per share

Earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders for the period by the diluted weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options and performance stock units using the treasury stock method.

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

Recently issued accounting standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures Topic 820: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and Annual Reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those years. The company adopted the new disclosures effective January 31, 2010, except for the disclosure of activity within Level 3 fair value measurements. The Level 3 disclosures are effective for the company at the beginning of fiscal 2011. The adoption of ASU 2010-06 did not have a material impact, and is not expected to have a material impact, on the disclosures within the company’s consolidated financial statements.

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

In April 2010, the FASB amended ASC Topic 718 Compensation (“ASC 718”) to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a market, performance or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. This guidance is effective for interim and annual periods beginning on or after December 15, 2010 and is to be applied prospectively. We have determined the adoption of the amendment will not have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2010 presentation.

3	INVENTORIES

	January 30,	January 31,
	2011	2010

Finished goods	$59,138	$45,181
Raw materials	1,913	1,461
Provision for obsolescence and shrink	(3,582)	(2,572)

	$57,469	$44,070

4	PROPERTY AND EQUIPMENT

	January 30,	January 31,
	2011	2010

Leasehold improvements	$84,773	$63,999
Furniture and fixtures	17,940	17,776
Computers and software	34,581	25,194
Equipment and vehicles	1,038	428
Accumulated amortization	(67,378)	(45,806)

	$70,954	$61,591

Included in the cost of property and equipment are capitalized software costs of $17,252 and $11,823 at January 30, 2011 and January 31, 2010, respectively, associated with internally developed software.

Depreciation expense related to property and equipment was $23,549, $19,758 and $14,819 for the years ended January 30, 2011, January 31, 2010, and February 1, 2009, respectively.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded impairment of $700, $112, and $2,999 for the years ended January 30, 2011, January 31, 2010, and February 1, 2009, respectively, in property and equipment for stores that were relocated or closed. These assets were previously used in the corporate-owned stores segment.

5	GOODWILL AND INTANGIBLE ASSETS

	January 30,	January 31,
	2011	2010

Goodwill	$18,437	$738
Changes in foreign currency exchange rates	1,837	161

	20,274	899

Intangibles Reacquired franchise rights	$10,709	$10,162
Non-competition agreements	694	694
Accumulated amortization	(6,355)	(4,868)
Changes in foreign currency exchange rates	1,790	1,163

	6,838	7,151

Total goodwill and intangibles	$27,112	$8,050

Amortization expense related to intangible assets was $1,065, $1,074, and $1,004 for the years ended January 30, 2011, January 31, 2010, and February 1, 2009, respectively. The estimated aggregate amortization expense is as follows:

Fiscal Year
2011	$1,319
2012	1,319
2013	1,137
2014	1,006
2015	897
Thereafter	1,160

$6,838

In May 2010, the Company increased its investment in lululemon athletica australia Pty (“lululemon australia”) from 13 percent to 80 percent. The transaction provides the Company control over lululemon australia, which became a subsidiary of the Company on this date. lululemon australia is engaged in the distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned retail locations and through a network of wholesale accounts, in Australia. The Company previously accounted for its 13 percent interest in lululemon australia as an equity investment.

The acquired business contributed net revenues of $15,794 and income from operations of $1,490 to the Company from the date of acquisition to January 30, 2011. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on February 3, 2008:

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Net revenue	$716,328	$463,506	$359,992
Income from operations	$180,832	$85,854	$54,929

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

In fiscal 2010, the Company incurred $181 of acquisition-related costs. These costs are included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended January 30, 2011.

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

$15,252

The following table summarizes the fair values of the net assets acquired at the date of acquisition:

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

The fair value of the non-controlling interest of $3,554 in lululemon australia was estimated by applying a market approach and an income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The fair value estimates use standard valuation techniques, including discounted cash flows, comparable transactions and internal projections, and include assumed adjustments due to the lack of control or lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in lululemon australia.

In July 2010, the Company reacquired in an asset purchase transaction a franchised store in Saskatoon, Saskatchewan for total cash consideration of $6,610. Included in the Company’s consolidated statements of operations for the year ended January 30, 2011 are the results of the reacquired Saskatoon franchised store from the date of acquisition to January 30, 2011.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair values of the net assets acquired at the date of acquisition:

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

The acquisition of the franchised stores is part of management’s vertical retail growth strategy. The reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives. Goodwill is reviewed for lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment annually, or as events occur or circumstances arise which may reduce the fair value of goodwill below carrying value. The weighted-average remaining useful lives of the reacquired franchise rights was 5.24 as at January 30, 2011 and 6.28 years as at January 31, 2010.

6	OTHER NON-CURRENT ASSETS

	January 30,	January 31,
	2011	2010

Security deposits	$2,762	$945
Deferred lease cost	1,301	1,487
Advances to and investments in franchise	—	3,673

	$4,063	$6,105

During fiscal 2008 the Company entered into a Credit Agreement (the “Agreement”) with its Australian franchise partner, under which advances were provided by the Company to the franchisee. The Agreement provides for a secured non-revolving credit facility of up to AUD$3,900 and funds are only advanced upon approval by the Company. The line of credit was converted to equity in May 2010 as part of the Company’s consideration transferred to increase its investment in its Australian franchise partner, as described in Note 5. As of January 31, 2010 a total of AUD$3,255 has been drawn on the line of credit. Prior to the conversion in 2010, the loan was designated as held to maturity and beared interest at 8% per annum which was accrued and capitalized to the loan principal.

7	ACCRUED LIABILITIES

	January 30,	January 31,
	2011	2010

Inventory purchases	$11,925	$7,664
Sales tax collected	4,505	2,758
Accrued rent	2,750	1,771
Lease exit costs	1,317	800
Other	4,769	4,590

	$25,266	$17,583

8  OTHER NON-CURRENT LIABILITIES

	January 30,	January 31,
	2011	2010

Deferred lease liability	$13,129	$10,822
Tenant Inducements	6,516	4,650

	$19,645	$15,472

9	LONG-TERM DEBT AND CREDIT FACILITIES

In April 2007, the Company executed a new credit facility with a lending institution that provided for a CDN$20,000 uncommitted demand revolving credit facilities to fund the working capital requirements of the Company. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the Company.

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

At January 30, 2011, there were no borrowings outstanding under this credit facility. As well, at January 30, 2011, letters of credit totaling USD$nil and guarantees totaling USD$1,466 had been issued under the facility, which reduced the amount available by a corresponding amount.

10	STOCKHOLDERS’ EQUITY

Authorized share capital

As part of the reorganization in connection with the Company’s 2007 initial public offering (“the reorganization”), the Company’s stockholders approved an amended and restated certificate of incorporation that provides for the issuance of up to 200,000 shares of common stock, 5,000 shares of undesignated preferred stock and 30,000 shares of special voting stock.

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

In July 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”). The 2007 Plan provides for the grants of stock options, stock appreciation rights, performance stock units, restricted stock or restricted stock units to employees (including officers and lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors who are also employees) of the Company. The majority of stock options granted to date have a four-year vesting period and vest at a rate of 25% per each year on the anniversary date of the grant. Performance stock units issued under the 2007 Plan generally vest three years from the grant date and restricted stock issued under the 2007 Plan vest one year from the grant date. To date, 40 shares of restricted stock have been issued under the 2007 Plan to certain directors and consultants of the Company.

The Company’s policy is to issue shares upon the exercise of Company options from treasury. Any shares issued to employees related to stockholder sponsored plans are provided by the principal stockholder and are not issued from treasury or repurchased by the Company.

Stock-based compensation expense charged to income for the plans was $7,273, $5,616 and $6,532 for the years ended January 30, 2011, January 31, 2010, and February 1, 2009, respectively.

Total unrecognized compensation cost for all stock option plans was $15,399 as at January 30, 2011, which is expected to be recognized over a weighted-average period of 2.7 years, and was $13,692 as at January 31, 2010 over a weighted-average period of 2.6 years.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Share Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees at a 25% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000 shares. During the year ended January 30, 2011, 37 shares were purchased under the ESPP, which were funded by the Company through open market purchases.

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

In connection with the reorganization of the Company, modifications were made to the LIPO and LIPO USA plans. The 5,285 LIPO Class A awards and the 4,111 vested LIPO Class B awards were exchanged for a total of 1,960 exchangeable shares of the Company through a series of transactions. At the time of the reorganization, 1,418 of the new awards were considered to be vested and the remaining 541 new awards were considered to be unvested. The unvested exchangeable shares are held in trust by the principal stockholder and are subject to the same vesting schedule as the original LIPO award.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the shares granted under the stockholder sponsored plan. Amounts are presented on a post reorganization basis.

	Number of	Number of
	Exchangeable	LIPO USA
	Shares	Shares

Unvested balance at February 3, 2008	265	58
Granted	—	—
Vested	170	37
Cancelled	57	13

Non-forfeitable balance at February 1, 2009	38	8
Granted	—	—
Vested	38	8
Cancelled	—	—

Non-forfeitable balance at January 31, 2010	—	—

Granted	—	—
Vested	—	—
Cancelled	—	—

Non-forfeitable balance at January 30, 2011	—	—

The total unrecognized compensation cost related to shares was $nil at January 30, 2011.

The following table summarizes the LIPO USA options granted under the stockholder sponsored plan. Amounts are presented on a post reorganization basis and are shown in lululemon share equivalents.

		Weighted-
	Number of	Average
	LIPO USA	Exercise
	Options	Price

Unvested balance at February 3, 2008	881	$0.01
Granted	—	—
Vested	337	$0.01
Cancelled	253	$0.01

Unvested balance at February 1, 2009	291	$0.01
Granted	—	—
Vested	184	$0.01
Cancelled	—	$0.01

Unvested balance at January 31, 2010	107	$0.01

Granted	—	—
Vested	107	$0.01
Cancelled	—	$0.01

Unvested balance at January 30, 2011	—	$—

The total unrecognized compensation cost related to LIPO USA options was $nil at January 30, 2011.

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

The total fair value of awards under the stockholder sponsored plans that vested during the years ended January 30, 2011, January 31, 2010 and February 1, 2009 was $261, $464,and $1,137, respectively.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company stock options and performance stock units

A summary of the Company’s stock options, performance share units and restricted shares activity as of January 30, 2011, January 31, 2010, and February 1, 2009, and changes during the years then ended is presented below:

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Stock	Exercise	Performance	Grant	Restricted	Grant
	Options	Price	Share Units	Fair Value	Shares	Fair Value

Balance at February 3, 2008	4,798	$2.74	—	$19.43	10	$19.43

Granted	545	21.66	—	24.04	9	24.04
Exercised	2,310	0.62	—	19.43	10	19.43
Forfeited	1,128	2.49	—	—	—	—

Balance at February 1, 2009	1,905	$10.83	—	$24.04	9	$24.04
Granted	959	14.81	—	13.83	15	13.83
Exercised	557	2.23	—	24.04	9	24.04
Forfeited	113	23.57	—	—	—	—

Balance at January 31, 2010	2,194	$14.08	—	$13.83	15	$13.83
Granted	245	50.63	84	41.88	6	38.74
Exercised	684	8.75	—	—	15	15.33
Forfeited	125	17.44	4	41.22	2	13.83

Balance at January 30, 2011	1,630	$21.59	80	$41.92	4	$42.43

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

The following table summarizes information about stock options outstanding and exercisable at January 30, 2011:

	Outstanding			Exercisable
						Weighted-
		Weighted-	Weighted-		Weighted-	Average
		Average	Average		Average	Remaining
Range of	Number of	Exercise	Remaining	Number of	Exercise	Life
Exercise Prices	Options	Price	Life (Years)	Options	Price	(Years)

$0.49 - $0.60	185	$0.58	5.9	185	$0.58	5.9
$6.98 - 18.00	529	9.99	5.6	69	14.01	6.5
$18.91 - $29.20	542	23.76	6.7	126	22.59	7.2
$32.31 - $50.46	270	36.25	6.6	107	33.79	6.9
$67.00 - $69.87	104	68.72	6.9	—	—	0.0

	1,630	$21.59	6.3	487	$15.47	6.5

Intrinsic Value	$76,692			$26,001

As of January 30, 2011, the unrecognized compensation cost related to these options was $15,399, which is expected to be recognized over a weighted-average period of 2.7 years; and the total aggregate intrinsic value for lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options outstanding and exercisable was $26,001. The intrinsic value of stock options exercised during the years ended January 30, 2011, January 31, 2010, and February 1, 2009 was $28,463, $8,093, and $50,053. The weighted-average grant date fair value of options granted during the years ended January 31, 2011, January 31, 2010, and February 1, 2009 was $25.66, $8.07, and $10.20, respectively.

The fair value of options with service conditions was determined at the date of grant using the Black-Scholes model. Expected volatilities are based on a review of a peer group of publicly traded apparel retailers. The expected term of options with service conditions is the simple average of the term and the requisite service period as stated in the respective option contracts. The risk-free interest rate is the Federal Reserve federal funds rate. The following assumptions were used in calculating the fair value of stock options issued in fiscal 2010:

lululemon
athletica inc.

Dividend yield	0%
Expected volatility	66.3%
Risk-free interest rate	1.58%
Weighted-average life	3.76 years

12  EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Net income from continuing operations	$122,197	$58,281	$40,501
Net income attributable to non-controlling interest	350	—	—
Net loss from discontinued operations	—	—	(1,138)

Net income attributable to lululemon athletica inc.	$121,847	$58,281	$39,363
Basic weighted-average number of shares outstanding	70,860	70,251	68,711
Effect of stock options assumed exercised	1,069	698	2,231

Diluted weighted-average number of shares outstanding	71,929	70,949	70,942

Basic earnings (loss) per share
Continuing operations	$1.72	$0.83	$0.59
Discontinued operations	—	—	(0.02)

Net basic earnings per share	$1.72	$0.83	$0.57
Diluted earnings (loss) per share
Continuing operations	$1.69	$0.82	$0.57
Discontinued operations	—	—	(0.02)

Net diluted earnings per share	$1.69	$0.82	$0.55

13  COMMITMENTS AND CONTINGENCIES

The Company has obligations under operating leases for its office, distribution centers and corporate-owned store premises in Canada, the United States, Australia and Hong Kong. As of January 30, 2011, the lease terms of various leases are from two to 10 years. A substantial number of the Company’s leases for corporate-owned store premises include renewal options and certain of the Company’s leases include rent escalation clauses, rent holidays and leasehold rental incentives. Certain of the Company’s leases for corporate-owned store premises also include lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitment in respect of corporate-owned stores that have not yet opened but for which lease agreements have been executed.

Fiscal Year
2011	$36,958
2012	36,329
2013	35,693
2014	35,277
2015	32,277
Thereafter	72,465

Rent expense for the years ended January 30, 2011, January 31, 2010, and February 1, 2009 was $53,071, $41,639, and $32,701, respectively, under operating lease agreements, consisting of minimum rental expense of $36,754, $29,607, and $23,198, respectively, and contingent rental amounts of $16,317, $12,032, and $9,503, respectively.

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the Company’s continued financial position, results of operations or cash flows except as follows:

On September 7, 2010, a former hourly employee filed a class action lawsuit in the United States District Court For the Northern District of Illinois, Eastern Division entitled Lydia Brown v. lululemon athletica inc. The lawsuit alleges that the Company requires employees to work “off the clock” without compensation. The plaintiff seeks on behalf of herself and other putative class members back wages, interest, attorney fees and costs, and equitable relief under the Fair Labor Standards Act and the Illinois Wage Payment and Collection Act. On February 24, 2011, the District Court granted the Company’s motion to dismiss the plaintiff’s claims in their entirety without prejudice. The plaintiff was granted leave to file an amended complaint on or before March 17, 2011. The Company continues to deny the allegations and intends to vigorously defend the matter.

14  RELATED PARTY BALANCES AND TRANSACTIONS

The Company entered into the following transactions with related parties:

	January 30,	January 31,	February 1,
	2011	2010	2009

Purchase price paid to franchises controlled by related parties
Reacquired franchise rights	$—	$—	$1,177
Payments from related parties
Sold merchandise and received royalties	$—	$—	$2,524
Payments to related parties
Occupancy costs for one corporate-owned store	$100	$63	$19

“Franchises controlled by related parties” referred to above relate to two franchise operations in which our principal stockholder previously owned a 50% interest. During the year ended January 31, 2007, the principal stockholder disposed of his interest in these franchises to a family member.

During the year ended January 30, 2011, our principal stockholder increased his interest from 50% to 100% in a company that leases retail space to one corporate-owned store.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15  SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash working capital items:

	January 30,	January 31,	February 1,
	2011	2010	2009

(Increase) in accounts receivable	$(587)	$(3,796)	$(1,173)
(Increase) decrease in deferred lease inducements receivable	46	(178)	886
Increase in deferred lease inducements received	1,934	675	851
(Increase) in prepaid expenses	(2,902)	(225)	(1,858)
(Increase) decrease in inventories	(7,954)	11,296	(19,782)
(Increase) decrease in other non-current assets	162	—	(839)
Increase (decrease) in trade accounts payable	(5,167)	6,025	832
Increase (decrease) in accrued liabilities	7,400	(3,780)	14,174
Increase in other current liabilities	16,105	14,887	5,981
Increase (decrease) in income taxes payable	14,929	5,886	(2,435)

	$23,966	$30,790	$(3,363)

Cash paid for income taxes	$30,968	$27,719	$19,461
Interest paid	$424	$157	$46

16  INCOME TAXES

We file income tax returns in the U.S., Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At January 30, 2011, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties.

Our intercompany transfer pricing policies will be subject to audits by the various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are fully supportable, the final determination of tax audits or potential tax disputes may be different from that which is reflected in our income tax provisions and accruals.

The provision for income taxes consists of the following:

	January 30,	January 31,	February 1,
	2011	2010	2009

Federal income tax at statutory rate (35%, 35%, 35%)	35.0%	35.0%	35.0%

Non-deductible compensation expense	0.8	1.5	2.7
Deemed dividend	0.0	0.0	6.0
Foreign tax credit	0.0	0.0	(8.8)
U.S. state taxes	1.7	0.3	0.0
Change in valuation allowance	0.0	0.0	(3.0)
Foreign tax rate differential	(4.0)	(3.8)	(3.9)
Permanent and other	(0.2)	(0.2)	1.4

Provision for income taxes	33.3%	32.8%	29.4%

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 30, 2011 and January 31, 2010 are presented below:

	January 30,	January 31,
	2011	2010

Deferred tax assets
Net operating loss carryforward	$472	$—
Foreign tax credits	672	7,582
Property and equipment	(734)	(476)
Deferred lease liability	4,896	4,256
Lease exit costs	92	908
Stock-based compensation	1,567	1,245
Other	1,027	1,687
Valuation allowance	(98)	(100)

	$7,894	$15,102

We have recorded deferred tax assets in respect of foreign tax credits and other deductible temporary differences of $7,894.

The Company’s current and deferred taxes from federal, state and foreign sources were as follows:

	January 30,	January 31,	February 1,
	2011	2010	2009

Current taxes
Federal	$9,476	$3,621	$—
State	2,435	243	5
Foreign	37,935	25,965	23,727

Total current	49,846	29,829	23,732

Deferred taxes
Federal	$11,182	$(2,030)	$(5,143)
State	635	—	(984)
Foreign	(583)	630	(721)

Total deferred	11,234	(1,400)	(6,848)

Provision for income taxes	$61,080	$28,429	$16,884

United States income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvesting in the operations of such subsidiaries. The amount of these earnings was approximately $196,763 at January 30, 2011 and $113,466 at January 31, 2010. Where excess cash from unremitted earnings has accumulated in our foreign operations and it is advantageous for tax reasons, these earnings may be remitted.

17  SEGMENTED FINANCIAL INFORMATION

The Company applies ASC Topic 280, Segment Reporting (“ASC 280”), in determining reportable segments for financial statement disclosure. Based on financial information provided to the chief operating decision maker of the Company and the manner in which the Company operates its outlets and other operations, the Company determined that each store, showroom and warehouse sales or outlet is an operating segment. The Company’s operating segments also include, direct to consumer through www.lululemon.com, phone sales, Canadian franchise lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities, U.S. franchise activities and wholesale sales to the Company’s U.S. stores and to third parties. Previously, the Company reported its franchise channel as an operating segment, however it has accounted for less than 10% of net revenue from operations in each of fiscal 2009 and fiscal 2008. Opening new franchise stores is not a significant part of the Company’s near-term growth strategy and the Company does not expect that the revenue derived from franchises to be greater than 10% of net revenue in future years. Therefore, the Company has re-evaluated segment reporting in the first quarter of fiscal 2010. The Company’s reportable segments are comprised of corporate-owned stores, direct to consumer and other. Direct to consumer includes sales from the Company’s e-commerce website and phone sales. Franchise sales, wholesale, showrooms sales and outlet sales have been combined into other. Information for these segments is detailed in the table below:

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Net revenue
Corporate-owned stores	$591,031	$393,451	$315,548
Direct to Consumer	57,348	18,257	1,629
Other	63,325	41,190	36,311

	$711,704	$452,898	$353,488

Income from operations before general corporate expense
Corporate-owned stores	$215,154	$121,614	$94,867
Direct to Consumer	16,364	6,288	663
Other	18,004	10,845	11,549

	$249,522	$138,747	$107,079
General corporate expense	69,131	52,201	50,515

Net operating income	180,391	86,546	56,564
Other income (expense), net	2,886	164	821

Income before income taxes	$183,277	$86,710	$57,385

Capital expenditures
Corporate-owned stores	$14,536	$10,172	$29,588
Direct to consumer	4,626	—	—
Corporate	11,195	5,325	10,942

	$30,357	$15,497	$40,530

Depreciation and amortization
Corporate-owned stores	$16,335	$13,721	$10,557
Corporate	8,279	7,111	5,266

	$24,614	$20,832	$15,823

The intercompany wholesale sales of $10,188, $5,504, and $5,746 for the years ended January 30, 2011, January 31, 2010, and February 1, 2009 respectively, have been excluded from the net revenue in the Other reportable segment. In addition, the income from operations reported included in the segment results for Other does not reflect the intercompany profit on these sales, which amounted to $931, $30, and $158 for the years ended January 30, 2011, January 31, 2010, and February 1, 2009, respectively.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company operates in four geographic areas — Canada, the United States, Asia and Australia. Revenues from these regions for the years ended January 30, 2011, January 31, 2010, and February 1, 2009 were as follows:

	January 30,	January 31,	February 1,
	2011	2010	2009

Canada	$371,604	$271,169	$243,525
United States	323,477	181,144	109,844
Australia and Hong Kong	16,623	585	119

	$711,704	$452,898	$353,488

Long-lived assets by geographic area for the years ended January 30, 2011, January 31, 2010, and February 1, 2009 were as follows:

	January 31,	January 31,	February 1,
	2010	2010	2009

Canada	$33,616	$28,507	$25,582
United States	33,513	32,997	35,980
Australia and Hong Kong	3,825	87	100

	$70,954	$61,591	$61,662

Substantially all of the Company’s intangible assets and goodwill relate to the reporting segment consisting of corporate-owned stores.

The Company has entered into franchise agreements under which franchisees are permitted to sell lululemon apparel and are required to purchase lululemon apparel from the Company and to pay the Company a royalty based on a percentage of the franchisee’s gross sales. The Company also received royalty fees of $2,222 for the year ended January 30, 2011, $2,980 for the year ended January 31, 2010, and $4,145 for the year ended February 1, 2009. Sales and cost of sales of apparel sold to franchisees amounted to $7,927 and $5,309 for the year ended January 30, 2011, $11,441 and $9,081 for the year ended January 31, 2010, and $12,055 and $8,668 for the year ended February 1, 2009, respectively. The number of franchised stores repurchased during the years ended January 30, 2011, January 31, 2010, and February 1, 2009 was 10, nil, and three, respectively.

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

In conjunction with the Company’s ongoing assessment to ensure that each of the Company’s corporate-owned stores fit into the Company’s long-term growth strategy, the Company closed two of its corporate-owned stores in the fourth quarter of fiscal 2010. The Company recorded a $366 charge related to these closures during fiscal 2010, which included $194 provision for asset impairment and $172 accrual for lease exit costs. In the first quarter of fiscal 2009, the Company closed one of its corporate-owned stores. The expense associated with this closure was recorded in fiscal 2008. The Company recorded a $562 charge during fiscal 2008, which included $258 provision for asset impairment and $304 accrual for lease exit costs. The fair market values were estimated using an expected present value technique.

During fiscal 2010, the Company recorded a charge of $1,772 in provision for impairment and lease exit costs related to certain locations.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the associated accrued liability is as follows:

	Lease Exit and
	Other Related Costs	Asset Impairment	Total

Accrued liability at January 31, 2010	$800	$—	$800
Costs incurred	1,072	700	1,772
Cash payments	(570)	(700)	(1,270)
Changes in foreign currency exchange rates	15	—	15

Accrued liability at January 30, 2011	$1,317	$—	$1,317

19  SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date through to the date which the financial statements are issued, for potential recognition or disclosure in its audited consolidated financial statements in accordance with ASC Topic 855, Subsequent Events (“ASC 855”).

In March 2011, the Company purchased the land and building that currently houses its principle executive and administrative offices for $65.1 million plus acquisition-related costs. The Company will recognize and measure the assets pursuant to ASC 360 and as necessary with reference to ASC 820.

lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present our unaudited quarterly results of operations for each of the eight fiscal quarters in the period ended January 30, 2011. You should read the following tables in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. We have prepared the information below on a basis consistent with our audited consolidated financial statements and have included all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. Our historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2010				Fiscal 2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
				(In thousands) (unaudited)

Consolidated statements of income:
Net revenue	$245,399	$175,800	$152,208	$138,297	$160,606	$112,891	$97,721	$81,680
Cost of goods sold	101,939	78,968	71,910	63,940	74,046	56,553	52,557	46,656

Gross profit	143,460	96,832	80,298	74,357	86,560	56,338	45,164	35,024

Operating expenses:
Selling, general and administrative expenses	71,483	53,869	45,549	41,883	44,929	35,412	30,649	25,171
Provision for impairment and lease exit costs	679	587	506	—	196	—	183	—

Income from operations	71,298	42,376	34,243	32,474	41,435	20,926	14,332	9,853
Other income (expense), net	542	91	2,092	161	66	(3)	23	78

Income before provision for income taxes	71,840	42,467	36,335	32,635	41,501	20,923	14,355	9,931
Provision for income taxes	16,873	16,532	14,628	13,047	13,050	6,855	5,111	3,413

Net income	54,967	25,935	21,707	19,588	28,451	14,068	9,244	6,518

Net income attributable to non-controlling interest	201	234	(85)	—	—	—	—	—

Net income attributable to lululemon athletica inc.	$54,766	$25,701	$21,792	$19,588	$28,451	$14,068	$9,244	$6,518

Net basic earnings per share	$0.77	$0.36	$0.31	$0.28	$0.40	$0.20	$0.13	$0.09
Net diluted earnings per share	$0.76	$0.36	$0.30	$0.27	$0.40	$0.20	$0.13	$0.09

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of January 30, 2011. The effectiveness of our internal control over financial reporting as of January 30, 2011 has been audited by PricewaterhouseCoopers LLP our independent auditors, who have expressed an opinion in their report on page 51 of this Form 10-K.

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

The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance.”

We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on our internet website, www.lululemon.com and can be obtained by writing to Investor Relations, lululemon athletica inc., 1818 Cornwall Avenue, Vancouver, British Columbia, Canada V6J 1C7 or by sending an email to investor@lululemon.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. Any amendments, other than technical, administrative or other non-substantive amendments, to our Code of Business Conduct and Ethics or waivers from the provisions of the Code of Business Conduct and Ethics for our principal executive officer and our principal financial and accounting officer will be disclosed on our internet website within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our 2011 Proxy Statement under the captions “Executive Compensation” and “Other Forms of Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers.”

Equity Compensation Plan Information (as of January 30, 2011)

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans(1)

Equity compensation plans approved by stockholders	1,630,271	$21.59	7,562,105
Equity compensation plans not approved by stockholder	—	—	—

Total	1,630,271	$21.59	7,562,105

(1)	This amount represents 4,725,680 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2007 Equity Incentive Plan and 2,836,425 shares of our common stock available for future issuance pursuant to our Employee Share Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2011 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our 2011 Proxy Statement under the caption “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2. Financial Statement Schedules.

Schedule II

Valuation and Qualifying Accounts

	Balance at	Charged to	Write-offs
	Beginning of	Costs and	Net of	Balance at
Description	Year	Expenses	Recoveries	End of Year

Shrink Provision on Finished Goods
For the year ended February 1, 2009	$(194,895)	(1,518,130)	952,894	(760,131)
For the year ended January 31, 2010	(760,131)	(2,604,725)	2,051,806	(1,313,050)
For the year ended January 30, 2011	(1,313,050)	(2,881,244)	2,751,026	(1,443,268)
Slow Moving and Obsolescence Provision on Finished Goods and Raw Materials
For the year ended February 1, 2009	$(300,485)	(433,055)	158,928	(574,612)
For the year ended January 31, 2010	(574,612)	(627,591)	241,035	(961,168)
For the year ended January 30, 2011	(961,168)	(283,678)	107,154	(1,137,692)
Damage Provision on Finished Goods
For the year ended February 1, 2009	$—	—	—	—
For the year ended January 31, 2010	—	(835,248)	536,952	(298,296)
For the year ended January 30, 2011	(298,296)	(1,610,285)	907,472	(1,001,109)
Sales Allowances
For the year ended February 1, 2009	$527,890	(246,653)	—	281,237
For the year ended January 31, 2010	281,237	25,500	—	306,738
For the year ended January 30, 2011	306,738	214,940	—	521,677
Valuation Allowance on Deferred Income Taxes
For the year ended February 1, 2009	$(2,401,942)	1,845,688	—	(556,254)
For the year ended January 31, 2010	(556,254)	455,887	—	(100,367)
For the year ended January 30, 2011	(100,367)	1,914	—	(98,453)

3. Exhibits

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1		Third Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009
3.2		Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007
4.1		Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007
10.1	*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007
10.2	*	Form of Non-Qualified Stock Option Award Agreement under 2007 Equity Incentive Plan		S-1/A	10.2	001-33608	7/9/2007
10.3	*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007
10.4	*	Employment and Restrictive Covenant Agreement with Dennis Wilson dated as of December 5, 2005		S-1	10.5	333-142477	5/1/2007
10.5		Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007
10.6		Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007
10.7		Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007
10.8		Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007
10.9		Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007
10.10		Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007
10.11		Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007
10.12		Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010	X
10.13	*	Outside Director Compensation Plan		10-Q	10.4	001-33608	11/29/2007

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

10.14		Agreement dated February 3, 2008 by and among David Andrew Lawn, lululemon canada inc. and Lululemon Athletica (Australia) PTY. Ltd. (including certain amendments to the franchise agreement)		S-1/A	10.31	333-142477	6/11/2007
10.15		Contribution Agreement dated July 26, 2007 by and among lululemon athletica inc., Slinky Financial ULC and each of the other parties named therein		10-Q	10.9	001-33608	9/10/2007
10.16	*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007
10.17	*	Executive Employment Agreement with Christine M. Day, dated effective as of August 1, 2008		8-K	10.1	001-33608	7/30/2008
10.18	*	2010 Executive Bonus Plan of lululemon athletica inc.		10-Q	10.1	001-33608	6/10/2010
10.19	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and John E. Currie		10-K	10.22	001-33608	3/25/2010
10.20	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer		10-K	10.23	001-33608	3/25/2010
10.21	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Sheree Waterson		10-K	10.24	001-33608	3/25/2010
10.22	*	Form of Performance Share Agreement under 2007 Equity Incentive Plan		10-K	10.25	001-33608	3/25/2010
21.1		Subsidiaries of lululemon athletica inc.	X
23.1		Consent of PricewaterhouseCoopers LLP	X
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Denotes a compensatory plan, contract or arrangement, in which the Registrant’s directors or executive officers may participate.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christine M. Day Christine M. Day	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/ John E. Currie John E. Currie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ Dennis J. Wilson Dennis J. Wilson	Chairman of the Board	March 16, 2011

/s/ Michael Casey Michael Casey	Director	March 16, 2011

/s/ RoAnn Costin RoAnn Costin	Director	March 16, 2011

/s/ R. Brad Martin R. Brad Martin	Director	March 16, 2011

/s/ Martha A.M. Morfitt Martha A.M. Morfitt	Director	March 16, 2011

Signature	Title	Date

/s/ Rhoda M. Pitcher Rhoda M. Pitcher	Director	March 16, 2011

/s/ Thomas G. Stemberg Thomas G. Stemberg	Director	March 16, 2011

Exhibit Index

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1		Third Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009
3.2		Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007
4.1		Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007
10.1	*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007
10.2	*	Form of Non-Qualified Stock Option Award Agreement under 2007 Equity Incentive Plan		S-1/A	10.2	001-33608	7/9/2007
10.3	*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007
10.4	*	Employment and Restrictive Covenant Agreement with Dennis Wilson dated as of December 5, 2005		S-1	10.5	333-142477	5/1/2007
10.5		Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007
10.6		Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007
10.7		Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007
10.8		Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007
10.9		Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007
10.10		Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007
10.11		Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007
10.12		Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010	X
10.13	*	Outside Director Compensation Plan		10-Q	10.4	001-33608	11/29/2007

Exhibit			Filed	Incorporated by Reference
No		Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

10.14		Agreement dated February 3, 2008 by and among David Andrew Lawn, lululemon canada inc. and Lululemon Athletica		S-1/A	10.31	333-142477	6/11/2007
		(Australia) PTY. Ltd. (including certain amendments to the franchise agreement)
10.15		Contribution Agreement dated July 26, 2007 by and among lululemon athletica inc., Slinky Financial ULC and each of the other parties named therein		10-Q	10.9	001-33608	9/10/2007
10.16	*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007
10.17	*	Executive Employment Agreement with Christine M. Day, dated effective as of August 1, 2008		8-K	10.1	001-33608	7/30/2008
10.18	*	2010 Executive Bonus Plan of lululemon athletica inc.		10-Q	10.1	001-33608	6/10/2010
10.19	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and John E. Currie		10-K	10.22	001-33608	3/25/2010
10.20	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer		10-K	10.23	001-33608	3/25/2010
10.21	*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Sheree Waterson		10-K	10.24	001-33608	3/25/2010
10.22	*	Form of Performance Share Agreement under 2007 Equity Incentive Plan		10-K	10.25	001-33608	3/25/2010
21.1		Subsidiaries of lululemon athletica inc	X
23.1		Consent of PricewaterhouseCoopers LLP	X
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Denotes a compensatory plan, contract or arrangement, in which the Registrant’s directors or executive officers may participate.