Form 10-Q
period 2011-05-01
lululemon athletica inc.
filed 2011-06-10
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2011
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

At June 6, 2011, there were 54,057,260 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Exchangeable and Special Voting Shares:

At June 6, 2011, there were outstanding 17,492,340 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at June 6, 2011, the registrant had outstanding 17,492,340 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS:	3
	CONSOLIDATED BALANCE SHEETS as of May 1, 2011 and January 30, 2011	3
	CONSOLIDATED STATEMENTS OF OPERATIONS for the thirteen weeks ended May 1, 2011 and May 2, 2010	4
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY for the thirteen weeks ended May 1, 2011	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS for the thirteen weeks ended May 1, 2011 and May 2, 2010	6
	NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS	7
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
Item 4.	CONTROLS AND PROCEDURES	22

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	23
Item 1A.	RISK FACTORS	23
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38
Item 6.	EXHIBITS	38
SIGNATURES		39
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	May 1,	January 30,
	2011	2011
	(Unaudited)
	(Amounts in thousands, except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$260,871	$316,286
Accounts receivable	12,149	9,116
Inventories	64,423	57,469
Prepaid expenses and other current assets	12,545	6,408

	349,988	389,279
Property and equipment, net	144,917	70,954
Goodwill and intangible assets, net	28,769	27,112
Deferred income taxes	8,189	7,894
Other non-current assets	4,597	4,063

	$536,460	$499,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,409	$6,659
Accrued liabilities	29,989	25,266
Accrued compensation and related expenses	9,818	16,872
Income taxes payable	—	18,399
Unredeemed gift card liability	15,774	18,168

	58,990	85,364
Non-current liabilities	21,609	19,645

	80,599	105,009

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 30,000 shares authorized, issued and outstanding 17,508 and 17,818	—	—
Special voting stock, $0.00001 par value, 30,000 shares authorized, issued and outstanding 17,508 and 17,818	—	—
Common stock, $0.01 par value, 200,000 shares authorized, issued and outstanding 54,026 and 53,378	540	534
Additional paid-in capital	190,751	179,870
Retained earnings	223,028	189,656
Accumulated other comprehensive income	37,494	20,329

	451,813	390,389

Non-controlling interest	4,048	3,904

	$536,460	$499,302

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks	Thirteen Weeks
	Ended May 1,	Ended May 2,
	2011	2010
	(Unaudited)
	(Amounts in thousands, except per share amounts)

Net revenue	$186,780	$138,297
Cost of goods sold	77,096	63,940

Gross profit	109,684	74,357
Selling, general and administrative expenses	57,997	41,883

Income from operations	51,687	32,474
Other income (expense), net	904	161

Income before provision for income taxes	52,591	32,635
Provision for income taxes	19,075	13,047

Net income	33,516	19,588
Net income attributable to non-controlling interest	144	—

Net income attributable to lululemon athletica inc.	$33,372	$19,588

Net basic earnings per share	$0.47	$0.28
Net diluted earnings per share	$0.46	$0.27
Basic weighted-average number of shares outstanding	71,380	70,599
Diluted weighted-average number of shares outstanding	72,455	71,582

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exchangeable		Special Voting		Common
	Stock		Stock		Stock		Additional		Other		Non-
		Par		Par		Par	Paid-in	Retained	Comprehensive		Controlling
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Total	Interest	Total
	(Unaudited)
	(Amounts in thousands)

Balance at January 30, 2011	17,818	$—	17,818	$—	53,378	$534	$179,870	$189,656	$20,329	$390,389	$3,904	$394,293
Comprehensive income:
Net income								33,372		33,372		33,372
Foreign currency translation adjustment									17,165	17,165		17,165

Comprehensive income										50,537		50,537
Stock-based compensation							2,729			2,729		2,729
Excess tax benefit from stock-based compensation							2,195			2,195		2,195
Common stock issued upon exchange of exchangeable shares	(310)	—	(310)	—	310	3	(3)			—		—
Restricted stock issuance					—	—	—			—		—
Stock options exercised					338	3	5,960			5,963		5,963
Non-controlling interest:
Net income attributable to non-controlling interests											144	144

Balance at May 1, 2011	17,508	$—	17,508	$—	54,026	$540	$190,751	$223,028	$37,494	$451,813	$4,048	$455,861

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks	Thirteen Weeks
	Ended May 1,	Ended May 2,
	2011	2010
	(Unaudited)
	(Amounts in thousands)

Cash flows from operating activities
Net income attributable to lululemon athletica inc.	$33,372	$19,588
Net income attributable to non-controlling interest	144	—

Net income	33,516	19,588
Items not affecting cash
Depreciation and amortization	6,041	5,388
Stock-based compensation	2,729	1,726
Deferred income taxes	(298)	5,145
Excess tax benefits from stock-based compensation	(2,195)	(3,233)
Other, including net changes in other non-cash balances
Accounts receivable	(2,557)	(1,225)
Prepaid expenses and other current assets	(4,286)	(1,255)
Inventories	(5,552)	(5,366)
Accounts payable	(3,104)	(2,718)
Accrued liabilities	5,740	3,584
Income taxes payable	(17,870)	(5,488)
Other non-cash balances	(6,509)	(3,574)

Net cash provided by operating activities	5,655	12,572

Cash flows from investing activities
Purchase of property and equipment	(74,831)	(5,878)
Investments in and advances to franchises	—	(279)

Net cash used in investing activities	(74,831)	(6,157)

Cash flows from financing activities
Proceeds from exercise of stock options	5,963	1,749
Excess tax benefits from stock-based compensation	2,195	3,233

Net cash provided by financing activities	8,158	4,982

Effect of exchange rate changes on cash	5,603	2,670

Increase (decrease) in cash and cash equivalents	(55,415)	14,067
Cash and cash equivalents, beginning of period	$316,286	$159,573

Cash and cash equivalents, end of period	$260,871	$173,640

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, through independent franchises and through a network of wholesale accounts. The Company’s primary markets are Canada, the United States and Australia, where 45, 81 and 12 corporate-owned stores were in operation as at May 1, 2011, respectively. There were 138 and 133 corporate-owned stores in operation as of May 1, 2011 and January 30, 2011, respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of May 1, 2011 and for the thirteen weeks ended May 1, 2011 and May 2, 2010 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 30, 2011 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 30, 2011, included in Item 8 in the fiscal 2010 Annual Report on Form 10-K filed with the SEC on March 17, 2011. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K.

The Company’s fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2011 will end on January 29, 2012.

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

Buildings are amortized on a straight-line basis over the expected useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the lesser of the length of the lease, without consideration of option renewal periods, and the estimated useful life of the assets, to a maximum of five years. All other property and equipment are amortized using the declining balance method as follows. Amortization commences when an asset is ready for its intended use.

Furniture and fixtures	20%
Computer hardware and software	30%
Equipment and vehicles	30%

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 718 Compensation (“ASC 718”) to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a market, performance or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. This guidance is effective for interim and annual periods beginning on or after December 15, 2010 and is to be applied prospectively. The Company adopted the amendment in the first quarter of fiscal 2011 with no material impact on the Company’s consolidated financial statements.

NOTE 3.	STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans, which are either provided by a principal stockholder of the Company or by the Company directly.

Stock-based compensation expense charged to income for the plans was $2,729 and $1,726 for the thirteen weeks ended May 1, 2011 and May 2, 2010, respectively. Total unrecognized compensation cost as at May 1, 2011 was $24,158 for all stock award plans, which is expected to be recognized over a weighted-average period of 2.7 years.

Company stock options and performance stock units

A summary of the Company’s stock option, performance stock unit and restricted share activity as of May 1, 2011 and changes during the thirteen week period then ended is presented below:

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Stock	Exercise	Performance	Grant	Restricted	Grant
	Options	Price	Units	Fair Value	Shares	Fair Value

Balance at January 30, 2011	1,635	$21.65	87	$41.92	4	$42.43
Granted	51	$77.53	86	75.79	—	—
Exercised	338	$17.64	—	—	—	—
Forfeited	—	$18.00	—	—	—	—

Balance at May 1, 2011	1,348	$24.78	173	$58.77	4	$42.43

Exercisable at May 1, 2011	277	$11.22	—	$—	—	$—

The Company’s performance stock units are awarded to eligible employees and entitle the grantee to receive up to 1.5 shares of common stock per performance stock unit if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of performance stock units is based on the closing price of the Company’s common stock on the award date. Expense for performance stock units is recognized when it is probable that the performance goal will be achieved.

Stockholder- sponsored stock options

During the thirteen weeks ended May 1, 2011 holders of exchangeable shares converted 310 exchangeable shares into 310 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the thirteen weeks ended May 1, 2011 there were no grants or forfeitures related to the stock options issued and outstanding under the stockholder-sponsored awards.

Employee stock purchase plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of the Company’s common stock under the ESPP. Additionally, the Company or the subsidiary of the Company employing the participant will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of the Company’s common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 3,000 shares. During the thirteen weeks ended May 1, 2011, there were 9 shares purchased under the ESPP, which were funded by the Company through open market purchases.

NOTE 4.	REACQUISTION OF FRANCHISED STORES

On May 12, 2010, the Company increased its investment in lululemon athletica australia Pty (“lululemon australia”) from 13 percent to 80 percent. The transaction provided the Company control over lululemon australia, which became a subsidiary of the Company on this date. lululemon australia is engaged in the distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned retail locations and through a network of wholesale accounts, in Australia. The Company previously accounted for its 13 percent interest in lululemon australia as an equity investment.

The acquired business contributed net revenues of $23,157 and income from operations of $1,894 to the Company from the date of acquisition to May 1, 2011. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on February 1, 2010:

	Thirteen Weeks	Thirteen Weeks
	Ended May 1,	Ended May 2,
	2011	2010

Net revenue	$186,780	$142,286
Income from operations	$51,687	$32,791

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

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks	Thirteen Weeks
	Ended May 1,	Ended May 2,
	2011	2010

Net income	$33,516	$19,588
Net income attributable to non-controlling interest	144	—

Net income attributable to lululemon athletica inc.	$33,372	$19,588
Basic weighted-average number of shares outstanding	71,380	70,599
Effect of stock options assume exercised	1,075	983

Diluted weighted-average number of shares outstanding	72,455	71,582
Net basic earnings per share	$0.47	$0.28
Net diluted earnings per share	$0.46	$0.27

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirteen weeks ended May 1, 2011 and May 2, 2010, 36 and 85 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

NOTE 6.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	May 1,	January 30,
	2011	2011

Accounts receivable:
Trade accounts receivable	$2,419	$2,596
Miscellaneous receivables	9,730	6,520

	$12,149	$9,116

Inventories:
Finished goods	$67,479	$59,138
Raw materials	1,874	1,913
Provision to reduce inventory to market value	(4,930)	(3,582)

	$64,423	$57,469

Property and equipment:
Land	$63,342	$—
Buildings	5,297	—
Leasehold improvements	92,130	84,773
Furniture and fixtures	18,578	17,940
Computer hardware and software	39,919	34,581
Equipment and vehicles	1,171	1,038
Accumulated amortization and depreciation	(75,520)	(67,378)

	$144,917	$70,954

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 1,	January 30,
	2011	2011

Goodwill and intangible assets:
Goodwill	$18,437	$18,437
Changes in foreign currency exchange rates	3,528	1,837

	21,965	20,274

Reacquired franchise rights	10,709	10,709
Non-competition agreements	694	694
Accumulated amortization	(7,016)	(6,355)
Changes in foreign currency exchange rates	2,417	1,790

	6,804	6,838

	$28,769	$27,112

Other non-current assets:
Prepaid rent and security deposits	$3,319	$2,762
Deferred lease cost	1,278	1,301

	$4,597	$4,063

Accrued liabilities:
Inventory purchases	$13,980	$11,925
Sales tax collected	5,766	4,505
Accrued rent	2,227	2,750
Lease exit costs	903	1,317
Other	7,113	4,769

	$29,989	$25,266

Non-current liabilities:
Deferred lease liability	$13,801	$13,129
Tenant inducements	7,808	6,516

	$21,609	$19,645

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	SEGMENT REPORTING

The Company reports segments based on the financial information it uses in managing its business. The Company’s reportable segments are comprised of corporate-owned stores, direct to consumer and other. Direct to consumer includes sales from the Company’s e-commerce website and phone sales. Franchise sales, wholesale, showrooms sales and outlet sales have been combined into other. The Company has reviewed its general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification. Information for these segments is detailed in the table below:

	Thirteen Weeks	Thirteen Weeks
	Ended May 1,	Ended May 2,
	2011	2010

Net revenue:
Corporate-owned stores	$156,522	$115,574
Direct to consumer	13,792	9,142
Other	16,466	13,581

	$186,780	$138,297

Income from operations before general corporate expense:
Corporate-owned stores	$59,260	$38,449
Direct to consumer	5,026	2,559
Other	4,978	4,029

	69,264	45,037
General corporate	17,577	12,563

Net operating income	51,687	32,474
Other income (expense), net	904	161

Income before provision for income taxes	$52,591	$32,635

Capital expenditures:
Corporate-owned stores	$5,148	$3,771
Direct to consumer	1,016	—
Corporate	68,667	1,617

	$74,831	$5,878

Depreciation:
Corporate-owned stores	$3,858	$3,771
Direct to consumer	262	48
Corporate	1,921	1,569

	$6,041	$5,388

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally gives rise to an additional week, resulting in a 53 week year. Fiscal 2011 will end on January 29, 2012.

Overview

Our results for the first quarter of fiscal 2011 demonstrate the ongoing success of our efforts to execute our strategic plan. We remain committed to investing in our stores and our people, making infrastructure enhancements and funding working capital requirements, while remaining conscious of our discretionary spending. We continually assess the economic environment and market conditions when making decisions regarding timing of our investments. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives which we believe will be beneficial for the Company.

We believe that our brand is recognized as premium in our offerings of yoga and run assortment, as well as a leader in technical fabrics and quality construction. This has made our product desirable to our consumers and has driven demand, and resulted in top-line growth. We experienced strong sell through of our spring merchandise which minimized markdowns and discounts, driving a strong gross margin in the first quarter of fiscal 2011.

We saw continuing increases in traffic and conversion rates on our e-commerce website in fiscal 2010, which lead us to believe that there was potential for our direct to consumer segment to become an increasingly substantial part of our business. We committed a portion of our resources to further developing this channel, making infrastructure changes in the first quarter of fiscal 2011 which included bringing the operations in-house and updating the operating platform. We continue to see our e-commerce website as an opportunity to increase our brand awareness in international markets.

In the first quarter of fiscal 2011, we opened four new corporate-owned stores in North America which were in markets seeded by showrooms in fiscal 2010. In March 2011, we purchased the building that housed our administrative offices. We also invested in our people, which included wage increases to employees in our corporate-owned stores and other channels.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and technical clothing for active female youth. As of May 1, 2011, our branded apparel was principally sold through 142 corporate-owned and franchise stores that are primarily located in Canada, the United States and Australia, and via our e-commerce website through our direct to consumer channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the first quarter of fiscal 2011, approximately 45% of our net revenue was derived from sales of our products in Canada, 51% of our net revenue was derived from the sales of our products in the United States, and the remaining 4% of our net revenue was derived from sales of our products outside of North America.

Our net revenue has grown from $40.7 million in fiscal 2004 to $711.7 million in fiscal 2010. This represents a compound annual growth rate of 61%. Our net revenue also increased from $138.3 million in the first quarter of fiscal 2010 to $186.8 million in the first quarter of fiscal 2011, representing a 35% increase. Our increase in net revenue from fiscal 2004 to fiscal 2010 resulted from comparable store sales growth as high as 37%, which we realized in fiscal 2010, and from the addition of retail locations, including:

•	12 net new corporate-owned stores in North America in fiscal 2010, which included one franchised store that was reacquired, and 11 net new corporate-owned stores in Australia, which included nine franchised stores that were reacquired;

•	seven net new corporate-owned stores in North America in fiscal 2009;

•	34 net new corporate-owned stores in North America in fiscal 2008; and

•	31 net new corporate-owned stores in North America in fiscal 2007.

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

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Expanding our direct to consumer sales channel is a significant part of our near-term growth strategy, and we therefore expect the revenue derived from our direct to consumer sales to comprise more than 10% of the net revenue we report in future fiscal years. Our other operations, which include franchise sales, wholesale, showrooms sales and outlet sales, each accounted for less than 10% of our net revenues from continuing operations in each of the first quarter of fiscal 2011, fiscal 2010 and fiscal 2009.

Results of Operations

First Quarter Results

The following table summarizes key components of our results of operations for the thirteen week periods ended May 1, 2011 and May 2, 2010. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended May 1, 2011 and
	May 2, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)

Net revenue	$186,780	$138,297	100.0	100.0
Cost of goods sold	77,096	63,940	41.3	46.2

Gross profit	109,684	74,357	58.7	53.8
Selling, general and administrative expenses	57,997	41,883	31.0	30.3

Income from operations	51,687	32,474	27.7	23.5
Other income (expense), net	904	161	0.5	0.1

Income before provision for income taxes	52,591	32,635	28.2	23.6
Provision for income taxes	19,075	13,047	10.2	9.4

Net income	33,516	19,588	18.0	9.4
Net income attributable to non-controlling interest	144	—	0.1	—

Net income attributable to lululemon athletica inc.	$33,372	$19,588	17.9	14.2

Net Revenue

Net revenue increased $48.5 million, or 35%, to $186.8 million for the first quarter of fiscal 2011 from $138.3 million for the first quarter of fiscal 2010. Assuming the average exchange rate between the Canadian and United States dollars for the first quarter of fiscal 2011 remained constant, our net revenue would have increased $44.2 million, or 32%, for the first quarter of fiscal 2011.

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

Our net revenue on a segment basis for the thirteen week periods ended May 1, 2011 and May 2, 2010 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended May 1, 2011 and
	May 2, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)

Corporate-owned stores	$156,522	$115,574	83.8	83.6
Direct to consumer	13,792	9,142	7.4	6.6
Other	16,466	13,581	8.8	9.8

Net revenue	$186,780	$138,297	100.0	100.0

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $40.9 million, or 35%, to $156.5 million in the first quarter of fiscal 2011 from $115.6 million in the first quarter of fiscal 2010. The following contributed to the $40.9 million increase in net revenue from our corporate-owned stores segment:

•	Comparable store sales increase of 19% in the first quarter of fiscal 2011 resulted in a $20.6 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 16%, or $17.6 million, in the first quarter of fiscal 2011; and

•	Net revenue from corporate-owned stores we opened subsequent to May 2, 2010, and therefore not included in the comparable store sales growth, contributed $20.3 million of the increase. Net new store openings since the first quarter of fiscal 2010 included two stores in Canada (which included one reacquired franchised store), 11 stores in the United States and 12 in Australia (which included nine reacquired franchised stores).

Direct to Consumer.  Net revenue from our direct to consumer segment increased $4.7 million, or 51%, to $13.8 million in the first quarter of fiscal 2011 from $9.1 million in the first quarter of fiscal 2010. The increase in net revenue was primarily the result of increased traffic at our e-commerce website.

Other.  Net revenue from our other segment increased $2.9 million, or 21%, to $16.5 million in the first quarter of fiscal 2011 from $13.6 million in the first quarter of fiscal 2010. This increase was a result of increased net revenues from wholesale, showrooms and outlets, partially offset by decreased net revenues from our franchise operating channel. Our other segment continues to grow year over year through new showroom locations, new wholesale customers and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $35.3 million, or 48%, to $109.7 million for the first quarter of fiscal 2011 from $74.4 million for the first quarter of fiscal 2010. Increased net revenues, a non-recurring adjustment, as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, merchandising, and production departments.

Gross profit as a percentage of net revenue, or gross margin, increased by 490 basis points, to 58.7% in the first quarter of fiscal 2011 from 53.8% in the first quarter of fiscal 2010. The increase in gross margin resulted primarily from:

•	an increase in corporate-owned stores, direct to consumer and other product margins, which contributed to an increase in gross margin of 90 basis points, which includes product cost pressure from raw materials and labor costs, but was fully offset by strong sell through of our spring merchandise with minimized markdowns and discounts;

•	a decrease in product costs related to a non-recurring adjustment for the recognition of input tax credits from previous periods of 140 basis points;

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 130 basis points;

•	an improvement in the Canadian dollar, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 70 basis points; and

•	a decrease in expenses related to our design, merchandising, production, and distribution departments, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 60 basis points.

Our cost of goods sold in the first quarter of fiscal 2011 and fiscal 2010 included $0.8 million and $0.3 million, respectively, of stock-based compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.1 million, or 38%, to $58.0 million in the first quarter of fiscal 2011 from $41.9 million in the first quarter of fiscal 2010. The $16.1 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $4.3 million as a result of the expansion of our business;

•	an increase in employee costs of $4.1 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, showrooms, outlets and other, as well as an increase in wages as we invest in our employees;

•	an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $3.4 million incurred in order to position us for long-term growth;

•	an increase in administrative costs of $3.3 million related to our Australian business, which we now report on a consolidated basis, but previously accounted for on an equity basis; and

•	an increase in administrative costs of $1.0 million related to our direct to consumer segment, primarily associated with the revenue growth in our e-commerce sales channel, as well as costs associated with our infrastructure changes.

As a percentage of net revenue, selling, general and administrative expenses increased 70 basis points, to 31.0% from 30.3%. The increase in selling, general and administrative expenses as a percentage of net revenue was largely due to increased selling, general and administrative expenses from our Australian business, which we now report on a consolidated basis and strengthening foreign currency exchange rates relative to the United States dollar.

Our selling, general and administrative expenses in the first quarter of fiscal 2011 and fiscal 2010 included $2.0 million and $1.3 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $19.2 million, or 59%, to $51.7 million in the first quarter of fiscal 2011 from $32.5 million in the first quarter of fiscal 2010. The increase was a result of increased gross profit of $35.3 million, partially offset by increased selling, general and administrative costs of $16.1 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations (before general corporate expenses) for the thirteen weeks ended May 1, 2011 and May 2, 2010 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirteen Weeks Ended May 1, 2011 and
	May 2, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)

Corporate-owned stores	$59,260	$38,449	37.9	33.3
Direct to consumer	5,026	2,559	36.4	28.0
Other	4,978	4,029	30.2	29.7

Income from operations before general corporate expense	$69,264	$45,037

Corporate-Owned Stores.  Income from operations from our corporate-owned stores segment increased $20.9 million, or 54%, to $59.3 million for the first quarter of fiscal 2011 from $38.4 million for the first quarter of fiscal 2010 primarily due to an increase of $29.4 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores.

Direct to Consumer.  Income from operations from our direct to consumer segment increased $2.4 million, or 92%, to $5.0 million for the first quarter of fiscal 2011 from $2.6 million for the first quarter of fiscal 2010. This increase was primarily the result of increased sales through our e-commerce website.

Other.  Income from operations from our other segment increased $1.0 million, or 25%, to $5.0 million for the first quarter of fiscal 2011 from $4.0 million for the first quarter of fiscal 2010. Gross profit related to our other segment increased $2.3 million in the first quarter of fiscal 2011 from the first quarter of fiscal 2010 primarily due to a higher proportion of full margin sales channels in the current period, such as our showroom sales channel, than in the same period of last year. There was an increase in selling, general and administrative expenses as a result of opening and operating an increased number of showrooms in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, which offset a portion of the gross profit increase. Decreased gross profit related to our franchise channel, resulting from decreased net revenue from this channel, also offset the increase in net income from our other segment.

Other Income (Expense), Net

Other income (expense), net, increased $0.7 million, or 459%, to $0.9 million in the first quarter of fiscal 2011 from $0.2 million in the first quarter of fiscal 2010. The increase was primarily a result of increased interest income earned on higher cash balances compared to the first quarter of fiscal 2010.

Provision for Income Taxes

Provision for income taxes increased $6.0 million, or 46%, to $19.1 million in the first quarter of fiscal 2011 from $13.0 million in the first quarter of fiscal 2010. In the first quarter of fiscal 2011, our effective tax rate was 36.3% compared to 40.0% in the first quarter of fiscal 2010. The decrease resulted from a revision to managements’ plans for repatriation of unremitted earnings of the Canadian operating subsidiary.

Net Income

Net income increased $13.8 million to $33.4 million for the first quarter of fiscal 2011 from $19.6 million for the first quarter of fiscal 2010. The increase in net income of $13.8 million for the first quarter of fiscal 2011 was a result of an increase in gross profit of $35.3 million resulting from increased sales, improved foreign exchange differences, and an increase in other income (expense), net of $0.7 million, offset by increases in selling, general and administrative expenses of $16.1 million and an increase of $6.0 million in provision for income taxes.

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

At May 1, 2011, our working capital (excluding cash and cash equivalents) was $30.1 million and our cash and cash equivalents were $260.9 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended May 1,	Ended May 2,
	2011	2010
	(In thousands)

Total cash provided by (used in):
Operating activities	$5,655	$12,572
Investing activities	(74,831)	(6,157)
Financing activities	8,158	4,982
Effect of exchange rate changes	5,603	2,670

Increase (decrease) in cash and cash equivalents	$(55,415)	$14,067

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts receivable, inventories, accounts payable and accrued expenses.

Cash provided by operating activities decreased $6.9 million, to $5.7 million for the first quarter of fiscal 2011 compared to $12.6 million for the first quarter of fiscal 2010. The $6.9 million decrease was primarily a result of increased tax payments during the quarter, which reduced our income taxes payable, offset by increased net income from operations.

Investing Activities

Investing Activities relate entirely to capital expenditures and advances to and investments in franchises.

Cash used in investing activities increased $68.7 million to $74.8 million for the first quarter of fiscal 2011 from $6.2 million for the first quarter of fiscal 2010. The $74.8 million increase was primarily the result of the purchase of our principal executive and administrative offices for $65.1 million plus acquisition-related costs. In addition, five new corporate-owned stores opened in the first quarter of fiscal 2011 compared to four in the first quarter fiscal 2010.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities increased to $8.2 million for the first quarter of fiscal 2011 from $5.0 million for the first quarter of fiscal 2010.

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

Revolving Credit Facility

In April 2007, we executed a credit facility with the Royal Bank of Canada that provided for a CDN$20.0 million uncommitted demand revolving credit facility to fund our working capital requirements. This agreement canceled our previous CDN$8.0 million credit facility. Borrowings under this uncommitted credit facility are made on a when-and-as-needed basis at our discretion.

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

At May 1, 2011, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of May 1, 2011, letters of credit and letters of guarantee totaling $1.5 million have been issued.

Other than these standby letters of credit and guarantee, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for our 2010 fiscal year end filed with the SEC on March 17, 2011 and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

We believe that there have been no other significant changes during the thirteen weeks ended May 1, 2011 to our critical accounting policies.

Operating Locations

Our operating locations by Canadian province, U.S. state and internationally as of May 1, 2011, and the overall totals as of May 1, 2011 and January 30, 2011, are summarized in the table below. While most of our stores are branded lululemon athletica, three of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	10	—	10
British Columbia	11	—	11
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	1	—	1

Total Canada	45	—	45

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

United States
Arizona	2	—	2
California	19	1	20
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	2	—	2
Florida	5	—	5
Georgia	1	—	1
Hawaii	1	—	1
Illinois	8	—	8
Maryland	2	—	2
Massachusetts	5	—	5
Michigan	1	—	1
Minnesota	2	—	2
Missouri	1	—	1
Nevada	1	—	1
New Jersey	3	—	3
New York	7	—	7
Ohio	2	—	2
Oregon	2	—	2
Pennsylvania	2	—	2
Tennessee	1	—	1
Texas	7	—	7
Virginia	2	—	2
Washington	3	—	3

Total United States	81	4	85

International
Australia	12	—	12

Total International	12	—	12

Overall total, as of May 1, 2011	138	4	142

Overall total, as of January 31, 2011	133	4	137

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of May 1, 2011, we operated 45 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has weakened during the first quarter of fiscal 2011, it has had a positive impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the gain in net revenue was partially offset by higher cost of sales and higher selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $4.6 million in the first quarter of fiscal 2011. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. Additionally, a portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.4 million in the first quarter of fiscal 2011. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of May 1, 2011, we had no outstanding borrowings under our revolving facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 1, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 1, 2011, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal thirteen weeks ended May 1, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included or incorporated by reference in this Form 10-Q and in our Annual Report on Form 10-K for our 2010 fiscal year end filed with the SEC on March 17, 2011 before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could materially suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We are increasingly dependent on information systems to operate our e-commerce website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Throughout the past few years, we upgraded certain of our information systems to support recent and expected future growth. These system upgrades improved our ability to capture, process and ship customer orders, and transfer product between channels. We incurred additional costs associated with these upgrades in the first quarter of fiscal 2011. We believe these systems are stable upon implementation, but there can be no assurance that future disruptions will not occur. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could — especially if the disruption or slowdown occurred during the holiday season — result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

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

We do not own any of our store facilities, but instead lease all of our corporate-owned stores under operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our cost of goods sold. For example, as of May 1, 2011, we were a party to operating leases associated with our corporate-owned stores as well as other corporate facilities requiring future minimum lease payments aggregating $188.0 million through January 31, 2016 and approximately $81.4 million thereafter. We expect that any new stores we open will also be leased by us under operating leases, which will further increase our operating lease expenses.

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

We plan to open new stores in the near future to add to our existing store base. Of the 142 stores in operation as of May 1, 2011, we opened four net new stores in North America and one net new store in Australia in the first quarter of fiscal 2011. For the remainder of fiscal 2011, we expect to open up to 22 additional lululemon stores and one ivivva store in North America, as well as two additional lululemon stores in Australia. We estimate that we will incur approximately $14.0 million to $16.0 million of capital expenditures in fiscal 2011 to open these additional stores. In addition, our new stores may not be immediately profitable and we may incur losses until these stores become profitable. There can be no assurance that we will open the planned number of new stores in fiscal 2011. Any failure to successfully open and operate new stores will harm our results of operations.

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

Our future growth depends, to a considerable extent, on our expansion efforts outside of Canada, especially in the United States. Our current operations are based largely in Canada and the United States. As of May 1, 2011, we had 45 corporate-owned stores in Canada, 81 corporate-owned and four franchised stores in the United States, and 12 corporate-owned stores in Australia. We have limited experience with regulatory environments and market practices outside of Canada and the United States, and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of North America. As previously disclosed, we have discontinued our operations in Japan. In connection with our initial expansion efforts outside of North America, we have encountered many obstacles we do not face in Canada or the United States, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in Australia. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has increased over fiscal 2010 and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $4.6 million in the first quarter of fiscal 2011 and approximately $2.0 million in the first quarter of fiscal 2010. Similarly, a 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.4 million in the first quarter of fiscal 2011. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

As of May 1, 2011, we had four franchise stores in the United States. Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their retail stores. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchise store operations may decline due to diverse factors beyond our control. For example, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified employees, which could harm their sales and as a result harm our results of operations or cause our brand image to suffer.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in July 2007 until May 1, 2011, the closing price of our common stock has ranged from a low of $4.49 to a high of $102.17 on the Nasdaq Global Select Market and from a low of CDN $5.79 to a high of CDN $97.50 on the Toronto Stock Exchange. Broad market and industry factors may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

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

Our current directors and executive officers beneficially own 32% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of our common stock during the thirteen-week period ended May 1, 2011:

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

January 31, 2011 — February 27, 2011	2,241	$79.04	2,241	2,834,184
February 28, 2011 — April 3, 2011	3,852	78.79	3,852	2,830,332
April 4, 2010 — May 1, 2011	2,509	93.43	2,509	2,827,823

Total	8,602		8,602

(1)	Monthly information is presented by reference to our fiscal months during our first quarter of fiscal 2011.

(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 3,000,000.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit		Filed		Exhibit		Filing
No.	Exhibit Title	Herewith	Form	No.	File No.	Date

10.1	Executive Bonus Plan	X
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ John E. Currie
John E. Currie
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: June 9, 2011

Exhibit Index

Incorporated by Reference
Exhibit		Filed		Exhibit		Filing
No.	Exhibit Title	Herewith	Form	No.	File No.	Date

10.1	Executive Bonus Plan	X
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X