Form 10-Q
period 2011-07-31
lululemon athletica inc.
filed 2011-09-09
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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

At September 6, 2011, there were 108,803,942 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

Exchangeable and Special Voting Shares:

At September 6, 2011, there were outstanding 34,524,680 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at September 6, 2011, the registrant had outstanding 34,524,680 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS:	3
	CONSOLIDATED BALANCE SHEETS as of July 31, 2011 and January 30, 2011	3
	CONSOLIDATED STATEMENTS OF OPERATIONS for the thirteen and twenty-six weeks ended July 31, 2011 and August 1, 2010	4
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY for the twenty-six weeks ended July 31, 2011	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS for the twenty-six weeks ended July 31, 2011 and August 1, 2010	6
	NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS	7
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
Item 4.	CONTROLS AND PROCEDURES	26

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	27
Item 1A.	RISK FACTORS	27
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
Item 6.	EXHIBITS	35
SIGNATURES		36
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	July 31,	January 30,
	2011	2011
	(Unaudited)
	(Amounts in thousands, except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$264,728	$316,286
Accounts receivable	9,720	9,116
Inventories	88,884	57,469
Prepaid expenses and other current assets	20,640	6,408

	383,972	389,279
Property and equipment, net	151,120	70,954
Goodwill and intangible assets, net	28,434	27,112
Deferred income taxes	18,379	7,894
Other non-current assets	4,556	4,063

	$586,461	$499,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,445	$6,659
Accrued liabilities	28,809	25,266
Accrued compensation and related expenses	16,819	16,872
Income taxes payable	—	18,399
Unredeemed gift card liability	14,885	18,168

	64,958	85,364
Non-current liabilities	21,826	19,645

	86,784	105,009

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 34,525 and 35,636	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 34,525 and 35,636	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 108,773 and 106,756	544	534
Additional paid-in capital	197,022	179,870
Retained earnings	261,407	189,656
Accumulated other comprehensive income	36,416	20,329

	495,389	390,389

Non-controlling interest	4,288	3,904

	$586,461	$499,302

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended July 31,	Ended August 1,	Ended July 31,	Ended August 1,
	2011	2010	2011	2010
	(Unaudited)
	(Amounts in thousands, except per share amounts)

Net revenue	$212,323	$152,208	$399,103	$290,505
Cost of goods sold	90,251	71,910	167,346	135,850

Gross profit	122,072	80,298	231,757	154,655
Selling, general and administrative expenses	62,589	46,055	120,587	87,938

Income from operations	59,483	34,243	111,170	66,717
Other income (expense), net	597	2,092	1,501	2,254

Income before provision for income taxes	60,080	36,335	112,671	68,971
Provision for income taxes	21,462	14,628	40,537	27,676

Net income	38,618	21,707	72,134	41,295
Net income (loss) attributable to non-controlling interest	239	(85)	383	(85)

Net income attributable to lululemon athletica inc.	$38,379	$21,792	$71,751	$41,380

Net basic earnings per share	$0.27	$0.15	$0.50	$0.29
Net diluted earnings per share	$0.26	$0.15	$0.49	$0.29
Basic weighted-average number of shares outstanding	143,163	141,640	142,961	141,416
Diluted weighted-average number of shares outstanding	145,228	143,500	145,108	143,384

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exchangeable		Special Voting		Common
	Stock		Stock		Stock		Additional		Other		Non-
		Par		Par		Par	Paid-in	Retained	Comprehensive		Controlling
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Total	Interest	Total
	(Unaudited)
	(Amounts in thousands)

Balance at January 30, 2011	35,636	$—	35,636	$—	106,756	$534	$179,870	$189,656	$20,329	$390,389	$3,904	$394,293
Comprehensive income:
Net income								71,751		71,751		71,751
Foreign currency translation adjustment									16,087	16,087		16,087

Comprehensive income										87,838		87,838
Stock-based compensation							5,066			5,066		5,066
Excess tax benefit from stock-based compensation							4,391			4,391		4,391
Common stock issued upon exchange of exchangeable shares	(1,111)	—	(1,111)	—	1,111	5	(5)			—		—
Restricted stock issuance					5	—	—			—		—
Stock options exercised					901	5	7,700			7,705		7,705
Non-controlling interest:
Net income attributable to non-controlling interests											383	383

Balance at July 31, 2011	34,525	$—	34,525	$—	108,773	$544	$197,022	$261,407	$36,416	$495,389	$4,288	$499,677

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended July 31,	Ended August 1,
	2011	2010
	(Unaudited)
	(Amounts in thousands)

Cash flows from operating activities
Net income attributable to lululemon athletica inc.	$71,751	$41,380
Net income (loss) attributable to non-controlling interest	$383	$(85)

Net income	$72,134	$41,295
Items not affecting cash
Depreciation and amortization	13,561	11,990
Stock-based compensation	5,066	3,563
Deferred income taxes	(10,487)	12,475
Excess tax benefits from stock-based compensation	(4,391)	(3,800)
Gain on investment	—	(1,792)
Other, including net changes in other non-cash balances
Prepaid expenses and other current assets	(10,246)	(1,973)
Inventories	(30,164)	(17,777)
Accounts payable	(2,085)	(4,721)
Accrued liabilities	4,646	545
Income taxes payable	(17,927)	(5,129)
Other non-cash balances	(578)	(124)

Net cash provided by operating activities	19,529	34,552

Cash flows from investing activities
Purchase of property and equipment	(87,324)	(11,571)
Acquisition of franchises	—	(12,482)

Net cash used in investing activities	(87,324)	(24,053)

Cash flows from financing activities
Proceeds from exercise of stock options	7,704	2,338
Excess tax benefits from stock-based compensation	4,391	3,800

Net cash provided by financing activities	12,095	6,138

Effect of exchange rate changes on cash	4,142	1,962

Increase (decrease) in cash and cash equivalents	(51,558)	18,599
Cash and cash equivalents, beginning of period	$316,286	$159,573

Cash and cash equivalents, end of period	$264,728	$178,172

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)

NOTE 1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, through independent franchises and through a network of wholesale accounts. The Company’s primary markets are Canada, the United States and Australia, where 45, 89 and 13 corporate-owned stores were in operation as at July 31, 2011, respectively. There were 147 and 133 corporate-owned stores in operation as of July 31, 2011 and January 30, 2011, respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of July 31, 2011 and for the twenty-six weeks ended July 31, 2011 and August 1, 2010 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 30, 2011 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 30, 2011, included in Item 8 in the fiscal 2010 Annual Report on Form 10-K filed with the SEC on March 17, 2011. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K.

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

In May 2011, the FASB amended ASC Topic 820 Fair Value Measurement (“ASC 820”) to clarify requirements for how to measure fair value and for disclosing information about fair value measurements common to US GAAP and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company will adopt the amendment in the first quarter of fiscal 2012 and expects no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB amended ASC 820 to require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and (ii) presentation of reclassification adjustments from other comprehensive income (“OCI”) to net income on the face of the financial statements. This guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. This guidance is effective for years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the amendment in fiscal 2012 and expects no material impact on the Company’s consolidated financial statements.

NOTE 3.	STOCKHOLDER’S EQUITY

On June 8, 2011 the Company’s stockholders approved a two-for-one stock split (“the Stock Split”) of the Company’s common stock and an increase in the Company’s authorized common stock from 200,000 shares to 400,000 shares. Shares of the Company’s common stock traded on a post-split basis on July 12, 2011 on the Nasdaq Stock Market and July 6, 2011 on the Toronto Stock Exchange. In connection with the Stock Split, the stockholders also approved a two-for-one split of the Company’s exchangeable special voting stock and an increase in the Company’s authorized exchangeable special voting stock from 30,000 to 60,000.

NOTE 4.	STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans, which are either provided by a principal stockholder of the Company or by the Company directly.

Stock-based compensation expense charged to income for the plans was $5,066 and $3,563 for the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively. Total unrecognized compensation cost as at July 31, 2011 was $22,323 for all stock award plans, which is expected to be recognized over a weighted-average period of 2.5 years.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company stock options and performance stock units

A summary of the Company’s stock option, performance stock unit and restricted share activity as of July 31, 2011 and changes during the twenty-six week period then ended is presented on a post-split basis below:

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Stock	Exercise	Performance	Grant	Restricted	Grant
	Options	Price	Units	Fair Value	Shares	Fair Value

Balance at January 30, 2011	3,270	$10.83	174	$20.96	8	$21.22
Granted	118	$39.84	201	39.01	8	47.55
Exercised	901	$8.55	—	—	—	—
Forfeited	38	$8.08	—	—	—	—

Balance at July 31, 2011	2,449	$13.11	375	$30.63	16	$34.17

Exercisable at July 31, 2011	488	$6.20	—	$—	—	$—

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

Stockholder- sponsored stock options

During the thirteen weeks ended July 31, 2011, holders of exchangeable shares converted 491 exchangeable shares into 491 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

During the thirteen weeks ended July 31, 2011, there were no grants or forfeitures related to the stock options issued and outstanding under the stockholder-sponsored awards.

Employee stock purchase plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of the Company’s common stock under the ESPP. Additionally, the Company or the subsidiary of the Company employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of the Company’s common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended July 31, 2011, there were 15 shares purchased under the ESPP, which were funded by the Company through open market purchases.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	EARNINGS PER SHARE

Following with the Stock Split, the Company retroactively adjusted EPS for the thirteen and twenty-six week periods ended July 31, 2011 and August 1, 2010 in accordance with ASC topic 260, Earnings Per Share (“ASC 260”). The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended July 31,	Ended August 1,	Ended July 31,	Ended August 1,
	2011	2010	2011	2010

Net income	$38,618	$21,707	$72,134	$41,295
Net income (loss) attributable to non-controlling interest	$239	$(85)	$383	$(85)

Net income attributable to lululemon athletica inc.	$38,379	$21,792	$71,751	$41,380
Basic weighted-average number of shares outstanding	143,163	141,640	142,961	141,416
Effect of stock options assume exercised	2,065	1,860	2,147	1,968

Diluted weighted-average number of shares outstanding	145,228	143,500	145,108	143,384
Net basic earnings per share	$0.27	$0.15	$0.50	$0.29
Net diluted earnings per share	$0.26	$0.15	$0.49	$0.29

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Weighted-average shares for the thirteen and twenty-six weeks ended August 1, 2010 have been calculated as if the Stock Split was in effect at February 1, 2010. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the twenty-six weeks ended July 31, 2011 and August 1, 2010, 31 and 128 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	July 31,	January 30,
	2011	2011

Accounts receivable:
Trade accounts receivable	$3,628	$2,596
Miscellaneous receivables	6,092	6,520

	$9,720	$9,116

Inventories:
Finished goods	$91,831	$59,138
Raw materials	1,753	1,913
Provision to reduce inventory to market value	(4,700)	(3,582)

	$88,884	$57,469

Prepaid expenses and other current assets:
Prepaid income tax installments	$13,493	$79
Other prepaid expenses and other current assets	7,147	6,329

	$20,640	$6,408

Property and equipment:
Land	$63,002	$—
Buildings	5,268	—
Leasehold improvements	98,883	84,773
Furniture and fixtures	18,886	17,940
Computer hardware and software	44,296	34,581
Equipment and vehicles	1,312	1,038
Accumulated amortization and depreciation	(80,527)	(67,378)

	$151,120	$70,954

Goodwill and intangible assets:
Goodwill	$18,437	$18,437
Changes in foreign currency exchange rates	3,562	1,837

	21,999	20,274

Reacquired franchise rights	10,709	10,709
Non-competition agreements	694	694
Accumulated amortization	(7,328)	(6,355)
Changes in foreign currency exchange rates	2,360	1,790

	6,435	6,838

	$28,434	$27,112

Other non-current assets:
Prepaid rent and security deposits	$3,342	$2,762
Deferred lease cost	1,214	1,301

	$4,556	$4,063

Accrued liabilities:
Inventory purchases	$12,562	$11,925
Sales tax collected	5,088	4,505
Accrued rent	2,753	2,750
Lease exit costs	723	1,317
Other	7,683	4,769

	$28,809	$25,266

Non-current liabilities:
Deferred lease liability	$14,359	$13,129
Tenant inducements	7,467	6,516

	$21,826	$19,645

lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	SEGMENT REPORTING

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

	Thirteen Weeks	Thirteen Weeks	Twenty-Six Weeks	Twenty-Six Weeks
	Ended July 31,	Ended August 1,	Ended July 31,	Ended August 1,
	2011	2010	2011	2010

Net revenue:
Corporate-owned stores	$178,198	$129,443	$334,719	$245,017
Direct to consumer	18,579	9,634	32,371	18,776
Other	15,546	13,131	32,013	26,712

	$212,323	$152,208	$399,103	$290,505

Income from operations before general corporate expense:
Corporate-owned stores	$64,281	$42,426	$123,576	$80,873
Direct to consumer	8,173	2,002	12,459	4,561
Other	4,702	3,126	9,686	7,156

	77,156	47,554	145,721	92,590
General corporate expense	17,673	13,311	34,551	25,874

Income from operations	59,483	34,243	111,170	66,717
Other income (expense), net	597	2,092	1,501	2,254

Income before provision for income taxes	$60,080	$36,355	$112,671	$68,971

Capital expenditures:
Corporate-owned stores	$7,229	$1,875	$12,378	$4,117
Direct to consumer	2,120	2,452	3,136	2,452
Corporate	3,144	1,366	71,810	5,002

	$12,493	$5,693	$87,324	$11,571

Depreciation:
Corporate-owned stores	$4,643	$3,758	$8,501	$7,529
Direct to consumer	630	46	892	94
Corporate	2,248	2,730	4,168	4,299

	$7,521	$6,534	$13,561	$11,922

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our results for the first two quarters of fiscal 2011 demonstrate the ongoing success of our efforts to execute our strategic plan. We remain committed to investing in our stores and our people, making infrastructure enhancements and funding working capital requirements, while remaining conscious of our discretionary spending. We continually assess the economic environment and market conditions when making decisions regarding our expansion investments. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives which we believe will be beneficial for the Company.

We believe that our brand is recognized as premium in our offerings of yoga and run assortment, as well as a leader in technical fabrics and quality construction. This has made our product desirable to our consumers and has driven demand, and resulted in top-line growth. We experienced strong sell through of our merchandise which minimized markdowns and discounts, driving a strong gross margin in the first two quarters of fiscal 2011.

We saw continuing increases in traffic and conversion rates on our e-commerce website in fiscal 2010, which led us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business. We committed a portion of our resources to further developing this channel, making infrastructure changes in the first half of fiscal 2011 which included bringing the operations in-house and updating the operating platform. Investments in the infrastructure will continue through the remainder of the fiscal year as we see our e-commerce website as an opportunity to increase our brand awareness in international markets.

In the first half of fiscal 2011, we opened 12 new corporate-owned stores in North America and two new corporate-owned stores in Australia. In March 2011, we purchased the building that housed our administrative offices. We also invested in our people, which included wage increases to employees in our corporate-owned stores and other channels.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and technical clothing for active female youth. As of July 31, 2011, our branded apparel was principally sold through 151 corporate-owned and franchise stores that are primarily located in Canada, the United States and Australia, and via our e-commerce website through our direct to consumer channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the second quarter of fiscal 2011, approximately 45% of our net revenue was derived from sales of our products in Canada, 51% of our net revenue was derived from the sales of our products in the United States, and the remaining 4% of our net revenue was derived from sales of our products outside of North America.

Our net revenue has grown from $40.7 million in fiscal 2004 to $711.7 million in fiscal 2010. This represents a compound annual growth rate of 61%. Our net revenue also increased from $152.2 million in the second quarter of fiscal 2010 to $212.3 million in the second quarter of fiscal 2011, representing a 39% increase. Our increase in net revenue from fiscal 2004 to fiscal 2010 resulted from comparable store sales growth as high as 37%, which we realized in fiscal 2010, and from the addition of retail locations, including:

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

Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Expanding our direct to consumer sales channel is a significant part of our near-term growth strategy, and we therefore expect the revenue derived from our direct to consumer sales to comprise more than 10% of the net revenue we report in future fiscal years. Our other operations, which include franchise sales, wholesale, showrooms sales and outlet sales, each accounted for less than 10% of our net revenues from continuing operations in each of the first and second quarter of fiscal 2011, and fiscal 2010.

Results of Operations

Thirteen Week Results

The following table summarizes key components of our results of operations for the thirteen week periods ended July 31, 2011 and August 1, 2010. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended July 31, 2011 and
	August 1, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)

Net revenue	$212,323	$152,208	100.0	100.0
Cost of goods sold	90,251	71,910	42.5	47.2

Gross profit	122,072	80,298	57.5	52.8
Selling, general and administrative expenses	62,589	46,055	29.5	30.3

Income from operations	59,483	34,243	28.0	22.5
Other income (expense), net	597	2,092	0.3	1.4

Income before provision for income taxes	60,080	36,335	28.3	23.9
Provision for income taxes	21,462	14,628	10.1	9.6

Net income	38,618	21,707	18.2	14.3
Net income (loss) attributable to non-controlling interest	239	(85)	0.1	(0.0)

Net income attributable to lululemon athletica inc.	$38,379	$21,792	18.1	14.3

Net Revenue

Net revenue increased $60.1 million, or 39%, to $212.3 million for the second quarter of fiscal 2011 from $152.2 million for the second quarter of fiscal 2010. Assuming the average exchange rate between the Canadian and United States dollars and the Australian and United States dollars for the second quarter of fiscal 2010 remained constant, our net revenue would have increased $51.8 million, or 34%, for the second quarter of fiscal 2011.

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

Our net revenue on a segment basis for the thirteen week periods ended July 31, 2011 and August 1, 2010 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended July 31, 2011 and
	August 1, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)

Corporate-owned stores	$178,198	$129,443	83.9	85.1
Direct to consumer	18,579	9,634	8.8	6.3
Other	15,546	13,131	7.3	8.6

Net revenue	$212,323	$152,208	100.0	100.0

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $48.8 million, or 38%, to $178.2 million in the second quarter of fiscal 2011 from $129.4 million in the second quarter of fiscal 2010. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•	Comparable store sales increase of 25% in the second quarter of fiscal 2011 resulted in a $29.8 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 20%, or $23.1 million, in the second quarter of fiscal 2011; and

•	Net revenue from corporate-owned stores we opened subsequent to August 1, 2010, and therefore not included in the comparable store sales growth, contributed $19.0 million of the increase. Net new store openings since the second quarter of fiscal 2010 included 18 stores in the United States and three stores in Australia.

Direct to Consumer.  Net revenue from our direct to consumer segment increased $9.0 million, or 93%, to $18.6 million in the second quarter of fiscal 2011 from $9.6 million in the second quarter of fiscal 2010. The increase in net revenue was the result of increased traffic to our e-commerce website, as well as higher conversion rates and average order value.

Other.  Net revenue from our other segment increased $2.4 million, or 18%, to $15.5 million in the second quarter of fiscal 2011 from $13.1 million in the second quarter of fiscal 2010. This increase was a result of increased net revenues from strategic sales, showrooms and outlets, partially offset by decreased net revenues from our franchise operating channel. Our other segment continues to grow year over year through new showroom locations, new wholesale customers and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $41.8 million, or 52%, to $122.1 million for the second quarter of fiscal 2011 from $80.3 million for the second quarter of fiscal 2010. Increased net revenues as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, merchandising, and production departments.

Gross profit as a percentage of net revenue, or gross margin, increased by 470 basis points, to 57.5% in the second quarter of fiscal 2011 from 52.8% in the second quarter of fiscal 2010. The increase in gross margin resulted primarily from:

•	an increase in product margins, which contributed to an increase in gross margin of 210 basis points, resulting from strong sell throughs of summer merchandise with fewer markdowns and discounts which was partially offset by product cost pressures from raw materials and labour costs.

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 120 basis points;

•	an improvement in the Canadian and Australian dollars, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 100 basis points; and

•	a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 40 basis points.

Our cost of goods sold in the second quarter of fiscal 2011 and fiscal 2010 included $0.4 million and $0.4 million, respectively, of stock-based compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.5 million, or 36%, to $62.6 million in the second quarter of fiscal 2011 from $46.1 million in the second quarter of fiscal 2010. The $16.5 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $10.5 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, showrooms, outlets and other, as well as an increase in wages as we invest in our employees;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $5.1 million as a result of the expansion of our business; and

•	an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $2.3 million incurred in order to position us for long-term growth.

The increase in selling, general and administrative expenses was partially offset by a decrease in administrative costs related to our direct to consumer segment of $1.4 million. This decrease was primarily associated with reduced professional fees resulting from bringing our e-commerce operations in-house.

As a percentage of net revenue, selling, general and administrative expenses decreased 80 basis points, to 29.5% in the second quarter of fiscal 2011 from 30.3% in the second quarter of fiscal 2010. The decrease in selling, general and administrative expenses as a percentage of net revenue was mainly due to the decreased administrative costs related to our direct to consumer segment.

Our selling, general and administrative expenses in the second quarter of fiscal 2011 and fiscal 2010 included $1.9 million and $1.5 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $25.2 million, or 74%, to $59.5 million in the second quarter of fiscal 2011 from $34.2 million in the second quarter of fiscal 2010. The increase was a result of increased gross profit of $41.8 million, partially offset by increased selling, general and administrative costs of $16.5 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations (before general corporate expenses) for the thirteen weeks ended July 31, 2011 and August 1, 2010 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirteen Weeks Ended July 31, 2011 and
	August 1, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)

Corporate-owned stores	$64,281	$42,426	36.1	32.8
Direct to consumer	8,173	2,002	44.0	20.8
Other	4,702	3,126	30.2	23.8

Income from operations before general corporate expense	$77,156	$47,554

Corporate-Owned Stores.  Income from operations from our corporate-owned stores segment increased $21.9 million, or 52%, to $64.3 million for the second quarter of fiscal 2011 from $42.4 million for the second quarter of fiscal 2010 primarily due to an increase of $33.6 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores.

Direct to Consumer.  Income from operations from our direct to consumer segment increased $6.2 million, or 310%, to $8.2 million for the second quarter of fiscal 2011 from $2.0 million for the second quarter of fiscal 2010. This increase was primarily the result of increased sales through our e-commerce website.

Other.  Income from operations from our other segment increased $1.6 million, or 52%, to $4.7 million for the second quarter of fiscal 2011 from $3.1 million for the second quarter of fiscal 2010. Gross profit related to our other segment increased $2.1 million in the second quarter of fiscal 2011 from the second quarter of fiscal 2010. This increase was a result of increased income from strategic sales, showrooms and outlets, partially offset by decreased income from our franchise operating channel. Our other segment continues to grow year over year through new showroom locations, new wholesale customers and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Other Income (Expense), Net

Other income (expense), net decreased $1.5 million, or 71%, to $0.6 million in the second quarter of fiscal 2011 from $2.1 million in the second quarter of fiscal 2010. The decrease was primarily a result of a gain being recorded in fiscal 2010 as a result of re-measuring our 13 percent non-controlling equity investment in Australia immediately before obtaining control of the same business.

Provision for Income Taxes

Provision for income taxes increased $6.8 million, or 46.7%, to $21.5 million in the second quarter of fiscal 2011 from $14.6 million in the second quarter of fiscal 2010. In the second quarter of fiscal 2011, our effective tax rate was 35.7% compared to 40.3% in the second quarter of fiscal 2010. The decrease resulted from a revision to management’s plans for repatriation of unremitted earnings of the Canadian operating subsidiary.

Net Income

Net income increased $16.6 million to $38.4 million for the second quarter of fiscal 2011 from $21.8 million for the second quarter of fiscal 2010. The increase in net income of $16.6 million for the second quarter of fiscal 2011 was a result of an increase in gross profit of $41.8 million resulting from increased product sales and improved foreign exchange differences, offset by an increase in selling, general and administrative expenses of $16.5 million, an increase in provision for income taxes of $6.8 million, and a decrease in Other Income (Expense), Net of $1.5 million.

Twenty-Six Week Results

The following table summarizes key components of our results of operations for the twenty-six week periods ended July 31, 2011 and August 1, 2010. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Twenty-Six Weeks Ended July 31, 2011 and
	August 1, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)

Net revenue	$399,103	$290,505	100.0	100.0
Cost of goods sold	167,346	135,850	41.9	46.8

Gross profit	231,757	154,655	58.1	53.2
Selling, general and administrative expenses	120,587	87,938	30.2	30.3

Income from operations	111,170	66,717	27.9	22.9
Other income (expense), net	1,501	2,254	0.4	0.8

Income before provision for income taxes	112,671	68,971	28.3	23.7
Provision for income taxes	40,537	27,676	10.2	9.5

Net income	72,134	41,295	18.1	14.2
Net income (loss) attributable to non-controlling interest	383	(85)	0.1	0.0

Net income attributable to lululemon athletica inc	$71,751	$41,380	18.0	14.2

Net Revenue

Net revenue increased $108.6 million, or 37%, to $399.1 million for the first two quarters of fiscal 2011 from $290.5 million for the first two quarters of fiscal 2010. Assuming the average exchange rate between the Canadian and United States dollars and the Australian and United States dollars for the first two quarters of fiscal 2010 remained constant, our net revenue would have increased $95.9 million, or 33%, for the first two quarters of fiscal 2011.

The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores opened, sales from franchised stores that were reacquired during the second quarter of fiscal 2010 and the growth of our e-commerce website sales included in our direct to consumer segment. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, our successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores.

Our net revenue on a segment basis for the twenty-six week periods ended July 31, 2011 and August 1, 2010 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Twenty-Six Weeks Ended July 31, 2011 and
	August 1, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)

Corporate-owned stores	$334,719	$245,017	83.9	84.3
Direct to consumer	32,371	18,776	8.1	6.5
Other	32,013	26,712	8.0	9.2

Net revenue	$399,103	$290,505	100.0	100.0

Corporate-Owned Stores.  Net revenue from our corporate-owned stores segment increased $89.7 million, or 37%, to $334.7 million in the first two quarters of fiscal 2011 from $245.0 million in the first two quarters of fiscal

2010. The following contributed to the $89.7 million increase in net revenue from our corporate-owned stores segment:

•	Comparable store sales increase of 23% in the first two quarters of fiscal 2011 resulted in a $51.5 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 18%, or $41.1 million, in the first two quarters of fiscal 2011; and

•	Net revenue from corporate-owned stores we opened subsequent to August 1, 2010, and therefore not included in the comparable store sales growth, contributed $38.2 million of the increase. Net new store openings since the first two quarters of fiscal 2010 included 18 stores in the United States and three stores in Australia.

Direct to consumer.  Net revenue from our direct to consumer segment increased $13.6 million, or 72%, to $32.4 million in the first two quarters of fiscal 2011 from $18.8 million in the first two quarters of fiscal 2010. The increase in net revenue was primarily the result of increased traffic at our e-commerce website.

Other.  Net revenue from our other segment increased $5.3 million, or 20%, to $32.0 million in the first two quarters of fiscal 2011 from $26.7 million in the first two quarters of fiscal 2010. This increase was a result of increased net revenues from strategic sales, showrooms and outlets, partially offset by decreased net revenues from our franchise operating channel. Our other segment continues to grow year over year through new showroom locations, new wholesale customers and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $77.1 million, or 50%, to $231.8 million for the first two quarters of fiscal 2011 from $154.7 million for the first two quarters of fiscal 2010. Increased net revenues as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our production, design, distribution and merchandising departments.

Gross profit as a percentage of net revenue, or gross margin, increased by 490 basis points, to 58.1% in the first two quarters of fiscal 2011 from 53.2% in the first two quarters of fiscal 2010. The increase in gross margin resulted primarily from:

•	an increase in product margins, which contributed to an increase in gross margin of 160 basis points, resulting from strong sell throughs of summer merchandise with fewer markdowns and discounts which was partially offset by product cost pressures from raw materials and labour costs.

•	a decrease in product costs related to a non-recurring adjustment for the recognition of input tax credits from previous periods of 70 basis points;

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 120 basis points;

•	an improvement in the Canadian and Australian dollars, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 90 basis points; and

•	a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 50 basis points.

Our cost of goods sold in the first two quarters of fiscal 2011 and fiscal 2010 included $1.2 million and $0.7 million, respectively, of stock-based compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $32.6 million, or 37%, to $120.6 million in the first two quarters of fiscal 2011 from $87.9 million in the first two quarters of fiscal 2010. The $32.6 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $13.3 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, showrooms, outlets and other, as well as an increase in wages as we invest in our employees;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $9.5 million as a result of the expansion of our business;

•	an increase in head office employee costs, including options expense and management incentive-based compensation, of $7.1 million incurred in order to position us for long-term growth;

•	an increase in administrative costs of $3.2 million related to our Australian business, which we now report on a consolidated basis, but previously accounted for on an equity basis; and

The increase in selling, general and administrative expenses was partially offset by a $0.5 million decrease in administrative expenses related to our direct to consumer segment. This decrease was primarily associated of reduced professional fees resulting from bringing our e-commerce operations in-house, offset by costs associated with our infrastructure changes.

As a percentage of net revenue, selling, general and administrative expenses decreased 10 basis points, to 30.2% in the second quarter of fiscal 2011 from 30.3% in the second quarter of fiscal 2010.

Our selling, general and administrative expenses in the first two quarters of fiscal 2011 and fiscal 2010 included $3.9 million and $2.8 million, respectively, of stock-based compensation expense.

Income from Operations

Income from operations increased $44.5 million, or 67%, to $111.2 million in the first two quarters of fiscal 2011 from $66.7 million in the first two quarters of fiscal 2010. The increase was a result of increased gross profit of $77.1 million, partially offset by increased selling, general and administrative costs of $32.6 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations (before general corporate expenses) for the twenty-six week periods ended July 31, 2011 and August 1, 2010 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Twenty-Six Weeks Ended July 31,
	2011 and August 1, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)

Corporate-owned stores	$123,576	$80,873	36.9	33.0
Direct to consumer	12,459	4,561	38.5	24.3
Other	9,686	7,156	30.3	26.8

Income from operations before general corporate expense	$145,721	$92,590

Corporate-Owned Stores.  Net income from our corporate-owned stores segment increased $42.7 million, or 53%, to $123.6 million for the first two quarters of fiscal 2011 from $80.9 million for the first two quarters of fiscal 2010 primarily due to an increase of $63.1 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores.

Direct to consumer.  Net income from our direct to consumer segment increased $7.8 million, or 170%, to $12.4 million for the first two quarters of fiscal 2011 from $4.6 million for the first two quarters of fiscal 2010. The increase in net revenue was primarily the result of increased traffic at our e-commerce website.

Other.  Net income from our other segment increased $2.5 million, or 35%, to $9.7 million for the first two quarters of fiscal 2011 from $7.2 million for the first two quarters of fiscal 2010. This increase was a result of increased income from strategic sales, showrooms and outlets, partially offset by decreased income from our franchise operating channel. Our other segment continues to grow year over year through new showroom locations, new wholesale customers and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Other Income (Expense), Net

Other income (expense), net decreased $0.8 million, or 33%, to $1.5 million in the first two quarters of fiscal 2011 from $2.3 million in the first two quarters of fiscal 2010. The decrease was primarily a result of a gain being recorded in fiscal 2010 as a result of re-measuring our 13 percent non-controlling equity investment in Australia immediately before obtaining control of the same business.

Provision for Income Taxes

Provision for income taxes increased $12.9 million, or 47%, to $40.5 million in the first two quarters of fiscal 2011 from $27.7 million in the first two quarters of fiscal 2010. In the first two quarters of fiscal 2011, our effective tax rate was 36.0% compared to 40.1% in the first two quarters of fiscal 2010. The decrease resulted from a revision to managements’ plans for repatriation of unremitted earnings of the Canadian operating subsidiary.

Net Income

Net income increased $30.4 million to $71.8 million for the first two quarters of fiscal 2011 from $41.4 million for the first two quarters of fiscal 2010. The increase in net income of $71.8 million for the first two quarters of fiscal 2011 was a result of an increase in gross profit of $77.1 million resulting from increased sales and improved foreign exchange differences, offset by an increase in selling, general and administrative expenses of $32.6 million, an increase of $12.9 million in provision for income taxes, and a decrease in other income (expense), net of $0.8 million.

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

At July 31, 2011, our working capital (excluding cash and cash equivalents) was a deficit of $54.2 million and our cash and cash equivalents were $264.7 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended July 31,	Ended August 1,
	2011	2010
	(In thousands)

Total cash provided by (used in):
Operating activities	$19,529	$34,552
Investing activities	(87,324)	(24,053)
Financing activities	12,095	6,138
Effect of exchange rate changes	4,142	1,962

Increase (decrease) in cash and cash equivalents	$(51,558)	$18,599

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts receivable, inventories, accounts payable and accrued expenses.

Cash provided by operating activities decreased $15.1 million, to $19.5 million for the first two quarters of fiscal 2011 compared to $34.6 million for the first two quarters of fiscal 2010. The $15.1 million decrease was primarily a result of increased inventory purchases and higher income taxes paid in the first two quarters of fiscal 2011 compared to fiscal 2010.

Investing Activities

Investing Activities relate entirely to capital expenditures, advances to and investments in franchises and reacquisition of franchises.

Cash used in investing activities increased $63.2 million, to $87.3 million for the first two quarters of fiscal 2011 from $24.1 million for the first two quarters of fiscal 2010. The $63.2 million increase was primarily the result of the purchase of our principal executive and administrative offices for $65.1 million plus acquisition-related costs. In the first two quarters of fiscal 2011 we opened 14 new corporate-owned stores compared to six new corporate-owned stores we opened in the first two quarters of fiscal 2010.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities increased to $12.1 million for the first two quarters of fiscal 2011 from $6.1 million for the first two quarters of fiscal 2010.

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

At July 31, 2011, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of July 31, 2011, letters of credit and letters of guarantee totaling $1.5 million have been issued.

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

Operating Locations

Our operating locations by Canadian province, U.S. state and internationally as of July 31, 2011, and the overall totals as of July 31, 2011 and January 30, 2011, are summarized in the table below. While most of our stores are branded lululemon athletica, 3 of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	Corporate-Owned	Franchise	Total
	Stores	Stores	Stores

Canada
Alberta	10	—	10
British Columbia	11	—	11
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	1	—	1

Total Canada	45	—	45

United States
Alabama	1	—	1
Arizona	2	—	2
California	20	1	21
Colorado	—	3	3
Connecticut	2	—	2
District of Columbia	2	—	2
Florida	6	—	6
Georgia	1	—	1
Hawaii	1	—	1
Illinois	8	—	8
Indiana	1	—	1
Maryland	2	—	2
Massachusetts	5	—	5
Michigan	1	—	1
Minnesota	2	—	2
Missouri	1	—	1
Nevada	1	—	1
New Jersey	3	—	3
New York	7	—	7
North Carolina	1	—	1
Ohio	2	—	2
Oregon	2	—	2
Pennsylvania	3	—	3
Tennessee	1	—	1
Texas	8	—	8
Virginia	3	—	3
Washington	3	—	3

Total United States	89	4	93

International
Australia	13	—	13

Total International	13	—	13

Overall total, as of July 31, 2011	147	4	151

Overall total, as of January 30, 2011	133	4	137

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of July 31, 2011, we operated 45 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has weakened during the first two quarters of fiscal 2011, it has had a positive impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the gain in net revenue was partially offset by higher cost of sales and higher selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $5.7 million in the first two quarters of fiscal 2011. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. Additionally, a portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.2 million in the first two quarters of fiscal 2011. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk.  In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of July 31, 2011, we had no outstanding borrowings under our revolving facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 31, 2011, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal thirteen weeks ended July 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for our 2010 fiscal year, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.

An economic downturn or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, particularly those in Canada and the United States, and other factors such as consumer confidence in future economic conditions, fears of recession, the availability of consumer credit, levels of unemployment, tax rates and the cost of consumer credit. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. The current volatility in the United States economy in particular has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. These unfavorable economic conditions may lead consumers to delay or reduce purchase of our products. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.

Our sales and profitability may decline as a result of increasing product costs and decreasing selling prices.

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, pressure from consumers to reduce the prices we charge for our products and changes in consumer demand. These factors may cause us to experience increased costs, reduce our sales prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse affect on our financial conditions.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our sales and profitability.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by our customers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in technical athletic apparel innovation. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of athletic apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenues and excess inventory levels, which could have a material adverse effect on our financial condition.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to customers.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and exclusivity of our brand. Conversely, if we underestimate customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships.

If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business and as a result our brand image and financial performance may suffer.

We have expanded our operations rapidly since our inception in 1998 and our net revenues have increased from $40.7 million in fiscal 2004 to $711.7 million in fiscal 2010. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.

The fluctuating cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.

The fabrics used by our suppliers and manufacturers include synthetic fabrics whose raw materials include petroleum-based products. Our products also include natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials, including petroleum or the prices we pay for our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition and cash flows.

We rely on third-party suppliers to provide fabrics for and to produce our products, and we have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, Luon fabric, which is included in many of our products, is supplied to the mills we use by a single manufacturer in Taiwan, and the fibers used in manufacturing Luon fabric are supplied to our Taiwanese manufacturer by a single company. In fiscal 2010, approximately 69% of our products were produced by our top five manufacturing suppliers. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and our financial condition.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue and profitability.

The market for technical athletic apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on women’s athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition, such as Nike, Inc., adidas AG, which includes the adidas and Reebok brands, and the Gap, Inc, which includes the Athleta brand. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in yoga apparel. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, store development, marketing, distribution and other resources than we do. In addition, our technical athletic apparel is sold at a price premium to traditional athletic apparel.

Our competitors may be able to create and maintain brand awareness using traditional forms of advertising more quickly than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network, as opposed to distribution through retail stores, wholesale or internet, and many of our competitors have substantial resources to devote toward increasing sales in such ways.

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

We are increasingly dependent on information systems to operate our e-commerce website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers” or other causes, could cause information, including data related to customer orders, to be lost or delayed which could — especially if the disruption or slowdown occurred during the holiday season — result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

If we encounter problems with our distribution system, our ability to deliver our products to the market and to meet customer expectations could be harmed.

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

We are subject to risks associated with leasing retail space subject to long-term and non-cancelable leases.

We do not own any of our store facilities, but instead lease all of our corporate-owned stores under operating leases and our inability to secure appropriate real estate or lease terms could impact our ability to grow. Our leases generally have initial terms of between five and ten years, and generally can be extended only in five-year increments if at all. We generally cannot cancel these leases at our option. If an existing or new store is not profitable, and we decide to close it, as we have done in the past and may do in the future, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.

Increasing labor costs and other factors associated with the production of our products in China could increase the costs to produce our products.

During fiscal 2010, approximately 60% of our products were produced in China and increases in the costs of labor and other costs of doing business in China could significantly increase our costs to produce our products and could have a negative impact on our operations, revenues and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortage and increases in labor costs in China, and difficulties in moving products manufactured in China out of Asia and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics impacting China. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of “normal trade relations” status with, China, could significantly increase our cost of products imported into North America or Australia and harm our business.

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

Our success depends on the value and reputation of the lululemon athletica brand. The lululemon athletica name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Negative publicity regarding the production methods of any of our suppliers or manufacturers could adversely affect our reputation and sales and force us to locate alternative suppliers or manufacturing sources. Any of these events could have a material adverse effect on our financial condition.

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net sales.

Our fabrics and manufacturing technology are not patented and can be imitated by our competitors.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we currently own no patents or exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenue and profitability could suffer.

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

Our future success is substantially dependent on the continued service of our senior management and other key employees. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals.

We also may be unable to retain existing management, technical, sales and client support personnel that are critical to our success, which could result in harm to our customer and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

We do not maintain a key person life insurance policy on Ms. Day or any of the other members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.

Our business is affected by seasonality.

Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net sales are weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 36%, 39% and 29% of our full year gross profit during the fourth quarters of fiscal 2010, fiscal 2009 and fiscal 2008, respectively. This seasonality may adversely affect our business and cause our results of operations to fluctuate, and, as a result, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that results of operations in any period should not be considered indicative of the results to be expected for any future period.

Because a significant portion of our sales are generated in Canada, fluctuations in foreign currency exchange rates have negatively affected our results of operations and may continue to do so in the future.

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in Australia. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has increased over fiscal 2010 and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $5.7 million in the first two quarters of fiscal 2011 and approximately $4.1 million in the first two quarters of fiscal 2010. Similarly, a 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.2 million in the first two quarters of fiscal 2011. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Our founder controls a significant percentage of our stock and is able to exercise significant influence over our affairs.

Our founder, Dennis Wilson, beneficially owns more than 30% of our common stock. As a result, Mr. Wilson is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have various effects including, but not limited to, delaying, preventing or deterring a change of control of our company.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of our common stock during the thirteen-week period ended July 31, 2011:

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period(1)	Purchased	per Share	or Programs(2)	or Programs(2)

May 2, 2011 — May 29, 2011	5,422	$45.76	5,422	5,650,224
May 30, 2011 — July 3, 2011	5,207	47.37	5,207	5,645,018
July 4, 2010 — July 31, 2011	4,186	60.86	4,186	5,640,831

Total	14,815		14,815

(1)	Monthly information is presented by reference to our fiscal months during our second quarter of fiscal 2011.

(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 6,000,000.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit		Filed		Exhibit		Filing
No.	Exhibit Title	Herewith	Form	No.	File No.	Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ John E. Currie
John E. Currie
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: September 8, 2011

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