Form 10-Q
period 2011-10-30
lululemon athletica inc.
filed 2011-12-01
CIK 1397187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-33608

lululemon athletica inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3842867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400-1818 Cornwall Avenue, Vancouver, British Columbia	V6J 1C7
(Address of principal executive offices)	(Zip Code)

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

At November 28, 2011, there were 109,359,280 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

Exchangeable and Special Voting Shares:

At November 28, 2011, there were outstanding 34,124,680 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at November 28, 2011, the registrant had outstanding 34,124,680 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	October 30, 2011	January 30, 2011
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$276,946	$316,286
Accounts receivable	10,814	9,116
Inventories	129,169	57,469
Prepaid expenses and other current assets	10,887	6,408

	427,816	389,279
Property and equipment, net	153,119	70,954
Goodwill and intangible assets, net	32,351	27,112
Deferred income taxes	18,350	7,894
Other non-current assets	4,434	4,063

	$636,070	$499,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,040	$6,659
Accrued liabilities	45,096	25,266
Accrued compensation and related expenses	18,549	16,872
Income taxes payable	—	18,399
Unredeemed gift card liability	12,829	18,168

	82,514	85,364
Non-current liabilities	24,466	19,645

	106,980	105,009

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 34,125 and 35,636	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 34,125 and 35,636	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 109,359 and 106,756	547	534
Additional paid-in capital	202,076	179,870
Retained earnings	300,201	189,656
Accumulated other comprehensive income	21,831	20,329

	524,655	390,389

Non-controlling interest	4,435	3,904

	$636,070	$499,302

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended October 30, 2011	Thirteen Weeks Ended October 31, 2010	Thirty-nine Weeks Ended October 30, 2011	Thirty-nine Weeks Ended October 31, 2010
		(Unaudited)
	(Amounts in thousands, except per share amounts)
Net revenue	$230,216	$175,800	$629,319	$466,305
Cost of goods sold	101,720	78,968	269,067	214,818

Gross profit	128,496	96,832	360,252	251,487
Selling, general and administrative expenses	68,775	54,456	189,361	142,394

Income from operations	59,721	42,376	170,891	109,093
Other income (expense), net	619	91	2,120	2,345

Income before provision for income taxes	60,340	42,467	173,011	111,438
Provision for income taxes	21,399	16,532	61,935	44,207

Net income	38,941	25,935	111,076	67,231
Net income attributable to non-controlling interest	147	234	531	150

Net income attributable to lululemon athletica inc.	$38,794	$25,701	$110,545	$67,081

Net basic earnings per share	$0.27	$0.18	$0.77	$0.48
Net diluted earnings per share	$0.27	$0.18	$0.76	$0.47
Basic weighted-average number of shares outstanding	143,370	141,876	143,096	141,572
Diluted weighted-average number of shares outstanding	145,349	143,670	145,230	143,564

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital		Other Comprehensive Income		Non- Controlling Interest
	Shares	Par Value	Shares	Par Value	Shares	Par Value		Retained Earnings		Total		Total
							(Unaudited)
	(Amounts in thousands)
Balance at January 30, 2011	35,636	$—	35,636	$—	106,756	$534	$179,870	$189,656	$20,329	$390,389	$3,904	$394,293
Comprehensive income:
Net income								110,545		110,545		110,545
Foreign currency translation adjustment									1,502	1,502		1,502

Comprehensive income										112,047		112,047
Stock-based compensation							7,745			7,745		7,745
Excess tax benefit from stock-based compensation							5,613			5,613		5,613
Common stock issued upon exchange of exchangeable shares	(1,511)	—	(1,511)	—	1,511	8	(8)			—		—
Restricted stock issuance					4	—	—			—		—
Stock options exercised					1,088	5	8,856			8,861		8,861
Non-controlling interest:
Net income attributable to non-controlling interests											531	531

Balance at October 30, 2011	34,125	$—	34,125	$—	109,359	$547	$202,076	$300,201	$21,831	$524,655	$4,435	$529,090

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-nine Weeks Ended October 30, 2011	Thirty-nine Weeks Ended October 31, 2010
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities
Net income attributable to lululemon athletica inc.	$110,545	$67,081
Net income attributable to non-controlling interest	$531	$150

Net income	$111,076	$67,231
Items not affecting cash
Depreciation and amortization	20,888	18,416
Stock-based compensation	7,745	5,365
Deferred income taxes	(10,456)	18,170
Excess tax benefits from stock-based compensation	(5,613)	(3,958)
Gain on investment	—	(1,792)
Other, including net changes in other non-cash balances
Prepaid expenses and other current assets	711	(204)
Inventories	(70,995)	(24,023)
Accounts payable	(620)	(2,665)
Accrued liabilities	20,397	12,088
Income taxes payable	(18,366)	(1,973)
Other non-cash balances	(1,247)	1,262

Net cash provided by operating activities	53,520	87,917

Cash flows from investing activities
Purchase of property and equipment	(100,690)	(21,951)
Reacquisition of franchises	(5,654)	(12,482)

Net cash used in investing activities	(106,344)	(34,433)

Cash flows from financing activities
Proceeds from exercise of stock options	8,861	3,987
Excess tax benefits from stock-based compensation	5,613	3,958

Net cash provided by financing activities	14,474	7,945

Effect of exchange rate changes on cash	(990)	3,773

Increase (decrease) in cash and cash equivalents	(39,340)	65,202
Cash and cash equivalents, beginning of period	$316,286	$159,573

Cash and cash equivalents, end of period	$276,946	$224,775

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and store count information, unless otherwise indicated)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, through independent franchises and through a network of wholesale accounts. The Company’s primary markets are Canada, the United States and Australia, where 45, 106 and 14 corporate-owned stores were in operation as at October 30, 2011, respectively. There were 165 and 133 corporate-owned stores in operation as of October 30, 2011 and January 30, 2011, respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of October 30, 2011 and for the thirty-nine weeks ended October 30, 2011 and October 31, 2010 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 30, 2011 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 30, 2011, included in Item 8 in the fiscal 2010 Annual Report on Form 10-K filed with the SEC on March 17, 2011. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K.

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

In June 2011, the FASB amended ASC Topic 220 Comprehensive Income (“ASC 220”) to require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and (ii) presentation of reclassification adjustments from other comprehensive income (“OCI”) to net income on the face of the financial statements. This guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. This guidance is effective for years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the amendment in fiscal 2012 and expects no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB amended ASC Topic 350 Intangibles — Goodwill and Other (“ASC 350”) to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, a company would not be required to calculate the fair value of a reporting unit unless the company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for a company to consider in conducting the qualitative assessment. This guidance is effective for annual periods beginning on or after December 15, 2011. The Company will adopt the amendment in the first quarter of fiscal 2012 and expects no material impact on the Company’s consolidated financial statements.

NOTE 3. STOCKHOLDER’S EQUITY

On June 8, 2011 the Company’s stockholders approved a two-for-one stock split (the “Stock Split”) of the Company’s common stock and an increase in the Company’s authorized common stock from 200,000 shares to 400,000 shares. Shares of the Company’s common stock began trading on a post-split basis on July 12, 2011 on the Nasdaq Stock Market and July 6, 2011 on the Toronto Stock Exchange. In connection with the Stock Split, the stockholders also approved a two-for-one split of the Company’s special voting stock and an increase in the Company’s authorized special voting stock from 30,000 to 60,000. Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the Company, effected a two-for-one stock split of the exchangeable shares (which are exchangeable for an equal number of shares of the Company’s common stock) in connection with the Stock Split.

NOTE 4. STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans, which are either provided by a principal stockholder of the Company or by the Company directly.

Stock-based compensation expense charged to income for the plans was $7,745 and $5,365 for the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively. Total unrecognized compensation cost as at October 30, 2011 was $22,303 for all stock award plans, which is expected to be recognized over a weighted-average period of 2.4 years.

Company stock options and performance stock units

A summary of the Company’s stock option, performance stock unit and restricted share activity as of October 30, 2011 and changes during the thirty-nine week period then ended is presented on a post-split basis below:

	Number of Stock Options	Weighted- Average Exercise Price	Number of Performance Units	Weighted- Average Grant Fair Value	Number of Restricted Shares	Weighted- Average Grant Fair Value
Balance at January 30, 2011	3,270	$10.83	174	$20.96	8	$21.22
Granted	173	$45.30	222	40.66	8	47.55
Exercised	1,088	$8.15	—	—	—	—
Forfeited	38	$8.08	2	41.22	—	—

Balance at October 30, 2011	2,317	$14.69	394	$31.95	16	$34.17

Exercisable at October 30, 2011	563	$8.79	—	$—	—	$—

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

Stockholder- sponsored stock options

During the thirteen weeks ended October 30, 2011, holders of exchangeable shares converted 400 exchangeable shares into 400 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

During the thirteen weeks ended October 30, 2011, there were no grants or forfeitures related to the stock options issued and outstanding under the stockholder-sponsored awards.

Employee share purchase plan

The Company’s Employee Share Purchase Plan (“ESPP”) allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of the Company’s common stock under the ESPP. Additionally, the Company or the subsidiary of the Company employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of the Company’s common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended October 30, 2011, there were 19 shares purchased under the ESPP, which were funded by the Company through open market purchases.

NOTE 5. REACQUISITION OF FRANCHISED STORES

During the thirteen weeks ended October 30, 2011, the Company reacquired in asset purchase transactions four franchised stores for a total cash consideration of $5,654 plus working capital adjustments of $170. Included in the Company’s consolidated statements of operations for the unaudited thirteen and thirty-nine weeks ended October 30, 2011 are the results of the reacquired franchised stores from the dates of acquisition to October 30, 2011.

The following table summarizes the preliminary fair values of the net assets acquired as of October 30, 2011:

Inventory	$617
Prepaid and other current assets	24
Property and equipment	239
Goodwill and intangible assets	5,168

Total assets acquired	6,048
Unredeemed gift card liability	224

Total liabilities assumed	224

Net assets acquired	$5,824

The reacquisition of the franchised stores is part of management’s vertical retail growth strategy. These are preliminary values that may change as the Company’s fair value assessment is ongoing.

NOTE 6. EARNINGS PER SHARE

In accordance with the Stock Split, the Company retroactively adjusted EPS for the thirteen and thirty-nine week periods ended October 30, 2011 and October 31, 2010 in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”). The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended October 30, 2011	Thirteen Weeks Ended October 31, 2010	Thirty-nine Weeks Ended October 30, 2011	Thirty-nine Weeks Ended October 31, 2010
Net income	$38,941	$25,935	$111,076	$67,231
Net income attributable to non-controlling interest	$147	$234	$531	$150

Net income attributable to lululemon athletica inc.	$38,794	$25,701	$110,545	$67,081
Basic weighted-average number of shares outstanding	143,370	141,876	143,096	141,572
Effect of stock options assume exercised	1,979	1,794	2,134	1,992

Diluted weighted-average number of shares outstanding	145,349	143,670	145,230	143,564
Net basic earnings per share	$0.27	$0.18	$0.77	$0.48
Net diluted earnings per share	$0.27	$0.18	$0.76	$0.47

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Weighted-average number of shares have been calculated as if the Stock Split was in effect at February 1, 2010. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirty-nine weeks ended October 30, 2011 and October 31, 2010, 51 and 120 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

NOTE 7. SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	October 30, 2011	January 30, 2011
Accounts receivable:
Trade accounts receivable	$4,060	$2,596
Miscellaneous receivables	6,754	6,520

	$10,814	$9,116

Inventories:
Finished goods	$132,240	$59,138
Raw materials	1,569	1,913
Provision to reduce inventory to market value	(4,640)	(3,582)

	$129,169	$57,469

Prepaid expenses and other current assets:
Prepaid income tax installments	$3,318	$79
Other prepaid expenses and other current assets	7,569	6,329

	$10,887	$6,408

Property and equipment:
Land	$60,351	$—
Buildings	5,047	—
Leasehold improvements	106,121	84,773
Furniture and fixtures	19,159	17,940
Computer hardware and software	46,761	34,581
Equipment and vehicles	1,278	1,038
Accumulated amortization and depreciation	(85,598)	(67,378)

	$153,119	$70,954

Goodwill and intangible assets:
Goodwill	$21,190	$18,437
Changes in foreign currency exchange rates	2,852	1,837

	24,042	20,274

Reacquired franchise rights	13,124	10,709
Non-competition agreements	694	694
Accumulated amortization	(7,382)	(6,355)
Changes in foreign currency exchange rates	1,873	1,790

	8,309	6,838

	$32,351	$27,112

Other non-current assets:
Prepaid rent and security deposits	$3,223	$2,762
Deferred lease cost	1,211	1,301

	$4,434	$4,063

Accrued liabilities:
Inventory purchases	$30,030	$11,925
Sales tax collected	4,634	4,505
Accrued rent	3,260	2,750
Lease exit costs	682	1,317
Other	6,490	4,769

	$45,096	$25,266

Non-current liabilities:
Deferred lease liability	$15,237	$13,129
Tenant inducements	9,229	6,516

	$24,466	$19,645

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

	Thirteen Weeks Ended October 30, 2011	Thirteen Weeks Ended October 31, 2010	Thirty-nine Weeks Ended October 30, 2011	Thirty-nine Weeks Ended October 31, 2010
Net revenue:
Corporate-owned stores	$190,049	$143,214	$524,768	$388,231
Direct to consumer	23,874	13,978	56,244	32,754
Other	16,293	18,608	48,307	45,320

	$230,216	$175,800	$629,319	$466,305

Income from operations before general corporate expense:
Corporate-owned stores	$66,374	$49,103	$189,958	$130,016
Direct to consumer	9,107	3,388	21,552	7,929
Other	3,727	5,305	13,419	12,441

	79,208	57,796	224,929	150,386
General corporate expense	19,487	15,420	54,038	41,293

Income from operations	59,721	42,376	170,891	109,093
Other income (expense), net	619	91	2,120	2,345

Income before provision for income taxes	$60,340	$42,467	$173,011	$111,438

Capital expenditures:
Corporate-owned stores	$9,307	$9,005	$21,685	$13,122
Direct to consumer	601	994	3,737	3,456
Corporate	3,698	381	75,507	5,373

	$13,606	$10,380	$100,929	$21,951

Depreciation:
Corporate-owned stores	$4,361	$4,227	$12,862	$11,757
Direct to consumer	656	47	1,550	142
Corporate	2,309	2,219	6,476	6,517

	$7,326	$6,493	$20,888	$18,416

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our results for the first three quarters of fiscal 2011 demonstrate the ongoing success of our efforts to execute our strategic plan. We remain committed to investing in our stores and our people, making infrastructure enhancements and funding working capital requirements, while remaining conscious of our discretionary spending. We continually assess the economic environment and market conditions when making decisions regarding our expansion investments. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives which we believe will be beneficial for the Company.

We believe that our brand is recognized as premium in our offerings of yoga and run assortment, as well as a leader in technical fabrics and quality construction. This has made our product desirable to our consumers and has driven demand, and resulted in top-line growth. We experienced strong sell through of our merchandise which minimized markdowns and discounts, driving a strong gross margin in the first three quarters of fiscal 2011.

We saw continuing increases in traffic and conversion rates on our e-commerce website in fiscal 2010, which led us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business. We committed a portion of our resources to further developing this channel, making infrastructure changes in the first half of fiscal 2011 which included bringing the operations in-house and updating the operating platform. Investments in the infrastructure will continue through the remainder of the fiscal year as we continue to view our e-commerce website as an opportunity to increase our brand awareness in international markets.

In the first three quarters of fiscal 2011, we opened 29 new corporate-owned stores in North America, including four reacquired franchised stores, and three new corporate-owned stores in Australia. In March 2011, we purchased the building that housed our administrative offices. We also invested in our people, which included wage increases to employees in our corporate-owned stores and other channels.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and technical clothing for active female youth. As of October 30, 2011, our branded apparel was principally sold through 165 corporate-owned and franchise stores that are primarily located in Canada, the United States and Australia, and via our e-commerce website through our direct to consumer channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. For the third quarter of fiscal 2011, approximately 43% of our net revenue was derived from sales of our products in Canada, 53% of our net revenue was derived from the sales of our products in the United States, and the remaining 4% of our net revenue was derived from sales of our products outside of North America.

Our net revenue has grown from $40.7 million in fiscal 2004 to $711.7 million in fiscal 2010. This represents a compound annual growth rate of 61%. Our net revenue also increased from $175.8 million in the third quarter of fiscal 2010 to $230.2 million in the third quarter of fiscal 2011, representing a 31% increase. These increases in net revenue resulted from comparable store sales growth as high as 37%, which we realized in fiscal 2010, and from the addition of retail locations, including:

•

29 new corporate-owned stores in North America in the first three quarters of fiscal 2011, which included four franchised stores that were reacquired, and three new corporate-owned stores in Australia;

•

12 net new corporate-owned stores in North America in fiscal 2010, which included one franchised store that was reacquired, and 11 net new corporate-owned stores in Australia, which included nine franchised stores that were reacquired;

•	seven net new corporate-owned stores in North America in fiscal 2009;

•	34 net new corporate-owned stores in North America in fiscal 2008; and

•	31 new corporate-owned stores in North America in fiscal 2007.

Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Expanding our direct to consumer sales channel is a significant part of our near-term growth strategy, and we therefore expect the revenue derived from our direct to consumer sales to comprise more than 10% of the net revenue we report in future fiscal years. Our other operations, which include franchise sales, wholesale, showrooms sales and outlet sales, each accounted for less than 10% of our net revenues from continuing operations in each of the first three quarters of fiscal 2011, and fiscal 2010.

Results of Operations

Thirteen Week Results

The following table summarizes key components of our results of operations for the thirteen week periods ended October 30, 2011 and October 31, 2010. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended October 30, 2011 and October 31, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)
Net revenue	$230,216	$175,800	100.0	100.0
Cost of goods sold	101,720	78,968	44.2	44.9

Gross profit	128,496	96,832	55.8	55.1
Selling, general and administrative expenses	68,775	54,456	29.9	31.0

Income from operations	59,721	42,376	25.9	24.1
Other income (expense), net	619	91	0.3	0.0

Income before provision for income taxes	60,340	42,467	26.2	24.1
Provision for income taxes	21,399	16,532	9.3	9.4

Net income	38,941	25,935	16.9	14.7
Net income attributable to non-controlling interest	147	234	0.0	0.1

Net income attributable to lululemon athletica inc.	$38,794	$25,701	16.9	14.6

Net Revenue

Net revenue increased $54.4 million, or 31%, to $230.2 million for the third quarter of fiscal 2011 from $175.8 million for the third quarter of fiscal 2010. Assuming the average exchange rate between the Canadian and United States dollars and the Australian and United States dollars for the third quarter of fiscal 2010 remained constant, our net revenue would have increased $50.7 million, or 29%, for the third quarter of fiscal 2011.

The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores opened and the growth of our e-commerce website sales included in our direct to consumer segment. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand, especially at our U.S. stores.

Our net revenue on a segment basis for the thirteen week periods ended October 30, 2011 and October 31, 2010 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended October 30, 2011 and October 31, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)
Corporate-owned stores	$190,049	$143,214	82.6	81.5
Direct to consumer	23,874	13,978	10.4	7.9
Other	16,293	18,608	7.0	10.6

Net revenue	$230,216	$175,800	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $46.8 million, or 33%, to $190.0 million in the third quarter of fiscal 2011 from $143.2 million in the third quarter of fiscal 2010. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•

Comparable store sales increase of 18% in the third quarter of fiscal 2011 resulted in a $24.8 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 16%, or $22.0 million, in the third quarter of fiscal 2011; and

•

Net revenue from corporate-owned stores we opened subsequent to October 31, 2010, and therefore not included in the comparable store sales growth, contributed $22.0 million of the increase. Net new store openings since the third quarter of fiscal 2010 included one store in Canada, 32 stores in the United States, including four reacquired franchised stores, and four stores in Australia.

Direct to Consumer. Net revenue from our direct to consumer segment increased $9.9 million, or 71%, to $23.9 million in the third quarter of fiscal 2011 from $14.0 million in the third quarter of fiscal 2010. The increase in net revenue was primarily the result of increased traffic to our e-commerce website, as well as higher conversion rates.

Other. Net revenue from our other segment decreased $2.3 million, or 12%, to $16.3 million in the third quarter of fiscal 2011 from $18.6 million in the third quarter of fiscal 2010. This decrease was partially a result of decreased net revenues from our franchise operating channel due to the reacquisition of our four remaining franchised stores, now included in our corporate-owned stores segment. A lower number of showrooms also contributed to the decrease in net revenues from our other segment. The decrease was partially offset by increased net revenues from strategic sales. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $31.7 million, or 33%, to $128.5 million for the third quarter of fiscal 2011 from $96.8 million for the third quarter of fiscal 2010. Increased net revenues as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our product and supply chain.

Gross profit as a percentage of net revenue, or gross margin, increased by 70 basis points, to 55.8% in the third quarter of fiscal 2011 from 55.1% in the third quarter of fiscal 2010. The increase in gross margin resulted primarily from:

•

strengthening of the Canadian and Australian dollars, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 80 basis points; and

•

a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 70 basis points.

The increase in gross margin was partially offset by:

•

an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue, which had a deleveraging effect on gross margin and contributed to a decrease in gross margin of 60 basis points; and

•

a decrease in product margins, which contributed to a decrease in gross margin of 20 basis points, resulting from product cost pressures from raw materials and labour costs which were partially offset by strong sell through of merchandise with fewer markdowns and discounts than in the third quarter of fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.3 million, or 26%, to $68.8 million in the third quarter of fiscal 2011 from $54.5 million in the third quarter of fiscal 2010. The $14.3 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $7.4 million as a result of the expansion of our business;

•

an increase in employee costs of $6.5 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, outlets and other, as well as an increase in wages as we invest in our employees; and

•

an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $3.3 million incurred in order to position us for long-term growth.

The increase in selling, general and administrative expenses was partially offset by a decrease in administrative costs related to our direct to consumer segment of $2.9 million. This decrease was primarily associated with a reduction in professional fees resulting from bringing our e-commerce operations in-house.

As a percentage of net revenue, selling, general and administrative expenses decreased 110 basis points, to 29.9% in the third quarter of fiscal 2011 from 31.0% in the third quarter of fiscal 2010. The decrease in selling, general and administrative expenses as a percentage of net revenue was mainly due to the decreased administrative costs related to our direct to consumer segment.

Income from Operations

Income from operations increased $17.3 million, or 41%, to $59.7 million in the third quarter of fiscal 2011 from $42.4 million in the third quarter of fiscal 2010. The increase was a result of increased gross profit of $31.7 million, partially offset by increased selling, general and administrative costs of $14.3 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations (before general corporate expenses) for the thirteen weeks ended October 30, 2011 and October 31, 2010 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirteen Weeks Ended October 30, 2011 and October 31, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)
Corporate-owned stores	$66,374	$49,103	34.9	34.3
Direct to consumer	9,107	3,388	38.1	24.2
Other	3,727	5,305	22.9	28.5

Income from operations before general corporate expense	$79,208	$57,796

Corporate-Owned Stores. Income from operations from our corporate-owned stores segment increased $17.3 million, or 35%, to $66.4 million for the third quarter of fiscal 2011 from $49.1 million for the third quarter of fiscal 2010 primarily due to an increase of $27.9 million in gross profit, which was partially offset by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores, including reacquired franchised stores, and net revenue growth at existing stores.

Direct to Consumer. Income from operations from our direct to consumer segment increased $5.7 million, or 169%, to $9.1 million for the third quarter of fiscal 2011 from $3.4 million for the third quarter of fiscal 2010. This increase was primarily the result of increased sales through our e-commerce website.

Other. Income from operations from our other segment decreased $1.6 million, or 30%, to $3.7 million for the third quarter of fiscal 2011 from $5.3 million for the third quarter of fiscal 2010. Gross profit related to our other segment decreased $1.5 million in the third quarter of fiscal 2011 from the third quarter of fiscal 2010. This decrease was partially a result of decreased income from operations from our franchise operating channel due to the reacquisition of our four remaining franchised stores, now included in our corporate-owned segment. A lower number of showrooms also contributed to the decreased income from operations from our other segment. The decrease was partially offset by increased net revenues from strategic sales. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Other Income (Expense), Net

Other income (expense), net increased $0.5 million, or 577%, to $0.6 million in the third quarter of fiscal 2011 from $0.1 million in the third quarter of fiscal 2010. The increase was primarily a result of increased interest income and reduced interest expenses.

Provision for Income Taxes

Provision for income taxes increased $4.9 million, or 29%, to $21.4 million in the third quarter of fiscal 2011 from $16.5 million in the third quarter of fiscal 2010. In the third quarter of fiscal 2011, our effective tax rate was 35.5% compared to 38.9% in the third quarter of fiscal 2010. The decrease resulted from a revision to management’s plans for repatriation of unremitted earnings of the Canadian operating subsidiary.

Net Income

Net income increased $13.1 million to $38.8 million for the third quarter of fiscal 2011 from $25.7 million for the third quarter of fiscal 2010. The increase in net income of $13.1 million for the third quarter of fiscal 2011 was a result of an increase in gross profit of $31.7 million resulting from increased product sales and improved foreign exchange differences and an increase in other income (expense), net of $0.5 million, offset by an increase in selling, general and administrative expenses of $14.3 million and an increase in provision for income taxes of $4.9 million.

Thirty-nine Week Results

The following table summarizes key components of our results of operations for the thirty-nine week periods ended October 30, 2011 and October 31, 2010. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirty-nine Weeks Ended October 30, 2011 and October 31, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)
Net revenue	$629,319	$466,305	100.0	100.0
Cost of goods sold	269,067	214,818	42.8	46.1

Gross profit	360,252	251,487	57.2	53.9
Selling, general and administrative expenses	189,361	142,394	30.0	30.5

Income from operations	170,891	109,093	27.2	23.4
Other income (expense), net	2,120	2,345	0.3	0.5

Income before provision for income taxes	173,011	111,438	27.5	23.9
Provision for income taxes	61,935	44,207	9.8	9.5

Net income	111,076	67,231	17.7	14.4
Net income attributable to non-controlling interest	531	150	0.1	0.0

Net income attributable to lululemon athletica inc	$110,545	$67,081	17.6	14.4

Net Revenue

Net revenue increased $163.0 million, or 35%, to $629.3 million for the first three quarters of fiscal 2011 from $466.3 million for the first three quarters of fiscal 2010. Assuming the average exchange rate between the Canadian and United States dollars and the Australian and United States dollars for the first three quarters of fiscal 2010 remained constant, our net revenue would have increased $146.7 million, or 32%, for the first three quarters of fiscal 2011.

The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores opened, sales from franchised stores that were reacquired during the third quarter of fiscal 2010 and the growth of our e-commerce website sales included in our direct to consumer segment. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, our successful introduction of new products and increasing recognition of the lululemon athletica brand, especially at our U.S. stores.

Our net revenue on a segment basis for the thirty-nine week periods ended October 30, 2011 and October 31, 2010 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirty-nine Weeks Ended October 30, 2011 and October 31, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)
Corporate-owned stores	$524,768	$388,231	83.4	83.3
Direct to consumer	56,244	32,754	8.9	7.0
Other	48,307	45,320	7.7	9.7

Net revenue	$629,319	$466,305	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $136.5 million, or 35%, to $524.8 million in the first three quarters of fiscal 2011 from $388.2 million in the first three quarters of fiscal 2010. The following contributed to the $136.5 million increase in net revenue from our corporate-owned stores segment:

•

Comparable store sales increase of 21% in the first three quarters of fiscal 2011 as compared to the first three quarters of fiscal 2010 resulted in a $76.3 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 18%, or $63.8 million, in the first three quarters of fiscal 2011 as compared to the first three quarters of fiscal 2010; and

•

Net revenue from corporate-owned stores we opened subsequent to October 31, 2010, and therefore not included in the comparable store sales growth, contributed $60.2 million of the increase. Net new store openings since the third quarter of fiscal 2010 included one store in Canada, 32 stores in the United States, including four reacquired franchised stores, and four stores in Australia.

Direct to consumer. Net revenue from our direct to consumer segment increased $23.5 million, or 72%, to $56.2 million in the first three quarters of fiscal 2011 from $32.8 million in the first three quarters of fiscal 2010. The increase in net revenue was primarily the result of increased traffic at our e-commerce website, as well as higher conversion rates and average order value.

Other. Net revenue from our other segment increased $3.0 million, or 7%, to $48.3 million in the first three quarters of fiscal 2011 from $45.3 million in the first three quarters of fiscal 2010. This increase was a result of increased net revenues from strategic sales, showrooms and outlets, partially offset by decreased net revenues from our franchise operating channel. The four remaining franchised stores that we reacquired in the third quarter of fiscal 2011 are now included in the corporate-owned stores segment. Our other segment continues to grow year over year through new showroom locations, new wholesale customers and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $108.8 million, or 43%, to $360.3 million for the first three quarters of fiscal 2011 from $251.5 million for the first three quarters of fiscal 2010. Increased net revenues as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our product and supply chain departments.

Gross profit as a percentage of net revenue, or gross margin, increased by 330 basis points, to 57.2% in the first three quarters of fiscal 2011 from 53.9% in the first three quarters of fiscal 2010. The increase in gross margin resulted primarily from:

•

an increase in product margins, which contributed to an increase in gross margin of 100 basis points, resulting from strong sell through of merchandise with fewer markdowns and discounts than in the first three quarters of fiscal 2010 which was partially offset by product cost pressures from raw materials and labor costs;

•

a decrease in fixed costs, such as occupancy costs and depreciation, as well as a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 110 basis points;

•

strengthening of the Canadian and Australian dollars, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 80 basis points; and

•	a decrease in product costs related to a non-recurring adjustment for the recognition of input tax credits from previous periods of 40 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $47.0 million, or 33%, to $189.4 million in the first three quarters of fiscal 2011 from $142.4 million in the first three quarters of fiscal 2010. The $47.0 million increase in selling, general and administrative expenses was principally comprised of:

•	an increase in head office employee costs, including stock-based compensation and management incentive-based compensation, of $21.4 million incurred in order to position us for long-term growth;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $16.9 million as a result of the expansion of our business;

•

an increase in employee costs of $8.9 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, outlets and other, as well as an increase in wages as we invest in our employees;

•	an increase in administrative costs of $3.2 million related to our Australian business, which we now report on a consolidated basis, but previously accounted for on an equity basis.

The increase in selling, general and administrative expenses was partially offset by a $3.4 million decrease in administrative expenses related to our direct to consumer segment. This decrease was primarily associated of reduced professional fees resulting from bringing our e-commerce operations in-house, offset by costs associated with our infrastructure changes.

As a percentage of net revenue, selling, general and administrative expenses decreased 40 basis points, to 30.1% in the third quarter of fiscal 2011 from 30.5% in the third quarter of fiscal 2010.

Income from Operations

Income from operations increased $61.8 million, or 57%, to $170.9 million in the first three quarters of fiscal 2011 from $109.1 million in the first three quarters of fiscal 2010. The increase was a result of increased gross profit of $108.8 million, partially offset by increased selling, general and administrative costs of $47.0 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations (before general corporate expenses) for the thirty-nine week periods ended October 30, 2011 and October 31, 2010 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirty-nine Weeks Ended October 30, 2011 and October 31, 2010
	2011	2010	2011	2010
	(In thousands)		(Percentages)
Corporate-owned stores	$189,958	$130,016	36.2	33.5
Direct to consumer	21,552	7,929	38.3	24.2
Other	13,419	12,441	27.8	27.5

Income from operations before general corporate expense	$224,929	$150,386

Corporate-Owned Stores. Net income from our corporate-owned stores segment increased $59.9 million, or 46%, to $190.0 million for the first three quarters of fiscal 2011 from $130.0 million for the first three quarters of fiscal 2010 primarily due to an increase of $90.9 million in gross profit, which was partially offset by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores, included reacquired franchised stores, and net revenue growth at existing stores.

Direct to Consumer. Net income from our direct to consumer segment increased $13.6 million, or 172%, to $21.6 million for the first three quarters of fiscal 2011 from $7.9 million for the first three quarters of fiscal 2010. The increase in net revenue was primarily the result of increased traffic at our e-commerce website.

Other. Net income from our other segment increased $1.0 million, or 8%, to $13.4 million for the first three quarters of fiscal 2011 from $12.4 million for the first three quarters of fiscal 2010. This increase was a result of increased income from strategic sales, showrooms and outlets, partially offset by decreased income from our franchise operating channel. We reacquired our four remaining franchised locations during the third quarter of fiscal 2011; as a result, the income from operations from the reacquired stores is now included in our corporate-owned segment. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Other Income (Expense), Net

Other income (expense), net decreased $0.2 million, or 10%, to $2.1 million in the first three quarters of fiscal 2011 from $2.3 million in the first three quarters of fiscal 2010. The decrease was primarily a result of a gain recorded in fiscal 2010 as a result of re-measuring our 13 percent non-controlling equity investment in Australia immediately before obtaining control of the same business.

Provision for Income Taxes

Provision for income taxes increased $17.7 million, or 40%, to $61.9 million in the first three quarters of fiscal 2011 from $44.2 million in the first three quarters of fiscal 2010. In the first three quarters of fiscal 2011, our effective tax rate was 35.8% compared to 39.7% in the first three quarters of fiscal 2010. The decrease resulted from a revision to managements’ plans for repatriation of unremitted earnings of the Canadian operating subsidiary.

Net Income

Net income increased $43.5 million to $110.5 million for the first three quarters of fiscal 2011 from $67.1 million for the first three quarters of fiscal 2010. The increase in net income of $43.5 million for the first three quarters of fiscal 2011 was a result of an increase in gross profit of $108.8 million resulting from increased sales and improved foreign exchange differences, offset by an increase in selling, general and administrative expenses of $47.0 million, an increase of $17.7 million in provision for income taxes, and a decrease in other income (expense), net of $0.2 million.

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

At October 30, 2011, our working capital (excluding cash and cash equivalents) was $68.1 million and our cash and cash equivalents were $276.9 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirty-nine Weeks Ended October 30, 2011	Thirty-nine Weeks Ended October 31, 2010
	(In thousands)
Total cash provided by (used in):
Operating activities	$53,520	$87,917
Investing activities	(106,344)	(34,433)
Financing activities	14,474	7,945
Effect of exchange rate changes	(990)	3,773

Increase (decrease) in cash and cash equivalents	$(39,340)	$65,202

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes and the effect of the changes in non-cash working capital items, principally prepaid expenses, inventories, accounts payable, accrued liabilities and income taxes payable.

Cash provided by operating activities decreased $34.4 million, to $53.5 million for the first three quarters of fiscal 2011 compared to $87.9 million for the first three quarters of fiscal 2010. The $34.4 million decrease was primarily a result of increased inventory purchases and higher income taxes paid in the first three quarters of fiscal 2011 compared to fiscal 2010.

Investing Activities

Investing Activities relate to the purchase of property and equipment and the reacquisition of franchises.

Cash used in investing activities increased $71.9 million, to $106.3 million for the first three quarters of fiscal 2011 from $34.4 million for the first three quarters of fiscal 2010. The $71.9 million increase was primarily the result of the purchase of our principal executive and administrative offices for $65.1 million plus acquisition-related costs. In the first three quarters of fiscal 2011 we opened or acquired 32 new corporate-owned stores compared to 20 new corporate-owned stores we opened in the first three quarters of fiscal 2010.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities increased $6.5 million to $14.5 million for the first three quarters of fiscal 2011 from $7.9 million for the first three quarters of fiscal 2010.

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

At October 30, 2011, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of October 30, 2011, letters of credit and letters of guarantee totaling $1.5 million have been issued.

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

Operating Locations

Our operating locations by Canadian province, U.S. state and internationally as of October 30, 2011, and the overall totals as of October 30, 2011 and January 30, 2011, are summarized in the table below. While most of our stores are branded lululemon athletica, three of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	Corporate-Owned Stores	Franchise Stores	Total Stores
Canada
Alberta	10	—	10
British Columbia	11	—	11
Manitoba	1	—	1
Nova Scotia	1	—	1
Ontario	17	—	17
Québec	4	—	4
Saskatchewan	1	—	1

Total Canada	45	—	45

United States
Alabama	1	—	1
Arizona	3	—	3
California	22	—	22
Colorado	3	—	3
Connecticut	3	—	3
District of Columbia	2	—	2
Florida	7	—	7
Georgia	1	—	1
Hawaii	1	—	1
Illinois	8	—	8
Indiana	1	—	1
Kansas	1	—	1
Maryland	2	—	2
Massachusetts	5	—	5
Michigan	1	—	1
Minnesota	3	—	3
Missouri	1	—	1
Nevada	1	—	1
New Jersey	5	—	5
New York	8	—	8
North Carolina	2	—	2
Ohio	3	—	3
Oregon	2	—	2
Pennsylvania	4	—	4
Tennessee	1	—	1
Texas	9	—	9
Virginia	3	—	3
Washington	3	—	3

Total United States	106	—	106

International
Australia	14	—	14

Total International	14	—	14

Overall total, as of October 30, 2011	165	—	165

Overall total, as of January 30, 2011	133	4	137

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk. We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of October 30, 2011, we operated 45 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has weakened during the first three quarters of fiscal 2011, it has had a positive impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the gain in net revenue was partially offset by higher cost of sales and higher selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $8.4 million in the first three quarters of fiscal 2011. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. Additionally, a portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.2 million in the first three quarters of fiscal 2011. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk. In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of October 30, 2011, we had no outstanding borrowings under our revolving facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 30, 2011, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the thirteen weeks ended October 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, pressure from consumers to reduce the prices we charge for our products and changes in consumer demand. These factors may cause us to experience increased costs, reduce our sales prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse affect on our financial conditions, operating results and cash flows.

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

We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and our results in lower net revenue and income from operations both in the short and long term. We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if defects in the manufacture of our products are not discovered until after such products are purchased by our customers, our customers could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.

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

Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to our “grassroots” marketing approach, many of our competitors promote their brands through traditional forms of advertising, such as print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network, as opposed to distribution through retail stores, wholesale or internet, and many of our competitors have substantial resources to devote toward increasing sales in such ways.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in Australia. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has increased over fiscal 2010 and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $8.4 million in the first three quarters of fiscal 2011 and approximately $6.6 million in the first three quarters of fiscal 2010. Similarly, a 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.2 million in the first three quarters of fiscal 2011. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of our common stock during the thirteen-week period ended October 30, 2011:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1 — August 28, 2011	5,510	$49.94	5,510	5,635,321
August 29, 2011 — October 2, 2011	8,163	53.47	8,183	5,627,158
October 3, 2010 — October 30, 2011	5,387	55.92	5,387	5,621,771

Total	19,060		19,060

(1)	Monthly information is presented by reference to our fiscal months during our third quarter of fiscal 2011.
(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 6,000,000.

ITEM 5.	OTHER INFORMATION

On November 29, 2011, R. Brad Martin advised the Board of his intent to retire as a director of the Board, upon the completion of the Company’s Annual Meeting of Shareholders to be held in June of 2012. His decision to retire from the Board was not due to any disagreement with our management or the Board.

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

Dated: November 30, 2011

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