Form 10-K
period 2012-01-29
lululemon athletica inc.
filed 2012-03-22
CIK 1397187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33608

lululemon athletica inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3842867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1818 Cornwall Avenue Vancouver, British Columbia	V6J 1C7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 732-6124

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.005 per share	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 29, 2011 was approximately $5,950,828,701. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 29, 2011. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on July 29, 2011.

Common Stock:

At March 19, 2012 there were 111,054,699 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

Exchangeable and Special Voting Shares:

At March 19, 2012, there were outstanding 32,501,680 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at March 19, 2012, the registrant had outstanding 32,501,680 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PARTS INTO WHICH INCORPORATED
Portions of Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III

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

Overview

lululemon athletica inc. is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica brand name. We believe consumers associate our brand with innovative, technical apparel products. Our products are designed to offer performance, fit and comfort while incorporating both function and style. Our heritage of combining performance and style distinctly positions us to address the needs of female athletes as well as a growing core of consumers who desire everyday casual wear that is consistent with their active lifestyles. We also continue to broaden our product range to increasingly appeal to male athletes and athletic female youth. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness. As of January 29, 2012, our branded apparel was principally sold through 174 stores that are located in Canada, the United States, Australia and New Zealand. We believe our vertical retail strategy allows us to interact more directly with, and gain feedback from, our customers, whom we call guests, while providing us with greater control of our brand.

We have developed a distinctive community-based strategy that we believe enhances our brand and reinforces our guest loyalty. The key elements of our strategy are to:

•	design and develop innovative athletic apparel that combines performance with style and incorporates real-time guest feedback;

•	locate our stores in street locations, lifestyle centers and malls that position each lululemon athletica store as an integral part of its community;

•	create an inviting and educational store environment that encourages product trial and repeat visits; and

•	market on a grassroots level in each community, including through social media and influential fitness practitioners who embrace and create excitement around our brand.

We were founded in 1998 by Dennis “Chip” Wilson in Vancouver, British Columbia. Noting the increasing number of women participating in sports, and specifically yoga, Mr. Wilson developed lululemon athletica to address a void in the women’s athletic apparel market. The founding principles established by Mr. Wilson drive our distinctive corporate culture with a mission of providing people with the components to live a longer, healthier and more fun life. Consistent with this mission, we promote a set of core values in our business, which include developing the highest quality products, operating with integrity, leading a healthy balanced life, and training our employees in self responsibility and goal setting. These core values attract passionate and motivated employees who are driven to succeed and share our vision of “elevating the world from mediocrity to greatness.” We believe the energy and passion of our employees allow us to successfully execute on our business strategy, enhance brand loyalty and create a distinctive connection with our guests.

We believe our culture and community-based business approach provides us with competitive advantages that are responsible for our strong financial performance. Our net revenue has increased from $40.7 million in fiscal 2004 to $1,000.8 million in fiscal 2011, representing a 58% compound annual growth rate. Our net revenue increased from $711.7 million in fiscal 2010 to $1,000.8 million in fiscal 2011, representing a 41% increase. During fiscal 2011, our comparable store sales growth was 22% and we reported income from operations of $287.0 million. During fiscal 2010, our comparable store sales growth was 37% and we reported income from operations of $180.4 million. In fiscal 2011, our corporate-owned stores opened at least one year, averaged sales of approximately $2,004 per square foot, compared to sales per square foot of approximately $1,726 for fiscal 2010. We believe this is among the best in the apparel retail sector.

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

•

Innovative Design Process. We offer high-quality premium apparel that is designed for performance, comfort, functionality and style. We attribute our ability to develop superior products to a number of factors, including:

•	our feedback-based design process through which our design and product development team proactively and frequently seeks input from our guests and local fitness practitioners;

•	close collaboration with our third-party suppliers to formulate innovative and technically-advanced fabrics and features for our products; and

•

although we typically bring products from design to market in eight to 10 months, our vertical retail strategy enables us to bring select products to market in as little as two months, thereby allowing us to respond quickly to customer feedback, changing market conditions and apparel trends.

•

Community-Based Marketing Approach. We differentiate lululemon athletica through an innovative, community-based approach to building brand awareness and customer loyalty. We use a multi-faceted grassroots marketing strategy that includes social media, and creating in-store community boards. We believe this grassroots approach allows us to successfully increase brand awareness and broaden our appeal while reinforcing our premium brand image.

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

Growth Strategy

Key elements of our growth strategy are to:

•

Grow our Store Base in North America. As of January 29, 2012, our products were sold through 155 corporate-owned stores in North America, including 47 in Canada and 108 in the United States. We expect that most of our near-term store growth will occur in the United States. We plan to add new stores to strengthen existing markets and selectively enter new markets in the United States and Canada. We opened 33 stores in the United States and Canada in fiscal 2011, including our remaining four franchised stores that were reacquired, and we plan to open up to 30 stores in the United States and two ivivva athletica branded stores in Canada in fiscal 2012.

•	Develop our Direct to Consumer Sales Channel. We launched our retail website in the first quarter of fiscal 2009. The addition of e-commerce to our direct to consumer sales channel expanded our customer base and supplemented our growing store base over the past three years. We plan to continue developing our e-commerce website to provide a distinctive online shopping experience and extend our reach.

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

•

Increase the Range of Athletic Activities our Products Target. Our guests purchase our products mainly for activities such as yoga, running and general fitness. We will continue to expand our product categories and educate our guests on the versatility of our products;

•

Expand Beyond North America. As of January 29, 2012, we operated 18 corporate-owned stores and four showrooms in Australia, one corporate-owned store and two showrooms in New Zealand, and one corporate-owned showroom in Hong Kong. We plan to open approximately five lululemon stores in fiscal 2012 in Australia and New Zealand. Over time, we intend to expand on our own or pursue additional joint venture opportunities in other Asian and European markets;

•

Grow our Men’s Business. We believe the premium quality and technical rigor of our products will continue to appeal to men and that there is an opportunity to expand our men’s business as a proportion of our total sales; and

•

Develop our Youth Brand. We launched our youth focused brand, ivivva athletica, in the fourth quarter of fiscal 2009. We believe the premium quality and technical rigor of our dance-inspired products designed for female youth serve an open market and provide us with an opportunity for future growth.

Our Stores

As of January 29, 2012, our retail footprint included 47 stores in Canada, 108 stores in the United States, 18 stores in Australia and one in New Zealand. While most of our stores are branded lululemon athletica, five of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth. We no longer operate any franchised stores as we reacquired our four remaining franchises during fiscal 2011. Our retail stores are located primarily on street locations, in lifestyle centers and in malls.

The following store list shows the number of corporate-owned stores operated in each Canadian province, U.S. state, and internationally:

	January 29, 2012	January 30, 2011
Canada
Alberta	11	9
British Columbia	12	11
Manitoba	1	1
Nova Scotia	1	1
Ontario	17	17
Québec	4	4
Saskatchewan	1	1

Total Canada	47	44

United States
Alabama	1	1
Arizona	3	2
California	23	19
Colorado	3	—
Connecticut	3	2
District of Columbia	2	2
Florida	7	4
Georgia	1	1
Hawaii	1	1
Illinois	8	8
Indiana	1	—
Kansas	1	—
Maryland	2	2
Massachusetts	5	5
Michigan	1	1
Minnesota	3	2
Missouri	1	1
Nevada	1	1
New Jersey	5	3
New York	8	7
North Carolina	2	—
Ohio	3	1
Oregon	2	2
Pennsylvania	4	2
Tennessee	1	1
Texas	10	6
Virginia	3	2
Washington	3	3

Total United States	108	78

Australia
New South Wales	6	5
Queensland	2	—
South Australia	1	—
Victoria	6	5
Western Australia	3	1

Total Australia	18	11

New Zealand	1	—

Total	174	133

Store Economics

We believe that our innovative retail concept and guest experience contribute to the success of our stores. During fiscal 2011 our corporate-owned stores open at least one year, which average approximately 2,662 square feet, averaged sales of approximately $2,004 per square foot.

Management performs an ongoing evaluation of our portfolio of corporate-owned store locations. In fiscal 2011 we did not close any of our corporate-owned stores. As we continue our evaluation we may in future periods close corporate-owned store locations.

Store Expansion

From February 1, 2002 (when we had one store, in Vancouver) to January 29, 2012, we opened or acquired 173 net corporate-owned stores in North America and Australia. We opened our first corporate-owned store in the United States in 2003 and in Australia in 2010. We opened 41 corporate-owned stores in the North America and Australia in fiscal 2011, including our remaining four franchised stores that were reacquired. Over the next few years, our new store growth will be primarily focused on corporate-owned stores in the United States, an attractive market with a population of over nine times that of Canada. Beyond North America, we intend to expand our global presence as part of our long-term business strategy. We believe that partnering with companies and individuals with significant experience and proven success in the target country is to our advantage.

Direct to Consumer

In fiscal 2009 we launched our e-commerce website which makes up our direct to consumer channel. Direct to consumer is an increasingly substantial part of our business, representing approximately 11% of our net revenue in fiscal 2011, compared to 8% of our net revenue in fiscal 2010. We believe that a direct to consumer channel is convenient for our core customer and enhances the image of our brand. Our direct to consumer channel makes our product accessible in more markets than our corporate-owned store channel alone. We use this channel to build brand awareness, especially in new markets, including those outside of North America.

Wholesale Channel

We also sell lululemon athletica products through premium yoga studios, health clubs and fitness centers. This channel represented 2% of our net revenue in both fiscal 2011 and fiscal 2010. We believe these premium wholesale locations offer an alternative distribution channel that is convenient for our core consumer and enhances the image of our brand. We do not intend wholesale to be a significant contributor to overall sales. Instead, we use the channel to build brand awareness, especially in new markets.

Franchise Stores

As of January 29, 2012, we no longer have franchised stores. We reacquired our four remaining franchised stores in the United States during fiscal 2011, thereby decreasing the net revenue earned through our franchise channel. This channel represented 1% of our net revenue in fiscal 2010 and an immaterial amount in fiscal 2011.

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

Our Culture and Values

Since our inception, we have developed a distinctive corporate culture with a mission to provide people with components to live a longer, healthier and more fun life. We promote a set of core values in our business, which include developing the highest quality products, operating with integrity, leading a healthy balanced life and instilling in our employees a sense of self responsibility and personal achievement. These core values allow us to attract passionate and motivated employees who are driven to succeed and share our vision of “elevating the world from mediocrity to greatness.”

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

To ensure that we continue to provide our guests with functional fabrics, our design team works closely with our suppliers to incorporate innovative fabrics that bring particular specifications to our products. We partner with a leading independent inspection, verification, testing and certification company, which conducts a battery of tests before each season on our fabrics, testing for a variety of performance characteristics including pilling, shrinkage, abrasion resistance and colorfastness. We collaborate with leading fabric suppliers to develop fabrics that we ultimately trademark for brand recognition whenever possible.

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities, nor do we contract directly with third-party vendors for fabrics and finished goods. The fabric used in our products is sourced by our manufacturers from a limited number of pre-approved suppliers. We work with a group of approximately 45 manufacturers, five of which produced approximately 67% of our products in fiscal 2011. During fiscal 2011, no single manufacturer produced more than 36% of our product offering. During fiscal 2011, approximately 49% of our products were produced in China, approximately 41% in South/South East Asia, approximately 3% in Canada and the remainder in the United States, Peru, Israel, Egypt and other countries. Our North American manufacturers provide us with the speed to market necessary to respond quickly to changing trends and increased demand. While we plan to support future growth through manufacturers outside of North America, our intent is also to maintain production in Canada and the United States whenever practicable. We have developed long-standing relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products in the long-term. We require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing, working conditions and other social concerns. We currently also work with a leading inspection and verification firm to closely monitor each supplier’s compliance with applicable law and our workplace code of conduct. We believe that the services of additional, or other, producers of our fabrics could be obtained with little or no additional expense to us and/or delay in the timeliness of our production process.

Distribution Facilities

We centrally distribute finished products in from distribution facilities in Vancouver, British Columbia, Sumner, Washington, and Melbourne, Victoria. We operate the distribution facilities in Vancouver, Sumner and Melbourne which are leased and are approximately 120,000, 167,000 and 54,000 square feet, respectively. We believe these modern facilities enhance the efficiency of our operations. We believe our distribution infrastructure will be sufficient to accommodate our expected store growth and expanded product offerings over the next several years. Merchandise is typically shipped to our stores through third-party delivery services multiple times per week, providing them with a steady flow of new inventory.

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

The market for athletic apparel is highly competitive. It includes increasing competition from established companies who are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG, which includes the adidas and Reebok brands, and Under Armour, Inc. We also compete with retailers specifically focused on women’s athletic apparel including The Gap, Inc. (including the Athleta brand), Lucy Activewear Inc., and bebe stores, inc. (including the BEBE SPORT collection).

Our Employees

As of January 29, 2012, we had 5,807 employees, of which 2,511 were employed in Canada, 2,869 were employed in the United States, and 427 were employed internationally. Of the 2,511 Canadian employees, 1,790 were employed in our retail locations, 71 were employed in distribution, 132 were employed in design, merchandise and production, and the remaining 518 performed selling, general and administrative and other functions. Of the 2,869 employees in the United States, 2,739 were employed in our retail locations, 63 were employed in distribution and 67 performed selling, general and administration functions. Of the 427 international employees, 343 were employed in our international retail locations, 23 were employed in distribution, and 61 performed merchandise, production, and administrative functions. None of our employees is currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

Intellectual Property

We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products in Canada, the United States and in the other countries in which our products are currently or intended to be either sold or manufactured. Our major trademarks include lululemon athletica & design, the logo design (WAVE design) and lululemon as a word mark. In addition to the registrations in Canada and the United States, lululemon’s design and word mark are registered in over 66 other jurisdictions which cover over 114 countries. We own trademark registrations for names of several of our fabrics including Luon, Silverescent, VitaSea, Soyla, Boolux and Luxtreme. In addition to trademarks, we own 16 industrial design registrations in Canada protecting our distinctive apparel and accessory designs, as well as a number of corresponding design patent applications in the United States and design registrations in Europe.

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

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.

Our success depends on our ability to maintain the value and reputation of our brand.

Our success depends on the value and reputation of the lululemon athletica brand. The lululemon athletica name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Negative publicity regarding the production methods of any of our suppliers or manufacturers could adversely affect our reputation and sales and force us to locate alternative suppliers or manufacturing sources. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed, which could have a material adverse effect on our financial condition.

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

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by our customers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in technical athletic apparel innovation. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of athletic apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to guests.

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

We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $1,000.8 million in fiscal 2011. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.

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

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, Luon fabric, which is included in many of our products, is supplied to the mills we use by a single manufacturer in Taiwan, and the fibers used in manufacturing Luon fabric are supplied to our Taiwanese manufacturer by a single company. In fiscal 2011, approximately 67% of our products were produced by our top five manufacturing suppliers. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and our results in lower net revenue and income from operations both in the short and long term. We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if defects in the manufacture of our products are not discovered until after such products are purchased by our guests, our guests could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.

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

We are increasingly dependent on information systems to operate our e-commerce website, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers” or other causes, could cause information, including data related to customer orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

If we encounter problems with our distribution system, our ability to deliver our products to the market and to meet guest expectations could be harmed.

We rely on our distribution facilities for substantially all of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means their operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because substantially all of our products are distributed from three locations, our operations could also be interrupted by labor difficulties, extreme or severe weather conditions or by floods, fires or other natural disasters near our distribution centers. For example, severe weather conditions in Sumner, Washington in 2011, including snow and freezing rain, resulted in disruption in our distribution facilities and the local transportation system. If we encounter problems with our distribution system, our ability to meet guest expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.

We are subject to risks associated with leasing retail space subject to long-term and non-cancelable leases.

We do not own any of our store facilities, but instead lease all of our corporate-owned stores under operating leases and our inability to secure appropriate real estate or lease terms could impact our ability to grow. Our leases generally have initial terms of between five and ten years, and generally can be extended only in five-

year increments if at all. We generally cannot cancel these leases at our option. If an existing or new store is not profitable, and we decide to close it, as we have done in the past and may do in the future, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.

Increasing labor costs and other factors associated with the production of our products in China could increase the costs to produce our products.

During fiscal 2011, approximately 49% of our products were produced in China and increases in the costs of labor and other costs of doing business in China could significantly increase our costs to produce our products and could have a negative impact on our operations, revenue and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortage and increases in labor costs in China, and difficulties in moving products manufactured in China out of Asia and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics impacting China. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of “normal trade relations” status with, China, could significantly increase our cost of products imported into North America, Australia or New Zealand and harm our business.

We may not be able to successfully open new store locations in a timely manner, if at all, which could harm our results of operations.

Our growth will largely depend on our ability to successfully open and operate new stores. Our approach to identifying locations for our stores typically favors street locations, lifestyle centers and malls where we can be a part of the community. As a result, our stores are typically located near retailers or fitness facilities that we believe are consistent with our guests’ lifestyle choices. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Our ability to successfully open and operate new stores depends on many factors, including, among others, our ability to:

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

Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net sales are weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 37%, 36% and 39% of our full year gross profit during the fourth quarters of fiscal 2011, fiscal 2010 and fiscal 2009, respectively. This seasonality may adversely affect our business and cause our results of operations to fluctuate, and, as a result, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that results of operations in any period should not be considered indicative of the results to be expected for any future period.

Because a significant portion of our sales are generated in Canada, fluctuations in foreign currency exchange rates have negatively affected our results of operations and may continue to do so in the future.

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in each of Australia. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has increased over fiscal 2011 and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $15.4 million in fiscal 2011 and approximately $11.3 million in fiscal 2010. Similarly, a 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.4 million in fiscal 2011 and $0.1 million in fiscal 2010. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition and results of operations.

Almost all of our suppliers are located outside the United States. During fiscal 2011, approximately 3% of our products were produced in Canada, approximately 49% in China, approximately 41% in South and South East Asia and the remainder in the United States, Peru, Israel, Egypt and other countries. As a result of our international suppliers, we are subject to risks associated with doing business abroad, including:

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

•	reduced protection for intellectual property rights, including trademark protection, in some countries, particularly China;

•	disruptions or delays in shipments; and

•	changes in local economic conditions in countries where our manufacturers, suppliers or guests are located.

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

Our limited operating experience and limited brand recognition in new international markets may limit our expansion strategy and cause our business and growth to suffer.

Our future growth depends, to an extent, on our international expansion efforts. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our initial expansion efforts in Japan, we encountered obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments and foreign guests’ tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop new international markets or disappointing growth outside of existing markets will harm our business and results of operations.

Our founder controls a significant percentage of our stock and is able to exercise significant influence over our affairs.

Our founder, Dennis Wilson, beneficially owns approximately 30% of our common stock. As a result, Mr. Wilson is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have various effects including, but not limited to, delaying, preventing or deterring a change of control of our company.

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

Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7. We expect that our current administrative offices are sufficient for our expansion plans for the foreseeable future. In March 2011, we purchased the building that currently houses our administrative offices. We currently operate three distribution centers located in Vancouver, British Columbia, Sumner, Washington, and Melbourne, Victoria which together are capable of accommodating our expansion plans through the foreseeable future.

The general location, use, approximate size and lease renewal date of our properties at January 29, 2012, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Sumner, WA	Distribution Center	167,000	April 2020
Vancouver, BC	Distribution Center	120,000	November 2017
Vancouver, BC	Executive and Administrative Offices	78,000	n/a
Melbourne, VIC	Distribution Center	54,000	September 2016
Melbourne, VIC	Executive and Administrative Offices	19,000	September 2013

As of January 29, 2012, we leased approximately 494,000 gross square feet relating to our 174 corporate-owned stores. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.

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

Market Information and Dividends

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “LULU” and on the Toronto Stock Exchange under the symbol “LLL.” The following table sets forth, for the periods indicated, the high and low closing sale prices (adjusted to account for our two-for-one stock split that became legally effective July 1, 2011) of our common stock reported by the Nasdaq Global Select Market for the last two fiscal years:

	Common Stock Price (Nasdaq Global Select Market)
	High	Low
Fiscal Year Ending January 29, 2012
Fourth Quarter	$64.12	$43.61
Third Quarter	$62.15	$44.80
Second Quarter	$63.76	$41.54
First Quarter	$51.08	$34.34
Fiscal Year Ending January 30, 2011
Fourth Quarter	$36.76	$22.32
Third Quarter	$23.74	$15.95
Second Quarter	$22.79	$17.91
First Quarter	$22.53	$13.14

As of January 29, 2012, there were approximately 149 holders of record of our common stock.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between July 27, 2007 (the date of our initial public offering) and January 29, 2012, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P Retail Index, over the same period. This graph assumes the investment of $100 on July 27, 2007 in our common stock, the S&P 500 Index and the S&P Retail Index and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on July 27, 2007 was the closing sale price of $14.00 per share, on a post-split basis.

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

	27-Jul-07	3-Feb-08	1-Feb-09	31-Jan-10	30-Jan-11	29-Jan-12
lululemon athletica inc	$100.00	$124.64	$24.29	$100.86	$245.04	$458.00
S&P 500 Index	$100.00	$95.65	$56.61	$73.61	$87.48	$90.22
S&P Retail Index	$100.00	$87.67	$53.70	$82.13	$103.04	$115.29

Issuer Purchase of Equity Securities

The following table provides information regarding our Employee Share Purchase Plan (ESPP) repurchases of our common stock, on a post-split basis, during the thirteen week period ended January 29, 2012:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 31, 2011 – November 27, 2011	5,994	$51.51	5,994	5,615,777
November 28, 2011 – January 1, 2012	6,939	47.96	6,939	5,608,838
January 2, 2012 – January 29, 2012	5,488	57.08	5,488	5,603,350

Total	18,421		18,421

(1)	Monthly information is presented by reference to our fiscal months during our fourth quarter of fiscal 2011.

(2)	Our ESPP was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP will be purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares available for issuance under the ESPP is 6,000,000.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The consolidated statement of operations data for each of the years ended January 29, 2012, January 30, 2011, January 31, 2010, February 1, 2009 and February 3, 2008 and the consolidated balance sheet data as of January 29, 2012, January 30, 2011, January 31, 2010, February 1, 2009 and February 3, 2008 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.

We completed a corporate reorganization on July 26, 2007. The financial data below reflects our operations as if the reorganization had occurred prior to the first period presented.

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010	February 1, 2009	February 3, 2008
	(In thousands, except per share data)
Consolidated statement of operations data:
Net revenue	$1,000,839	$711,704	$452,898	$353,488	$269,942
Cost of goods sold	431,569	316,757	229,812	174,421	125,015

Gross profit	569,270	394,947	223,086	179,067	144,927

Operating expenses:
Selling, general and administrative expenses	282,312	212,784	136,161	118,098	93,376
Provision for impairment and lease exit costs	—	1,722	379	4,405	—

Income from operations	286,958	180,391	86,546	56,564	51,551
Other income (expense), net	2,500	2,886	164	821	1,029

Income before provision for income taxes	289,458	183,277	86,710	57,385	52,580
Provision for income taxes	104,494	61,080	28,429	16,884	20,464

Net income from continuing operations	184,964	122,197	58,281	40,501	32,116
Net income attributable to non-controlling interest	901	350	—	—	—
Net loss from discontinued operations	—	—	—	(1,138)	(1,273)

Net income attributable to lululemon athletica inc.	$184,063	$121,847	$58,281	$39,363	$30,843

Basic earnings (loss) per share
Continuing operations	$1.29	$0.86	$0.41	$0.30	$0.24
Discontinued operations	—	—	—	(0.01)	(0.01)

Net basic earnings per share	$1.29	$0.86	$0.41	$0.29	$0.23
Diluted earnings (loss) per share
Continuing operations	$1.27	$0.85	$0.41	$0.29	$0.23
Discontinued operations	—	—	—	(0.01)	(0.01)

Net diluted earnings per share	$1.27	$0.85	$0.41	$0.28	$0.22
Basic weighted-average number of shares outstanding	143,196	141,720	140,502	137,422	132,860
Diluted weighted-average number of shares outstanding	145,278	143,858	141,898	141,884	138,596

	As of
	January 29, 2012	January 30, 2011	January 31, 2010	February 1, 2009	February 3, 2008
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$409,437	$316,286	$159,573	$56,797	$52,545
Total assets	734,634	499,302	307,258	211,636	155,092
Total stockholders’ equity	606,181	394,293	233,108	154,843	112,034
Non-controlling interest	4,805	3,904	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-year period ending January 29, 2012. Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2011, 2010 and 2009 ended on January 29, 2012, January 30, 2011 and January 31, 2010, respectively. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

This discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth in the “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of events may differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in the “Item 1A—Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Overview

Our results for fiscal 2011 demonstrate the ongoing success of our efforts to overcome the instability in the economy for the last three fiscal years. At the end of last year, we set goals for fiscal 2011 which required continued investment in our stores and our people, making infrastructure enhancements and funding working capital requirements, while remaining conscious of our discretionary spending. These goals included growing revenue year-over-year while maintaining operating margins, as well as positioning the Company for long-term growth. We continually assess the economic environment and market conditions when making decisions regarding timing of our investments.

Our investments in our stores and people were reflected in our comparable stores net revenue growth, which leveraged our fixed operating costs and in turn led to increased operating margins. We increased our store base through execution of our real estate strategy, when and where we saw opportunities for success. For example, we opened 41 new corporate-owned stores in North America, Australia, and New Zealand since fiscal 2010, including our remaining four reacquired franchises. Where we find opportunities for growth through opening showrooms, or other community presence efforts, we expect to expand our store base and therefore our business. 12 to 14 of our planned store openings in fiscal 2012 are expected to be in markets seeded by showrooms in fiscal 2012.

Throughout fiscal 2011, we were able to grow our e-commerce business which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. This sales channel offers a higher operating margin than our other segments and accounted for 13.5% of total revenue in the fourth quarter of fiscal 2011 compared to 10.0% of total revenue in the same period of the prior year. Continuing increases in traffic and conversion rates on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit a portion of our resources to further developing this channel.

We believe that our brand is recognized as premium in our offerings of run and yoga assortment, as well as a leader in technical fabrics and quality construction. This has made our product desirable to our consumers and has driven demand, which we are able to meet given our increased product depth in stores compared to last year. In fiscal 2012, we plan on investing in new and legacy information technology systems to gain further efficiencies in our vertical retail strategy. We also plan on investing in international expansion opportunities where we have determined there is growth opportunity, including adding country-specific e-commerce websites and opening additional international showrooms. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives which we believe will be beneficial for us.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is primarily marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of January 29, 2012, our branded apparel was principally sold through 174 corporate-owned and franchise stores that are located in Canada, the United States, Australia and New Zealand and via our e-commerce website through our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In fiscal 2011, 43% of our net revenue was derived from sales of our products in Canada, 53% of our net revenue was derived from the sales of our products in the United States and 4% of our net revenue was derived from sales of our products outside of North America. In fiscal 2010, 52% of our net revenue was derived from sales of our products in Canada, 46% of our net revenue was derived from the sales of our products in the United States and 2% of our net revenue was derived from sales of our products outside of North America. In fiscal 2009, 60% of our net revenue was derived from sales of our products in Canada, 40% of our net revenue was derived from the sales of our products in the United States and an immaterial amount of our net revenue was derived from sales of our products outside of North America.

Our net revenue increased from $711.7 million in fiscal 2010 to $1,000.8 million in fiscal 2011, representing a 41% increase. Our increase in net revenue from fiscal 2010 to fiscal 2011 resulted from the net addition of 41 retail locations, including our remaining four reacquired franchises, and comparable store sales growth of 22% in fiscal 2011. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment accounted for 11% of our net revenue in fiscal 2011, 8% in fiscal 2010 and 4% in fiscal 2009. Our other segment, consisting of franchise sales, wholesale accounts, sales from company-operated showrooms, warehouse sales and outlets, each accounted for less than 10% of our net revenue in each of fiscal 2011, fiscal 2010 and fiscal 2009. We previously reported our franchise channel as an operating segment; however, we reacquired our remaining four franchised stores in fiscal 2011 and opening new franchise stores is not part of our growth strategy.

As of January 29, 2012, we sold our products through 174 corporate-owned stores located in Canada, the United States, Australia, and New Zealand. We plan to increase our net revenue in North America and Australia by opening additional corporate-owned stores in new and existing markets. Corporate-owned stores accounted for 82% of total net revenue in fiscal 2011, 83% of total net revenue in fiscal 2010 and 87% of total net revenue in fiscal 2009.

As of January 29, 2012, our direct to consumer segment included our e-commerce website. E-commerce sales are taken directly from retail customers through www.lululemon.com. Our direct to consumer segment is an increasingly substantial part of our growth strategy, and now represents more than 10% of our net revenue.

In addition to deriving revenue from sales through our corporate-owned stores and direct to consumer, we also derive other net revenue, which includes wholesale customers, as well as franchise sales, warehouse sales and sales through a number of company-operated showrooms. Wholesale customers include select premium yoga studios, health clubs and fitness centers. We reacquired our four remaining franchise stores during fiscal 2011, and as such, franchise sales, which included inventory sales and royalties, will no longer be a part of our other net revenue in future fiscal years. Warehouse sales are typically held one or more times a year to sell slow moving inventory or inventory from prior seasons to retail customers at discounted prices. Our showrooms are typically small locations that we open from time to time when we enter new markets and feature a limited selection of our product offering during select hours. Other net revenue accounted for 7% of total revenue in fiscal 2011, 9% of total net revenue in fiscal 2010 and 9% of total net revenue in fiscal 2009.

We believe that our athletic apparel has and will continue to appeal to consumers outside of North America who value its technical attributes as well as its function and style. In 2004, we opened our first store in Australia which was operated under a franchise license. In fiscal 2009 we made a 13% equity investment in lululemon athletica australia Pty, our franchise operator. During fiscal 2010 we increased our investment to 80% which has provided us control over lululemon athletica australia Pty. In fiscal 2008, we opened a company-operated showroom in Hong Kong.

In the past, we have entered into franchise agreements to distribute lululemon athletica branded products to more quickly disseminate our brand name and increase our net revenue and net income. In exchange for the use of our brand name and the ability to operate lululemon athletica stores in certain regions, our franchisees generally pay us a one-time franchise fee and ongoing royalties based on their gross revenue. Additionally, unless otherwise approved by us, our franchisees are required to sell only lululemon athletica branded products, which are purchased from us at a discount to the suggested retail price. Pursuing new franchise partnerships or opening new franchise stores is not part of our near-term store growth strategy, and we reacquired our four remaining franchise stores in fiscal 2011.

Basis of Presentation

Net revenue is comprised of:

•	corporate-owned store net revenue, which includes sales to customers through corporate-owned stores in North America and Australia;

•	direct to consumer revenue, which includes sales from our e-commerce website; and

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

Cost of goods sold includes:

•	the cost of purchased merchandise, which includes acquisition and production costs including raw material and labor, as applicable;

•	the cost incurred to deliver inventory to our distribution centers including freight, non-refundable taxes, duty and other landing costs;

•	the cost of our distribution centers (such as labor, rent and utilities) and the depreciation and amortization related to our distribution centers;

•	the cost of our production, merchandise and design departments including salaries, stock-based compensation and benefits, and operating expenses;

•	the cost of occupancy related to store operations (such as rent and utilities) and the depreciation and amortization related to store-level capital expenditures;

•	hemming; and

•	shrink and valuation reserves.

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

Provision for impairment and lease exit costs consists of asset impairments, lease exit and other related costs associated with the relocation of our administrative offices and the closure of one Canadian corporate-owned store in fiscal 2010, as well as management’s evaluation of corporate-owned locations. Also included in prior years are one US corporate-owned store in the first quarter of fiscal 2009 as well as an asset impairment provision based on management’s ongoing evaluation of its portfolio of corporate-owned store locations. Long-lived assets are reviewed at the store-level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Other income (expense), net includes interest earned on our cash balances and our advances to franchise, interest costs associated with our credit facilities and with letters of credit drawn under these facilities for the purchase of merchandise and our share of the operations of our investment in lululemon athletica australia PTY prior to obtaining control in fiscal 2010, including the remeasurement of our investment immediately before obtaining control of the business. We expect to continue to generate interest income to the extent that our cash generated from operations exceeds our cash used for investment. We have maintained relatively small outstanding balances on our credit facilities and expect to continue to do so.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically we had generated taxable income in Canada and we had generated tax losses in the United States. In fiscal 2010 we earned taxable income in the United States and fully utilized any net operating losses available from prior periods. We anticipate continued growth in the United States and consequently foresee and increase in taxable income reported. We have recorded deferred tax assets in respect of deductible temporary differences of 8.6 million.

Several factors have contributed to our effective tax rate fluctuating from prior periods. Our effective tax rate for fiscal 2011 was 2.8% higher than the effective rate for fiscal 2010 due primarily to the change in geographic mix of earnings. A larger percentage of our earnings in fiscal 2011 were attributable to operations in the United States, where the statutory tax rate is generally higher than the tax rate on operations outside of the United States. Secondly, in fiscal 2011 we incurred stock based compensation expense of $10.3 million compared to $7.3 million in fiscal 2010, a portion of which were not deductible for tax purposes in Canada and the United States during these periods. Lastly, the Canadian corporate tax rate decreased to 28.7% in fiscal 2011 from 31.6% in fiscal 2010. Our effective tax rate in fiscal 2011 was 36.1%, compared to 33.3% in fiscal 2010 and 33% in fiscal 2009.

We anticipate that in the future we may start to sell our products directly to some customers located outside of Canada, the United States, Australia and New Zealand, in which case we would become subject to taxation based on the foreign statutory rates in the countries where these sales take place and our effective tax rate could fluctuate accordingly.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
	(In thousands)
Consolidated statements of operations:
Net revenue	$1,000,839	$711,704	$452,898
Cost of goods sold	431,569	316,757	229,812

Gross profit	569,270	394,947	223,086

Operating expenses:
Selling, general and administrative expenses	282,312	212,784	136,161
Provision for impairment and lease exit costs	—	1,772	379

Income from operations	286,958	180,391	86,546
Other income (expense), net	2,500	2,886	164

Income before provision for income taxes	289,458	183,277	86,710
Provision for income taxes	104,494	61,080	28,429

Net income	184,964	122,197	58,281
Net income attributable to non-controlling interest	901	350	—

Net income attributable to lululemon athletica inc.	$184,063	$121,847	$58,281

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
	(% of net revenue)
Net revenue	100.0	100.0	100.0
Cost of goods sold	43.1	44.5	50.7

Gross profit	56.9	55.5	49.3

Operating expenses:
Selling, general and administrative expenses	28.2	29.9	30.1
Provision for impairment and lease exit costs	—	0.2	0.1

Income from operations	28.7	25.4	19.1
Other income (expense), net	0.2	0.4	0.1

Income before provision for income taxes	28.9	25.8	19.2
Provision for income taxes	10.4	8.6	6.3

Net income	18.5	17.2	12.9
Net income attributable to non-controlling interest	0.1	0.1	—

Net income attributable to lululemon athletica inc.	18.4	17.1	12.9

Comparison of Fiscal 2011 to Fiscal 2010

Net Revenue

Net revenue increased $289.1 million, or 41%, to $1,000.8 million in fiscal 2011 from $711.7 million in fiscal 2010. Assuming the average exchange rate between the Canadian and United States dollars and the Australian and United States dollars in fiscal 2010 remained constant, our net revenue would have increased $274.7 million, or 39%, in fiscal 2011.

The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores opened, sales from franchised stores that were reacquired during fiscal 2011 and the growth of our direct to consumer segment. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores.

Our net revenue on a segment basis for fiscal 2011 and fiscal 2010 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Fiscal Year Ended January 29, 2012 and January 30, 2011
	2011	2010	2011	2010
	(In thousands)		(Percentages)
Corporate-owned stores	$817,318	$591,031	81.7	83.0
Direct to consumer	106,313	57,348	10.6	8.1
Other	77,208	63,325	7.7	8.9

Net revenue	$1,000,839	$711,704	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $226.3 million, or 38%, to $817.3 million in fiscal 2011 from $591.0 million in fiscal 2010. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•

Comparable store sales increase of 22% in fiscal 2011 resulted in a $125.2 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 20%, or $114.2 million, in fiscal 2011;

•

Net revenue from corporate-owned stores we opened during fiscal 2011, and during fiscal 2010 prior to sales from such stores becoming part of our comparable stores base, contributed $94.6 million of the increase. Net new store openings in fiscal 2011 included three stores in Canada, 26 stores in the United States, seven in Australia, and one in New Zealand; and

•	The reacquisition of four U.S. franchise stores in fiscal 2011 contributed $6.5 million of the increase.

Direct to Consumer. Net revenue from our direct to consumer segment increased $49.0 million, or 85%, to $106.3 million in fiscal 2011 from $57.3 million in fiscal 2010. The increase in net revenue from our direct to consumer segment was a result of increasing traffic, conversion rates, and average order value on our e-commerce website.

Other. Net revenue from our other segment increased $13.9 million, or 22%, to $77.2 million in fiscal 2011 from $63.3 million in fiscal 2010. The increase was a result of increasing net revenue across most of our sales channels included in our other segment: wholesales, showrooms, warehouse sales and outlets. Net revenue from our franchise channel decreased due to the reacquisition of our remaining four remaining franchise stores in the United States, now included in our corporate-owned stores segment. Our other segment continues to grow year over year through new showroom locations, new wholesale partners and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we may have corporate-owned stores.

Gross Profit

Gross profit increased $174.3 million, or 44%, to $569.3 million in fiscal 2011 from $394.9 million in fiscal 2010. Increased net revenue as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, production, distribution and merchandising departments.

Gross profit, as a percentage of net revenue, or gross margin, increased 140 basis points, to 56.9% in fiscal 2011 from 55.5% in fiscal 2010. The increase in gross margin resulted primarily from:

•

a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 80 basis points;

•

strengthening of the Canadian and Australian dollars, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 70 basis points; and

•

a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 10 basis points.

The increase in gross margin was partially offset by a decrease in product margins, which contributed to a decrease in gross margin of 20 basis points. This was primarily a result of product cost pressures from raw materials and labour costs which were partially offset by strong sell through of merchandise with fewer markdowns and discounts than in fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including provision for impairment and lease exit costs, increased $67.8 million, or 32%, to $282.3 million in fiscal 2011 from $214.6 million in fiscal 2010. The increase in selling, general and administrative expenses was principally comprised of:

•

an increase in employee costs of $29.1 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, outlets and other, as well as an increase in wages as we invest in our employees;

•

an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $15.4 million incurred in order to position us for long-term growth;

•	an increase in other head office costs of $12.4 million as a result of the expansion of our business;

•	an increase in other costs, including occupancy costs and depreciation not included in cost of goods sold, of $7.0 million associated with new and existing corporate-owned stores, outlets and other;

•	an increase in variable store costs of $6.7 million as a result of increased sales volume from new and existing corporate-owned stores, outlets and other; and

•

an increase in administrative costs of $3.3 million related to our Australian business, in which we increased our investment significantly in the second quarter of fiscal 2010, which we now report on a consolidated basis.

The increase in selling, general and administrative expenses was partially offset by a decrease in administrative costs of $6.1 million related to our direct to consumer segment. This decrease was primarily associated with a reduction in professional fees resulting from bringing our e-commerce operations in-house in the first half of fiscal 2011, offset by higher costs associated with volume growth in this channel.

As a percentage of net revenue, selling, general and administrative expenses decreased 190 basis points, to 28.2% in fiscal 2011 from 30.1% in fiscal 2010.

We expect selling, general and administrative expenses to increase throughout fiscal 2012 as we add administrative and sales personnel and increase our infrastructure to support the growth in our store base.

Income from Operations

Income from operations increased $106.6 million, or 59%, to $287.0 million in fiscal 2011 from $180.4 million in fiscal 2010. The increase was a result of increased gross profit of $174.3 million, partially offset by increased selling, general and administrative costs of $67.8 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has be reclassified to conform to the current year classification.

Income from operations (before general corporate expenses) for fiscal 2011 and fiscal 2010 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Fiscal Year Ended January 29, 2012 and January 30, 2011
	2011	2010	2011	2010
	(In thousands)		(Percentages)
Corporate-owned stores	$298,974	$207,992	36.6	35.2
Direct to consumer	44,168	14,016	41.5	24.4
Other	21,225	17,059	27.5	26.9

Income from operations before general corporate expense	$364,367	$239,067

Corporate-Owned Stores. Net income from our corporate-owned stores segment increased $91.0 million, or 44%, to $299.0 million for fiscal 2011 from $208.0 million for fiscal 2010 primarily due to an increase of $137.2 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores. Income from operations as a percentage of corporate-owned stores revenue increased by 140 basis points primarily from leverage gained over fixed costs.

Direct to consumer. Net income from our direct to consumer segment increased $30.2 million, or 215%, to $44.2 million in fiscal 2011 from $14.0 million in fiscal 2010 due to increasing traffic and conversion rates on our e-commerce website. Income from operations as a percentage of direct to consumer revenue increased by 1710 basis points in fiscal 2011 compared to fiscal 2010 due to decreased professional fees paid as our e-commerce operations were brought in-house near the beginning of fiscal 2011. We discontinued our phone sales channel during fiscal 2011, and therefore our direct to consumer segment will only include e-commerce sales in future fiscal years.

Other. Net income from our other segment increased $4.2 million, or 24%, to $21.2 million in fiscal 2011 from $17.1 million in fiscal 2010. This increase was primarily the result of temporary locations open in the fourth quarter of fiscal 2011 and additional warehouse sales held during the fourth quarter of fiscal 2011 compared to fiscal 2010. This increase was also a result of increased income from strategic sales, showrooms and outlets, partially offset by decreased income from our franchise operating channel. We reacquired our four remaining franchised locations during the third quarter of fiscal 2011; as a result, income from operations from the reacquired stores is now included in our corporate-owned stores segment. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Income from operations also includes general corporate expenses. General corporate expenses increased $18.7 million, or 32%, to $77.4 million in fiscal 2011 from $58.7 million in fiscal 2010. This increase was primarily due to an increase in expenses related to our head office growth of $14.8 million, which was largely related to the growth of our information technology and human resources departments to support the growth of our business. Income from operations also increased as a result of increased stock-based compensation expense of $2.2 million, an increase in foreign exchange losses of $1.2 million, and increased depreciation and amortization expense of $0.5 million. The increase was partially offset by a decreased provision for impairment and lease exit costs of $1.8 million. General corporate expenses are expected to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our corporate-owned stores, franchises and other segments.

Other Income (Expense), Net

Other income (expense), net decreased $0.4 million, to $2.5 million in fiscal 2011 from $2.9 million in fiscal 2010. The decrease was primarily a result of re-measuring our 13 percent non-controlling equity investment in Australia immediately prior to obtaining control of the business, which led to a $1.8 million gain on investment in fiscal 2010. This was offset by increased interest income earned in fiscal 2011 compared to fiscal 2010 on our increased cash balances.

Provision for Income Taxes

Provision for income taxes increased $43.4 million, or 71%, to $104.5 million in fiscal 2011 from $61.1 million in fiscal 2010. In fiscal 2011, our effective tax rate was 36.1% compared to 33.3% in fiscal 2010. The higher effective tax rate was due to the proportional increase of taxable income in the United States in fiscal 2011 compared to taxable income in Canada which is taxed at a rate lower than the US statutory rate combined with the declining Canadian corporate tax rate. We expect this trend to continue as we expect to generate a higher proportion of our future taxable income in the United States.

We have not recorded deferred taxes on undistributed earnings and other temporary differences of our Canadian subsidiary which are considered to be indefinitely reinvested. If management’s intentions with respect to these undistributed earnings and other temporary differences were to change in the future, deferred taxes may need to be provided that could materially impact our financial results.

Net Income

Net income increased $62.2 million, or 51%, to $184.1 million in fiscal 2011 from $121.8 million in fiscal 2010. The increase in net income in fiscal 2011 was primarily due to a $174.3 million increase in gross profit resulting from sales growth at existing and additional corporate-owned stores opened during fiscal 2011 and increasing traffic on our e-commerce website, offset by an increase of $67.8 million in selling, general and administrative expenses, including provision for impairment and lease exit costs, an increase of $43.4 million in provision for income taxes, and a $0.4 million decrease in other income (expense), net.

Comparison of Fiscal 2010 to Fiscal 2009

Net Revenue

Net revenue increased $258.8 million, or 57%, to $711.7 million in fiscal 2010 from $452.9 million in fiscal 2009. Assuming the average exchange rate between the Canadian and United States dollars in fiscal 2009 remained constant, our net revenue would have increased $229.6 million, or 51%, in fiscal 2010.

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

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $197.6 million, or 50%, to $591.0 million in fiscal 2010 from $393.5 million in fiscal 2009. The following contributed to the $196.9 million increase in net revenue from our corporate-owned stores segment:

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

Other. Net revenue from our other segment increased $22.1 million, or 54%, to $63.3 million in fiscal 2010 from $41.2 million in fiscal 2009. There were increases in net revenue across most of our sales channels included in our other segment: wholesale, showrooms, warehouse sales and outlets. Net revenue from our franchise channel decreased due to our reacquisition of one franchised store in Canada and nine franchised stores in Australia. Our other segment continues to grow year over year through new showroom locations, new wholesale partners and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased 171.9 million, or 77%, to 394.9 million in fiscal 2010 from $223.1 million in fiscal 2009. The increase in gross profit was driven principally by increased net revenue as well as a strengthening Canadian dollar relative to the U.S. dollar, which improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

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

•	strengthening of the Canadian dollar, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed to an increase in gross margin of 140 basis points; and

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

We expect selling, general and administrative expenses to increase throughout fiscal 2011 as we add administrative and sales personnel and increase our infrastructure to support the growth in our store base and invest in our e-commerce website.

Income from Operations

Income from operations increased $93.8 million, or 108%, to $180.4 million in fiscal 2010 from $86.5 million in fiscal 2009. The increase of $93.8 million in income from operations for fiscal 2010 was primarily due to a $171.9 million increase in gross profit resulting from sales growth at existing and additional corporate-owned stores opened during fiscal 2010 and increasing traffic on our e-commerce website, offset by an increase of $78.0 million in selling, general and administrative expenses, including provision for impairment and lease exit costs.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has be reclassified to conform to the current year classification.

Income from operations (before general corporate expenses) for fiscal 2010 and fiscal 2009 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Fiscal Year Ended January 30, 2011 and January 31, 2010
	2010	2009	2010	2009
	(In thousands)		(Percentages)
Corporate-owned stores	$207,992	$113,428	35.2	28.8
Direct to consumer	14,016	5,394	24.4	29.5
Other	17,059	10,583	26.9	25.7

Income from operations before general corporate expense	$239,067	$129,405

Corporate-Owned Stores. Net income from our corporate-owned stores segment increased $94.6 million, or 83%, to $208.0 million for fiscal 2010 from $113.4 million for fiscal 2009 primarily due to an increase of $127.9 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores.

Direct to consumer. Net income from our direct to consumer segment increased $8.6 million, or 160%, to $14.0 million in fiscal 2010 from $5.4 million in fiscal 2009. Prior to the launch of our e-commerce website, our direct to consumer segment consisted only of phone sales. The addition of our e-commerce website near the beginning of fiscal 2009 has driven the increase in income from operations for our direct to consumer segment. Income from operations as a percentage of direct to consumer revenue decreased in fiscal 2010 compared to fiscal 2009 due to the introduction of promotional shipping and increased costs related to our digital strategy associated with this selling channel.

Other. Net income from our other segment increased $6.5 million, or 61%, to $17.1 million in fiscal 2010 from $10.6 million in fiscal 2009. Gross profit related to our other segment increased in fiscal 2010 from fiscal 2009 primarily due to a higher proportion of full margin sales channels in the current year, such as our showroom sales channel, than in the prior year. There was an increase in selling, general and administrative expenses as a result of opening and operating an increased number of showrooms in fiscal 2010 compared to fiscal 2009, which offset a portion of the gross profit increase.

Income from operations also includes general corporate expenses. General corporate expenses increased $15.8 million, or 37%, to $58.7 million in fiscal 2010 from $42.9 million in fiscal 2009 primarily due to an increase in expenses related to our head office growth of $12.1 million, as well as increased depreciation and amortization expense of $1.6 million, increased stock-based compensation expense of $1.0 million and increased provision for impairment and lease exist costs of $1.4 million. The increase was partially offset by increases in realized foreign exchange gains of $0.3 million. General corporate expenses are expected to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our corporate-owned stores, franchises and other segments.

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

Net Income

Net income increased $63.6 million, or 109%, to $121.8 million in fiscal 2010 from $58.3 million in fiscal 2009. The increase in net income of $63.6 million in fiscal 2010 was primarily due to a $171.9 million increase in gross profit resulting from sales growth at existing and additional corporate-owned stores opened during fiscal 2010 and increasing traffic on our e-commerce website, and a $2.7 million increase in other income (expense), net, offset by an increase of $78.0 million in selling, general and administrative expenses, including provision for impairment and lease exist costs, and an increase of $32.7 million in provision for income taxes.

Seasonality

In fiscal 2011, fiscal 2010, and fiscal 2009, we recognized a significant amount of our net revenue in the fourth quarter due to significant increases in sales during the holiday season. We recognized 37%, 36%, and 39%

of our full year gross profit in the fourth quarter in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Despite the fact that we have experienced a significant amount of our net revenue and gross profit in the fourth quarter of our fiscal year, we believe that the true extent of the seasonality or cyclical nature of our business may have been overshadowed by our rapid growth to date. As our expected growth rate slows, we believe that we will experience fourth quarter gross profits as a percentage of full year gross profits as high, or higher, than in the current year.

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

As of January 29, 2012, our working capital (excluding cash and cash equivalents) was $3.6 million and our cash and cash equivalents were $409.4 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
	(In thousands)
Total cash provided by (used in):
Operating activities	$203,615	$179,995	$117,960
Investing activities	(122,311)	(42,839)	(16,307)
Financing activities	15,364	13,699	(2,649)
Effect of exchange rate changes	(3,517)	5,858	3,772

Increase in cash and cash equivalents	$93,151	$156,713	$102,776

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, realized gains and losses on disposal of property and equipment, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts receivable, inventories, accounts payable and accrued expenses.

In fiscal 2011, cash provided by operating activities increased $23.6 million, to $203.6 million compared to cash provided by operating activities of $180.0 million in fiscal 2010. The increase was primarily a result of increased net income, an increase in items not affecting cash, and an increase in accrued liabilities, offset by increased inventory purchases. The net increase in items not affecting cash was primarily due to an increase in depreciation and amortization related to our increased store base, and an increase in stock-based compensation. The increase in accrued liabilities was primarily a result of increased sales tax collected as a result of our increased sales.

Depreciation and amortization relate almost entirely to leasehold improvements, furniture and fixtures, computer hardware and software, equipment and vehicles in our stores and other corporate buildings.

Depreciation and amortization increased $5.6 million to $30.3 million in fiscal 2011 from $24.6 million in fiscal 2010. Depreciation for our corporate-owned store segment was $18.5 million, $15.6 million, and $13.5 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Depreciation for our direct to consumer segment was $2.4 million, $0.2 million and $0.2 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Depreciation related to corporate activities was $9.4 million, $8.8 million, and $7.2 million fiscal 2011, fiscal 2010 and fiscal 2009, respectively. We have not allocated any depreciation to our other segment as these amounts to date have been immaterial.

Investing Activities

Investing Activities relate entirely to capital expenditures, investments in and advances to franchises, and acquisitions of franchises.

Cash used in investing activities increased $79.5 million, to $122.3 million in fiscal 2011 from $42.8 million in fiscal 2010. This increase in cash used in investing activities represents an increase in the number of new stores opened in fiscal 2011 compared to fiscal 2010, as well as our reacquisition of our remaining four franchised stores. Capital expenditures for our corporate-owned stores segment were $34.1 million in fiscal 2011 which included $21.9 million to open 41 corporate-owned stores and $14.5 million in fiscal 2010 which included $7.0 million to open 14 corporate-owned stores. The remaining capital expenditures for our corporate-owned stores segment in each period were for ongoing store refurbishment. Capital expenditures for our direct to consumer segment were $6.7 million and $4.6 in fiscal 2011 and fiscal 2010, respectively. Capital expenditures related to corporate activities and administration were $76.1 million and $11.2 million in fiscal 2011 and fiscal 2010, respectively. The increase in capital expenditures related to corporate activities and administration compared to fiscal 2010 was primarily due to the purchase of our principal executive and administrative offices for $65.1 million plus acquisition-related costs. The capital expenditures in each period for corporate activities and administration were for improvements at our head office and other corporate buildings as well as investments in information technology and business systems.

Capital expenditures are expected to range between $70 million to $75 million in fiscal 2012, including approximately $25 million for approximately 37 new stores and the remainder reflecting renovation capital for existing stores, information technology enhancements and other corporate activities.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities increased $1.7 million, to cash provided of $15.4 million in fiscal 2011 from cash used of $13.7 million in fiscal 2010.

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

Revolving Credit Facility

In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. The revolving credit facility must be repaid in full on demand and is available by way of prime loans in Canadian currency, U.S. base rate loans in U.S. currency, bankers’ acceptances, LIBOR based loans in U.S. currency or Euro currency, letters of credit in Canadian currency or U.S. currency and letters of guaranty in Canadian currency or U.S. currency. The revolving credit facility bears interest on the outstanding balance in accordance with the following: (i) prime rate for prime loans; (ii) U.S. base rate for U.S. based loans; (iii) a fee of 1.125% per annum on bankers’ acceptances; (iv) LIBOR plus 1.125% per annum for LIBOR based loans; (v) a 1.125% annual fee for letters of credit; and (vi) a 1.125% annual fee for letters of guaranty. Both lululemon usa inc. and lululemon FC USA inc., Inc. provided Royal Bank of Canada with guarantees and postponements of claims in the amounts of CDN$20.0 million with respect to lululemon athletica canada inc.’s obligations under the revolving credit facility. The revolving credit facility is also secured by all of our present and after acquired personal property, including all intellectual property and all of the outstanding shares we own in our subsidiaries. As of January 29, 2012, aside from the letters of credit and guarantees, we had $nil in borrowings outstanding under this credit facility.

Contractual Obligations and Commitments

Leases. We lease certain corporate-owned store locations, storage spaces, building and equipment under non-cancelable operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. Our leases expire at various dates between 2011 and 2021, excluding extensions at our option. A substantial number of our leases for corporate-owned store premises include renewal options and certain of our leases include rent escalation clauses, rent holidays and leasehold rental incentives, none of which are reflected in the following table. Most of our leases for corporate-owned store premises also include contingent rental payments based on sales volume, the impact of which also are not reflected in the following table. The following table summarizes our contractual arrangements as of January 29, 2012, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Operating Leases (minimum rent)	$270,783	$46,020	$45,569	$44,915	$41,847	$37,129	$55,303

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of January 29, 2012, letters of credit and letters of guarantee totaling $1.5 million have been issued.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition. Net revenue is comprised of corporate-owned store net revenue, direct to consumer sales through www.lululemon.com, and other net revenue, which includes, franchise royalties as well as sales of products to franchisees, sales to wholesale accounts, warehouse sales and sales from company-operated showrooms, in each case, net of an estimated allowance for sales returns and discounts. Sales to customers through corporate-owned stores and company-operated showrooms are recognized at the point of sale, net of an estimated allowance for sales returns. Direct to consumer sales are recognized when goods are shipped and collection is reasonably assured, net of an estimated allowance for sales returns. Other net revenue related to franchise royalties are recognized when earned, in accordance with the terms of the franchise/license agreements. Royalties are based on a percentage of the franchisees’ sales and recognized when those sales occur. Other net revenue related to warehouse sales is recognized when these sales occur. Amounts billed to customers for shipping and handling are recognized at the time of shipment.

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

Revenue from our gift cards are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in “Unredeemed gift card liability” on the consolidated balance sheets. There are no expiration dates on our gift cards, and lululemon does not charge any service fees that cause a decrement to customer balances.

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

We periodically review our inventories and make provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the book cost of the inventory and its estimated market value based upon assumptions about future demands, selling prices and market conditions. In addition, as part of inventory valuations, we provide for inventory shrinkage based on historical trends from actual physical inventories. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. We perform physical inventory counts throughout the year and adjust the shrink provision accordingly. In fiscal 2011, we wrote-off $3.1 million of inventory and in fiscal 2010 we wrote-off $1.0 million of inventory.

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

We file income tax returns in the United States, Canada and various foreign and state jurisdictions. We are subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as a selling, general and administrative expense. At January 29, 2012, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Our intercompany transfer pricing policies are currently subject to audits by various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.

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

Stock-Based Compensation. We account for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. Our calculation of stock-based compensation requires us to make a number of complex and subjective estimates and assumptions, including future forfeitures, stock price volatility, expected life of the options and related tax effects. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards, size of option holder group and anticipated employee retention. Actual results may differ substantially from these estimates. Expected volatility of the stock is based on our review of companies we believe of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record. For awards with service and/or performance conditions, the total amount of compensation expense to be recognized is based on the number of awards that are expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, we recognize the compensation expense over the requisite service period as determined by a range of probability weighted outcomes. For awards with market and or performance conditions, all compensation expense is recognized if it is probable that the underlying market or performance conditions will be fulfilled. Certain employees are entitled to share-based awards from one of our principal stockholders. These awards are accounted for as employee compensation expense in accordance with the above noted policies.

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

In September 2011, the FASB amended ASC Topic 350 Intangibles—Goodwill and Other (“ASC 350”) to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, a company would not be required to calculate the fair value of a reporting unit unless the company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for a company to consider in conducting the qualitative assessment. This guidance is effective for annual periods beginning on or after December 15, 2011. The Company will adopt the amendment in the first quarter of fiscal 2012 and expects no material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk. We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of January 29, 2012, we operated 47 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during fiscal 2011, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $15.4 million in fiscal 2011 and approximately $11.3 million in fiscal 2010. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.4 million in fiscal 2011 and $0.1 million in fiscal 2010. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk. In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 29, 2012, we had no outstanding borrowings under our revolving facility. We had small outstanding balances under our revolving facility during fiscal 2011 as we built inventory and working capital for the holiday selling season, but we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of lululemon athletica inc. as at January 29, 2012 and January 30, 2011, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC

March 21, 2012

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 29, 2012	January 30, 2011
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$409,437	$316,286
Accounts receivable	5,202	9,116
Inventories	104,097	57,469
Prepaid expenses and other current assets	8,357	6,408

	527,093	389,279
Property and equipment, net	162,941	70,954
Goodwill and intangible assets, net	31,872	27,112
Deferred income taxes	8,587	7,894
Other non-current assets	4,141	4,063

	$734,634	$499,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,536	$6,659
Accrued liabilities	34,535	25,266
Accrued compensation and related expenses	22,875	16,872
Income taxes payable	8,720	18,399
Unredeemed gift card liability	22,773	18,168

	103,439	85,364
Other non-current liabilities	25,014	19,645

	128,453	105,009

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 33,412 and 35,636	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 33,412 and 35,636	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 110,135 and 106,756	551	534
Additional paid-in capital	205,557	179,870
Retained earnings	373,719	189,656
Accumulated other comprehensive income	21,549	20,329

	601,376	390,389

Non-controlling interest	4,805	3,904

	$734,634	$499,302

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
	(Amounts in thousands, except per share amounts)
Net revenue	$1,000,839	$711,704	$452,898
Cost of goods sold	431,569	316,757	229,812

Gross profit	569,270	394,947	223,086
Operating expenses:
Selling, general and administrative expenses	282,312	212,784	136,161
Provision for impairment and lease exit costs	—	1,772	379

Income from operations	286,958	180,391	86,546
Other income (expense), net	2,500	2,886	164

Income before provision for income taxes	289,458	183,277	86,710
Provision for income taxes	104,494	61,080	28,429

Net income	184,964	122,197	58,281
Net income attributable to non-controlling interest	901	350	—
Net income attributable to lululemon athletica inc.	$184,063	$121,847	$58,281

Net basic earnings per share	$1.29	$0.86	$0.41
Net diluted earnings per share	$1.27	$0.85	$0.41
Basic weighted-average number of shares outstanding	143,196	141,720	140,502
Diluted weighted-average number of shares outstanding	145,278	143,858	141,898

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exchangeable Stock		Special Voting Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interest	Total
	(Amounts in thousands)
Balance at February 1, 2009	39,034	$—	39,034	$—	100,844	$504	$155,961	$9,528	$(11,151)	$154,842	$—	$154,842
Comprehensive income:
Net income attributable to lululemon athletica inc.								58,281		58,281		58,281
Foreign currency translation adjustment									17,018	17,018		17,018

Comprehensive income										75,299		75,299
Stock-based compensation							5,616			5,616		5,616
Excess tax benefit from stock-based compensation							(3,858)			(3,858)		(3,858)
Common stock issued upon exchange of exchangeable shares	(268)	—	(268)	—	268	1	(1)			—		—
Restricted stock issuance					30	—	—			—		—
Stock option exercises					1,110	6	1,203			1,209		1,209

Balance at January 31, 2010	38,766	$—	38,766	$—	102,252	$511	$158,921	$67,809	$5,867	$233,108	$—	$233,108
Net income attributable to lululemon athletica inc.								121,847		121,847		121,847
Foreign currency translation adjustment									14,462	14,462		14,462

Comprehensive income										136,309		136,309
Stock-based compensation							7,273			7,273		7,273
Excess tax benefit from stock-based compensation							7,863			7,863		7,863
Common stock issued upon exchange of exchangeable shares	(3,130)	—	(3,130)	—	3,130	16	(16)			—		—
Restricted stock issuance					12	—	—			—		—
Stock option exercises					1,362	7	5,829			5,836		5,836
Non-controlling interest:
Non-controlling interests recognized on acquisition											3,554	3,554
Net income attributable to non-controlling interests											350	350

Balance at January 30, 2011	35,636	$—	35,636	$—	106,756	$534	$179,870	$189,656	$20,329	$390,389	$3,904	$394,293

Net income attributable to lululemon athletica inc.								184,063		184,063		184,063
Foreign currency translation adjustment									1,220	1,220		1,220

Comprehensive income										185,283		185,283
Stock-based compensation							10,340			10,340		10,340
Excess tax benefit from stock-based compensation							5,750			5,750		5,750
Common stock issued upon exchange of exchangeable shares	(2,224)	—	(2,224)	—	2,224	11	(11)			—		—
Restricted stock issuance					4	—	—			—		—
Stock option exercises					1,151	6	9,608			9,614		9,614
Non-controlling interest:
Net income attributable to non-controlling interests											901	901

Balance at January 29, 2012	33,412	$—	33,412	$—	110,135	$551	$205,557	$373,719	$21,549	$601,376	$4,805	$606,181

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
	(Amounts in thousands)
Cash flows from operating activities
Net income attributable to lululemon athletica inc	$184,063	$121,847	$58,281
Net income attributable to non-controlling interest	901	350	—

Net income	184,964	122,197	58,281
Items not affecting cash
Depreciation and amortization	30,259	24,614	20,832
Stock-based compensation	10,340	7,273	5,616
Provision for impairment and lease exit costs	—	1,772	379
Derecognition of unredeemed gift card liability	(1,775)	(1,406)	(2,183)
Deferred income taxes	(693)	11,234	387
Excess tax benefits from stock-based compensation	(5,750)	(7,863)	3,858
Gain on investment	—	(1,792)	—
Other, including net changes in other non-cash balances	(13,730)	23,966	30,790

Net cash provided by operating activities	203,615	179,995	117,960
Cash flows from investing activities
Purchase of property and equipment	(116,657)	(30,357)	(15,497)
Investment in and advances to franchise	—	—	(810)
Acquisition of franchises	(5,654)	(12,482)	—

Net cash used in investing activities	(122,311)	(42,839)	(16,307)
Cash flows from financing activities
Proceeds from exercise of stock options	9,614	5,836	1,209
Excess tax benefits from stock-based compensation	5,750	7,863	(3,858)

Net cash provided by (used in) financing activities	15,364	13,699	(2,649)
Effect of exchange rate changes on cash	(3,517)	5,858	3,772

Increase in cash and cash equivalents	93,151	156,713	102,776
Cash and cash equivalents, beginning of year	$316,286	$159,573	$56,797

Cash and cash equivalents, end of year	$409,437	$316,286	$159,573

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts and store count information, unless otherwise indicated)

1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” or “LAI” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, and a network of wholesale accounts. The Company’s primary markets are Canada, the United States, Australia, and New Zealand, where 47, 108, 18, and 1 corporate-owned store(s), respectively, were in operation as at January 29, 2012. There were 174, 133, and 110 corporate-owned stores in operation as at January 29, 2012, January 30, 2011, and January 31, 2010, respectively.

Basis of presentation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company and its subsidiary companies during the three-year period ended January 29, 2012. The consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles (“GAAP”).

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

The Company’s fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2011, 2010 and 2009 ended on January 29, 2012, January 30, 2011, and January 31, 2010, respectively.

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

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts and landlord deferred lease inducements. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable and is reviewed monthly. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As at January 29, 2012, January 30, 2011 and January 31, 2010 the Company recorded an insignificant allowance for doubtful accounts.

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

Impairment of long-lived assets

Long-lived assets, including intangible assets with finite lives, held for use are evaluated for impairment when the occurrence of events or a change in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their carrying value to the estimated undiscounted future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in income in the period that the impairment is determined. Long-lived assets, including intangible assets with finite lives, held for sale are reported at the lower of the carrying value of the asset and fair value less cost to sell. Any write-downs to reflect fair value less selling cost is recognized in income when the asset is classified as held for sale. Gains or losses on assets held for sale and asset dispositions are included in provision for impairment and lease exit costs.

Leased property and equipment

The Company leases corporate-owned stores and distribution centers and administrative offices. Minimum rental payments, including any fixed escalation of rental payments and rent premiums, are amortized on a straight-line basis over the life of the lease beginning on the possession date. Rental costs incurred during a construction period, prior to store opening, are recognized as rental expense. The difference between the recognized rental expense and the total rental payments paid is reflected on the consolidated balance sheet as a deferred lease liability or a prepaid lease asset.

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

Deferred revenue

Receipts from the sale of gift cards are treated as deferred revenue. Amounts received in respect of gift cards are recorded as unredeemed gift card liability. When gift cards are redeemed for apparel, the Company recognizes the related revenue.

Revenue recognition

Net revenue includes sales of apparel to customers through corporate-owned and operated retail stores, direct to consumer through www.lululemon.com, sales through a network of wholesale accounts, and sales from company-operated showrooms.

Sales to customers through corporate-owned retail stores are recognized at the point of sale, net of an estimated allowance for sales returns.

Sales of apparel to customers through the Company’s retail internet site are recognized when goods are shipped, net of an estimated allowance for sales returns.

Sales of apparel to wholesale accounts are recognized when goods are shipped and collection is reasonably assured.

All revenue is reported net of sales taxes collected for various governmental agencies.

Revenue from the Company’s gift cards is recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in “Unredeemed gift card liability” on the consolidated balance sheets. There are no expiration dates on the Company’s gift cards, and lululemon does not charge any service fees that cause a decrement to customer balances.

While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Net revenue.” For the years ended January 29, 2012, January 30, 2011 and January 31, 2010, net revenue recognized on unredeemed gift card balances was $1,775, $1,406, and $2,183, respectively.

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

The Company provides for taxes at the rate applicable for the appropriate tax jurisdiction. Because present intentions are to reinvest the unremitted earnings into foreign operations, the Company does not provide U.S. income taxes on unremitted earnings of foreign subsidiaries. Management periodically assesses the need to utilize these unremitted earnings to finance foreign operations. This assessment is based on cash flow projections that are the result of estimates of future production, fiscal requirements by tax jurisdiction of our operations and operational and fiscal objectives by tax jurisdiction for our operations. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.

The Company files income tax returns in the United States, Canada and various foreign and state jurisdictions. The Company is subject to income tax examination by tax authorities in all jurisdictions from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as a selling, general and administrative expense. At January 29, 2012, the Company does not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Intercompany transfer pricing policies are currently subject to audits by various foreign tax jurisdictions. Although management believes that the Company’s intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in the Company’s income tax provisions and accruals.

Currency translation

The functional currency for each entity included in these consolidated financial statements that is domiciled outside of the United States (the foreign entities) is the applicable local currency. Assets and liabilities of each foreign entity are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in other comprehensive income or loss, which is a component of accumulated other comprehensive income included in stockholders’ equity.

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

The aggregate foreign exchange gains (losses) included in income amount to $(759), $477, and $174 for the years ended January 29, 2012, January 30, 2011, and January 31, 2010, respectively.

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

Earnings per share

Earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders for the period by the diluted weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options and performance share units using the treasury stock method.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period.

Recently issued accounting standards

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

In September 2011, the FASB amended ASC Topic 350 Intangibles—Goodwill and Other (“ASC 350”) to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, a company would not be required to calculate the fair value of a reporting unit unless the company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for a company to consider in conducting the qualitative assessment. This guidance is effective for annual periods beginning on or after December 15, 2011. The Company will adopt the amendment in the first quarter of fiscal 2012 and expects no material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2011 presentation.

3 INVENTORIES

	January 29, 2012	January 30, 2011
Finished goods	$105,462	$59,138
Raw materials	2,531	1,913
Provision for obsolescence and shrink	(3,896)	(3,582)

	$104,097	$57,469

4 PROPERTY AND EQUIPMENT

	January 29, 2012	January 30, 2011
Land	$60,014	$—
Buildings	5,018	—
Leasehold improvements	113,931	84,773
Furniture and fixtures	22,512	17,940
Computer hardware and software	51,657	34,581
Equipment and vehicles	1,285	1,038
Accumulated amortization and depreciation	(91,476)	(67,378)

	$162,941	$70,954

Included in the cost of property and equipment are capitalized software costs of $14,150 and $17,252 at January 29, 2012 and January 30, 2011, respectively, associated with internally developed software.

Depreciation expense related to property and equipment was $28,709, $23,549 and $19,758 for the years ended January 29, 2012, January 30, 2011, and January 31, 2010, respectively.

5 GOODWILL AND INTANGIBLE ASSETS

	January 29, 2012	January 30, 2011
Goodwill	$23,609	$18,437
Changes in foreign currency exchange rates	2,727	1,837

	26,336	20,274

Intangibles—reacquired franchise rights	$10,709	$10,709
Non-competition agreements	694	694
Accumulated amortization	(7,676)	(6,355)
Changes in foreign currency exchange rates	1,809	1,790

	5,536	6,838

Total goodwill and intangibles	$31,872	$27,112

Amortization expense related to intangible assets was $1,311, $1,065, and $1,074 for the years ended January 29, 2012, January 30, 2011, and January 31, 2010, respectively. The estimated aggregate amortization expense is as follows:

Fiscal Year
2012	$1,327
2013	1,145
2014	1,011
2015	895
2016	809
Thereafter	349

$5,536

During September 2011, the Company reacquired in asset purchase transactions four franchised stores for a total cash consideration of $5,654 plus working capital adjustments of $170. Included in the Company’s consolidated statements of operations for the year ended January 29, 2012 are the results of the reacquired franchised stores from the dates of acquisition to January 29, 2012.

The following table summarizes the preliminary fair values of the net assets acquired as of January 29, 2012:

Inventory	$617
Prepaid and other assets	24
Property and equipment	239
Goodwill	5,168

Total assets acquired	6,048
Unredeemed gift card liability	224

Total liabilities assumed	224

Total identifiable net assets	$5,824

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

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on February 1, 2009:

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Net revenue	$1,000,839	$716,328	$463,506
Income from operations	$286,958	$180,832	$85,854

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

The acquisition of the franchised stores is part of management’s vertical retail growth strategy. The reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives. Goodwill is reviewed for impairment annually, or as events occur or circumstances arise which may reduce the fair value of goodwill below carrying value. The weighted-average remaining useful lives of the reacquired franchise rights was 4.25 as at January 29, 2012 and 5.24 years as at January 30, 2011.

6 ACCRUED LIABILITIES

	January 29, 2012	January 30, 2011
Inventory purchases	$9,648	$11,925
Sales tax collected	12,740	4,505
Accrued rent	5,343	2,750
Other	6,804	6,086

	$34,535	$25,266

7 OTHER NON-CURRENT LIABILITIES

	January 29, 2012	January 30, 2011
Deferred lease liability	$15,302	$13,129
Tenant Inducements	9,712	6,516

	$25,014	$19,645

8 LONG-TERM DEBT AND CREDIT FACILITIES

In April 2007, the Company executed a credit facility with a lending institution that provided for a CDN$20,000 uncommitted demand revolving credit facilities to fund the working capital requirements of the Company. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the Company.

Borrowings under the credit facility can be made either as i) Revolving Loans—Revolving loan borrowings will bear interest at a rate equal to the Bank’s CDN$ or USD$ annual base rate (defined as zero% plus the lender’s annual prime rate) per annum, ii) Offshore Loans—Offshore rate loan borrowings will bear interest at a rate equal to a base rate based upon LIBOR for the applicable interest period, plus 1.125 percent per annum, iii) Bankers Acceptances—Bankers acceptance borrowings will bear interest at the bankers acceptance rate plus 1.125 percent per annum and iv) Letters of Credit and Letters of Guarantee—Borrowings drawn down under letters of credit or guarantee issued by the banks will bear a 1.125 percent per annum fee.

At January 29, 2012, there were no borrowings outstanding under this credit facility. As well, at January 29, 2012, letters of credit totaling USD$nil and guarantees totaling USD$1,466 had been issued under the facility, which reduced the amount available by a corresponding amount.

9 STOCKHOLDERS’ EQUITY

Authorized share capital

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

The holders of the exchangeable shares have dividend and liquidation rights equivalent to those of holders of the common shares of the Company. The exchangeable shares can be converted on a one for one basis by the holder at any time into common shares of the Company plus a cash payment for any accrued and unpaid dividends. Holders of exchangeable shares are entitled to the same or economically equivalent dividend as declared on the common stock of the Company. The exchangeable shares are non-voting. The Company has the right to convert the exchangeable shares into common shares of the Company at any time after the earlier of July 26, 2047, the date on which less than 4,188 exchangeable shares are outstanding or in the event of certain events such as a change in control.

10 STOCK-BASED COMPENSATION

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

In July 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”). The 2007 Plan provides for the grants of stock options, stock appreciation rights, performance share units, restricted stock or restricted stock units to employees (including officers and directors who are also employees) of the Company. The majority of stock options granted to date have a four-year vesting period and vest at a rate of 25% each year on the anniversary date of the grant. Performance share units issued under the 2007 Plan generally vest three years from the grant date and restricted stock issued under the 2007 Plan vest one year from the grant date. To date, 90 shares of restricted stock have been issued under the 2007 Plan to certain directors and consultants of the Company.

The Company’s policy is to issue shares upon the exercise of Company options from treasury. Any shares issued to employees related to stockholder sponsored plans are provided by the principal stockholder and are not issued from treasury or repurchased by the Company.

Stock-based compensation expense charged to income for the plans was $10,340, $7,273 and $5,616 for the years ended January 29, 2012, January 30, 2011, and January 31, 2010, respectively.

Total unrecognized compensation cost for all stock option plans was $18,619 as at January 29, 2012, which is expected to be recognized over a weighted-average period of 2.2 years, and was $15,399 as at January 30, 2011 over a weighted-average period of 2.7 years.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Share Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees at a 25% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 6,000 shares. During the year ended January 29, 2012, 18 shares were purchased under the ESPP, which were funded by the Company through open market purchases.

Stockholder sponsored stock options

On December 1, 2005, LIPO and LIPO USA each granted 10,592 Class A options with an exercise price of CDN$0.000005 and an expiry date of December 31, 2009 and 22,124 Class B options with an expiry date of December 31, 2010, respectively, prior to the reorganization. The LIPO and LIPO USA Class B options originally had exercise prices of CDN$0.495 and $0.005, respectively. Each Class A option and each Class B option entitled the holder to acquire one share of common stock of LIPO and LIPO USA respectively.

While all of the Class A options of both companies vested on December 5, 2005 and were immediately exercised, 7,098 of the common shares of LIPO and LIPO USA issued were designated as forfeitable. These forfeitable shares were considered to be non-vested for accounting purposes and were considered not to be earned as of December 5, 2005. These non-vested shares became non-forfeitable over a four-year requisite service period to December 5, 2009. In addition, on December 5, 2005, 4,478 of the Series B options vested, with the remaining options vesting over a five-year period ending December 5, 2010.

In connection with the reorganization of the Company, modifications were made to the LIPO and LIPO USA plans. The 10,570 LIPO Class A awards and the 8,222 vested LIPO Class B awards were exchanged for a total of 3,920 exchangeable shares of the Company through a series of transactions. At the time of the reorganization, 2,836 of the new awards were considered to be vested and the remaining 1,082 new awards were considered to be unvested. The unvested exchangeable shares are held in trust by the principal stockholder and are subject to the same vesting schedule as the original LIPO award.

The following table summarizes the shares granted under the stockholder sponsored plan. Amounts are presented on a post reorganization basis.

	Number of Exchangeable Shares	Number of LIPO USA Shares
Unvested balance at February 1, 2009	76	16
Granted	—	—
Vested	76	16
Cancelled	—	—

Non-forfeitable balance at January 31, 2010	—	—
Granted	—	—
Vested	—	—
Cancelled	—	—

Non-forfeitable balance at January 30, 2011	—	—

Granted	—	—
Vested	—	—
Cancelled	—	—

Non-forfeitable balance at January 29, 2012	—	—

The total unrecognized compensation cost related to shares was $nil at January 29, 2012.

The following table summarizes the LIPO USA options granted under the stockholder sponsored plan. Amounts are presented on a post reorganization basis and are shown in lululemon share equivalents.

	Number of LIPO USA Options	Weighted- Average Exercise Price
Unvested balance at February 1, 2009	582	$0.005
Granted	—	—
Vested	368	$0.005
Cancelled	—	$0.005

Unvested balance at January 31, 2010	214	$0.005

Granted	—	—
Vested	214	$0.005
Cancelled	—	$0.005

Unvested balance at January 30, 2011	—	$—

Granted	—	—
Vested	—	—
Cancelled	—	—

Unvested balance at January 29, 2012	—	$—

The total unrecognized compensation cost related to LIPO USA options was $nil at January 29, 2012.

The Company records compensation expense for shares issued under the stockholder sponsored awards, over the requisite service periods.

The vesting schedule of the stockholder sponsored awards in lululemon share equivalents is as follows:

	Exchangeable Shares	LIPO USA Shares	LIPO USA Options
December 5, 2005	1,576	174	210
December 5, 2006	1,262	120	192
December 5, 2007	552	120	786
December 5, 2008	398	86	786
December 5, 2009	132	28	630
December 5, 2010	—	—	364
December 5, 2011	—	—	—

Total	3,920	528	2,950

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

The total fair value of awards under the stockholder sponsored plans that vested during the years ended January 29, 2012, January 30, 2011 and January 31, 2010 was $nil, $261, and $464 , respectively.

Company stock options and performance share units

A summary of the Company’s stock options, performance share units and restricted shares activity as of January 29, 2012, January 30, 2011, and January 31, 2010, and changes during the years then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Number of Performance Share Units	Weighted- Average Grant Fair Value	Number of Restricted Shares	Weighted- Average Grant Fair Value
Balance at February 1, 2009	3,809	$5.42	—	$—	18	$12.02
Granted	1,917	7.40	—	—	30	6.92
Exercised	1,113	1.12	—	—	18	12.02
Forfeited	226	11.79	—	—	—	—

Balance at January 31, 2010	4,387	$7.04	—	$—	30	$6.92
Granted	501	25.23	183	20.94	11	19.37
Exercised	1,369	4.38	—	—	29	7.66
Forfeited	249	8.72	9	20.61	4	6.92

Balance at January 30, 2011	3,270	$10.83	174	$20.96	8	$21.22
Granted	183	45.47	231	40.99	9	47.74
Exercised	1,150	8.36	—	—	—	—
Forfeited	50	16.62	21	41.00	1	60.54

Balance at January 29, 2012	2,253	$14.77	384	$31.90	16	$33.96

The Company’s performance share units are awarded to eligible employees and entitle the grantee to receive a maximum of 1.5 shares of common stock per performance share unit if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of performance share units is based on the closing price of the Company’s common stock on the award date. Expense for performance share units is recognized when it is probable the performance goal will be achieved.

The following table summarizes information about stock options outstanding and exercisable at January 29, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)
$0.25 – $0.30	143	$0.29	4.9	143	$0.29	4.9
$3.49 – $9.00	655	4.98	4.6	103	6.55	5.5
$9.46 – $14.60	747	11.96	6.7	262	11.59	6.9
$16.16 – $25.23	335	18.80	5.4	137	17.73	5.5
$33.50 – $57.25	373	39.51	6.1	47	34.33	5.9

	2,253	$14.77	5.7	692	$11.27	6.0

Intrinsic Value	$111,207			$36,572

As of January 29, 2012, the unrecognized compensation cost related to these options was $10,387, which is expected to be recognized over a weighted-average period of 2.4 years; and the total aggregate intrinsic value for stock options outstanding and exercisable was $36,572. The intrinsic value of stock options exercised during the years ended January 29, 2012, January 30, 2011, and January 31, 2010 was $42,783, $28,463, and $8,093. The weighted-average grant date fair value of options granted during the years ended January 31, 2011, January 30, 2011, and January 31, 2010 was $22.51, $25.66, and $8.07, respectively.

The fair value of options with service conditions was determined at the date of grant using the Black-Scholes model. Expected volatilities are based on a review of a peer group of publicly traded apparel retailers. The expected term of options with service conditions is the simple average of the term and the requisite service period as stated in the respective option contracts. The risk-free interest rate is the Federal Reserve federal funds rate. The following assumptions were used in calculating the fair value of stock options issued in fiscal 2011:

lululemon athletica inc.
Dividend yield	0%
Expected volatility	64.65%
Risk-free interest rate	0.72%
Weighted-average life	4.06 years

11 EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Net income	$184,964	$122,197	$58,281
Net income attributable to non-controlling interest	901	350	—

Net income attributable to lululemon athletica inc	$184,063	$121,847	$58,281
Basic weighted-average number of shares outstanding	143,196	141,720	140,502
Effect of stock options assumed exercised	2,082	2,138	1,396

Diluted weighted-average number of shares outstanding	145,278	143,858	141,898

Net basic earnings per share	$1.29	$0.86	$0.41
Net diluted earnings per share	$1.27	$0.85	$0.41

12 COMMITMENTS AND CONTINGENCIES

The Company has obligations under operating leases for its office, distribution centers and corporate-owned store premises in Canada, the United States, Australia, New Zealand and Hong Kong. As of January 29, 2012, the lease terms of various leases are from two to 10 years. A substantial number of the Company’s leases for corporate-owned store premises include renewal options and certain of the Company’s leases include rent escalation clauses, rent holidays and leasehold rental incentives. Certain of the Company’s leases for corporate-owned store premises also include contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitment in respect of corporate-owned stores that have not yet opened but for which lease agreements have been executed.

Fiscal Year
2012	$46,020
2013	45,569
2014	44,915
2015	41,847
2016	37,129
Thereafter	55,303

Rent expense for the years ended January 29, 2012, January 30, 2011, and January 31, 2010 was $67,117, $53,071, and $41,639, respectively, under operating lease agreements, consisting of minimum rental expense of $43,795, $36,754, and $29,607, respectively, and contingent rental amounts of $23,322, $16,317, and $12,032, respectively.

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the Company’s continued financial position, results of operations or cash flows.

13 RELATED PARTY BALANCES AND TRANSACTIONS

The Company entered into the following transactions with related parties:

	January 29, 2012	January 30, 2011	January 30, 2011
Payments to related parties
Occupancy costs for one corporate-owned store	$134	$100	$63
Consulting fees	$305	$31	$120

During the year ended January 30, 2011, the Company’s principal stockholder increased his interest from 50% to 100% in a company that leases retail space to one corporate-owned store. Consulting fees were paid to a relative of our principal stockholder.

14 SUPPLEMENTAL CASH FLOW INFORMATION

Other, including changes in non-cash working capital items:

	January 29, 2012	January 30, 2011	January 31, 2010
(Increase) decrease in receivables	$3,743	$(541)	$(3,974)
Increase in deferred lease inducements received	2,905	1,934	675
(Increase) decrease in prepaid expenses and other current assets	(2,400)	(2,902)	(225)
(Increase) decrease in inventories	(46,072)	(7,954)	11,296
Increase (decrease) in trade accounts payable	7,861	(5,167)	6,025
Increase (decrease) in accrued liabilities	1,027	5,589	(4,857)
Increase in sales tax collected	8,232	1,811	1,077
Increase in other non-cash balances	14,925	16,267	14,887
Increase (decrease) in income taxes payable	(3,951)	14,929	5,886

	$(13,730)	$23,966	$30,790

Cash paid for income taxes	$85,633	$30,968	$27,719
Interest paid	$501	$424	$157

15 INCOME TAXES

The Company files income tax returns in the U.S., Canada and various foreign, state and provincial jurisdictions. The Company is subject to income tax examination by tax authorities in all jurisdictions from its inception to date. The 2008 to 2011 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2007 tax year is still open for certain state tax authorities. The 2007 to 2011 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a selling, general and administrative expense. At January 29, 2012, the Company does not have any significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company’s intercompany transfer pricing policies are currently subject to audits by the various foreign tax jurisdictions. Although the Company believes that its intercompany transfer pricing policies and tax positions are fully supportable, the final determination of tax audits or potential tax disputes may be different from that which is reflected in the Company’s income tax provisions and accruals.

The provision for income taxes consists of the following:

	January 29, 2012	January 30, 2011	January 31, 2010
Federal income tax at statutory rate	35.0%	35.0%	35.0%

Non-deductible compensation expense	0.8	0.8	1.5
U.S. state taxes	2.8	1.7	0.3
Foreign tax rate differential	(3.4)	(4.0)	(3.8)
Permanent and other	0.9	(0.2)	(0.2)

Provision for income taxes	36.1%	33.3%	32.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 29, 2012 and January 30, 2011 are presented below:

	January 29, 2012	January 30, 2011
Deferred tax assets/(liabilities)
Net operating loss carryforward	$655	$472
Foreign tax credits	—	672
Property and equipment	(6,957)	(734)
Deferred lease liability	5,825	4,896
Lease exit costs	957	92
Stock-based compensation	2,171	1,567
Inventory	1,230	168
Tenant inducements	3,505	—
Other	1,201	761

	$8,587	$7,894

The Company’s current and deferred taxes from federal, state and foreign sources were as follows:

	January 29, 2012	January 30, 2011	January 31, 2010
Current taxes
Federal	$45,623	$9,476	$3,621
State	8,438	2,435	243
Foreign	51,126	37,935	25,965

Total current	105,187	49,846	29,829

Deferred taxes
Federal	$73	$11,182	$(2,030)
State	12	635	—
Foreign	(778)	(583)	630

Total deferred	(693)	11,234	(1,400)

Provision for income taxes	$104,494	$61,080	$28,429

U.S. income and foreign withholding taxes have not been provided on approximately CDN $283,607 at January 29, 2012 of cumulative undistributed earnings of foreign subsidiaries and equity investees. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

16 SEGMENTED FINANCIAL INFORMATION

The Company applies ASC Topic 280, Segment Reporting (“ASC 280”), in determining reportable segments for financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company’s reportable segments are comprised of corporate-owned stores, direct to consumer and other. Direct to consumer includes sales from the Company’s e-commerce website. Franchise sales, wholesale, showrooms sales and outlet sales have been combined into other. The Company has reviewed its general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification. Information for these segments is detailed in the table below:

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Net revenue
Corporate-owned stores	$817,318	$591,031	$393,451
Direct to Consumer	106,313	57,348	18,257
Other	77,208	63,325	41,190

	$1,000,839	$711,704	$452,898

Income from operations before general corporate expense
Corporate-owned stores	$298,974	$207,992	$113,428
Direct to Consumer	44,168	14,016	5,394
Other	21,225	17,059	10,583

	$364,367	$239,067	$129,405
General corporate expense	77,409	58,676	42,859

Income from operations	286,958	180,391	86,546
Other income (expense), net	2,500	2,886	164

Income before income taxes	$289,458	$183,277	$86,710

Capital expenditures
Corporate-owned stores	$34,117	$14,536	$10,172
Direct to consumer	6,724	4,626	—
Corporate	76,055	11,195	5,325

	$116,896	$30,357	$15,497

Depreciation and amortization
Corporate-owned stores	$18,526	$15,592	$13,475
Direct to consumer	2,377	190	155
Corporate	9,356	8,832	7,202

	$30,259	$24,614	$20,832

The intercompany wholesale sales of $66,824, $10,188, and $5,504 for the years ended January 29, 2012, January 30, 2011, and January 31, 2010 respectively, have been excluded from the net revenue in the Other reportable segment. In addition, the income from operations reported included in the segment results for Other does not reflect the intercompany profit on these sales, which amounted to $21,072, $931, and $30 for the years ended January 29, 2012, January 30, 2011, and January 31, 2010, respectively.

The Company operates in five geographic areas—Canada, the United States, Asia, Australia and New Zealand. Revenue from these regions for the years ended January 29, 2012, January 30, 2011, and January 31, 2010 was as follows:

	January 29, 2012	January 30, 2011	January 31, 2010
Canada	$425,720	$371,604	$271,169
United States	536,182	323,477	181,144
Outside of North America	38,937	16,623	585

	$1,000,839	$711,704	$452,898

Long-lived assets by geographic area for the years ended January 29, 2012, January 30, 2011, and January 31, 2010 were as follows:

	January 29, 2012	January 30, 2011	January 31, 2010
Canada	$107,340	$33,616	$28,507
United States	47,131	33,513	32,997
Outside of North America	8,470	3,825	87

	$162,941	$70,954	$61,591

Substantially all of the Company’s intangible assets and goodwill relate to the reporting segment consisting of corporate-owned stores.

The Company previously entered into franchise agreements under which franchisees are permitted to sell lululemon apparel and are required to purchase lululemon apparel from the Company and to pay the Company a royalty based on a percentage of the franchisee’s gross sales. The Company also received royalty fees of $714 for the year ended January 29, 2012, $2,222 for the year ended January 30, 2011, and $2,980 for the year ended January 31, 2010. Sales and cost of sales of apparel sold to franchisees amounted to $3,297 and $1,943 for the year ended January 29, 2012, $7,927 and $5,309 for the year ended January 30, 2011, and $11,441 and $9,081 for the year ended January 31, 2010, respectively. The number of franchised stores repurchased during the years ended January 29, 2012, January 30, 2011, and January 31, 2010 was four, 10 and nil, respectively. There are no longer any franchised stores remaining.

17 PROVISION FOR IMPAIRMENT AND LEASE EXIT COSTS

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

During fiscal 2011, no corporate-owned stores were closed and the Company did not record a charge for the provision for impairment and lease exit costs.

18 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the Company’s unaudited quarterly results of operations for each of the eight fiscal quarters in the period ended January 29, 2012. You should read the following tables in conjunction with the Company’s audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The Company has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to fairly present its operating results for the quarters presented. The Company’s historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2011				Fiscal 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands) (unaudited)
Consolidated statements of income:
Net revenue	$371,520	$230,216	$212,323	$186,780	$245,399	$175,800	$152,208	$138,297
Cost of goods sold	162,502	101,720	90,251	77,096	101,939	78,968	71,910	63,940

Gross profit	209,018	128,496	122,072	109,684	143,460	96,832	80,298	74,357

Operating expenses:
Selling, general and administrative expenses	92,951	68,775	62,589	57,997	71,483	53,869	45,549	41,883
Provision for impairment and lease exit costs	—	—	—	—	679	587	506	—

Income from operations	116,067	59,721	59,483	51,687	71,298	42,376	34,243	32,474
Other income (expense), net	380	619	597	904	542	91	2,092	161

Income before provision for income taxes	116,447	60,340	60,080	52,591	71,840	42,467	36,335	32,635
Provision for income taxes	42,558	21,399	21,462	19,075	16,873	16,532	14,628	13,047

Net income	73,889	38,941	38,618	33,516	54,967	25,935	21,707	19,588

Net income attributable to non-controlling interest	371	147	239	144	201	234	(85)	—

Net income attributable to lululemon athletica inc.	$73,518	$38,794	$38,379	$33,372	$54,766	$25,701	$21,792	$19,588

Net basic earnings per share	$0.51	$0.27	$0.27	$0.23	$0.39	$0.18	$0.15	$0.14
Net diluted earnings per share	$0.51	$0.27	$0.26	$0.23	$0.38	$0.18	$0.15	$0.14

The Company’s quarterly results of operations have varied in the past and are likely to do so again in the future. As such, the Company believes that comparisons of its quarterly results of operations should not be relied upon as an indication of the Company’s future performance.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of January 29, 2012. The effectiveness of our internal control over financial reporting as of January 29, 2012 has been audited by PricewaterhouseCoopers LLP our independent auditors, who have expressed an opinion in their report on page 51 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 29, 2012, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance.”

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

The information required by this item is incorporated by reference to our 2012 Proxy Statement under the captions “Executive Compensation” and “Other Forms of Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers.”

Equity Compensation Plan Information (as of January 29, 2012)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders	2,253,528	$14.77	14,911,591
Equity compensation plans not approved by stockholders	—	—	—

Total	2,253,528	$14.77	14,911,591

(1)	This amount represents 9,308,241 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2007 Equity Incentive Plan and 5,603,350 shares of our common stock available for future issuance pursuant to our Employee Share Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2012 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our 2012 Proxy Statement under the caption “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2. Financial Statement Schedules.

Schedule II

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Shrink Provision on Finished Goods
For the year ended January 31, 2010	$(760)	(2,605)	2,052	(1,313)
For the year ended January 30, 2011	(1,313)	(2,881)	2,751	(1,443)
For the year ended January 29, 2012	(1,443)	(1,752)	2,069	(1,126)
Slow Moving and Obsolescence Provision on Finished Goods and Raw Materials
For the year ended January 31, 2010	$(575)	(627)	241	(961)
For the year ended January 30, 2011	(961)	(284)	107	(1,138)
For the year ended January 29, 2012	(1,138)	(2,212)	864	(2,486)
Damage Provision on Finished Goods
For the year ended January 31, 2010	$—	(835)	537	(298)
For the year ended January 30, 2011	(298)	(1,610)	907	(1,001)
For the year ended January 29, 2012	(1,001)	(1,551)	2,269	(283)
Sales Allowances
For the year ended January 31, 2010	$281	26	—	307
For the year ended January 30, 2011	307	215	—	522
For the year ended January 29, 2012	522	392	—	914
Valuation Allowance on Deferred Income Taxes
For the year ended January 31, 2010	$(556)	456	—	(100)
For the year ended January 30, 2011	(100)	2	—	(98)
For the year ended January 29, 2012	(98)	7	—	(91)

3. Exhibits

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/01/2011

3.3	Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007

3.4	Second Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	4/2/2008

3.5	Third Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	03/31/2009

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007

10.2*	Form of Non-Qualified Stock Option Award Agreement under 2007 Equity Incentive Plan		S-1/A	10.2	001-33608	7/9/2007

10.3*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.5	Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007

10.6	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.7	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.8	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.9	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.10	Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007

10.11	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.12	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.13*	Outside Director Compensation Plan		10-Q	10.4	001-33608	11/29/2007

10.16*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.17*	Executive Employment Agreement with Christine M. Day, dated effective as of August 1, 2008		8-K	10.1	001-33608	7/30/2008

10.18*	2010 Executive Bonus Plan of lululemon athletica inc.		10-Q	10.1	001-33608	6/10/2010

10.19*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and John E. Currie		10-K	10.22	001-33608	3/25/2010

10.20*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer		10-K	10.23	001-33608	3/25/2010

10.21*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Sheree Waterson		10-K	10.24	001-33608	3/25/2010

10.22*	Form of Performance Share Agreement under 2007 Equity Incentive Plan		10-K	10.25	001-33608	3/25/2010

21.1	Subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**	The following financial statements from the Company’s 10-K for the fiscal year ended January 29, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHRISTINE M. DAY Christine M. Day	Director and Chief Executive Officer (Principal Executive Officer)	March 21, 2012

/s/ JOHN E. CURRIE John E. Currie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2012

/s/ DENNIS J. WILSON Dennis J. Wilson	Chairman of the Board	March 21, 2012

/s/ MICHAEL CASEY Michael Casey	Director	March 21, 2012

/s/ ROANN COSTIN RoAnn Costin	Director	March 21, 2012

/s/ R. BRAD MARTIN R. Brad Martin	Director	March 21, 2012

/s/ MARTHA A.M. MORFITT Martha A.M. Morfitt	Director	March 21, 2012

/s/ RHODA M. PITCHER Rhoda M. Pitcher	Director	March 21, 2012

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 21, 2012

/s/ EMILY WHITE Emily White	Director	March 21, 2012

Exhibit Index

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/01/2011

3.3	Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007

3.4	Second Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	4/2/2008

3.5	Third Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	03/31/2009

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007

10.2*	Form of Non-Qualified Stock Option Award Agreement under 2007 Equity Incentive Plan		S-1/A	10.2	001-33608	7/9/2007

10.3*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.5	Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007

10.6	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.7	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.8	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.9	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.10	Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007

10.11	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.12	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.13*	Outside Director Compensation Plan		10-Q	10.4	001-33608	11/29/2007

10.16*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.17*	Executive Employment Agreement with Christine M. Day, dated effective as of August 1, 2008		8-K	10.1	001-33608	7/30/2008

10.18*	2010 Executive Bonus Plan of lululemon athletica inc.		10-Q	10.1	001-33608	6/10/2010

10.19*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and John E. Currie		10-K	10.22	001-33608	3/25/2010

10.20*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer		10-K	10.23	001-33608	3/25/2010

10.21*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Sheree Waterson		10-K	10.24	001-33608	3/25/2010

10.22*	Form of Performance Share Agreement under 2007 Equity Incentive Plan		10-K	10.25	001-33608	3/25/2010

21.1	Subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**	The following financial statements from the Company’s 10-K for the fiscal year ended January 29, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.