Form 10-Q
period 2012-04-29
lululemon athletica inc.
filed 2012-06-07
CIK 1397187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2012

or

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

N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 4, 2012, there were 111,547,386 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

Exchangeable and Special Voting Shares:

At June 4, 2012, there were outstanding 32,401,680 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at June 4, 2012, the registrant had outstanding 32,401,680 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	April 29, 2012	January 29, 2012
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$424,330	$409,437
Accounts receivable	4,848	5,202
Inventories	107,679	104,097
Prepaid expenses and other current assets	21,248	8,357

	558,105	527,093
Property and equipment, net	168,374	162,941
Goodwill and intangible assets, net	31,521	31,872
Deferred income taxes	8,504	8,587
Other non-current assets	4,115	4,141

	$770,619	$734,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,229	$14,536
Accrued liabilities	26,156	34,535
Accrued compensation and related expenses	13,942	22,875
Income taxes payable	8,805	8,720
Unredeemed gift card liability	17,702	22,773

	70,834	103,439
Non-current liabilities	26,383	25,014

	97,217	128,453

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 32,402 and 33,412	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 32,402 and 33,412	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 111,517 and 110,135	558	551
Additional paid-in capital	218,252	205,557
Retained earnings	420,362	373,719
Accumulated other comprehensive income	29,094	21,549

	668,266	601,376

Non-controlling interest	5,136	4,805

	$770,619	$734,634

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Thirteen Weeks Ended April 29, 2012	Thirteen Weeks Ended May 1, 2011
	(Unaudited)
	(Amounts in thousands, except per share amounts)
Net revenue	$285,698	$186,780
Cost of goods sold	128,434	77,053

Gross profit	157,264	109,727
Selling, general and administrative expenses	84,199	58,040

Income from operations	73,065	51,687
Other income (expense), net	910	904

Income before provision for income taxes	73,975	52,591
Provision for income taxes	27,001	19,075

Net income	46,974	33,516
Net income attributable to non-controlling interest	331	144

Net income attributable to lululemon athletica inc.	$46,643	$33,372

Net basic earnings per share	$0.32	$0.23
Net diluted earnings per share	$0.32	$0.23
Basic weighted-average number of shares outstanding	143,678	142,760
Diluted weighted-average number of shares outstanding	145,637	144,910
Other comprehensive income:
Foreign currency translation adjustment	7,545	17,165

Comprehensive income	$54,188	$50,537

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Special
	Exchangeable		Voting		Common
	Stock		Stock		Stock		Additional Paid-in		Accumulated Other Comprehensive		Non- Controlling
		Par		Par		Par		Retained
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Total	Interest	Total
							(Unaudited)
	(Amounts in thousands)
Balance at January 29, 2012	33,412	$—	33,412	$—	110,135	$551	$205,557	$373,719	$21,549	$601,376	$4,805	$606,181
Net income attributable to lululemon athletica inc.								46,643		46,643		46,643
Foreign currency translation adjustment									7,545	7,545		7,545
Stock-based compensation							3,891			3,891		3,891
Excess tax benefit from stock-based compensation							4,237			4,237		4,237
Common stock issued upon exchange of exchangeable shares	(1,010)	—	(1,010)	—	1,010	5	(5)			—		—
Restricted stock issuance					—	—	—			—		—
Stock options exercised					372	2	4,572			4,574		4,574
Non-controlling interest:
Net income attributable to non-controlling interests											331	331

Balance at April 29, 2012	33,402	$—	33,402	$—	111,517	$558	$218,252	$420,362	$29,094	$668,266	$5,136	$673,402

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended April 29, 2012	Thirteen Weeks Ended May 1, 2011
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities
Net income attributable to lululemon athletica inc.	$46,643	$33,372
Net income attributable to non-controlling interest	331	144

Net income	46,974	33,516
Items not affecting cash
Depreciation and amortization	9,798	6,041
Deferred income taxes	81	(298)
Stock-based compensation	3,891	2,729
Excess tax benefits from stock-based compensation	(4,237)	(2,195)
Other, including net changes in other non-cash balances
Prepaid expenses and other current assets	(8,011)	(6,844)
Inventories	(2,749)	(5,552)
Accounts payable	(10,225)	(3,104)
Accrued liabilities	(1,533)	4,412
Sales tax collected	(6,345)	1,328
Income taxes payable	82	(17,870)
Accrued compensation and related expenses	(8,607)	(6,421)
Other non-cash balances	(3,167)	(87)

Net cash provided by operating activities	15,952	5,655

Cash flows from investing activities
Purchase of property and equipment	(12,696)	(74,831)

Net cash used in investing activities	(12,696)	(74,831)

Cash flows from financing activities
Proceeds from exercise of stock options	4,574	5,963
Excess tax benefits from stock-based compensation	4,237	2,195

Net cash provided by financing activities	8,811	8,158

Effect of exchange rate changes on cash	2,826	5,603

Increase (decrease) in cash and cash equivalents	14,893	(55,415)
Cash and cash equivalents, beginning of period	$409,437	$316,286

Cash and cash equivalents, end of period	$424,330	$260,871

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL

STATEMENTS

(Amounts in thousands, except per share and store count information, unless otherwise indicated)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce and through a network of wholesale accounts. The Company’s primary markets are the United States, Canada, Australia, and New Zealand, where 112, 49, 18 and 1 corporate-owned stores were in operation as at April 29, 2012, respectively. There were 180 and 174 corporate-owned stores in operation as of April 29, 2012 and January 29, 2012, respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of April 29, 2012 and for the thirteen weeks ended April 29, 2012 and May 1, 2011 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 29, 2012 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 29, 2012, included in Item 8 in the fiscal 2011 Annual Report on Form 10-K filed with the SEC on March 22, 2012. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K.

The Company’s fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2012 is a 53 week year, and will end on February 3, 2013.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 210 Balance Sheet (“ASC 210”) to require enhanced disclosures that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on a company’s financial position, including the effect or potential effect of rights of setoff associated with in scope assets and liabilities. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with ASC 210-20-45 or ASC 815-10-45. This guidance is effective for annual periods beginning on or after January 1, 2013. The Company will adopt the amendment in the first quarter of fiscal 2013 and expects no material impact on the Company’s consolidated financial statements.

In December 2011, the FASB amended ASC Topic 220 Comprehensive Income (“ASC 220”) to supersede certain pending paragraphs in the initial, June 2011 amendment to ASC 220, to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. In June 2011, the FASB amended ASC 220 to require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and (ii) presentation of reclassification adjustments from other comprehensive income (“OCI”) to net income on the face of the financial statements. This guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. The Company adopted the amendments in fiscal 2012 with no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB amended ASC Topic 350 Intangibles—Goodwill and Other (“ASC 350”) to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, a company would not be required to calculate the fair value of a reporting unit unless the company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for a company to consider in conducting the qualitative assessment. The Company adopted the amendment in the first quarter of fiscal 2012 with no material impact on the Company’s consolidated financial statements.

In May 2011, the FASB amended ASC Topic 820 Fair Value Measurement (“ASC 820”) to clarify requirements for how to measure fair value and for disclosing information about fair value measurements common to US GAAP and International Financial Reporting Standards. The Company adopted the amendment in the first quarter of fiscal 2012 with no material impact on the Company’s consolidated financial statements.

NOTE 3. STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans, which are either provided by a principal stockholder of the Company or by the Company directly.

Stock-based compensation expense charged to income for the plans was $3,891 and $2,729 for the thirteen weeks ended April 29, 2012 and May 1, 2011, respectively. Total unrecognized compensation cost as at April 29, 2012 was $27,484 for all stock award plans, which is expected to be recognized over a weighted-average period of 2.4 years.

Company stock options and performance stock units

A summary of the Company’s stock option, performance stock unit and restricted share activity as of April 29, 2012 and changes during the thirteen week period then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Number of Performance Units	Weighted- Average Grant Fair Value	Number of Restricted Shares	Weighted- Average Grant Fair Value
Balance at January 29, 2012	2,253	$14.77	384	$31.90	8	$46.10
Granted	39	$74.90	127	$75.07	—	$65.01
Exercised	372	$12.29	—	—	—	—
Forfeited	23	$15.19	11	$27.43	—	—

Balance at April 29, 2012	1,897	$16.50	500	$42.93	8	$47.02

Exercisable at April 29, 2012	590	$9.78	—	$—	—	$—

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

Stockholder- sponsored stock options

During the thirteen weeks ended April 29, 2012 holders of exchangeable shares converted 1,010 exchangeable shares into 1,010 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

During the thirteen weeks ended April 29, 2012 there were no grants or forfeitures related to the stock options issued and outstanding under the stockholder-sponsored awards.

Employee stock purchase plan

The Company’s Employee Share Purchase Plan (“ESPP”) allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of the Company’s common stock under the ESPP. Additionally, the Company or the subsidiary of the Company employing the participant will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of the Company’s common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended April 29, 2012, there were 18 shares purchased under the ESPP, which were funded by the Company through open market purchases.

NOTE 4. EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended April 29, 2012	Thirteen Weeks Ended May 1, 2011
Net income	$46,974	$33,516
Net income attributable to non-controlling interest	331	144

Net income attributable to lululemon athletica inc.	$46,643	$33,372
Basic weighted-average number of shares outstanding	143,678	142,760
Effect of stock options assume exercised	1,959	2,150

Diluted weighted-average number of shares outstanding	145,637	144,910
Net basic earnings per share	$0.32	$0.23
Net diluted earnings per share	$0.32	$0.23

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirteen weeks ended April 29, 2012 and May 1, 2011, 28 and 72 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	April 29, 2012	January 29, 2012
Inventories:
Finished goods	$109,438	$105,462
Raw materials	2,215	2,531
Provision to reduce inventory to market value	(3,974)	(3,896)

	$107,679	$104,097

Prepaid expenses and other current assets:
Prepaid tax installments	$13,002	$4,109
Prepaid expenses	8,246	4,248

	$21,248	$8,357

Property and equipment:
Land	$61,274	$60,014
Buildings	5,124	5,018
Leasehold improvements	120,763	113,931
Furniture and fixtures	23,789	22,512
Computer hardware and software	57,891	51,657
Equipment and vehicles	1,355	1,285
Accumulated amortization and depreciation	(101,822)	(91,476)

	$168,374	$162,941

Goodwill and intangible assets:
Goodwill	$23,609	$23,609
Changes in foreign currency exchange rates	2,637	2,727

	26,246	26,336

Reacquired franchise rights	10,709	10,709
Accumulated amortization	(7,200)	(6,747)
Changes in foreign currency exchange rates	1,766	1,574

	5,275	5,536

	$31,521	$31,872

Accrued liabilities:
Inventory purchases	$9,172	$9,648
Sales tax collected	6,345	12,740
Accrued rent	3,723	5,343
Other	6,916	6,804

	$26,156	$34,535

Non-current liabilities:
Deferred lease liability	$15,694	$15,302
Tenant inducements	10,689	9,712

	$26,383	$25,014

NOTE 6. SEGMENT REPORTING

The Company reports segments based on the financial information it uses in managing its business. The Company’s reportable segments are comprised of corporate-owned stores, direct to consumer and other. Direct to consumer primarily includes sales from the Company’s e-commerce website. Franchise sales, wholesale, showrooms sales and outlet sales have been combined into other. The Company has reviewed its general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification. Information for these segments is detailed in the table below:

	Thirteen Weeks Ended April 29, 2012	Thirteen Weeks Ended May 1, 2011
Net revenue:
Corporate-owned stores	$228,789	$156,214
Direct to consumer	38,447	13,792
Other	18,462	16,774

	$285,698	$186,780

Income from operations before general corporate expense:
Corporate-owned stores	$77,252	$59,137
Direct to consumer	17,057	4,291
Other	3,856	4,993

	98,165	68,421
General corporate	25,100	16,734

Net operating income	73,065	51,687
Other income (expense), net	910	904

Income before provision for income taxes	$73,975	$52,591

Capital expenditures:
Corporate-owned stores	$8,525	$5,148
Direct to consumer	392	1,016
Corporate	3,779	68,667

	$12,696	$74,831

Depreciation:
Corporate-owned stores	$6,335	$3,856
Direct to consumer	850	262
Corporate	2,613	1,923

	$9,798	$6,041

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

Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally gives rise to an additional week, resulting in a 53 week year. Fiscal 2012 is a 53 week year, and will end on February 3, 2013.

Overview

Our results for fiscal 2011 demonstrate the ongoing success of our efforts to overcome the instability in the economy for the last three fiscal years. At the end of fiscal 2010, we set goals for fiscal 2011 which required continued investment in our stores and our people, making infrastructure enhancements and funding working capital requirements, while remaining conscious of our discretionary spending. These goals included growing revenue year-over-year while maintaining operating margins, as well as positioning the Company for long-term growth. We continually assess the economic environment and market conditions when making decisions regarding timing of our investments.

Throughout the first quarter of fiscal 2012, we were able to grow our e-commerce business which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. This sales channel offers a higher operating margin than our other segments and accounted for 13.5% of total revenue in the first quarter of fiscal 2012 compared to 7.4% of total revenue in the same period of the prior year. Continuing increases in traffic and conversion rates on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit resources to further developing this channel.

We believe that our brand is recognized as premium in our offerings of run and yoga assortment, as well as a leader in technical fabrics and quality construction. This has made our product desirable to our consumers and has driven demand. In fiscal 2012, we plan on investing in new and legacy information technology systems to gain further efficiencies in our vertical retail strategy. We also plan on investing in international expansion opportunities where we have determined there is growth opportunity, including adding country-specific e-commerce websites and opening additional showrooms. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives which we believe will be beneficial for us.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of April 29, 2012, our branded apparel was principally sold through 180 corporate-owned stores that are located in the United States, Canada, Australia and New Zealand and via our e-commerce website through our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In the thirteen week period ended April 29, 2012, 60% of our net revenue was derived from the sales of our products in the United States, 35% of our net revenue was derived from sales of our products in Canada, and 5% of our net revenue was derived from sales of our products outside of North America. In the thirteen week period ended May 1, 2011, 51% of our net revenue was derived from the sales of our products in the United States, 45% of our net revenue was derived from sales of our products in Canada, and 4% of our net revenue was derived from sales of our products outside of North America.

Our net revenue increased from $711.7 million in fiscal 2010 to $1,000.8 million in fiscal 2011, representing an annual growth rate of 41%. Our net revenue also increased from $186.8 million in the first quarter of fiscal 2011 to $285.7 million in first quarter of fiscal 2012, representing a 53% increase, and comparable store sales increased 24%. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment accounted for 13.5% of our net revenue in first quarter of fiscal 2012, compared to 7.4% in the first quarter of fiscal 2011. Our other segment, consisting of franchise sales, wholesale accounts, sales from company-operated showrooms, warehouse sales and outlets, accounted for less than 10% of our net revenue in the first quarters of fiscal 2012 and fiscal 2011.

Results of Operations

First Quarter Results

The following table summarizes key components of our results of operations for the thirteen week periods ended April 29, 2012 and May 1, 2011. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended April 29, 2012 and May 1, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Net revenue	$285,698	$186,780	100.0	100.0
Cost of goods sold	127,434	77,053	45.0	41.3

Gross profit	157,264	109,727	55.0	58.7
Selling, general and administrative expenses	84,199	58,040	29.4	31.0

Income from operations	73,065	51,687	25.6	27.7
Other income (expense), net	910	904	0.3	0.5

Income before provision for income taxes	73,975	52,591	25.9	28.2
Provision for income taxes	27,001	19,075	9.5	10.2

Net income	46,974	33,516	16.4	18.0
Net income attributable to non-controlling interest	331	144	0.1	0.1

Net income attributable to lululemon athletica inc.	$46,643	$33,372	16.3	17.9

Net Revenue

Net revenue increased $98.9 million, or 53%, to $285.7 million for the first quarter of fiscal 2012 from $186.8 million for the first quarter of fiscal 2011. Assuming the average exchange rates for the first quarter of fiscal 2012 remained constant, our net revenue would have increased $100.7 million, or 54%, for the first quarter of fiscal 2012.

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

Our net revenue on a segment basis for the thirteen week periods ended April 29, 2012 and May 1, 2011 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended April 29, 2012 and May 1, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$228,789	$156,214	80.1	83.6
Direct to consumer	38,447	13,792	13.5	7.4
Other	18,462	16,774	6.4	9.0

Net revenue	$285,698	$186,780	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $72.6 million, or 46%, to $228.8 million in the first quarter of fiscal 2012 from $156.2 million in the first quarter of fiscal 2011. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•

Comparable store sales increase of 24% in the first quarter of fiscal 2012 resulted in a $36.7 million increase to net revenue, including the effect of foreign currency fluctuations. Assuming the average exchange rates for the first quarter of fiscal 2012 remained constant, comparable store sales would have increased 25%, or $38.3 million, in the first quarter of fiscal 2012; and

•

Net revenue from corporate-owned stores we opened subsequent to May 1, 2011, and therefore not included in the comparable store sales growth, contributed $35.9 million of the increase. Net new store openings since the first quarter of fiscal 2011 included 31 stores in the United States (which included four reacquired franchised stores), four stores in Canada, six in Australia and one in New Zealand.

Direct to Consumer. Net revenue from our direct to consumer segment increased $24.7 million, or 179%, to $38.4 million in the first quarter of fiscal 2012 from $13.8 million in the first quarter of fiscal 2011. The increase in net revenue was primarily the result of increasing traffic, conversion rates, and average order value on our e-commerce website.

Other. Net revenue from our other segment increased $1.7 million, or 10%, to $18.5 million in the first quarter of fiscal 2012 from $16.8 million in the first quarter of fiscal 2011. This increase was primarily the result of increased net revenues from wholesale and outlets. This was partially offset by decreased net revenue from our franchise operating channel due to the reacquisition of our four remaining franchised stores, now included in our corporate-owned stores segment. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $47.5 million, or 43%, to $157.3 million for the first quarter of fiscal 2012 from $109.7 million for the first quarter of fiscal 2011. Increased net revenues improved product margin in our corporate-owned stores and direct to consumer segments, and ultimately resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, merchandising, and production departments.

Gross profit as a percentage of net revenue, or gross margin, decreased by 370 basis points, to 55.0% in the first quarter of fiscal 2012 from 58.7% in the first quarter of fiscal 2011. This was primarily a result of:

•

a decrease in product margins of 340 basis points due to increased labor and raw material costs incurred to deliver product innovation, function and garment complexity to our guests, as well as inflation; and

•	recognition of non-recurring input tax credits in the first quarter of fiscal 2011 of 140 basis points.

The decrease was partially offset by leverage on fixed costs, such as occupancy and depreciation, which contributed to an increase in gross margin of 120 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.2 million, or 45%, to $84.2 million in the first quarter of fiscal 2012 from $58.0 million in the first quarter of fiscal 2011. The increase in selling, general and administrative expenses was principally comprised of:

•

an increase in employee costs of $11.1 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, showrooms, outlets and other, as well as an increase in wages as we invest in our employees;

•

an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $5.4 million incurred in order to position us for long-term growth;

•	an increase in other head office costs of $3.1 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•

an increase in administrative costs of $2.7 million related to our direct to consumer segment associated with the growth in this channel, partially offset by reduced professional fees resulting from bringing our e-commerce operations in-house in fiscal 2011; and

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $2.2 million associated with the expansion of our business;

•	an increase in variable store costs of $1.7 million as a result of increased sales volume from new and existing corporate-owned stores, outlets and other.

As a percentage of net revenue, selling, general and administrative expenses decreased 160 basis points, to 29.4% from 31.0%. The decrease in selling, general and administrative expenses as a percentage of net revenue was largely due to the increase in direct to consumer revenue relative to the increase in related selling, general and administrative expenses due to our transition from a fee-based third party e-commerce provider to an in-house platform.

Income from Operations

Income from operations increased $21.4 million, or 41%, to $73.1 million in the first quarter of fiscal 2012 from $51.7 million in the first quarter of fiscal 2011. The increase was a result of increased gross profit of $47.5 million, partially offset by increased selling, general and administrative costs of $26.2 million. The increase in selling, general and administrative costs was driven by the overall growth of our business.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations (before general corporate expenses) for the thirteen weeks ended April 29, 2012 and May 1, 2011 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirteen Weeks Ended April 29, 2012 and May 1, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$77,252	$59,137	33.8	37.9
Direct to consumer	17,057	4,291	44.4	31.1
Other	3,856	4,993	20.9	29.8

Income from operations before general corporate expense	98,165	68,421

General corporate expense	25,100	16,734

Income from operations	$73,065	$51,687

Corporate-Owned Stores. Income from operations from our corporate-owned stores segment increased $18.1 million, or 31%, to $77.3 million for the first quarter of fiscal 2012 from $59.1 million for the first quarter of fiscal 2011 primarily due to an increase of $32.9 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores.

Direct to Consumer. Income from operations from our direct to consumer segment increased $12.8 million, or 298%, to $17.1 million for the first quarter of fiscal 2012 from $4.3 million for the first quarter of fiscal 2011. This increase was primarily the result of reduced professional fees as a result of bringing our e-commerce operations in-house during fiscal 2011 and increased sales through our e-commerce website.

Other. Income from operations from our other segment decreased $1.1 million, or 23%, to $3.9 million for the first quarter of fiscal 2012 from $5.0 million for the first quarter of fiscal 2011. Gross profit related to our other segment decreased $0.4 million in the first quarter of fiscal 2012 from the first quarter of fiscal 2011 primarily due to higher wholesale cost of goods sold, and steady showroom cost of goods sold despite declining revenue. Decreased income from operations from our franchise operating channel due to the reacquisition of our four remaining franchised stores, now included in our corporate-owned stores segment, also contributed to the decrease in income from operations from our other segment.

General Corporate Expense. General corporate expense increased $8.4 million, or 50%, to $25.1 million for the first quarter of fiscal 2012 from $16.7 million for the first quarter of fiscal 2011. This was primarily due to increased head office employee costs, including stock-based compensation expense and management incentive-based compensation, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects.

Other Income (Expense), Net

Other income (expense), net, remained flat at $0.9 million in the first quarter of both fiscal 2011 and fiscal 2012. Higher interest income was offset by increased interest expense.

Provision for Income Taxes

Provision for income taxes increased $7.9 million, or 42%, to $27.0 million in the first quarter of fiscal 2012 from $19.1 million in the first quarter of fiscal 2011. In the first quarter of fiscal 2012, our effective tax rate was 36.5% compared to 36.3% in the first quarter of fiscal 2011.

Net Income

Net income increased $13.3 million to $46.6 million for the first quarter of fiscal 2012 from $33.4 million for the first quarter of fiscal 2011. The increase in net income of $13.3 million for the first quarter of fiscal 2012 was a result of an increase in gross profit of $47.5 million resulting from increased sales, offset by increases in selling, general and administrative expenses of $26.2 million and an increase of $7.9 million in provision for income taxes.

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

At April 29, 2012, our working capital (excluding cash and cash equivalents) was $62.9 million and our cash and cash equivalents were $424.3 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirteen Weeks Ended April 29, 2011	Thirteen Weeks Ended May 1, 2010
	(In thousands)
Total cash provided by (used in):
Operating activities	$15,952	$5,655
Investing activities	(12,696)	(74,831)
Financing activities	8,811	8,158
Effect of exchange rate changes	2,826	5,603

Increase (decrease) in cash and cash equivalents	$14,893	$(55,415)

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts payable, prepaid expenses, sales tax collected, and accrued compensation and related expenses.

Cash provided by operating activities increased $10.3 million, to $16.0 million for the first quarter of fiscal 2012 compared to $5.7 million for the first quarter of fiscal 2011. The increase was primarily a result of increased net income and a smaller amount of income taxes paid during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Investing Activities

Investing Activities relate entirely to capital expenditures.

Cash used in investing activities decreased $62.1 million to $12.7 million for the first quarter of fiscal 2012 from $74.8 million for the first quarter of fiscal 2011. The decrease was primarily the result of the purchase of our principal executive and administrative offices for $65.1 million plus acquisition-related costs in the first quarter of fiscal 2011.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities increased $0.7 million to $8.8 million for the first quarter of fiscal 2012 from $8.2 million for the first quarter of fiscal 2011.

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

At April 29, 2012, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of April 29, 2012, letters of credit and letters of guarantee totaling $1.5 million have been issued.

Other than these standby letters of credit and guarantee, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for our 2011 fiscal year end filed with the SEC on March 22, 2012 and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Operating Locations

Our corporate-owned stores by U.S. state, Canadian province, and internationally as of April 29, 2012 and January 29, 2012, are summarized in the table below. While most of our stores are branded lululemon athletica, seven of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	April 29, 2012	January 29, 2012
United States
Alabama	1	1
Arizona	3	3
California	23	23
Colorado	3	3
Connecticut	3	3
District of Columbia	2	2
Florida	8	7
Georgia	1	1
Hawaii	1	1
Illinois	8	8
Indiana	1	1
Kansas	1	1
Maryland	2	2
Massachusetts	6	5
Michigan	1	1
Minnesota	3	3
Missouri	1	1
Nevada	1	1
New Jersey	5	5
New York	8	8
North Carolina	2	2
Ohio	3	3
Oregon	2	2
Pennsylvania	4	4
Tennessee	1	1
Texas	10	10
Utah	1	—
Virginia	3	3
Wisconsin	1	—
Washington	3	3

Total United States	112	108

Canada
Alberta	12	11
British Columbia	12	12
Manitoba	1	1
Nova Scotia	1	1
Ontario	18	17
Québec	4	4
Saskatchewan	1	1

Total Canada	49	47

	April 29, 2012	January 29, 2012
Australia
New South Wales	6	6
Queensland	2	2
South Australia	1	1
Victoria	6	6
Western Australia	3	3

Total Australia	18	18

New Zealand	1	1

Total	180	174

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk. We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of April 29, 2012, we operated 49 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first quarter of fiscal 2012, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $5.1 million in the first quarter of fiscal 2012. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million in the first quarter of fiscal 2012. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk. In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of April 29, 2012, we had no outstanding borrowings under our revolving facility and we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at April 29, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at April 29, 2012, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the thirteen weeks ended April 29, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for our 2011 fiscal year, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.

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

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, particularly those in the United States and Canada, and other factors such as consumer confidence in future economic conditions, fears of recession, the availability of consumer credit, levels of unemployment, tax rates and the cost of consumer credit. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. The current volatility in the United States economy in particular has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. These unfavorable economic conditions may lead consumers to delay or reduce purchase of our products. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in Australia. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar and Australian dollar. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first quarter of fiscal 2012, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $5.1 million in the first quarter of fiscal 2012. Similarly, a 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million in the first quarter of fiscal 2012. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of our common stock during the thirteen-week period ended April 29, 2012:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 30, 2012 —February 26, 2012	5,063	$65.07	5,063	5,598,287
February 27, 2012 — April 1, 2012	7,378	71.08	7,378	5,590,909
April 2, 2012 — April 29, 2012	5,168	74.78	5,168	5,585,741

Total	17,609		17,609

(1)	Monthly information is presented by reference to our fiscal months during our first quarter of fiscal 2012.
(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 6,000,000.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s 10-Q for the fiscal quarter ended April 29, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

	By:	/s/ JOHN E. CURRIE
John E. Currie
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: June 6, 2012

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s 10-Q for the fiscal quarter ended April 29, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Furnished herewith