Form 10-Q
period 2012-07-29
lululemon athletica inc.
filed 2012-09-07
CIK 1397187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012

or

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

At September 4, 2012, there were 111,633,060 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

Exchangeable and Special Voting Shares:

At September 4, 2012, there were outstanding 32,378,680 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at September 4, 2012, the registrant had outstanding 32,378,680 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	July 29, 2012	January 29, 2012
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$444,286	$409,437
Accounts receivable	6,639	5,202
Inventories	125,378	104,097
Prepaid expenses and other current assets	27,222	8,357

	603,525	527,093
Property and equipment, net	181,122	162,941
Goodwill and intangible assets, net	30,893	31,872
Deferred income taxes	8,503	8,587
Other non-current assets	5,095	4,141

	$829,138	$734,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,953	$14,536
Accrued liabilities	25,335	34,535
Accrued compensation and related expenses	19,547	22,875
Income taxes payable	5,437	8,720
Unredeemed gift card liability	17,704	22,773

	74,976	103,439
Non-current liabilities	27,817	25,014

	102,793	128,453

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 32,379 and 33,412	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 32,379 and 33,412	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 111,633 and 110,135	558	551
Additional paid-in capital	224,060	205,557
Retained earnings	477,584	373,719
Accumulated other comprehensive income	18,527	21,549

	720,729	601,376

Non-controlling interest	5,616	4,805

	$829,138	$734,634

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended July 29, 2012	Thirteen Weeks Ended July 31, 2011	Twenty-Six Weeks Ended July 29, 2012	Twenty-Six Weeks Ended July 31, 2011
		(Unaudited)
	(Amounts in thousands, except per share amounts)
Net revenue	$282,634	$212,323	$568,333	$399,103
Cost of goods sold	126,879	90,256	255,314	167,310

Gross profit	155,755	122,067	313,019	231,793
Selling, general and administrative expenses	85,567	62,584	169,766	120,623

Income from operations	70,188	59,483	143,253	111,170
Other income (expense), net	1,166	597	2,076	1,501

Income before provision for income taxes	71,354	60,080	145,329	112,671
Provision for income taxes	13,652	21,462	40,653	40,537

Net income	57,702	38,618	104,676	72,134
Net income attributable to non-controlling interest	480	239	811	383

Net income attributable to lululemon athletica inc.	$57,222	$38,379	$103,865	$71,751

Net basic earnings per share	$0.40	$0.27	$0.72	$0.50
Net diluted earnings per share	$0.39	$0.26	$0.71	$0.49
Basic weighted-average number of shares outstanding	143,972	143,163	143,826	142,961
Diluted weighted-average number of shares outstanding	145,678	145,228	145,698	145,108
Other comprehensive income:
Foreign currency translation adjustment	(10,691)	(1,077)	(3,022)	16,087

Comprehensive income	$46,531	$37,302	$100,843	$87,838

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Non- Controlling Interest	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
	(Unaudited)
	(Amounts in thousands)
Balance at January 29, 2012	33,412	$—	33,412	$—	110,135	$551	$205,557	$373,719	$21,549	$601,376	$4,805	$606,181
Net income								103,865		103,865		103,865
Foreign currency translation adjustment									(3,022)	(3,022)		(3,022)
Stock-based compensation							8,040			8,040		8,040
Excess tax benefit from stock-based compensation							5,121			5,121		5,121
Common stock issued upon exchange of exchangeable shares	(1,033)	—	(1,033)	—	1,033	5	(5)			—		—
Restricted stock issuance					14	—	—			—		—
Stock options exercised					451	2	5,347			5,349		5,349
Non-controlling interest:
Net income attributable to non-controlling interests											811	811

Balance at July 29, 2012	32,379	$—	32,379	$—	111,633	$558	$224,060	$477,584	$18,527	$720,729	$5,616	$726,345

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended July 29, 2012	Twenty-Six Weeks Ended July 31, 2011
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities
Net income attributable to lululemon athletica inc.	$103,865	$71,751
Net income attributable to non-controlling interest	$811	$383

Net income	$104,676	$72,134
Items not affecting cash
Depreciation and amortization	19,479	13,561
Stock-based compensation	8,040	5,066
Deferred income taxes	85	(10,487)
Excess tax benefits from stock-based compensation	(5,121)	(4,391)
Other, including net changes in other non-cash balances
Prepaid expenses and other current assets	(16,210)	(10,246)
Inventories	(21,468)	(30,164)
Accounts payable	(7,601)	(2,085)
Accrued liabilities	(1,845)	4,003
Sales tax collected	(7,466)	643
Income taxes payable	(3,282)	(17,927)
Accrued compensation and related expenses	(3,401)	511
Other non-cash balances	(2,366)	(1,089)

Net cash provided by operating activities	63,520	19,529

Cash flows from investing activities
Purchase of property and equipment	(39,046)	(87,324)

Net cash used in investing activities	(39,046)	(87,324)

Cash flows from financing activities
Proceeds from exercise of stock options	5,349	7,704
Excess tax benefits from stock-based compensation	5,121	4,391

Net cash provided by financing activities	10,470	12,095

Effect of exchange rate changes on cash	(95)	4,142

Increase (decrease) in cash and cash equivalents	34,849	(51,558)
Cash and cash equivalents, beginning of period	$409,437	$316,286

Cash and cash equivalents, end of period	$444,286	$264,728

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and store count information, unless otherwise indicated)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce and through a network of wholesale accounts. The Company’s primary markets are the United States, Canada, Australia, and New Zealand, where 119, 49, 19 and 2 corporate-owned stores were in operation as at July 29, 2012, respectively. There were 189 and 174 corporate-owned stores in operation as of July 29, 2012 and January 29, 2012, respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of July 29, 2012 and for the twenty-six weeks ended July 29, 2012 and July 31, 2011 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 29, 2012 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 29, 2012, included in Item 8 in the fiscal 2011 Annual Report on Form 10-K filed with the SEC on March 22, 2012. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 350 Intangibles—Goodwill and Other (“ASC 350”) allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company adopted the amendment in the second quarter of fiscal 2012 with no material impact on the Company’s consolidated financial statements.

In December 2011, the FASB amended ASC Topic 210 Balance Sheet (“ASC 210”) to require enhanced disclosures that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on a company’s financial position, including the effect or potential effect of rights of setoff associated with in scope assets and liabilities. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with ASC 210-20-45 or ASC 815-10-45. This guidance is effective for annual periods beginning on or after January 1, 2013. The Company will adopt the amendment in the first quarter of fiscal 2013 and expects no material impact on the Company’s consolidated financial statements.

NOTE 3. STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans, which are either provided by a principal stockholder of the Company or by the Company directly.

Stock-based compensation expense charged to income for the plans was $8,040 and $5,066 for the twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively. Total unrecognized compensation cost as at July 29, 2012 was $26,247 for all stock award plans, which is expected to be recognized over a weighted-average period of 2.1 years.

Company stock options and performance stock units

A summary of the Company’s stock option, performance stock unit and restricted share activity as of July 29, 2012 and changes during the twenty-six week period then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Number of Performance Units	Weighted- Average Grant Fair Value	Number of Restricted Shares	Weighted- Average Grant Fair Value
Balance at January 29, 2012	2,253	$14.77	384	$31.90	8	$46.10
Granted	41	$74.52	136	74.26	14	63.26
Exercised	451	$11.86	—	—	8	46.10
Forfeited	32	$19.27	33	26.95	—	—

Balance at July 29, 2012	1,811	$16.76	487	$44.07	14	$63.26

Exercisable at July 29, 2012	650	$11.02	—	$—	—	$—

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

Stockholder-sponsored stock options

During the thirteen weeks ended July 29, 2012, holders of exchangeable shares converted 1,033 exchangeable shares into 1,033 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

During the thirteen weeks ended July 29, 2012, there were no grants or forfeitures related to the stock options issued and outstanding under the stockholder-sponsored awards.

Employee share purchase plan

The Company’s Employee Share Purchase Plan (“ESPP”) allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of the Company’s common stock under the ESPP. Additionally, the Company or the subsidiary of the Company employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of the Company’s common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended July 29, 2012, there were 19 shares purchased under the ESPP, which were funded by the Company through open market purchases.

NOTE 4. EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended July 29, 2012	Thirteen Weeks Ended July 31, 2011	Twenty-Six Weeks Ended July 29, 2012	Twenty-Six Weeks Ended July 31, 2011
Net income	$57,702	$38,618	$104,676	$72,134
Net income attributable to non-controlling interest	$480	$239	$811	$383

Net income attributable to lululemon athletica inc.	$57,222	$38,379	$103,865	$71,751
Basic weighted-average number of shares outstanding	143,972	143,163	143,826	142,961
Effect of stock awards assume exercised	1,706	2,065	1,872	2,147

Diluted weighted-average number of shares outstanding	145,678	145,228	145,698	145,108
Net basic earnings per share	$0.40	$0.27	$0.72	$0.50
Net diluted earnings per share	$0.39	$0.26	$0.71	$0.49

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the twenty-six weeks ended July 29, 2012 and July 31, 2011, 30 and 31 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	July 29, 2012	January 29, 2012
Inventories:
Finished goods	$127,857	$105,462
Raw materials	1,871	2,531
Provision to reduce inventory to market value	(4,350)	(3,896)

	$125,378	$104,097

Prepaid expenses and other current assets:
Prepaid tax installments	$21,047	$4,109
Prepaid expenses	6,175	4,248

	$27,222	$8,357

Property and equipment:
Land	$65,859	$60,014
Buildings	6,444	5,018
Leasehold improvements	106,040	113,931
Furniture and fixtures	27,328	22,512
Computer hardware and software	61,984	51,657
Equipment and vehicles	1,407	1,285
Accumulated amortization and depreciation	(87,940)	(91,476)

	$181,122	$162,941

Goodwill and intangible assets:
Goodwill	$23,609	$23,609
Changes in foreign currency exchange rates	2,433	2,727

	26,042	26,336

Reacquired franchise rights	10,709	10,709
Accumulated amortization	(7,375)	(6,747)
Changes in foreign currency exchange rates	1,517	1,574

	4,851	5,536

	$30,893	$31,872

Accrued liabilities:
Inventory purchases	$8,087	$9,648
Sales tax collected	5,285	12,740
Accrued rent	4,108	5,343
Other	7,855	6,804

	$25,335	$34,535

Non-current liabilities:
Deferred lease liability	$16,437	$15,302
Tenant inducements	11,380	9,712

	$27,817	$25,014

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

	Thirteen Weeks Ended July 29, 2012	Thirteen Weeks Ended July 31, 2011	Twenty-Six Weeks Ended July 29, 2012	Twenty-Six Weeks Ended July 31, 2011
Net revenue:
Corporate-owned stores	$231,314	$178,111	$460,104	$334,325
Direct to consumer	35,422	18,579	73,869	32,371
Other	15,898	15,633	34,360	32,407

	$282,634	$212,323	$568,333	$399,103

Income from operations before general corporate expense:
Corporate-owned stores	$77,040	$64,073	$154,297	$123,210
Direct to consumer	14,085	8,178	31,140	12,468
Other	3,008	4,704	6,862	9,699

	94,133	76,955	192,299	145,377
General corporate expense	23,945	17,472	49,046	34,207

Income from operations	70,188	59,483	143,253	111,170
Other income (expense), net	1,166	597	2,076	1,501

Income before provision for income taxes	$71,354	$60,080	$145,329	$112,671

Capital expenditures:
Corporate-owned stores	$20,945	$7,229	$29,470	$12,378
Direct to consumer	439	2,120	831	3,136
Corporate	4,966	3,144	8,745	71,810

	$26,350	$12,493	$39,046	$87,324

Depreciation:
Corporate-owned stores	$6,151	$4,640	$12,486	$8,496
Direct to consumer	806	633	1,656	894
Corporate	2,724	2,248	5,337	4,171

	$9,681	$7,521	$19,479	$13,561

NOTE 7. SUBSEQUENT EVENT

The Company evaluates events or transactions that occur after the balance sheet date through to the date which the financial statements are issued, for potential recognition or disclosure in its unaudited interim consolidated financial statements in accordance with ASC Topic 855, Subsequent Events (“ASC 855”).

In August 2012, the Company purchased the remaining non-controlling interest in lululemon athletica Australia Pty Ltd (“lululemon australia”) for $26,103. lululemon australia is engaged in the distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned retail locations and through a network of wholesale accounts, in Australia and New Zealand. The Company previously accounted for its 80 percent interest in lululemon australia as a subsidiary with non-controlling interest.

As a result of the transaction, the carrying amount of $5,616 of the non-controlling interest, including $116 of accumulated other comprehensive income, will be reduced to $nil. The Company’s equity is reduced by the excess of the purchase price over the net adjustments, as a charge to additional paid in capital.

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

Overview

Throughout the first two quarters of fiscal 2012, we were able to grow our e-commerce business which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. This sales channel offers a higher operating margin than our other segments and accounted for 13.0% of total revenue in the first two quarters of fiscal 2012 compared to 8.1% of total revenue in the same period of the prior year. Continuing increases in traffic and conversion rates on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit resources to further developing this channel.

We believe that our brand is recognized as premium in our offerings of run and yoga assortment, as well as a leader in technical fabrics and quality construction. This has made our product desirable to our consumers and has driven demand. In fiscal 2012, we plan to invest in new and legacy information technology systems to gain further efficiencies in our vertical retail strategy. We also plan to invest in international expansion opportunities where we have determined there is growth opportunity, including adding country-specific e-commerce websites and opening additional showrooms. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives which we believe will be beneficial for us.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of July 29, 2012, our branded apparel was principally sold through 189 corporate-owned stores that are located in the United States, Canada, Australia and New Zealand and via our e-commerce websites included in our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In the thirteen week period ended July 29, 2012, 60% of our net revenue was derived from the sales of our products in the United States, 35% of our net revenue was derived from sales of our products in Canada, and 5% of our net revenue was derived from sales of our products outside of North America. In the thirteen week period ended July 31, 2011, 51% of our net revenue was derived from the sales of our products in the United States, 45% of our net revenue was derived from sales of our products in Canada, and 4% of our net revenue was derived from sales of our products outside of North America.

Our net revenue increased from $711.7 million in fiscal 2010 to $1.0 billion in fiscal 2011, representing an annual growth rate of 41%. Our net revenue also increased from $212.3 million in the second quarter of fiscal 2011 to $282.6 million in second quarter of fiscal 2012, representing a 33% increase, and comparable store sales increased 13%. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment accounted for 13% of our net revenue in second quarter of fiscal 2012, compared to 9% in the second quarter of fiscal 2011. Our other segment, consisting of franchise sales, wholesale accounts, sales from company-operated showrooms, warehouse sales and outlets, accounted for less than 10% of our net revenue in the second quarters of fiscal 2012 and fiscal 2011.

Results of Operations

Thirteen Week Results

The following table summarizes key components of our results of operations for the thirteen week periods ended July 29, 2012 and July 31, 2011. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended July 29, 2012 and July 31, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Net revenue	$282,634	$212,323	100.0	100.0
Cost of goods sold	126,879	90,256	44.9	42.5

Gross profit	155,755	122,067	55.1	57.5
Selling, general and administrative expenses	85,567	62,584	30.3	29.5

Income from operations	70,188	59,483	24.8	28.0
Other income (expense), net	1,166	597	0.4	0.3

Income before provision for income taxes	71,354	60,080	25.2	28.3
Provision for income taxes	13,652	21,462	4.8	10.1

Net income	57,702	38,618	20.4	18.2
Net income attributable to non-controlling interest	480	239	0.2	0.1

Net income attributable to lululemon athletica inc.	$57,222	$38,379	20.2	18.1

Net Revenue

Net revenue increased $70.3 million, or 33%, to $282.6 million for the second quarter of fiscal 2012 from $212.3 million for the second quarter of fiscal 2011. Assuming the average exchange rates for the second quarter of fiscal 2012 remained constant with average exchange rates for the second quarter of fiscal 2011, our net revenue would have increased $76.2 million, or 36%, for the second quarter of fiscal 2012.

The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores opened and the growth of our e-commerce website sales included in our direct to consumer segment. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our United States stores.

Our net revenue on a segment basis for the thirteen week periods ended July 29, 2012 and July 31, 2011 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended July 29, 2012 and July 31, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$231,314	$178,111	81.9	83.9
Direct to consumer	35,422	18,579	12.5	8.8
Other	15,898	15,633	5.6	7.3

Net revenue	$282,634	$212,323	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $53.2 million, or 30%, to $231.3 million in the second quarter of fiscal 2012 from $178.1 million in the second quarter of fiscal 2011. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•

Comparable store sales increase of 13% in the second quarter of fiscal 2012 resulted in a $21.0 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 15%, or $25.3 million, in the second quarter of fiscal 2012; and

•

Net revenue from corporate-owned stores we opened subsequent to July 31, 2011, and therefore not included in the comparable store sales growth, contributed $32.2 million of the increase. Net new store openings since the second quarter of fiscal 2011 included 26 stores in the United States, four reacquired franchised stores in the United States, four ivivva athletica branded stores in Canada, six stores in Australia and two stores in New Zealand.

Direct to Consumer. Net revenue from our direct to consumer segment increased $16.8 million, or 91%, to $35.4 million in the second quarter of fiscal 2012 from $18.6 million in the second quarter of fiscal 2011. The increase in net revenue was primarily the result of increasing traffic and conversion rates on our e-commerce website.

Other. Net revenue from our other segment increased $0.3 million, or 2%, to $15.9 million in the second quarter of fiscal 2012 from $15.6 million in the second quarter of fiscal 2011. This increase was primarily the result of increased net revenues from outlets and wholesales. This increase was partially offset by decreased net revenue from our franchise operating channel due to the reacquisition of our four remaining franchised stores in the United States, now included in our corporate-owned stores segment. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $33.7 million, or 28%, to $155.8 million for the second quarter of fiscal 2012 from $122.1 million for the second quarter of fiscal 2011. Increased net revenues in our operating segments resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, merchandising, and production departments.

Gross profit as a percentage of net revenue, or gross margin, decreased by 240 basis points, to 55.1% in the second quarter of fiscal 2012 from 57.5% in the second quarter of fiscal 2011. The decrease in gross margin resulted primarily from:

•

an increase in product costs of 240 basis points due to increased labor and raw material costs due to inflation as well as increased product innovation, function and garment complexity, and increased mix of seasonal items compared to core styles; and

•	an increase in markdowns and discounts of 70 basis points due to a balanced inventory position in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

The gross margin decrease was partially offset by a reduction in air freight of 70 basis points due to lower air freight usage than in the second quarter of fiscal 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $23.0 million, or 37%, to $85.6 million in the second quarter of fiscal 2012 from $62.6 million in the second quarter of fiscal 2011. The increase in selling, general and administrative expenses was principally comprised of:

•

an increase in employee costs of $7.4 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, showrooms, outlets and other, as well as an increase in wages as we invest in our employees;

•	an increase in administrative costs related to our direct to consumer segment of $4.5 million associated with the growth in this channel;

•

an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $4.2 million incurred in order to position us for long-term growth;

•	an increase in other head office costs of $3.5 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $1.9 million associated with the expansion of our business; and

•	an increase in variable store costs of $1.5 million as a result of increased sales volume from new and existing corporate-owned stores, outlets and other.

As a percentage of net revenue, selling, general and administrative expenses increased 80 basis points, to 30.3% in the second quarter of fiscal 2012 from 29.5% in the second quarter of fiscal 2011.

Income from Operations

Income from operations increased $10.7 million, or 18%, to $70.2 million in the second quarter of fiscal 2012 from $59.5 million in the second quarter of fiscal 2011. The increase was a result of increased gross profit of $33.7 million, partially offset by increased selling, general and administrative costs of $23.0 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations before general corporate expenses for the thirteen weeks ended July 29, 2012 and July 31, 2011 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirteen Weeks Ended July 29, 2012 and July 31, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$77,040	$64,073	33.3	36.0
Direct to consumer	14,085	8,178	39.8	44.0
Other	3,008	4,704	18.9	30.1

Income from operations before general corporate expense	94,133	76,955

General corporate expense	23,945	17,472

Income from operations	$70,188	$59,483

Corporate-Owned Stores. Income from operations from our corporate-owned stores segment increased $13.0 million, or 20%, to $77.0 million for the second quarter of fiscal 2012 from $64.1 million for the second quarter of fiscal 2011 primarily due to an increase of $24.3 million in gross profit, which was offset partially by an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores. Income from operations as a percentage of corporate-owned stores revenue decreased by 270 basis points primarily from decreased gross margin in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Direct to Consumer. Income from operations from our direct to consumer segment increased $5.9 million, or 72%, to $14.1 million for the second quarter of fiscal 2012 from $8.2 million for the second quarter of fiscal 2011. This increase was primarily the result of increased sales through our e-commerce website, with gross profit increasing $10.0 million over the second quarter of fiscal 2011. Income from operations as a percentage of direct to consumer revenue decreased by 420 basis points primarily from increased costs to support our in-house development and creative production capabilities for e-commerce as well as decreased gross margin in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Other. Income from operations from our other segment decreased $1.7 million, or 36%, to $3.0 million for the second quarter of fiscal 2012 from $4.7 million for the second quarter of fiscal 2011. This decrease was primarily due to the reacquisition of our four remaining franchised stores, now included in our corporate-owned stores segment.

General Corporate Expense. General corporate expense increased $6.5 million, or 37%, to $23.9 million for the second quarter of fiscal 2012 from $17.5 million for the second quarter of fiscal 2011. This was primarily due to increased head office employee costs, including stock-based compensation expense and management incentive-based compensation, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects.

Other Income (Expense), Net

Other income (expense), net increased $0.6 million, or 95%, to $1.2 million in the second quarter of fiscal 2012 from $0.6 million in the second quarter of fiscal 2011. The increase was primarily a result of increased interest income earned on our higher cash balances.

Provision for Income Taxes

Provision for income taxes decreased $7.8 million, or 36%, to $13.7 million in the second quarter of fiscal 2012 from $21.5 million in the second quarter of fiscal 2011. The effective tax rate for the second quarter of fiscal 2012 was 19.1% after an adjustment of $7.2 million, reversing taxes provided for in the fourth quarter of fiscal 2011 through the first quarter of fiscal 2012, compared to 35.7% in the second quarter of fiscal 2011. This adjustment resulted from the finalization of management’s review of the tax impact of intercompany pricing agreements entered into in the fourth quarter of fiscal 2011. The tax rate in the second quarter of fiscal 2012 reflects the ongoing impact of the revised intercompany pricing agreements.

Net Income

Net income increased $18.8 million to $57.2 million for the second quarter of fiscal 2012 from $38.4 million for the second quarter of fiscal 2011. The increase in net income of $18.8 million for the second quarter of fiscal 2012 was a result of an increase in gross profit of $33.7 million resulting from increased product sales, a decrease in provision for income taxes of $7.8 million and an increase in other income (expense), net of $0.6 million, offset by an increase in selling, general and administrative expenses of $23.0 million.

Twenty-Six Week Results

The following table summarizes key components of our results of operations for the twenty-six week periods ended July 29, 2012 and July 31, 2011. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Twenty-Six Weeks Ended July 29, 2012 and July 31, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Net revenue	$568,333	$399,103	100.0	100.0
Cost of goods sold	255,314	167,310	44.9	41.9

Gross profit	313,019	231,793	55.1	58.1
Selling, general and administrative expenses	169,766	120,623	29.9	30.2

Income from operations	143,253	111,170	25.2	27.9
Other income (expense), net	2,076	1,501	0.4	0.4

Income before provision for income taxes	145,329	112,671	25.6	28.3
Provision for income taxes	40,653	40,537	7.2	10.2

Net income	104,676	72,134	18.4	18.1
Net income attributable to non-controlling interest	811	383	0.1	0.1

Net income attributable to lululemon athletica inc	$103,865	$71,751	18.3	18.0

Net Revenue

Net revenue increased $169.2 million, or 42%, to $568.3 million for the first two quarters of fiscal 2012 from $399.1 million for the first two quarters of fiscal 2011. Assuming the average exchange rates for the first two quarters of fiscal 2012 remained constant with average exchange rates for the first two quarters of fiscal 2011, our net revenue would have increased $176.9 million, or 44%, for the first two quarters of fiscal 2012.

The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores opened, sales from franchised stores that were reacquired during the third quarter of fiscal 2011 and the growth of our e-commerce website sales included in our direct to consumer segment. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, our successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores.

Our net revenue on a segment basis for the twenty-six week periods ended July 29, 2012 and July 31, 2011 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Twenty-Six Weeks Ended July 29, 2012 and July 31, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$460,104	$334,325	81.0	83.8
Direct to consumer	73,869	32,371	13.0	8.1
Other	34,360	32,407	6.0	8.1

Net revenue	$568,333	$399,103	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $125.8 million, or 38%, to $460.1 million in the first two quarters of fiscal 2012 from $334.3 million in the first two quarters of fiscal 2011. The following contributed to the $125.8 million increase in net revenue from our corporate-owned stores segment:

•

Comparable store sales increase of 18% in the first two quarters of fiscal 2012 resulted in a $57.7 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 20%, or $63.6 million, in the first two quarters of fiscal 2012; and

•

Net revenue from corporate-owned stores we opened subsequent to July 31, 2011, and therefore not included in the comparable store sales growth, contributed $68.1 million of the increase. Net new store openings since the second quarter of fiscal 2011 included 26 stores in the United States, four reacquired franchised stores in the United States, four ivivva athletica branded stores in Canada, six stores in Australia and two stores in New Zealand.

Direct to consumer. Net revenue from our direct to consumer segment increased $41.5 million, or 128%, to $73.9 million in the first two quarters of fiscal 2012 from $32.4 million in the first two quarters of fiscal 2011. The increase in net revenue was primarily the result of increased traffic, average order value and conversion rates on our e-commerce website.

Other. Net revenue from our other segment increased $2.0 million, or 6%, to $34.4 million in the first two quarters of fiscal 2012 from $32.4 million in the first two quarters of fiscal 2011. This increase was primarily the result of increased net revenues from wholesale and outlets. This was partially offset by decreased net revenue from our franchise operating channel due to the reacquisition of our four remaining franchised stores, now included in our corporate-owned stores segment. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit.

Gross profit increased $81.2 million, or 35%, to $313.0 million for the first two quarters of fiscal 2012 from $231.8 million for the first two quarters of fiscal 2011. Increased net revenues in our operating segments resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our production, design, distribution and merchandising departments.

Gross profit as a percentage of net revenue, or gross margin, decreased by 300 basis points, to 55.1% in the first two quarters of fiscal 2012 from 58.1% in the first two quarters of fiscal 2011. The decrease in gross margin resulted primarily from:

•

an increase in product costs of 240 basis points due to increased labor and raw material costs due to inflation as well as increased product innovation, function and garment complexity, and increased mix of seasonal items compared to core styles;

•	an increase in markdowns and discounts of 90 basis points due to balanced inventory positions in the first two quarters of fiscal 2012 compared to the first two quarters of fiscal 2011; and

•	an increase in product costs of 70 basis points related to a non-recurring adjustment for the recognition of input tax credits booked in the prior year.

The gross margin decrease was partially offset by leverage on fixed costs, such as occupancy and depreciation, which contributed to an increase in gross margin of 50 basis points, and a reduction in air freight of 70 basis points due to lower air freight usage in the first two quarters of fiscal 2012 compared to the first two quarters of fiscal 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $49.1 million, or 41%, to $169.8 million in the first two quarters of fiscal 2012 from $120.6 million in the first two quarters of fiscal 2011. The increase in selling, general and administrative expenses was principally comprised of:

•

an increase in employee costs of $18.4 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, showrooms, outlets and other, as well as an increase in wages as we invest in our employees;

•

an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $9.6 million incurred in order to position us for long-term growth;

•	an increase administrative expenses related to our direct to consumer segment of $7.4 million associated with the growth in this channel;

•	an increase in other head office costs of $6.6 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $3.9 million as a result of the expansion of our business; and

•	an increase in variable store costs of $3.2 million as a result of increased sales volume from new and existing corporate-owned stores, outlets and other.

As a percentage of net revenue, selling, general and administrative expenses decreased 30 basis points, to 29.9% in the second quarter of fiscal 2012 from 30.2% in the second quarter of fiscal 2011.

Income from Operations

Income from operations increased $32.1 million, or 29%, to $143.3 million in the first two quarters of fiscal 2012 from $111.2 million in the first two quarters of fiscal 2011. The increase was a result of increased gross profit of $81.2 million, partially offset by increased selling, general and administrative costs of $49.1 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations before general corporate expenses for the twenty-six week periods ended July 29, 2012 and July 31, 2011 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Twenty-Six Weeks Ended July 29, 2011 and July 31, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$154,297	$123,210	33.5	36.9
Direct to consumer	31,140	12,468	42.2	38.5
Other	6,862	9,699	20.0	29.9

Income from operations before general corporate expense	192,299	145,377

General corporate expense	49,046	34,207

Income from operations	$143,253	$111,170

Corporate-Owned Stores. Net income from our corporate-owned stores segment increased $31.1 million, or 25%, to $154.3 million for the first two quarters of fiscal 2012 from $123.2 million for the first two quarters of fiscal 2011 primarily due to an increase of $57.2 million in gross profit, which was offset partially by an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores. Income from operations as a percentage of corporate-owned stores revenue decreased by 340 basis points primarily from decreased gross margin in the first two quarters of fiscal 2012 compared to the first two quarters of fiscal 2011.

Direct to consumer. Net income from our direct to consumer segment increased $18.7 million, or 150%, to $31.1 million for the first two quarters of fiscal 2012 from $12.5 million for the first two quarters of fiscal 2011. The increase in net revenue was primarily the result of increased sales through our e-commerce website and from reduced professional fees as a result of bringing our e-commerce operations in-house during fiscal 2011. Income from operations as a percentage of direct to consumer revenue increased by 370 basis points primarily due to decreased professional fees paid as our e-commerce operations were brought in-house near the beginning of fiscal 2011, partially offset by decreased gross margin in the first two quarters of fiscal 2012 compared to the first two quarters of fiscal 2011.

Other. Net income from our other segment decreased $2.8 million, or 29%, to $6.9 million for the first two quarters of fiscal 2012 from $9.7 million for the first two quarters of fiscal 2011. This decrease was primarily due to the reacquisition of our four remaining franchised stores, now included in our corporate-owned stores segment. Reduced margins on our wholesale and showroom channels, also contributed to the decrease.

General Corporate Expense. General corporate expense increased $14.8 million, or 43%, to $49.0 million for the first two quarters of fiscal 2012 from $34.2 million for the first two quarters of fiscal 2011. This was primarily due to increased head office employee costs, including stock-based compensation expense and management incentive-based compensation, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects.

Other Income (Expense), Net

Other income (expense), net increased $0.6 million, or 38%, to $2.1 million in the first two quarters of fiscal 2012 from $1.5 million in the first two quarters of fiscal 2011. The increase was primarily a result of increased interest income earned on our higher cash balances.

Provision for Income Taxes

Provision for income taxes increased $0.1 million, or less than 1%, to $40.7 million in the first two quarters of fiscal 2012 from $40.5 million in the first two quarters of fiscal 2011. The effective tax rate for the first two quarters of fiscal 2012 was 28.0% after an adjustment of $2.0 million, reversing taxes provided for in the fourth quarter of fiscal 2011, compared to 36.0% in the first two quarters of fiscal 2011. This adjustment resulted from the finalization of management’s review of the tax impact of intercompany pricing agreements entered into in the fourth quarter of fiscal 2011. The tax rate in the first two quarters of fiscal 2012 reflects the ongoing impact of the revised intercompany pricing agreements.

Net Income

Net income increased $32.1 million to $103.9 million for the first two quarters of fiscal 2012 from $71.8 million for the first two quarters of fiscal 2011. The increase in net income of $32.1 million for the first two quarters of fiscal 2012 was a result of an increase in gross profit of $81.2 million resulting from increased sales and an increase in other income (expense), net of $0.6 million, offset by an increase in selling, general and administrative expenses of $49.1 million, and an increase of $0.1 million in provision for income taxes.

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

At July 29, 2012, our working capital (excluding cash and cash equivalents) was $84.2 million and our cash and cash equivalents were $444.3 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Twenty-Six Weeks Ended July 29, 2012	Twenty-Six Weeks Ended July 31, 2011
	(In thousands)
Total cash provided by (used in):
Operating activities	$63,520	$19,529
Investing activities	(39,046)	(87,324)
Financing activities	10,470	12,095
Effect of exchange rate changes	(95)	4,142

Increase (decrease) in cash and cash equivalents	$34,849	$(51,558)

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts receivable, inventories, accounts payable and accrued liabilities.

Cash provided by operating activities increased $44.0 million, to $63.5 million for the first two quarters of fiscal 2012 compared to $19.5 million for the first two quarters of fiscal 2011. The increase was primarily a result of increased net income and lower income taxes paid in the first two quarters of fiscal 2012 compared to fiscal 2011.

Investing Activities

Investing Activities relate entirely to capital expenditures.

Cash used in investing activities decreased $48.3 million, to $39.0 million for the first two quarters of fiscal 2012 from $87.3 million for the first two quarters of fiscal 2011. The decrease was primarily the result of the purchase of our principal executive and administrative offices for $65.1 million plus acquisition-related costs in fiscal 2011. In the first two quarters of fiscal 2012 we opened 15 new corporate-owned stores compared to the 14 new corporate-owned stores we opened in the first two quarters of fiscal 2011.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options and excess tax benefits from stock-based compensation. Cash provided by financing activities decreased to $10.5 million for the first two quarters of fiscal 2012 from $12.1 million for the first two quarters of fiscal 2011.

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

At July 29, 2012, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of July 29, 2012, letters of credit and letters of guarantee totaling $1.4 million have been issued.

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

Operating Locations

Our operating locations by Canadian province, U.S. state, Australian state and in New Zealand, and the overall totals as of July 29, 2012 and January 29, 2012, are summarized in the table below. While most of our stores are branded lululemon athletica, seven of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	July 29, 2012	January 29, 2012
United States
Alabama	1	1
Arizona	3	3
California	24	23
Colorado	3	3
Connecticut	3	3
District of Columbia	2	2
Florida	8	7
Georgia	2	1
Hawaii	1	1
Illinois	9	8
Indiana	1	1
Kansas	1	1
Maryland	2	2
Massachusetts	6	5
Michigan	1	1
Minnesota	3	3
Missouri	1	1
Nevada	1	1
New Jersey	5	5
New Mexico	1	0
New York	8	8
North Carolina	3	2
Ohio	4	3
Oregon	2	2
Pennsylvania	4	4
South Carolina	1	0

	July 29, 2012	January 29, 2012
Tennessee	1	1
Texas	10	10
Utah	1	0
Virginia	3	3
Washington	3	3
Wisconsin	1	0

Total United States	119	108

Canada
Alberta	12	11
British Columbia	12	12
Manitoba	1	1
Nova Scotia	1	1
Ontario	18	17
Québec	4	4
Saskatchewan	1	1

Total Canada	49	47

Australia
New South Wales	6	6
Queensland	3	2
South Australia	1	1
Victoria	6	6
Western Australia	3	3

Total Australia	19	18

New Zealand	2	1

Total	189	174

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk. We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of July 29, 2012, we operated 49 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first two quarters of fiscal 2012, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $10.2 million in the first two quarters of fiscal 2012. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. Additionally, a portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.5 million in the first two quarters of fiscal 2012. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk. In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of July 29, 2012, we had no outstanding borrowings under our revolving facility and we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 29, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 29, 2012, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the thirteen weeks ended July 29, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our success depends on the value and reputation of the lululemon athletica brand. The lululemon athletica name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts, our ability to provide a consistent, high quality guest experience and our ability to develop and introduce innovative and high-quality products. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Negative publicity regarding the quality of our products or the production methods of any of our suppliers or manufacturers could adversely affect our reputation and sales. In some cases we may be forced to locate alternative suppliers or manufacturing sources. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed, which could have a material adverse effect on our financial condition.

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

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by our customers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in technical athletic apparel innovation. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of athletic apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Our failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. If we fail to introduce technical innovation in our products, consumer demand for our products could decline. If we experience problems with the quality of our products or negative publicity regarding the quality of our products, consumer demand for our products may decline and we may incur substantial expenses to remedy the problems. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.

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

During fiscal 2011, approximately 49% of our products were produced in China and increases in the costs of labor and other costs of doing business in China could significantly increase our costs to produce our products and could have a negative impact on our operations, revenue and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortage and increases in labor costs in China, and difficulties in moving products manufactured in China out of Asia and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics impacting China. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of “normal trade relations” status with, China, could significantly increase our cost of products imported into North America and/or Australia and harm our business.

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

We may be subject to claims related to our human resources policies or other practices that could result in monetary damages, disrupt our business and lead to negative publicity.

Our stores are located in the United States, Canada, Australia and New Zealand, and as a result, we are subject to the federal, state, provincial and local employment and other laws of each of those countries. We have in the past, and may in the future, be subject to claims that certain of our human resources policies, or other practices, violate such employment or other laws. If our policies or practices fail to comply with any of these laws, we could be subject to monetary damages, and may also be required to modify our policies, which could harm our ability to meet our guest expectations. In addition, such claims may lead to negative publicity regarding our stores and policies, which could impact our brand image and have a material adverse effect on our financial condition.

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

Because a significant portion of our sales are generated in countries other than the United States, fluctuations in foreign currency exchange rates have negatively affected our results of operations and may continue to do so in the future.

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in Australia and New Zealand. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar, Australian dollar and New Zealand dollar. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first two quarters of fiscal 2012, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $10.2 million in the first two quarters of fiscal 2012. Similarly, a 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.5 million in the first two quarters of fiscal 2012. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of our common stock during the thirteen-week period ended July 29, 2012:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 30, 2012 – May 27, 2012	5,572	$72.83	5,572	5,580,169
May 28, 2012 – July 1, 2012	6,502	62.99	6,502	5,573,667
July 2, 2012 – July 29, 2012	7,124	58.22	7,124	5,566,543

Total	19,198		19,198

(1)	Monthly information is presented by reference to our fiscal months during our second quarter of fiscal 2012.
(2)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 6,000,000.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s 10-Q for the fiscal quarter ended April 29, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ JOHN E. CURRIE
John E. Currie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: September 6, 2012

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