Form 10-Q
period 2012-10-28
lululemon athletica inc.
filed 2012-12-06
CIK 1397187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2012

or

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

At December 3, 2012, there were 111,777,042 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

Exchangeable and Special Voting Shares:

At December 3, 2012, there were outstanding 32,378,680 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at December 3, 2012, the registrant had outstanding 32,378,680 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I. FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	October 28, 2012	January 29, 2012
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$439,423	$409,437
Accounts receivable	8,041	5,202
Inventories	164,726	104,097
Prepaid expenses and other current assets	28,894	8,357

	641,084	527,093
Property and equipment, net	204,052	162,941
Goodwill and intangible assets, net	30,530	31,872
Deferred income taxes	8,934	8,587
Other non-current assets	4,181	4,141

	$888,781	$734,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,569	$14,536
Accrued liabilities	37,954	34,535
Accrued compensation and related expenses	22,176	22,875
Income taxes payable	6,831	8,720
Unredeemed gift card liability	17,660	22,773

	91,190	103,439
Non-current liabilities	29,770	25,014

	120,960	128,453

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 32,379 and 33,412	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 32,379 and 33,412	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 111,777 and 110,135	559	551
Additional paid-in capital	211,194	205,557
Retained earnings	534,900	373,719
Accumulated other comprehensive income	21,168	21,549

	767,821	601,376

Non-controlling interest	—	4,805

	$888,781	$734,634

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended October 28, 2012	Thirteen Weeks Ended October 30, 2011	Thirty-nine Weeks Ended October 28, 2012	Thirty-nine Weeks Ended October 30, 2011
		(Unaudited)
	(Amounts in thousands, except per share amounts)
Net revenue	$316,537	$230,216	$884,869	$629,319
Cost of goods sold	141,237	101,703	396,550	269,013

Gross profit	175,300	128,513	488,319	360,306
Selling, general and administrative expenses	94,689	68,792	264,455	189,415

Income from operations	80,611	59,721	223,864	170,891
Other income (expense), net	1,424	619	3,500	2,120

Income before provision for income taxes	82,035	60,340	227,364	173,011
Provision for income taxes	24,655	21,399	65,308	61,935

Net income	57,380	38,941	162,056	111,076
Net income attributable to non-controlling interest	64	147	875	531

Net income attributable to lululemon athletica inc.	$57,316	$38,794	$161,181	$110,545

Net basic earnings per share	$0.40	$0.27	$1.12	$0.77
Net diluted earnings per share	$0.39	$0.27	$1.11	$0.76
Basic weighted-average number of shares outstanding	144,057	143,370	143,903	143,096
Diluted weighted-average number of shares outstanding	145,748	145,349	145,750	145,230
Other comprehensive income:
Foreign currency translation adjustment	2,642	(14,586)	(381)	1,502

Comprehensive income	$59,958	$24,208	$160,800	$112,047

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Non- Controlling Interest	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
	(Unaudited)
	(Amounts in thousands)
Balance at January 29, 2012	33,412	$—	33,412	$—	110,135	$551	$205,557	$373,719	$21,549	$601,376	$4,805	$606,181
Net income								161,181		161,181		161,181
Foreign currency translation adjustment									(381)	(381)		(381)
Stock-based compensation							11,828			11,828		11,828
Excess tax benefit from stock-based compensation							7,172			7,172		7,172
Common stock issued upon exchange of exchangeable shares	(1,033)	—	(1,033)	—	1,033	5	(5)			—		—
Restricted stock issuance					14	—	—			—		—
Stock options exercised					595	3	6,975			6,978		6,978
Non-controlling interest:
Net income attributable to non-controlling interests											875	875
Purchase of non-controlling interest							(20,333)			(20,333)	(5,680)	(26,013)

Balance at October 28, 2012	32,379	$—	32,379	$—	111,777	$559	$211,194	$534,900	$21,168	$767,821	$—	$767,821

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-nine Weeks Ended October 28, 2012	Thirty-nine Weeks Ended October 30, 2011
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities
Net income attributable to lululemon athletica inc.	$161,181	$110,545
Net income attributable to non-controlling interest	$875	$531

Net income	$162,056	$111,076
Items not affecting cash
Depreciation and amortization	30,962	20,888
Stock-based compensation	11,828	7,745
Deferred income taxes	(347)	(10,456)
Excess tax benefits from stock-based compensation	(7,172)	(5,613)
Other, including net changes in other non-cash balances
Prepaid expenses and other current assets	(16,280)	711
Inventories	(60,538)	(70,995)
Accounts payable	(7,958)	(620)
Accrued liabilities	11,048	20,264
Sales tax collected	(7,573)	133
Income taxes payable	(1,858)	(18,366)
Accrued compensation and related expenses	(663)	1,717
Other non-cash balances	(265)	(2,964)

Net cash provided by operating activities	113,240	53,520

Cash flows from investing activities
Purchase of property and equipment	(72,041)	(100,690)
Reacquisition of franchises	—	(5,654)

Net cash used in investing activities	(72,041)	(106,344)

Cash flows from financing activities
Proceeds from exercise of stock options	6,978	8,861
Excess tax benefits from stock-based compensation	7,172	5,613
Purchase of non-controlling interest	(26,013)	—

Net cash (used in) provided by financing activities	(11,863)	14,474

Effect of exchange rate changes on cash	650	(990)

Increase (decrease) in cash and cash equivalents	29,986	(39,340)
Cash and cash equivalents, beginning of period	$409,437	$316,286

Cash and cash equivalents, end of period	$439,423	$276,946

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and store count information, unless otherwise indicated)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce and through a network of wholesale accounts. The Company’s primary markets are the United States, Canada, Australia, and New Zealand, where 127, 50, 22 and two corporate-owned stores were in operation as at October 28, 2012, respectively. There were 201 and 174 corporate-owned stores in operation as of October 28, 2012 and January 29, 2012, respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of October 28, 2012 and for the thirty-nine weeks ended October 28, 2012 and October 30, 2011 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 29, 2012 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 29, 2012, included in Item 8 in the fiscal 2011 Annual Report on Form 10-K filed with the SEC on March 22, 2012. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K.

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

Stock-based compensation expense charged to income for the plans was $11,828 and $7,745 for the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively. Total unrecognized compensation cost as at October 28, 2012 was $24,206 for all stock award plans, which is expected to be recognized over a weighted-average period of 2.1 years.

Company stock options and performance stock units

A summary of the Company’s stock option, performance stock unit and restricted share activity as of October 28, 2012 and changes during the thirty-nine week period then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Number of Performance Units	Weighted- Average Grant Fair Value	Number of Restricted Shares	Weighted- Average Grant Fair Value
Balance at January 29, 2012	2,253	$14.77	384	$31.90	8	$46.10
Granted	84	$75.53	153	74.51	14	63.26
Exercised	595	$11.73	—	—	8	46.10
Forfeited	86	$20.43	49	31.81	—	—

Balance at October 28, 2012	1,656	$18.64	488	$45.29	14	$63.26

Exercisable at October 28, 2012	771	$11.99	—	$—	—	$—

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

Stockholder- sponsored stock options

During the thirty-nine weeks ended October 28, 2012, holders of exchangeable shares converted 1,033 exchangeable shares into 1,033 shares of common stock of the Company for no additional consideration. In connection with the exchange of exchangeable shares, an equal number of outstanding shares of the Company’s special voting stock were cancelled.

During the thirty-nine weeks ended October 28, 2012, there were no grants or forfeitures related to the stock options issued and outstanding under the stockholder-sponsored awards.

Employee share purchase plan

The Company’s Employee Share Purchase Plan (“ESPP”) allows for the purchase of common stock of the Company by all eligible employees. Eligible employees may elect to have whatever portion of his or her base salary equates, after deduction of applicable taxes, to either 3%, 6% or 9% of his or her base salary withheld during each payroll period for purposes of purchasing shares of the Company’s common stock under the ESPP. Additionally, the Company or the subsidiary of the Company employing the participant, will make a cash contribution as additional compensation to each participant equal to one-third of the aggregate amount of that participant’s contribution for that pay period, which will be used to purchase shares of the Company’s common stock, subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended October 28, 2012, there were 22 shares purchased under the ESPP, which were funded by the Company through open market purchases.

NOTE 4. LEGAL PROCEEDINGS

On October 12, 2012, former hourly employees of the Company filed a class action lawsuit in the Superior Court of the State of California entitled Rebekah Geare et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various U.S. labor codes by failing to provide meal and rest breaks, failing to pay minimum wage, failing to pay overtime, failing to pay all wages twice each month, failing to provide reasonable seating and failing to provide unpaid vacation times as wages at time of termination. The plaintiffs are seeking an unspecified amount of damages. The Company intends to vigorously defend the matter.

On August 10, 2012, customers of the Company filed a class action lawsuit in San Diego Superior Court entitled Laura Chaikin et al v. lululemon athletica inc. The lawsuit alleges that the Company violated California Civil Code sections by requesting and capturing personal information, namely zip code information, along with credit card numbers from guests using credit cards at the point-of-sale in stores. The plaintiffs are seeking an unspecified amount of damages. The Company intends to vigorously defend the matter.

NOTE 5. EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended October 28, 2012	Thirteen Weeks Ended October 30, 2011	Thirty-nine Weeks Ended October 28, 2012	Thirty-nine Weeks Ended October 30, 2011
Net income	$57,380	$38,941	$162,056	$111,076
Net income attributable to non-controlling interest	$64	$147	$875	$531

Net income attributable to lululemon athletica inc.	$57,316	$38,794	$161,181	$110,545
Basic weighted-average number of shares outstanding	144,057	143,370	143,903	143,096
Effect of stock awards assume exercised	1,691	1,979	1,847	2,134

Diluted weighted-average number of shares outstanding	145,748	145,349	145,750	145,230
Net basic earnings per share	$0.40	$0.27	$1.12	$0.77
Net diluted earnings per share	$0.39	$0.27	$1.11	$0.76

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirty-nine weeks ended October 28, 2012 and October 30, 2011, 53 and 51 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

NOTE 6. SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	October 28, 2012	January 29, 2012
Inventories:
Finished goods	$167,973	$105,462
Raw materials	1,503	2,531
Provision to reduce inventory to market value	(4,750)	(3,896)

	$164,726	$104,097

Prepaid expenses and other current assets:
Prepaid tax installments	$20,595	$4,109
Prepaid expenses	8,299	4,248

	$28,894	$8,357

Property and equipment:
Land	$71,233	$60,014
Buildings	12,343	5,018
Leasehold improvements	110,229	113,931
Furniture and fixtures	29,785	22,512
Computer hardware and software	70,940	51,657
Equipment and vehicles	1,491	1,285
Accumulated amortization and depreciation	(91,969)	(91,476)

	$204,052	$162,941

Goodwill and intangible assets:
Goodwill	$23,609	$23,609
Changes in foreign currency exchange rates	2,380	2,727

	25,989	26,336

Reacquired franchise rights	10,709	10,709
Accumulated amortization	(7,748)	(6,747)
Changes in foreign currency exchange rates	1,580	1,574

	4,541	5,536

	$30,530	$31,872

Accrued liabilities:
Inventory purchases	$21,051	$9,648
Sales tax collected	5,161	12,740
Accrued rent	4,209	5,343
Other	7,533	6,804

	$37,954	$34,535

Non-current liabilities:
Deferred lease liability	$16,655	$15,302
Tenant inducements	13,115	9,712

	$29,770	$25,014

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

	Thirteen Weeks Ended October 28, 2012	Thirteen Weeks Ended October 30, 2011	Thirty-nine Weeks Ended October 28, 2012	Thirty-nine Weeks Ended October 30, 2011
Net revenue:
Corporate-owned stores	$252,046	$190,049	$712,149	$524,374
Direct to consumer	45,122	23,874	118,991	56,244
Other	19,369	16,293	53,729	48,701

	$316,537	$230,216	$884,869	$629,319

Income from operations before general corporate expense:
Corporate-owned stores	$84,699	$66,331	$238,783	$189,368
Direct to consumer	18,373	9,098	49,514	21,552
Other	4,049	3,663	10,912	13,369

	107,121	79,092	299,209	224,289
General corporate expense	26,510	19,371	75,345	53,398

Income from operations	80,611	59,721	223,864	170,891
Other income (expense), net	1,424	619	3,500	2,120

Income before provision for income taxes	$82,035	$60,340	$227,364	$173,011

Capital expenditures:
Corporate-owned stores	$23,103	$9,307	$52,573	$21,685
Direct to consumer	1,733	601	2,564	3,737
Corporate	8,159	3,698	16,904	75,507

	$32,995	$13,606	$72,041	$100,929

Depreciation:
Corporate-owned stores	$7,514	$4,345	$20,001	$12,842
Direct to consumer	639	656	2,296	1,550
Corporate	3,329	2,325	8,665	6,496

	$11,482	$7,326	$30,962	$20,888

NOTE 8. PURCHASE OF NON-CONTROLLING INTEREST

In August 2012, the Company purchased the non-controlling interest in lululemon athletica Australia Pty Ltd (“lululemon australia”) for $26,013. lululemon australia is engaged in the distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned retail locations and through a network of wholesale accounts, in Australia and New Zealand. The Company previously accounted for its 80 percent interest in lululemon australia as a subsidiary with non-controlling interest.

As a result of the transaction, the carrying amount of $5,680 of the non-controlling interest was reduced to $nil. The Company’s equity was reduced by $20,333, the excess of the purchase price over the net adjustments, as a charge to additional paid in capital.

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

Overview

Throughout the first three quarters of fiscal 2012, we were able to grow our e-commerce business which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. This sales channel offers a higher operating margin than our other segments and accounted for 13.4% of total revenue in the first three quarters of fiscal 2012 compared to 8.9% of total revenue in the same period of the prior year. Continuing increases in traffic and conversion rates on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit resources to further developing this channel.

We believe that our brand is recognized as premium in our offerings of run and yoga assortment, as well as a leader in technical fabrics and quality construction. This has made our product desirable to our consumers and has driven demand. In fiscal 2012, we have invested in new and legacy information technology systems to gain further efficiencies in our vertical retail strategy. We have also invested in international expansion opportunities where we have determined there is growth opportunity, including adding country-specific e-commerce websites and opening additional showrooms. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives which we believe will be beneficial for us.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of October 28, 2012, our branded apparel was principally sold through 201 corporate-owned stores that are located in the United States, Canada, Australia and New Zealand and via our e-commerce websites included in our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In the thirteen week period ended October 28, 2012, 60% of our net revenue was derived from the sales of our products in the United States, 35% of our net revenue was derived from sales of our products in Canada, and 5% of our net revenue was derived from sales of our products outside of North America. In the thirteen week period ended October 30, 2011, 53% of our net revenue was derived from the sales of our products in the United States, 43% of our net revenue was derived from sales of our products in Canada, and 4% of our net revenue was derived from sales of our products outside of North America.

Our net revenue increased from $711.7 million in fiscal 2010 to $1.0 billion in fiscal 2011, representing an annual growth rate of 41%. Our net revenue also increased from $230.2 million in the third quarter of fiscal 2011 to $316.5 million in third quarter of fiscal 2012, representing a 37% increase, and comparable store sales increased 18%. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment accounted for 14% of our net revenue in third quarter of fiscal 2012, compared to 10% in the third quarter of fiscal 2011. Our other segment, consisting of franchise sales, wholesale accounts, sales from company-operated showrooms, warehouse sales and outlets, accounted for less than 10% of our net revenue in the third quarters of fiscal 2012 and fiscal 2011.

Results of Operations

Thirteen Week Results

The following table summarizes key components of our results of operations for the thirteen week periods ended October 28, 2012 and October 30, 2011. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended October 28, 2012 and October 30, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Net revenue	$316,537	$230,216	100.0	100.0
Cost of goods sold	141,237	101,703	44.6	44.2

Gross profit	175,300	128,513	55.4	55.8
Selling, general and administrative expenses	94,689	68,792	29.9	29.9

Income from operations	80,611	59,721	25.5	25.9
Other income (expense), net	1,424	619	0.4	0.3

Income before provision for income taxes	82,035	60,340	25.9	26.2
Provision for income taxes	24,655	21,399	7.8	9.3

Net income	57,380	38,941	18.1	16.9
Net income attributable to non-controlling interest	64	147	0.0	0.0

Net income attributable to lululemon athletica inc.	$57,316	$38,794	18.1	16.9

Net Revenue

Net revenue increased $86.3 million, or 37%, to $316.5 million for the third quarter of fiscal 2012 from $230.2 million for the third quarter of fiscal 2011. Assuming the average exchange rates for the third quarter of fiscal 2012 remained constant with the average exchange rates for the third quarter of fiscal 2011, our net revenue would have increased $84.7 million, or 37%, for the third quarter of fiscal 2012.

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

Our net revenue on a segment basis for the thirteen week periods ended October 28, 2012 and October 30, 2011 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended October 28, 2012 and October 30, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$252,046	$190,049	79.6	82.6
Direct to consumer	45,122	23,874	14.3	10.4
Other	19,369	16,293	6.1	7.0

Net revenue	$316,537	$230,216	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $62.0 million, or 33%, to $252.0 million in the third quarter of fiscal 2012 from $190.0 million in the third quarter of fiscal 2011. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•

Comparable store sales increase of 18% in the third quarter of fiscal 2012 resulted in a $30.4 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 18%, or $29.2 million, in the third quarter of fiscal 2012; and

•

Net revenue from corporate-owned stores we opened subsequent to October 30, 2011, and therefore not included in the comparable store sales growth, contributed $31.6 million of the increase. Net new store openings since the third quarter of fiscal 2011 included 21 stores in the United States, five ivivva athletica branded stores in Canada, eight stores in Australia and two stores in New Zealand.

Direct to Consumer. Net revenue from our direct to consumer segment increased $21.2 million, or 89%, to $45.1 million in the third quarter of fiscal 2012 from $23.9 million in the third quarter of fiscal 2011. The increase in net revenue was primarily the result of increasing traffic and conversion rates on our e-commerce website.

Other. Net revenue from our other segment increased $3.1 million, or 19%, to $19.4 million in the third quarter of fiscal 2012 from $16.3 million in the third quarter of fiscal 2011. A higher number of showrooms open during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 contributed to the increase in net revenue from our other segment. Increased revenue from outlets, both through growth at existing locations and through the addition of a new location also contributed to the increase in net revenue from our other segment. The increase was partially offset by decreased revenue from wholesales. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $46.8 million, or 36%, to $175.3 million for the third quarter of fiscal 2012 from $128.5 million for the third quarter of fiscal 2011. Increased net revenues in our operating segments resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, merchandising, and production departments.

Gross profit as a percentage of net revenue, or gross margin, decreased by 40 basis points, to 55.4% in the third quarter of fiscal 2012 from 55.8% in the third quarter of fiscal 2011. The decrease in gross margin resulted primarily from:

•

an increase in product costs of 60 basis points due to increased labor and raw material costs related to increased product innovation, function and garment complexity, as well as an increase in markdowns and discounts due to a more balanced inventory position in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011;

•

weakening of the Canadian and Australian dollars when inventory was purchased, relative to the U.S. dollar, increased foreign exchange impacts on product costs and contributed to decrease in gross margin of 20 basis points; and

•

an increase in fixed costs of 10 basis points such as expenses related to our product and supply chain departments and partially offset by a decrease in occupancy costs and depreciation relative to the increase in net revenue.

The decrease in gross margin was partially offset by a decrease in air freight of 50 basis points due to lower air freight usage than in the third quarter of fiscal 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $25.9 million, or 38%, to $94.7 million in the third quarter of fiscal 2012 from $68.8 million in the third quarter of fiscal 2011. The increase in selling, general and administrative expenses was principally comprised of:

•

an increase in employee costs of $10.4 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, outlets and other, as well as an increase in wages as we invest in our employees;

•

an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $5.6 million incurred in order to position us for long-term growth;

•	an increase in administrative costs related to our direct to consumer segment of $2.5 million associated with the growth in this channel;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $2.5 million as a result of the expansion of our business;

•	an increase in variable costs related to our direct to consumer segment of $2.2 million as a result of increased sales volume;

•	an increase in variable store costs of $1.5 million as a result of increased sales volume from new and existing corporate-owned stores, outlets and other; and

•	an increase in other head office costs of $1.2 million as a result of the overall growth of our business and investment in strategic initiatives and projects.

As a percentage of net revenue, selling, general and administrative expenses remained unchanged at 29.9% in both the third quarters of fiscal 2012 and fiscal 2011.

Income from Operations

Income from operations increased $20.9 million, or 35%, to $80.6 million in the third quarter of fiscal 2012 from $59.7 million in the third quarter of fiscal 2011. The increase was a result of increased gross profit of $46.8 million, partially offset by increased selling, general and administrative costs of $25.9 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations before general corporate expenses for the thirteen weeks ended October 28, 2012 and October 30, 2011 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirteen Weeks Ended October 28, 2012 and October 30, 2011
	2012	2011	2012	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$84,699	$66,331	33.6	34.9
Direct to consumer	18,373	9,098	40.7	38.1
Other	4,049	3,663	20.9	22.5

Income from operations before general corporate expense	$107,121	$79,092

General corporate expense	26,510	19,371

Income from operations	$80,611	$59,721

Corporate-Owned Stores. Income from operations from our corporate-owned stores segment increased $18.4 million, or 28%, to $84.7 million for the third quarter of fiscal 2012 from $66.3 million for the third quarter of fiscal 2011 primarily due to an increase of $32.0 million in gross profit, which was partially offset by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores, including reacquired franchised stores, and net revenue growth at existing stores.

Direct to Consumer. Income from operations from our direct to consumer segment increased $9.3 million, or 102%, to $18.4 million for the third quarter of fiscal 2012 from $9.1 million for the third quarter of fiscal 2011. This increase was primarily the result of increased sales through our e-commerce website, with gross profit increasing $13.2 million over the third quarter of fiscal 2011. Income from operations as a percentage of direct to consumer revenue increased 260 basis points primarily due to leverage gained over fixed costs.

Other. Income from operations from our other segment increased $0.4 million, or 11%, to $4.0 million for the third quarter of fiscal 2012 from $3.7 million for the third quarter of fiscal 2011. Gross profit related to our other segment increased $1.6 million in the third quarter of fiscal 2012 from the third quarter of fiscal 2011. This increase was partially the result of a higher number of showrooms open during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, as well as growth from our outlets. This increase was partially offset by decreased wholesales. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

General Corporate Expense. General corporate expense increased $7.1 million, or 37%, to $26.5 million for the third quarter of fiscal 2012 from $19.4 million for the third quarter of fiscal 2011. This was primarily due to increased head office employee costs, including stock-based compensation expense and management incentive-based compensation, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects.

Other Income (Expense), Net

Other income (expense), net increased $0.8 million, or 130%, to $1.4 million in the third quarter of fiscal 2012 from $0.6 million in the third quarter of fiscal 2011. The increase was primarily a result of increased interest income.

Provision for Income Taxes

Provision for income taxes increased $3.3 million, or 15%, to $24.7 million in the third quarter of fiscal 2012 from $21.4 million in the third quarter of fiscal 2011. In the third quarter of fiscal 2012, our effective tax rate was 30.1% compared to 35.5% in the third quarter of fiscal 2011. The lower effective rate reflects the ongoing impact of revised intercompany pricing agreements.

Net Income

Net income increased $18.5 million to $57.3 million for the third quarter of fiscal 2012 from $38.8 million for the third quarter of fiscal 2011. The increase in net income of $18.5 million for the third quarter of fiscal 2012 was a result of an increase in gross profit of $46.8 million resulting from increased product sales and improved foreign exchange differences and an increase in other income (expense), net of $0.8 million, offset by an increase in selling, general and administrative expenses of $25.9 million and an increase in provision for income taxes of $3.3 million.

Thirty-nine Week Results

The following table summarizes key components of our results of operations for the thirty-nine week periods ended October 28, 2012 and October 30, 2011. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirty-nine Weeks Ended October 28, 2012 and October 30, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Net revenue	$884,869	$629,319	100.0	100.0
Cost of goods sold	396,550	269,013	44.8	42.7

Gross profit	488,319	360,306	55.2	57.3
Selling, general and administrative expenses	264,455	189,415	29.9	30.1

Income from operations	223,864	170,891	25.3	27.2
Other income (expense), net	3,500	2,120	0.4	0.3

Income before provision for income taxes	227,364	173,011	25.7	27.5
Provision for income taxes	65,308	61,935	7.4	9.8

Net income	162,056	111,076	18.3	17.7
Net income attributable to non-controlling interest	875	531	0.1	0.1

Net income attributable to lululemon athletica inc	$161,181	$110,545	18.2	17.6

Net Revenue

Net revenue increased $255.6 million, or 41%, to $884.9 million for the first three quarters of fiscal 2012 from $629.3 million for the first three quarters of fiscal 2011. Assuming the average exchange rates for the first three quarters of fiscal 2012 remained constant with the average exchange rates for the first three quarters of fiscal 2011, our net revenue would have increased $261.5 million, or 42%, for the first three quarters of fiscal 2012.

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

Our net revenue on a segment basis for the thirty-nine week periods ended October 28, 2012 and October 30, 2011 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirty-nine Weeks Ended October 28, 2012 and October 30, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$712,149	$524,374	80.5	83.4
Direct to consumer	118,991	56,244	13.4	8.9
Other	53,729	48,701	6.1	7.7

Net revenue	$884,869	$629,319	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $187.8 million, or 36%, to $712.1 million in the first three quarters of fiscal 2012 from $524.4 million in the first three quarters of fiscal 2011. The following contributed to the $187.8 million increase in net revenue from our corporate-owned stores segment:

•

Comparable store sales increase of 18% in the first three quarters of fiscal 2012 resulted in a $88.1 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 19%, or $92.8 million, in the first three quarters of fiscal 2012; and

•

Net revenue from corporate-owned stores we opened subsequent to October 30, 2011, and therefore not included in the comparable store sales growth, contributed $99.7 million of the increase. Net new store openings since the third quarter of fiscal 2011 included 21 stores in the United States, five ivivva athletica branded stores in Canada, eight stores in Australia and two stores in New Zealand.

Direct to consumer. Net revenue from our direct to consumer segment increased $62.7 million, or 112%, to $119.0 million in the first three quarters of fiscal 2012 from $56.2 million in the first three quarters of fiscal 2011. The increase in net revenue was primarily the result of increased traffic at our e-commerce website, as well as higher conversion rates and average order value.

Other. Net revenue from our other segment increased $5.0 million, or 10%, to $53.7 million in the first three quarters of fiscal 2012 from $48.7 million in the first three quarters of fiscal 2011. This increase was a result of increased net revenues from showrooms and outlets, partially offset by decreased net revenues from our franchise operating channel and from wholesales. The four remaining franchised stores that we reacquired in the third quarter of fiscal 2011 are now included in the corporate-owned stores segment. Our other segment continues to grow year over year through new showroom locations, new wholesale customers and net revenue growth at existing locations attributable to a strong product offering and brand interest. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $128.0 million, or 36%, to $488.3 million for the first three quarters of fiscal 2012 from $360.3 million for the first three quarters of fiscal 2011. Increased net revenues in our operating segments resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, merchandising, and production departments.

Gross profit as a percentage of net revenue, or gross margin, decreased by 210 basis points, to 55.2% in the first three quarters of fiscal 2012 from 57.3% in the first three quarters of fiscal 2011. The decrease in gross margin resulted primarily from:

•

an increase in product costs of 180 basis points due to increased labor and raw material costs as a result of inflation as well as increased product innovation, function and garment complexity, and an increased mix of seasonal items compared to core items;

•	an increase in markdowns and discounts of 60 basis points due to a more balanced inventory position in the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011;

•	a non-recurring adjustment for the recognition of input tax credits from previous periods of 40 basis points;

•

an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue, which had a deleveraging effect on gross margin and contributed to a decrease in gross margin of 30 basis points; and

•	weakening of the Canadian and Australian dollars, relative to the U.S. dollar, increased foreign exchange impacts on product costs and contributed to a decrease in gross margin of 20 basis points.

The decrease in gross margin was partially offset by a decrease in air freight of 70 basis points due to lower air freight usage in the first three quarters of fiscal 2012 than in the first three quarters of fiscal 2011 and a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin and contributed to an increase in gross margin of 50 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $75.0 million, or 40%, to $264.5 million in the first three quarters of fiscal 2012 from $189.4 million in the first three quarters of fiscal 2011. The $75.0 million increase in selling, general and administrative expenses was principally comprised of:

•

an increase in employee costs of $28.8 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, outlets and other, as well as an increase in wages as we invest in our employees;

•	an increase in head office employee costs, including stock-based compensation and management incentive-based compensation, of $15.2 million incurred in order to position us for long-term growth;

•	an increase in other head office costs of $7.8 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in variable costs related to our direct to consumer segment of $7.0 million as a result of increased sales volume;

•	an increase in administrative costs related to our direct to consumer segment of $5.1 million associated with the growth in this channel;

•	an increase in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, of $6.4 million as a result of the expansion of our business; and

•	an increase in variable store costs of $4.7 million as a result of increased sales volume from new and existing corporate-owned stores, outlets and other.

As a percentage of net revenue, selling, general and administrative expenses decreased 20 basis points, to 29.9% in the first three quarters of fiscal 2012 from 30.1% in the first three quarters of fiscal 2011.

Income from Operations

Income from operations increased $53.0 million, or 31%, to $223.9 million in the first three quarters of fiscal 2012 from $170.9 million in the first three quarters of fiscal 2011. The increase was a result of increased gross profit of $128.0 million, partially offset by increased selling, general and administrative costs of $75.0 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations before general corporate expenses for the thirty-nine week periods ended October 28, 2012 and October 30, 2011 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirty-nine Weeks Ended October 28, 2011 and October 30, 2011
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$238,783	$189,368	33.5	36.1
Direct to consumer	49,514	21,552	41.6	38.3
Other	10,919	13,369	20.3	27.5

Income from operations before general corporate expense	$299,209	$224,289

General corporate expense	75,345	53,398

Income from operations	$223,864	$170,891

Corporate-Owned Stores. Income from operations from our corporate-owned stores segment increased $49.4 million, or 26%, to $238.8 million for the first three quarters of fiscal 2012 from $189.4 million for the first three quarters of fiscal 2011 primarily due to an increase of $89.2 million in gross profit, which was partially offset by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores, included reacquired franchised stores, and net revenue growth at existing stores.

Direct to Consumer. Income from operations from our direct to consumer segment increased $28.0 million, or 130%, to $49.5 million for the first three quarters of fiscal 2012 from $21.6 million for the first three quarters of fiscal 2011. This increase was primarily the result of increased sales through our e-commerce website, with gross profit increasing $38.4 million over the third quarter of fiscal 2011. Income from operations as a percentage of direct to consumer revenue increased 330 basis points primarily due to leverage gained over fixed costs.

Other. Income from operations from our other segment decreased $2.5 million, or 18%, to $10.9 million for the first three quarters of fiscal 2012 from $13.4 million for the first three quarters of fiscal 2011. This decrease was primarily the result of our reacquisition of our four remaining franchised locations during the third quarter of fiscal 2011 as income from operations from the reacquired stores is now included in our corporate-owned stores segment. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

General Corporate Expense. General corporate expense increased $21.9 million, or 41%, to $75.3 million for the first three quarters of fiscal 2012 from $53.4 million for the first three quarters of fiscal 2011. This was primarily due to increased head office employee costs, including stock-based compensation expense and management incentive-based compensation, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects.

Other Income (Expense), Net

Other income (expense), net increased $1.4 million, or 65%, to $3.5 million in the first three quarters of fiscal 2012 from $2.1 million in the first three quarters of fiscal 2011. The increase was primarily the result of increased interest income.

Provision for Income Taxes

Provision for income taxes increased $3.4 million, or 5%, to $65.3 million in the first three quarters of fiscal 2012 from $61.9 million in the first three quarters of fiscal 2011. In the first three quarters of fiscal 2012, our effective tax rate was 28.7% compared to 35.8% in the first three quarters of fiscal 2011. The lower effective rate reflects the ongoing impact of revised intercompany pricing agreements.

Net Income

Net income increased $50.6 million to $161.2 million for the first three quarters of fiscal 2012 from $110.5 million for the first three quarters of fiscal 2011. The increase in net income of $50.6 million for the first three quarters of fiscal 2012 was a result of an increase in gross profit of $128.0 million resulting from increased sales, and an increase in other income (expense), net of $1.4 million, offset by an increase in selling, general and administrative expenses of $75.0 million and an increase of $3.4 million in provision for income taxes.

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

At October 28, 2012, our working capital (excluding cash and cash equivalents) was $110.4 million and our cash and cash equivalents were $439.4 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirty-nine Weeks Ended October 28, 2012	Thirty-nine Weeks Ended October 30, 2011
	(In thousands)
Total cash provided by (used in):
Operating activities	$113,240	$53,520
Investing activities	(72,041)	(106,344)
Financing activities	(11,863)	14,474
Effect of exchange rate changes	650	(990)

Increase (decrease) in cash and cash equivalents	$29,986	$(39,340)

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts receivable, inventories, accounts payable and accrued liabilities.

Cash provided by operating activities increased $59.7 million, to $113.2 million for the first three quarters of fiscal 2012 compared to $53.5 million for the first three quarters of fiscal 2011. The $59.7 million increase was primarily a result of increased net income and lower income taxes paid in the first three quarters of fiscal 2012 compared to fiscal 2011.

Investing Activities

Investing Activities relate to the purchase of property and equipment and the reacquisition of franchises.

Cash used in investing activities decreased $34.3 million, to $72.0 million for the first three quarters of fiscal 2012 from $106.3 million for the first three quarters of fiscal 2011. The cash used in investing activities for the first three quarters of fiscal 2011 included $65.1 million plus acquisition-related costs for the purchase of our principal executive and administrative offices. In the first three quarters of fiscal 2012 we opened or acquired 27 new corporate-owned stores compared to 32 new corporate-owned stores we opened in the first three quarters of fiscal 2011.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options, excess tax benefits from stock-based compensation and cash paid to acquire non-controlling interest. Cash provided by financing activities decreased $26.3 million to $11.9 million used for financing activities for the first three quarters of fiscal 2012 from $14.5 million provided by financing activities for the first three quarters of fiscal 2011. The cash used in financing activities for the first three quarters of fiscal 2012 included $26.0 million for the purchase of the non-controlling interest in lululemon australia.

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

At October 28, 2012, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of October 28, 2012, letters of credit and letters of guarantee totaling $1.4 million have been issued.

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

Operating Locations

Our operating locations by U.S. state, Canadian province, Australian state and in New Zealand, and the overall totals as of October 28, 2012 and January 29, 2012, are summarized in the table below. While most of our stores are branded lululemon athletica, seven of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	October 28, 2012	January 29, 2012
United States
Alabama	1	1
Arizona	3	3
California	24	23

	October 28, 2012	January 29, 2012
Colorado	3	3
Connecticut	3	3
District of Columbia	2	2
Florida	8	7
Georgia	2	1
Hawaii	1	1
Illinois	9	8
Indiana	1	1
Kansas	1	1
Maryland	3	2
Massachusetts	6	5
Michigan	1	1
Minnesota	3	3
Missouri	1	1
Nebraska	1	0
Nevada	1	1
New Jersey	6	5
New Mexico	1	0
New York	9	8
North Carolina	3	2
Ohio	5	3
Oregon	2	2
Pennsylvania	5	4
South Carolina	1	0
Tennessee	3	1
Texas	10	10
Utah	1	0
Virginia	3	3
Washington	3	3
Wisconsin	1	0

Total United States	127	108

Canada
Alberta	12	11
British Columbia	12	12
Manitoba	2	1
Nova Scotia	1	1
Ontario	18	17
Québec	4	4
Saskatchewan	1	1

Total Canada	50	47

Australia
New South Wales	7	6
Queensland	3	2
South Australia	1	1
Tasmania	1	0
Victoria	7	6
Western Australia	3	3

Total Australia	22	18

New Zealand	2	1

Total	201	174

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk. We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of October 28, 2012, we operated 50 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first three quarters of fiscal 2012, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $15.8 million in the first three quarters of fiscal 2012. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. Additionally, a portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.6 million in the first three quarters of fiscal 2012. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk. In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of October 28, 2012, we had no outstanding borrowings under our revolving facility and we do not believe that we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 28, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 28, 2012, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the thirteen weeks ended October 28, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations. Refer to Note 4 included in Item 1 of Part I of this Quarterly Report on From 10-Q for information regarding specific legal proceedings.

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

We lease the majority of our corporate-owned stores under operating leases and our inability to secure appropriate real estate or lease terms could impact our ability to grow. Our leases generally have initial terms of between five and ten years, and generally can be extended only in five-year increments if at all. We generally cannot cancel these leases at our option. If an existing or new store is not profitable, and we decide to close it, as we have done in the past and may do in the future, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in Australia and New Zealand. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar, Australian dollar and New Zealand dollar. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first three quarters of fiscal 2012, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $15.8 million in the first three quarters of fiscal 2012 and approximately $8.4 million in the first three quarters of fiscal 2011. Similarly, a 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.6 million in the first three quarters of fiscal 2012 and approximately $0.2 million in the first three quarters of fiscal 2011. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of our common stock during the thirteen-week period ended October 28, 2012:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 30, 2012 — August 26, 2012	7,064	$59.85	7,064	5,559,479
August 27, 2012 — September 30, 2012	8,901	72.20	8,901	5,550,578
October 1, 2012 — October 28, 2012	6,158	70.78	6,158	5,544,420

Total	22,123		22,123

(1)	Monthly information is presented by reference to our fiscal months during our third quarter of fiscal 2012.
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

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Form of Non-Qualified Stock Option Agreement (standard)	X

10.2	Form of Non-Qualified Stock Option Agreement (for outside directors)	X

10.3	Form of Non-Qualified Stock Option Agreement (with clawback provision)	X

10.4	Form of Notice of Grant of Performance Shares and Performance Shares Agreement	X

10.5	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

101*

The following financial statements from the Company’s 10-Q for the fiscal quarter ended October 28, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ JOHN E. CURRIE

John E. Currie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: December 5, 2012

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Form of Non-Qualified Stock Option Agreement (standard)	X

10.2	Form of Non-Qualified Stock Option Agreement (for outside directors)	X

10.3	Form of Non-Qualified Stock Option Agreement (with clawback provision)	X

10.4	Form of Notice of Grant of Performance Shares and Performance Shares Agreement	X

10.5	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101*

The following financial statements from the Company’s 10-Q for the fiscal quarter ended October 28, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Furnished herewith