Form 10-K
period 2013-02-03
lululemon athletica inc.
filed 2013-03-21
CIK 1397187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 27, 2012 was approximately $6,234,540,799. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 27, 2012. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on July 27, 2012.

Common Stock:

At March 18, 2013 there were 112,401,614 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

Exchangeable and Special Voting Shares:

At March 18, 2013, there were outstanding 32,033,458 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at March 18, 2013, the registrant had outstanding 32,033,458 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PARTS INTO WHICH INCORPORATED
Portions of Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipates,” “believes,” “estimates,” “may,” “intends,” “expects” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled Item 1A and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.	BUSINESS

Overview

lululemon athletica inc. is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We believe consumers associate our brand with innovative, technical apparel products. Our products are designed to offer performance, fit and comfort while incorporating both function and style. Our heritage of combining performance and style distinctly positions us to address the needs of female athletes as well as a growing core of consumers who desire everyday casual wear that is consistent with their active lifestyles. We also continue to broaden our product range to increasingly appeal to male athletes and athletic female youth. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running, general fitness and dance-inspired apparel for female youth. As of February 3, 2013, our branded apparel was principally sold through 211 stores that are located in Canada, the United States, Australia and New Zealand. We believe our vertical retail strategy allows us to interact more directly with, and gain feedback from, our customers, whom we call guests, while providing us with greater control of our brand.

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

We believe our culture and community-based business approach provides us with competitive advantages that are responsible for our strong financial performance. Our net revenue has increased from $40.7 million in fiscal 2004 to $1,370.4 million in fiscal 2012, representing a 55% compound annual growth rate. Our net revenue increased from $1,000.8 million in fiscal 2011 to $1,370.4 million in fiscal 2012, representing a 37% increase, including the impact of the 53rd week of sales. During fiscal 2012, our comparable store sales growth was 16%, excluding the impact of the 53rd week of sales, and we reported income from operations of $376.4 million. During fiscal 2011, our comparable store sales growth was 22% and we reported income from operations of $287.0 million. In fiscal 2012, our corporate-owned stores opened at least one year, averaged sales of $2,058 per square foot, excluding the impact of the 53rd week of sales, compared to sales per square foot of $2,004 for fiscal 2011. We believe this is among the best in the apparel retail sector.

Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2012, which ends on February 3, 2013, is a 53 week year.

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

•

Community-Based Marketing Approach. We differentiate lululemon athletica through an innovative, community-based approach to building brand awareness and customer loyalty. We use a multi-faceted grassroots marketing strategy that includes social media, local ambassadors, hosting community events and creating in-store community boards. We believe this grassroots approach allows us to successfully increase brand awareness and broaden our appeal while reinforcing our premium brand image.

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

Growth Strategy

Key elements of our growth strategy are to:

•

Grow our Store Base in North America. As of February 3, 2013, our products were sold through 186 corporate-owned stores in North America, including 135 in the United States and 51 in Canada. We expect that most of our near-term store growth will occur in the United States. We plan to add new stores to strengthen existing markets and selectively enter new markets in the United States and Canada. We opened 27 stores in the United States and four stores in Canada in fiscal 2012, including three ivivva branded stores, and we plan to open up to 38 stores, including three ivivva athletica branded stores in North America in fiscal 2013.

•

Expand Beyond North America. As of February 3, 2013, we operated 23 corporate-owned stores and one showroom in Australia, two corporate-owned stores and one showroom in New Zealand, two showrooms in Hong Kong, and one showroom in the United Kingdom. We plan to open approximately five lululemon stores in fiscal 2013 in Australia and New Zealand. Over the next two years we intend to open additional showrooms as pre-seeding activities in the Asian and European markets.

•

Develop our Direct to Consumer Sales Channel. We launched our retail website in the first quarter of fiscal 2009. The addition of e-commerce to our direct to consumer sales channel expanded our customer base and supplemented our growing store base over the past four years. During fiscal 2012 we added new country and region specific websites in Australia, Europe and Asia, and new brand specific websites in North America. We plan to continue developing our e-commerce website to provide a distinctive online shopping experience and extend our reach.

•

Increase our Brand Awareness. We will continue to increase brand awareness and customer loyalty through our grassroots marketing efforts, social media activities and planned store expansion. We believe that increased brand awareness will result in increased comparable store sales and store productivity over time.

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

•

Broaden the Appeal of our Products. We will selectively seek opportunities to expand the appeal of our brand to improve store productivity and expand our market. To enhance our product appeal, we intend to:

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

•

Grow our Men’s Business. We believe the premium quality and technical rigor of our products will continue to appeal to men and that there is an opportunity to expand our men’s business as a proportion of our total sales; and

•

Develop our Youth Brand. We launched our youth focused brand, ivivva athletica, in fiscal 2009. We believe the premium quality and technical rigor of our dance-inspired products designed for female youth serve an open market and provide us with an opportunity for future growth.

Our Stores

As of February 3, 2013, our retail footprint included 135 stores in the United States, 51 stores in Canada, 23 stores in Australia and two in New Zealand. While most of our corporate-owned stores are branded lululemon athletica, eight of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth. We no longer operate any franchised stores as we reacquired our four remaining franchise stores during fiscal 2011. Our retail stores are located primarily on street locations, in lifestyle centers and in malls.

The following store list shows the number of corporate-owned stores operated in each U.S. state, Canadian province, Australian state and in New Zealand, and the overall totals:

	February 3, 2013	January 29, 2012
United States
Alabama	1	1
Arizona	3	3
California	24	23
Colorado	3	3
Connecticut	3	3
District of Columbia	2	2
Florida	8	7
Georgia	3	1
Hawaii	1	1
Illinois	9	8
Indiana	1	1
Kansas	1	1
Louisiana	1	—
Maryland	3	2
Massachusetts	6	5
Michigan	2	1
Minnesota	3	3
Missouri	2	1
Nebraska	1	—
Nevada	1	1
New Jersey	6	5
New Mexico	1	—
New York	9	8
North Carolina	4	2
Ohio	5	3
Oregon	2	2
Pennsylvania	6	4
South Carolina	1	—
Tennessee	3	1
Texas	10	10
Utah	1	—
Vermont	1	—
Virginia	3	3
Washington	3	3
Wisconsin	2	—

Total United States	135	108

Canada
Alberta	12	11
British Columbia	12	12
Manitoba	2	1
Nova Scotia	1	1
Ontario	18	17
Québec	4	4
Saskatchewan	2	1

Total Canada	51	47

Australia
Australian Capital Territory	1	—
New South Wales	7	6
Queensland	3	2
South Australia	1	1
Tasmania	1	—
Victoria	7	6
Western Australia	3	3

Total Australia	23	18

New Zealand	2	1

Total	211	174

Store Economics

We believe that our innovative retail concept and guest experience contribute to the success of our stores. During fiscal 2012 our corporate-owned stores open at least one year, which average approximately 2,834 square feet, averaged sales of $2,058 per square foot, excluding the 53rd week of sales.

Management performs an ongoing evaluation of our portfolio of corporate-owned store locations. In fiscal 2012 we did not close any of our corporate-owned stores. As we continue our evaluation we may in future periods close corporate-owned store locations.

Store Expansion

From February 1, 2002 (when we had one store, in Vancouver) to February 3, 2013, we opened or acquired 210 net corporate-owned stores in North America and Australia. We opened our first corporate-owned store in the United States in 2003 and in Australia in 2010. We opened 37 corporate-owned stores in North America and Australia in fiscal 2012. Over the next few years, our new store growth will be primarily focused on corporate-owned stores in the United States, an attractive market with a population of over nine times that of Canada. Beyond North America, we intend to expand our global presence as part of our long-term business strategy. We believe that partnering with companies and individuals with significant experience and proven success in the target country is to our advantage.

Direct to Consumer

In fiscal 2009 we launched our e-commerce website which makes up our direct to consumer channel. Direct to consumer is an increasingly substantial part of our business, representing approximately 14% of our net revenue in fiscal 2012, compared to 11% of our net revenue in fiscal 2011. We believe that a direct to consumer channel is convenient for our core customer and enhances the image of our brand. Our direct to consumer channel makes our product accessible to more markets than our corporate-owned store channel alone. We use this channel to build brand awareness, especially in new markets.

Wholesale Channel

We also sell lululemon athletica products through premium yoga studios, health clubs and fitness centers. This channel represented 2% of our net revenue in both fiscal 2012 and fiscal 2011. We believe these premium wholesale locations offer an alternative distribution channel that is convenient for our core consumer and enhances the image of our brand. We do not intend wholesale to be a significant contributor to overall sales. Instead, we use the channel to build brand awareness, especially in new markets, including those outside of North America.

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

As we strive to continue to provide our guests with functional fabrics, our design team works closely with our suppliers to incorporate innovative fabrics that bring particular specifications to our products. We partner with a leading independent inspection, verification, testing and certification company, which conducts a battery of tests before each season on our fabrics, testing for a variety of performance characteristics including pilling, shrinkage, abrasion resistance and colorfastness. We collaborate with leading fabric suppliers to develop fabrics that we ultimately trademark for brand recognition whenever possible.

Sourcing and Manufacturing

We do not own or operate any manufacturing facilities. The fabric used in our products is sourced by our manufacturers from a limited number of pre-approved suppliers. We work with a group of approximately 50 manufacturers, five of which produced approximately 60% of our products in fiscal 2012. During fiscal 2012, no single manufacturer produced more than 26% of our product offering. During fiscal 2012, approximately 54% of our products were produced in South/South East Asia, approximately 34% in China, approximately 3% in North America and the remainder in the Peru, Israel, Egypt and other countries. Our North American manufacturers provide us with the speed to market necessary to respond quickly to changing trends and increased demand. While we plan to support future growth through manufacturers outside of North America, our intent is also to maintain production in Canada and the United States whenever practicable. We have developed long-standing relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products in the long-term. We require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing, working conditions and other social concerns. We currently also work with a leading inspection and verification firm to closely monitor each supplier’s compliance with applicable law and our workplace code of conduct. We believe that the services of additional, or other, producers of our fabrics could be obtained with little or no additional expense to us and/or delay in the timeliness of our production process.

Distribution Facilities

We centrally distribute finished products from distribution facilities in Vancouver, British Columbia, Sumner, Washington, and Melbourne, Victoria. We operate the distribution facilities in Vancouver, Sumner and Melbourne which are leased and are approximately 120,000, 167,000 and 54,000 square feet, respectively. We believe these modern facilities enhance the efficiency of our operations. We believe our distribution infrastructure will be sufficient to accommodate our expected store growth and expanded product offerings over the next several years. Merchandise is typically shipped to our stores through third-party delivery services multiple times per week, providing them with a steady flow of new inventory.

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

Our Employees

As of February 3, 2013, we had 6,383 employees, of which 3,387 were employed in the United States, 2,545 were employed in Canada, and 451 were employed outside of North America. Of the 3,387 employees in the United States, 3,196 were employed in our retail locations, 114 were employed in distribution and the remaining 77 performed selling, general and administrative and other functions. Of the 2,545 Canadian employees, 1,574 were employed in our retail locations, 75 were employed in distribution, 162 were employed in design, merchandise and production, and the remaining 734 performed selling, general and administration functions. Of the 451 international employees, 347 were employed in our international retail locations, 27 were employed in distribution, and 77 performed merchandise, production, and administrative functions. None of our employees is currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

Intellectual Property

We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products in Canada, the United States and in the other countries in which our products are currently or intended to be either sold or manufactured. Our major trademarks include lululemon athletica & design, the logo design (WAVE design) and lululemon as a word mark. In addition to the registrations in Canada, the United States, and Australia, lululemon’s design and word mark are registered in over 68 other jurisdictions which cover over 112 countries. We own trademark registrations for names of several of our fabrics and products including Luon, Silverescent, VitaSea, Boolux, Luxtreme, Groove Pant, Light as Air, and Power Y. In addition to trademarks, we own 22 industrial design registrations in Canada that protect our distinctive apparel and accessory designs, as well as a number of corresponding design patents in the United States and registered community designs in Europe.

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

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, particularly those in North America and other factors such as consumer confidence in future economic conditions, fears of recession, the availability of consumer credit, levels of unemployment, tax rates and the cost of consumer credit. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. The current volatility in the United States economy in particular has resulted in an overall slowing in growth in the retail sector because of decreased consumer spending, which may remain depressed for the foreseeable future. These unfavorable economic conditions may lead consumers to delay or reduce purchase of our products. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.

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

We are increasingly dependent on information systems to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers” or other causes, could cause information, including data related to customer orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of products to our stores and customers or lost sales, which could reduce demand for our products and cause our sales to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business and as a result our brand image and financial performance may suffer.

We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $1,370.4 million in fiscal 2012. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.

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

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, Luon fabric, which is included in many of our products, is supplied to the mills we use by a single manufacturer in Taiwan, and the fibers used in manufacturing Luon fabric are supplied to our Taiwanese manufacturer by a single company. In fiscal 2012, approximately 60% of our products were produced by our top five manufacturing suppliers. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

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

Our future growth depends, to an extent, on our international expansion efforts. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments and foreign guests’ tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop new international markets or disappointing growth outside of existing markets will harm our business and results of operations.

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

Another significant risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. and foreign laws and regulations applicable to us. Although we have implemented procedures designed to ensure compliance with the FCPA and similar laws, there can be no assurance that all of our employees, agents and other channel partners, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.

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

During fiscal 2012, approximately 34% of our products were produced in China and increases in the costs of labor and other costs of doing business in China could significantly increase our costs to produce our products and could have a negative impact on our operations, revenue and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortage and increases in labor costs in China, and difficulties in moving products manufactured in China out of Asia and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics impacting China. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of “normal trade relations” status with, China, could significantly increase our cost of products imported into North America and/or Australia and harm our business.

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

Our growth will largely depend on our ability to successfully open and operate new stores. Our approach to identifying locations for our stores typically favors street locations, lifestyle centers and malls where we can be a part of the community. As a result, our stores are typically located near retailers or fitness facilities that we believe are consistent with our guests’ lifestyle choices. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Our ability to successfully open and operate new stores depends on many factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside of our control;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	hire, train and retain store personnel and field management;

•	immerse new store personnel and field management into our corporate culture;

•	source sufficient inventory levels; and

•	successfully integrate new stores into our existing operations and information technology systems.

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

Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net sales are weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 35%, 37% and 36% of our full year gross profit during the fourth quarters of fiscal 2012, fiscal 2011 and fiscal 2010, respectively. This seasonality may adversely affect our business and cause our results of operations to fluctuate, and, as a result, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that results of operations in any period should not be considered indicative of the results to be expected for any future period.

Because a significant portion of our sales are generated in countries other than the United States, fluctuations in foreign currency exchange rates have negatively affected our results of operations and may continue to do so in the future.

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in Australia and New Zealand. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar, Australian dollar and New Zealand dollar. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during fiscal 2012, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $28.0 million in the fiscal 2012 and approximately $15.4 million in fiscal 2011. Similarly, a 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.9 million in fiscal 2012 and approximately $0.4 million in the fiscal 2011. We have not historically engaged in hedging transactions but in the future may at times enter into derivative financial instruments to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition and results of operations.

Almost all of our suppliers are located outside of North America. During fiscal 2012, approximately 54% of our products were produced in South and South East Asia, approximately 34% in China, approximately 3% in North America and the remainder in the Peru, Israel, Egypt and other countries. As a result of our international suppliers, we are subject to risks associated with doing business abroad, including:

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

Our founder, Dennis Wilson, beneficially owns approximately 29% of our common stock. As a result, Mr. Wilson is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have various effects including, but not limited to, delaying, preventing or deterring a change of control of our company.

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

Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7. We expect that our current administrative offices are sufficient for our expansion plans for the foreseeable future. In March 2011, we purchased the building that currently houses our administrative offices and in October 2012 we purchased additional space in Vancouver, BC for our administrative offices. We currently operate three distribution centers located in Vancouver, British Columbia, Sumner, Washington, and Melbourne, Victoria which together are capable of accommodating our expansion plans through the foreseeable future.

The general location, use, approximate size and lease renewal date of our properties at February 3, 2013, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Sumner, WA	Distribution Center	167,000	April 2020
Vancouver, BC	Distribution Center	120,000	November 2017
Vancouver, BC	Executive and Administrative Offices	78,000	n/a
Vancouver, BC	Executive and Administrative Offices	15,000	n/a
Melbourne, VIC	Distribution Center	54,000	September 2016
Melbourne, VIC	Executive and Administrative Offices	19,000	September 2013

As of February 3, 2013, we leased approximately 596,000 gross square feet relating to 209 of our 211 corporate-owned stores. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.

ITEM	3. LEGAL PROCEEDINGS

On October 12, 2012, former hourly employees of lululemon filed a class action lawsuit in the Superior Court of the State of California entitled Rebekah Geare et al v. lululemon athletica inc. The lawsuit alleges that we violated various U.S. labor codes by failing to provide meal and rest breaks, failing to pay minimum wage, failing to pay overtime, failing to pay certain wages , failing to provide reasonable seating and failing to provide unpaid vacation times as wages at time of termination. The plaintiffs are seeking an unspecified amount of damages. We intend to vigorously defend the matter.

On August 10, 2012, customers of lululemon filed a class action lawsuit in San Diego Superior Court entitled Laura Chaikin et al v. lululemon athletica inc. The lawsuit alleges that we violated California Civil Code sections by requesting and capturing personal information from guests in our stores. The plaintiffs are seeking an unspecified amount of damages. We intend to vigorously defend the matter.

We are, from time to time, involved in routine legal matters incidental to our business. Management believes that the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

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

	Common Stock Price (Nasdaq Global Select Market)
	High	Low
Fiscal Year Ending February 3, 2013
Fourth Quarter	$77.19	$65.87
Third Quarter	$77.99	$53.35
Second Quarter	$80.30	$54.40
First Quarter	$77.06	$63.13
Fiscal Year Ending January 29, 2012
Fourth Quarter	$64.12	$43.61
Third Quarter	$62.15	$44.80
Second Quarter	$63.76	$41.54
First Quarter	$51.08	$34.34

As of February 3, 2013, there were approximately 398 holders of record of our common stock.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between February 3, 2008 (the date of our fiscal year end five years ago) and February 3, 2013, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index(1), over the same period. This graph assumes the investment of $100 on February 3, 2008 in the closing sale price our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.

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

(1)	The previously compared, S&P Retail Index is no longer published at February 3, 2013.

	3-Feb-08	1-Feb-09	31-Jan-10	30-Jan-11	29-Jan-12	03-Feb-13
lululemon athletica inc	$100.00	$19.48	$80.92	$196.62	$367.45	$388.88
S&P 500 Index	$100.00	$59.19	$76.96	$91.47	$94.33	$108.44
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$50.63	$93.94	$127.05	$178.78	$163.65

Issuer Purchase of Equity Securities

The following table provides information regarding our Employee Share Purchase Plan (ESPP) repurchases of our common stock, on a post-split basis, during the fourteen week period ended February 3, 2013:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 29, 2012 – November 25, 2012	6,349	$69.70	6,349	5,538,071
November 26, 2012 – December 30, 2012	6,141	73.93	6,141	5,531,930
December 31, 2012 – February 3, 2013	10,007	68.38	10,007	5,521,923

Total	22,497		22,497

(1)	Monthly information is presented by reference to our fiscal months during our fourth quarter of fiscal 2012.
(2)	Our ESPP was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP will be purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares available for issuance under the ESPP is 6,000,000.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements the years February 3, 2013, January 29, 2012, January 30, 2011, January 31, 2010 and February 1, 2009. The consolidated statement of operations and comprehensive income data for each of the years ended February 3, 2013, January 29, 2012 and January 30, 2011and the consolidated balance sheet data as of February 3, 2013 and January 29, 2012 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The consolidated statement of operations and comprehensive income for the year ended February 3, 2013 covers a 53 week period compared to a 52 week period for the other years.

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011	January 31, 2010	February 1, 2009
	(In thousands, except per share data)
Consolidated statement of operations and comprehensive income data:
Net revenue	$1,370,358	$1,000,839	$711,704	$452,898	$353,488
Cost of goods sold	607,532	431,488	316,757	229,812	174,421

Gross profit	762,826	569,351	394,947	223,086	179,067

Operating expenses:
Selling, general and administrative expenses	386,387	282,393	212,784	136,161	118,098
Provision for impairment and lease exit costs	—	—	1,722	379	4,405

Income from operations	376,439	286,958	180,391	86,546	56,564
Other income (expense), net	4,957	2,500	2,886	164	821

Income before provision for income taxes	381,396	289,458	183,277	86,710	57,385
Provision for income taxes	109,965	104,494	61,080	28,429	16,884

Net income	271,431	184,964	122,197	58,281	40,501
Net income attributable to non-controlling interest	875	901	350	—	—
Net loss from discontinued operations	—	—	—	—	(1,138)

Net income attributable to lululemon athletica inc.	$270,556	$184,063	$121,847	$58,281	$39,363

Basic earnings (loss) per share
Continuing operations	$1.88	$1.29	$0.86	$0.41	$0.30
Discontinued operations	—	—	—	—	(0.01)

Net basic earnings per share	$1.88	$1.29	$0.86	$0.41	$0.29
Diluted earnings (loss) per share
Continuing operations	$1.85	$1.27	$0.85	$0.41	$0.29
Discontinued operations	—	—	—	—	(0.01)

Net diluted earnings per share	$1.85	$1.27	$0.85	$0.41	$0.28
Basic weighted-average number of shares outstanding	144,000	143,196	141,720	140,502	137,422
Diluted weighted-average number of shares outstanding	145,806	145,278	143,858	141,898	141,884
Other comprehensive income:
Foreign currency translation adjustment	(459)	1,220	14,462	17,018	(16,548)

Comprehensive income	$270,097	$185,283	$136,309	$75,299	$22,815

	As of
	February 3, 2013	January 29, 2012	January 30, 2011	January 31, 2010	February 1, 2009
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$590,179	$409,437	$316,286	$159,573	$56,797
Total assets	1,051,078	734,634	499,302	307,258	211,636
Total stockholders’ equity	887,299	606,181	394,293	233,108	154,843
Non-controlling interest	—	4,805	3,904	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-year period ending February 3, 2013. Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2012 is a 53 week year. Net sales numbers include results from the 53rd week; however, comparable stores sales calculations exclude the 53rd week. Fiscal 2012, 2011 and 2010 ended on February 3, 2013, January 29, 2012 and January 30, 2011, respectively. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

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

Overview

Our results for fiscal 2012 demonstrate the ongoing success of our efforts to execute the goals we set at the end of last year. We committed to continued investment in our stores and our people, making infrastructure enhancements and funding working capital requirements, while remaining conscious of our discretionary spending. These goals included driving store productivity along with North American store build out and ecommerce, seeding international markets via a community, showroom and ecommerce model, and reinvesting in product innovation to create value and differentiation in our product lines and to enhance our leadership position for the long term. We continually assess the economic environment and market conditions when making decisions regarding timing of our investments.

Our investments in our stores and people were reflected in our comparable stores net revenue growth, which leveraged our fixed operating costs. We increased our store base through execution of our real estate strategy, when and where we saw opportunities for success. For example, we opened 37 new corporate-owned stores in North America, Australia, and New Zealand since fiscal 2011. Where we find opportunities for growth through opening showrooms, or other community presence efforts, we expect to expand our store base and therefore our business. Our growth strategy relies on positive comparable store sales and expansion in North America, particularly in the United States. We have also determined that international growth is an opportunity and are expanding our foothold in markets by establishing local community connections, distributing to strategic sales partners and opening showrooms where we feel our key guests are shopping.

Throughout fiscal 2012, we were able to grow our e-commerce business which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. This sales channel offers a higher operating margin than our other segments and accounted for 16.1% of total revenue in the fourth quarter of fiscal 2012 compared to 13.5% of total revenue in the same period of the prior year. Continuing increases in traffic and conversion rates on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit a portion of our resources to further developing this channel. In fiscal 2012 we launched country and region specific websites in Australia, Europe and Asia to provide our online guests with local content, assortment and pricing.

In mid-March 2013, we determined that certain shipments of women’s black Luon bottoms received from our factories and available in our stores from March 1, 2013, did not meet our technical specifications. As we became aware of this issue, we pulled what we believe to be all of the affected items from our stores, showrooms and e-commerce sites and began working with our supplier to replace the fabric and with our other manufacturers to replace these items as quickly as possible. The lost revenue, additional costs expected to be incurred and the write down of affected product on hand from this issue will negatively impact our results from operations in Fiscal 2013.

We believe that our brand is recognized as premium in our offerings of run and yoga assortment, as well as a leader in technical fabrics and functionality. This has made our product desirable to our consumers and has driven demand, which we are able to meet given our increased product depth compared to last year. Delivering quality to our customers is a critical factor in our market place differentiation and removing items that do not meet our standards is key to maintaining our brand reputation. In fiscal 2013, we plan on investing in new and legacy information technology systems to develop new capabilities in our vertical retail strategy. We have recently added strong leadership in Quality Control, our Liason Office and our commercialization and development teams, and expect these people and other investments to solidify our quality consistency and our delivery capabilities. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to continue executing the initiatives which we believe will lead to quality growth.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of February 3, 2013, our branded apparel was principally sold through 211 corporate-owned stores that are located in the United States, Canada, Australia and New Zealand and via our e-commerce websites through our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In fiscal 2012, 61% of our net revenue was derived from sales of our products in the United States, 34% of our net revenue was derived from the sales of our products in Canada and 5% of our net revenue was derived from sales of our products outside of North America. In fiscal 2011, 53% of our net revenue was derived from sales of our products in the United States, 43% of our net revenue was derived from the sales of our products in Canada and 4% of our net revenue was derived from sales of our products outside of North America. In fiscal 2010, 46% of our net revenue was derived from sales of our products in the United States, 52% of our net revenue was derived from the sales of our products in Canada and 2% of our net revenue was derived from sales of our products outside of North America.

Our net revenue increased from $1,000.8 million in fiscal 2011 to $1,370.4 million in fiscal 2012, representing a 37% increase. Our increase in net revenue from fiscal 2011 to fiscal 2012 resulted from the addition of 37 retail locations, and comparable store sales growth of 16% in fiscal 2012, excluding the impact of the 53rd week. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment, grassroots marketing approach and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our corporate-owned stores segment accounted for 80% of our net revenue in fiscal 2012, 82% in fiscal 2011 and 83% in fiscal 2010. Our direct to consumer segment accounted for 14% of our net revenue in fiscal 2012, 11% in fiscal 2011 and 8% in fiscal 2010. Our other segment, consisting of franchise sales, wholesale accounts, sales from company-operated showrooms, warehouse sales and outlets, each accounted for less than 10% of our net revenue in each of fiscal 2012, fiscal 2011 and fiscal 2010. We previously reported our franchise channel as an operating segment; however, we reacquired our remaining four franchised stores in fiscal 2011 and opening new franchise stores is not part of our growth strategy.

As of February 3, 2013, we sold our products through 211 corporate-owned stores located in, the United States, Canada, Australia, and New Zealand. We plan to increase our net revenue in North America and Australia by opening additional corporate-owned stores in new and existing markets. Corporate-owned stores accounted for 80% of total net revenue in fiscal 2012, 82% of total net revenue in fiscal 2011 and 83% of total net revenue in fiscal 2010.

As of February 3, 2013, our direct to consumer segment included our lululemon and ivivva e-commerce websites. E-commerce sales are taken directly from retail customers through www.lululemon.com and www.ivivva.com and other country and region specific websites. Our direct to consumer segment is an increasingly substantial part of our growth strategy, and now represents 14% of our net revenue.

In addition to deriving revenue from sales through our corporate-owned stores and direct to consumer, we also derive other net revenue, which includes wholesale customers, as well as warehouse sales and sales through a number of company-operated showrooms and temporary locations. Wholesale customers include select premium yoga studios, health clubs and fitness centers. Warehouse sales are typically held one or more times a year to sell slow moving inventory or inventory from prior seasons to retail customers at discounted prices. Our showrooms are typically small locations that we open from time to time when we enter new markets and feature a limited selection of our product offering during select hours. Our temporary locations are typically opened for the holiday season in markets in which we may not already have a presence. We reacquired our four remaining franchise stores during fiscal 2011, and as such, franchise sales, which included inventory sales and royalties, are no longer a part of our other net revenue. Other net revenue accounted for 6% of total revenue in fiscal 2012, 7% of total net revenue in fiscal 2011 and 9% of total net revenue in fiscal 2010.

We believe that our athletic apparel has and will continue to appeal to consumers outside of North America who value its technical attributes as well as its function and style. In 2004, we opened our first store in Australia which was operated under a franchise license. In fiscal 2009 we made a 13% equity investment in lululemon athletica australia Pty, our franchise operator. During fiscal 2010 we increased our investment to 80% which provided us with control over lululemon athletica australia Pty. During fiscal 2012 we purchased the remaining non-controlling interest in lululemon athletica australia Pty. In fiscal 2008, we opened our first company-operated showroom in Hong Kong and in fiscal 2012 we opened our first company-operated showroom in the United Kingdom.

Basis of Presentation

Net revenue is comprised of:

•	corporate-owned store net revenue, which includes sales to customers through corporate-owned stores in North America and Australia;

•	direct to consumer revenue, which includes sales from our e-commerce websites; and

•

other net revenue, which includes wholesale accounts, franchises net revenue, which consists of royalties as well as sales of our products to franchises, warehouse sales, outlets and sales from company-operated showrooms.

in each case, net of an estimated allowance for sales returns and discounts.

In addition, we separately track comparable store sales, which reflect net revenue at corporate-owned stores that have been open for at least 12 months. Therefore, net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable prior year sales. Non-comparable store sales include sales from new stores that have not been open or otherwise not operated by us for 12 months or from stores which have been significantly remodeled or relocated. Also included in non-comparable stores sales are sales from direct to consumer sales, wholesale, franchises, warehouse sales and showrooms, and sales from corporate-owned stores which we have closed. The 53rd week of fiscal 2012 is excluded from the calculation of comparable store sales.

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

Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold. Our selling, general and administrative expenses include marketing costs, accounting costs, information technology costs, human resource costs, professional fees, corporate facility costs, corporate and store-level payroll and benefits expenses, stock-based compensation and occupancy, depreciation and amortization expense for all assets other than depreciation and amortization expenses related to store-level capital expenditures and our distribution centers, each of which are included in cost of goods sold. We anticipate that our selling, general and administrative expenses will increase in absolute dollars due to anticipated continued growth of our corporate support staff and store-level employees.

Other income (expense), net includes interest earned on our cash balances and our advances to franchise, interest costs associated with our credit facilities and with letters of credit drawn under these facilities for the purchase of merchandise and our share of the operations of our investment in lululemon athletica australia PTY prior to obtaining control in fiscal 2010, including the remeasurement of our investment immediately before obtaining control of the business. We expect to continue to generate interest income to the extent that our cash generated from operations exceeds our cash used for investment. We have maintained relatively small outstanding balances on our credit facilities and expect to continue to do so for the foreseeable future.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically we had generated taxable income in Canada and we had generated tax losses in the United States. In fiscal 2010 we earned taxable income in the United States and fully utilized any net operating losses available from prior periods. We anticipate continued growth in the United States and consequently foresee an increase in taxable income reported. We have recorded deferred tax assets in respect of deductible temporary differences of $15.0 million.

Our effective tax rate for fiscal 2012 was 7.3% lower than the effective rate for fiscal 2011 due primarily to the ongoing impact of revised intercompany pricing agreements. Our effective tax rate in fiscal 2012 was 28.8%, compared to 36.1% in fiscal 2011 and 33.3% in fiscal 2010.

We anticipate that in the future we may start to sell our products directly to some customers located outside of Canada, the United States, the United Kingdom, Hong Kong, Australia and New Zealand, in which case we would become subject to taxation based on the foreign statutory rates in the countries where these sales take place and our effective tax rate could fluctuate accordingly.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(In thousands)
Consolidated statements of operations:
Net revenue	$1,370,358	$1,000,839	$711,704
Cost of goods sold	607,532	431,488	316,757

Gross profit	762,826	569,351	394,947
Selling, general and administrative expenses	386,387	282,393	214,556

Income from operations	376,439	286,958	180,391
Other income (expense), net	4,957	2,500	2,886

Income before provision for income taxes	381,396	289,458	183,277
Provision for income taxes	109,965	104,494	61,080

Net income	271,431	184,964	122,197
Net income attributable to non-controlling interest	875	901	350

Net income attributable to lululemon athletica inc.	$270,556	$184,063	$121,847

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(% of net revenue)
Net revenue	100.0	100.0	100.0
Cost of goods sold	44.3	43.1	44.5

Gross profit	55.7	56.9	55.5
Selling, general and administrative expenses	28.2	28.2	30.1

Income from operations	27.5	28.7	25.4
Other income (expense), net	0.3	0.2	0.4

Income before provision for income taxes	27.8	28.9	25.8
Provision for income taxes	8.0	10.4	8.6

Net income	19.8	18.5	17.2
Net income attributable to non-controlling interest	0.1	0.1	0.1

Net income attributable to lululemon athletica inc.	19.7	18.4	17.1

Comparison of Fiscal 2012 to Fiscal 2011

Net Revenue

Net revenue increased $369.5 million, or 37%, to $1,370.4 million in fiscal 2012 from $1,000.8 million in fiscal 2011. Assuming the average exchange rates in fiscal 2012 remained constant with the average exchange rates in fiscal 2011, our net revenue would have increased $370.5 million, or 37%.

The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores opened, and the growth of our direct to consumer segment. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores, that drove higher transactions per store.

Our net revenue on a segment basis for fiscal 2012 and fiscal 2011 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Fiscal Year Ended February 3, 2013 and January 29, 2012
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$1,090,181	$816,925	79.6	81.6
Direct to consumer	197,255	106,313	14.4	10.6
Other	82,922	77,601	6.0	7.8

Net revenue	$1,370,358	$1,000,839	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $273.3 million, or 33%, to $1,090.2 million in fiscal 2012 from $816.9 million in fiscal 2011. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•

Comparable store sales increase of 16% in fiscal 2012 resulted in a $118.3 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 16%, or $119.3 million, in fiscal 2012;

•

Net revenue from corporate-owned stores we opened during fiscal 2012, and during fiscal 2011 prior to sales from such stores becoming part of our comparable stores base, contributed $136.3 million of the increase. New store openings in fiscal 2012 included four stores in Canada, including three ivivva branded stores, 27 stores in the United States, five in Australia, and one in New Zealand; and

•	Net revenue of $18.7 from the 53rd week of fiscal 2012, which was excluded in the calculation of comparable store sales.

Direct to Consumer. Net revenue from our direct to consumer segment increased $90.9 million, or 86%, to $197.3 million in fiscal 2012 from $106.3 million in fiscal 2011, including $4.2 million of net revenue from the 53rd week of fiscal 2012. The increase in net revenue from our direct to consumer segment was a result of increasing traffic, conversion rates and average order value on our e-commerce website, as well as making our products available in new markets outside of North America.

Other. Net revenue from our other segment increased $5.3 million, or 7%, to $82.9 million in fiscal 2012 from $77.6 million in fiscal 2011. The increase in net revenue from our other segment was primarily due to increased sales from our outlets and showrooms sales channels. The increase was partially offset by decreased net revenue from wholesale. In addition, we reacquired our four remaining franchise stores during fiscal 2011, therefore revenue from these stores is now included in our corporate-owned stores segment. We continue to employ our other segment strategy to increase interest in our product in markets where we may not have corporate-owned stores.

Gross Profit

Gross profit increased $193.5 million, or 34%, to $762.8 million in fiscal 2012 from $569.4 million in fiscal 2011. Increased net revenue in most of our operating segments resulted in an increased gross profit.

The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, merchandising, and production departments.

Gross profit, as a percentage of net revenue, or gross margin, decreased 120 basis points, to 55.7% in fiscal 2012 from 56.9% in fiscal 2011. The decrease in gross margin resulted primarily from:

•

an increase in product costs of 200 basis points due to increased labor and raw materials costs related to increased product innovation, function and garment complexity, as well as an increase in markdowns and discounts due to a more balanced inventory position in fiscal 2012 compared to fiscal 2011;

•	an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue, which had a deleveraging effect on gross margin of 30 basis points.

The decrease in gross margin was partially offset by:

•	a decrease in air freight of 60 basis points due to lower air freight usage than in fiscal 2011; and

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin of 50 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $104.0 million, or 37%, to $386.4 million in fiscal 2012 from $282.4 million in fiscal 2011. The increase in selling, general and administrative expenses was principally comprised of:

•

an increase in employee costs of $39.2 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, outlets, showrooms and other, as well as an increase in wages as we invest in our employees;

•	an increase in variable store costs of $7.0 million as a result of increased sales volume from new and existing corporate-owned stores, outlets, showrooms and other;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $10.2 million as a result of increased sales volume;

•	an increase in administrative costs related to our direct to consumer segment of $8.0 million associated with the growth in this channel and increased head count to support it;

•

an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $18.9 million from increased head count incurred in order to position us for long-term growth;

•	an increase in other head office costs of $11.2 million as a result of the overall growth of our business and investment in strategic initiatives and projects; and

•

an increase in other costs, including occupancy costs and depreciation not included in cost of goods sold, of $9.5 million as a result of the expansion of our business and in order to position us for long-term growth.

As a percentage of net revenue, selling, general and administrative expenses remained unchanged at 28.2% in both fiscal 2012 and fiscal 2011.

We expect selling, general and administrative expenses to increase throughout fiscal 2013 as we add administrative and sales personnel and increase our infrastructure to support the growth in our store base.

Income from Operations

Income from operations increased $89.5 million, or 31%, to $376.4 million in fiscal 2012 from $287.0 million in fiscal 2011. The increase was a result of increased gross profit of $193.5 million, partially offset by increased selling, general and administrative costs of $104.0 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations before general corporate expenses for fiscal 2012 and fiscal 2011 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Fiscal Year Ended February 3, 2013 and January 29, 2012
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$379,670	$297,809	34.8	36.5
Direct to consumer	82,947	44,175	42.1	41.6
Other	17,370	21,103	20.9	27.2

Income from operations before general corporate expense	$479,987	$363,087

General corporate expense	$103,548	$76,129

Income from operations	$376,439	$286,958

Corporate-Owned Stores. Income from operations from our corporate-owned stores segment increased $81.9 million, or 27%, to $379.7 million for fiscal 2012 from $297.8 million for fiscal 2011 primarily due to an increase of $137.1 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores. Income from operations as a percentage of corporate-owned stores revenue decreased by 170 basis points primarily from a decrease in gross margin related to increased product costs.

Direct to consumer. Income from operations from our direct to consumer segment increased $38.8 million, or 88%, to $82.9 million in fiscal 2012 from $44.2 million in fiscal 2011 due to increased sales through our e-commerce website and the addition of regional websites, with gross profit increasing $56.2 over fiscal 2011. Income from operations as a percentage of direct to consumer revenue increased by 50 basis points in fiscal 2012 compared to fiscal 2011 due to leverage on fixed costs.

Other. Income from operations from our other segment decreased $3.7 million, or 18%, to $17.4 million in fiscal 2012 from $21.1 million in fiscal 2011. The decrease was primarily the result of our reacquisition of our four remaining franchise stores during fiscal 2011, as revenue from these stores is now included in our corporate-owned stores segment. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

General Corporate Expense. General corporate expenses increased $27.4 million, or 36%, to $103.5 million in fiscal 2012 from $76.1 million in fiscal 2011. This increase was primarily due to an increase in expenses related to our head office growth of $19.4 million, which was largely related to the growth of our information technology department for systems implementations and infrastructure investments, our human resources department as a result of the overall growth of our business, and increased professional fees related to investment in strategic initiatives and projects. General corporate expenses also increased as a result of increased stock-based compensation expense of $4.7 million and increased depreciation and amortization expense of $3.3 million. General corporate expenses are expected to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our corporate-owned stores, direct to consumer and other segments.

Other Income (Expense), Net

Other income (expense), net increased $2.5 million, to $5.0 million in fiscal 2012 from $2.5 million in fiscal 2011. The increase was primarily a result of increased interest income earned in fiscal 2012 compared to fiscal 2011 on our increased cash balances.

Provision for Income Taxes

Provision for income taxes increased $5.5 million, or 5%, to $110.0 million in fiscal 2012 from $104.5 million in fiscal 2011. In fiscal 2012, our effective tax rate was 28.8% compared to 36.1% in fiscal 2011. The lower effective tax rate was due to the ongoing impact of revised intercompany pricing agreements.

We have not recorded deferred taxes on undistributed earnings and other temporary differences of our Canadian subsidiary which are considered to be indefinitely reinvested. If management’s intentions with respect to these undistributed earnings and other temporary differences were to change in the future, deferred taxes may need to be provided that could materially impact our financial results.

Net Income

Net income increased $86.5 million, or 47%, to $270.6 million in fiscal 2012 from $184.1 million in fiscal 2011. The increase in net income in fiscal 2012 was primarily due to a $193.5 million increase in gross profit resulting from sales growth at existing and additional corporate-owned stores opened during fiscal 2012 and increasing traffic on our e-commerce website and the addition of regional websites and a $2.5 million increase in other income (expense), net, offset by an increase of $104.0 million in selling, general and administrative expenses, and an increase of $5.5 million in provision for income taxes.

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

	Fiscal Year Ended January 29, 2012 and January 30, 2011
	2011	2010	2011	2010
	(In thousands)		(Percentages)
Corporate-owned stores	$816,925	$590,389	81.6	83.0
Direct to consumer	106,313	57,348	10.6	8.1
Other	77,601	63,967	7.8	8.9

Net revenue	$1,000,839	$711,704	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $226.5 million, or 38%, to $816.9 million in fiscal 2011 from $590.4 million in fiscal 2010. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•

Comparable store sales increase of 22% in fiscal 2011 resulted in a $125.2 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 20%, or $114.2 million, in fiscal 2011;

•

Net revenue from corporate-owned stores we opened during fiscal 2011, and during fiscal 2010 prior to sales from such stores becoming part of our comparable stores base, contributed $94.8 million of the increase. Net new store openings in fiscal 2011 included three stores in Canada, 26 stores in the United States, seven in Australia, and one in New Zealand; and

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

Other. Net revenue from our other segment increased $13.6 million, or 21%, to $77.6 million in fiscal 2011 from $64.0 million in fiscal 2010. The increase was a result of increasing net revenue across most of our sales channels included in our other segment: wholesale, showrooms, warehouse sales and outlets. Net revenue from our franchise channel decreased due to the reacquisition of our remaining four remaining franchise stores in the United States, now included in our corporate-owned stores segment.

Gross Profit

Gross profit increased $174.4 million, or 44%, to $569.4 million in fiscal 2011 from $394.9 million in fiscal 2010. Increased net revenue as well as a strengthening Canadian dollar relative to the U.S. dollar improved product margin in all of our operating segments, and ultimately resulted in an increased gross profit.

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

Gross profit, as a percentage of net revenue, or gross margin, increased 140 basis points, to 56.9% in fiscal 2011 from 55.5% in fiscal 2010. The increase in gross margin resulted primarily from:

•	a decrease in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which had a leveraging effect on gross margin of 80 basis points;

•	strengthening of the Canadian and Australian dollars, relative to the U.S. dollar, decreased foreign exchange impacts on product costs and contributed 70 basis points; and

•	a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, which had a leveraging effect on gross margin of 10 basis points.

The increase in gross margin was partially offset by a decrease in product margins, which contributed 20 basis points. This was primarily a result of product cost pressures from raw materials and labour costs which were partially offset by strong sell through of merchandise with fewer markdowns and discounts than in fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $67.8 million, or 32%, to $282.4 million in fiscal 2011 from $214.6 million in fiscal 2010. The increase in selling, general and administrative expenses was principally comprised of:

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

	Fiscal Year Ended January 29, 2012 and January 30, 2011
	2011	2010	2011	2010
	(In thousands)		(Percentages)
Corporate-owned stores	$297,809	$207,692	36.5	35.2
Direct to consumer	44,175	14,035	41.6	24.5
Other	21,103	16,925	27.2	26.5

Income from operations before general corporate expense	$363,087	$238,652

General corporate expense	$76,129	$58,261

Income from operations	$286,958	$180,391

Corporate-Owned Stores. Income from operations from our corporate-owned stores segment increased $90.1 million, or 43%, to $297.8 million for fiscal 2011 from $207.7 million for fiscal 2010 primarily due to an increase of $137.2 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores. Income from operations as a percentage of corporate-owned stores revenue increased by 130 basis points primarily from leverage gained over fixed costs.

Direct to consumer. Income from operations from our direct to consumer segment increased $30.1 million, or 215%, to $44.2 million in fiscal 2011 from $14.0 million in fiscal 2010 due to increasing traffic and conversion rates on our e-commerce website. Income from operations as a percentage of direct to consumer revenue increased by 1710 basis points in fiscal 2011 compared to fiscal 2010 due to decreased professional fees paid as our e-commerce operations were brought in-house near the beginning of fiscal 2011. We discontinued our phone sales channel during fiscal 2011, and therefore our direct to consumer segment will only include e-commerce sales in future fiscal years.

Other. Income from operations from our other segment increased $4.2 million, or 25%, to $21.1 million in fiscal 2011 from $16.9 million in fiscal 2010. This increase was primarily the result of temporary locations open in the fourth quarter of fiscal 2011 and additional warehouse sales held during the fourth quarter of fiscal 2011 compared to fiscal 2010. This increase was also a result of increased income from strategic sales, showrooms and outlets, partially offset by decreased income from our franchise operating channel. We reacquired our four remaining franchised locations during the third quarter of fiscal 2011; as a result, income from operations from the reacquired stores is now included in our corporate-owned stores segment.

General Corporate Expense. General corporate expenses increased $17.9 million, or 31%, to $76.1 million in fiscal 2011 from $58.3 million in fiscal 2010. This increase was primarily due to an increase in expenses related to our head office growth of $15.8 million, which was largely related to the growth of our information technology and human resources departments to support the growth of our business. Income from operations also increased as a result of increased stock-based compensation expense of $2.2 million, an increase in foreign exchange losses of $1.2 million, and increased depreciation and amortization expense of $0.5 million. The increase was partially offset by a decreased provision for impairment and lease exit costs of $1.8 million.

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

Net Income

Net income increased $62.2 million, or 51%, to $184.1 million in fiscal 2011 from $121.8 million in fiscal 2010. The increase in net income in fiscal 2011 was primarily due to a $174.3 million increase in gross profit resulting from sales growth at existing and additional corporate-owned stores opened during fiscal 2011 and increasing traffic on our e-commerce website, offset by an increase of $67.8 million in selling, general and administrative expenses, an increase of $43.4 million in provision for income taxes, and a $0.4 million decrease in other income (expense), net.

Seasonality

In fiscal 2012, fiscal 2011, and fiscal 2010, we recognized a significant amount of our net revenue in the fourth quarter due to significant increases in sales during the holiday season. We recognized 35%, 37%, and 36% of our full year gross profit in the fourth quarter in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Despite the fact that we have experienced a significant amount of our net revenue and gross profit in the fourth quarter of our fiscal year, we believe that the true extent of the seasonality or cyclical nature of our business may have been overshadowed by our rapid growth to date. As our expected growth rate slows, we believe that we will experience fourth quarter gross profits as a percentage of full year gross profits as high, or higher, than in the current year.

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

As of February 3, 2013, our working capital (excluding cash and cash equivalents) was $63.5 million and our cash and cash equivalents were $590.2 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(In thousands)
Total cash provided by (used in):
Operating activities	$280,113	$203,615	$179,995
Investing activities	(93,229)	(122,311)	(42,839)
Financing activities	(5,491)	15,364	13,699
Effect of exchange rate changes	(651)	(3,517)	5,858

Increase in cash and cash equivalents	$180,742	$93,151	$156,713

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

In fiscal 2012, cash provided by operating activities increased $76.5 million, to $280.1 million compared to cash provided by operating activities of $203.6 million in fiscal 2011. The increase was primarily a result of increased net income, an increase in items not affecting cash, and an increase in income taxes payable, offset by decreased accounts payable. The net increase in items not affecting cash was primarily due to an increase in depreciation and amortization related to our increased store base, and an increase in stock-based compensation.

Depreciation and amortization relate almost entirely to leasehold improvements, furniture and fixtures, computer hardware and software, equipment and vehicles in our stores and other corporate buildings.

Depreciation and amortization increased $12.7 million to $43.0 million in fiscal 2012 from $30.3 million in fiscal 2011. Depreciation for our corporate-owned store segment was $27.5 million, $18.5 million, and $15.6 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Depreciation for our direct to consumer segment was $3.4 million, $2.4 million and $0.2 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Depreciation related to corporate activities was $12.1 million, $9.4 million, and $8.8 million fiscal 2012, fiscal 2011 and fiscal 2010, respectively. We have not allocated any depreciation to our other segment as these amounts to date have been immaterial.

Investing Activities

Investing Activities relate entirely to capital expenditures and acquisitions of franchises.

Cash used in investing activities decreased $29.1 million, to $93.2 million in fiscal 2012 from $122.3 million in fiscal 2011. Capital expenditures for our corporate-owned stores segment were $64.9 million in fiscal 2012 which included $29.8 million to open 37 corporate-owned stores and $10.9 million to purchase the land and buildings of two of our corporate-owned stores, and $34.1 million in fiscal 2011 which included $21.9 million to open 41 corporate-owned stores. The remaining capital expenditures for our corporate-owned stores segment in each period were for ongoing store refurbishment. Capital expenditures for our direct to consumer segment were $4.9 million and $6.7 in fiscal 2012 and fiscal 2011, respectively. Capital expenditures related to corporate activities and administration were $23.5 million and $76.1 million in fiscal 2012 and fiscal 2011, respectively. The decrease in capital expenditures related to corporate activities and administration compared to fiscal 2011 was primarily due to the purchase of our principal executive and administrative offices for $65.1 million plus acquisition-related costs in fiscal 2011. The capital expenditures in each period for corporate activities and administration were for improvements at our head office and other corporate buildings as well as investments in information technology and business systems.

Capital expenditures are expected to range between $90 million to $95 million in fiscal 2013, including approximately $30 million for approximately 43 new stores and the remainder reflecting renovation capital for existing stores, information technology enhancements and other corporate activities.

Financing Activities

Financing Activities consist primarily of cash received on the exercise of stock options, excess tax benefits from stock-based compensation and cash paid to acquire the remaining non-controlling interest in Australia. Cash provided by financing activities decreased $20.9 million, to cash used of $5.5 million in fiscal 2012 from cash provided of $15.4 million in fiscal 2011. The cash used in financing activities for fiscal 2012 included $26.0 million for the purchase of the non-controlling interest in lululemon australia.

We believe that our cash from operations and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 24 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in “Risk Factors.” In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or other systems, which we would expect to fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.

Revolving Credit Facility

In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. The revolving credit facility must be repaid in full on demand and is available by way of prime loans in Canadian currency, U.S. base rate loans in U.S. currency, bankers’ acceptances, LIBOR based loans in U.S. currency or Euro currency, letters of credit in Canadian currency or U.S. currency and letters of guaranty in Canadian currency or U.S. currency. The revolving credit facility bears interest on the outstanding balance in accordance with the following: (i) prime rate for prime loans; (ii) U.S. base rate for U.S. based loans; (iii) a fee of 1.125% per annum on bankers’ acceptances; (iv) LIBOR plus 1.125% per annum for LIBOR based loans; (v) a 1.125% annual fee for letters of credit; and (vi) a 1.125% annual fee for letters of guaranty. Both lululemon usa inc. and lululemon FC USA inc., Inc. provided Royal Bank of Canada with guarantees and postponements of claims in the amounts of CDN$20.0 million with respect to lululemon athletica canada inc.’s obligations under the revolving credit facility. The revolving credit facility is also secured by all of our present and after acquired personal property, including all intellectual property and all of the outstanding shares we own in our subsidiaries. As of February 3, 2013, aside from the letters of credit and guarantees, we had $nil in borrowings outstanding under this credit facility.

Contractual Obligations and Commitments

Leases. We lease certain corporate-owned store locations, storage spaces, building and equipment under non-cancelable operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. Our leases expire at various dates between one and 10 years, excluding extensions at our option. A substantial number of our leases for corporate-owned store premises include renewal options and certain of our leases include rent escalation clauses, rent holidays and leasehold rental incentives, none of which are reflected in the following table. Most of our leases for corporate-owned store premises also include contingent rental payments based on sales volume, the impact of which also are not reflected in the following table. The following table summarizes our contractual arrangements as of February 3, 2013, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Operating Leases (minimum rent)	$302,893	$57,691	$56,920	$53,195	$47,712	$37,192	$50,183

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of February 3, 2013, letters of credit and letters of guarantee totaling $1.4 million have been issued.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition. Net revenue is comprised of corporate-owned store net revenue, direct to consumer sales through www.lululemon.com, www.ivivva.com and other country and region specific websites, and other net revenue, which includes, franchise royalties as well as sales of products to franchisees, sales to wholesale accounts, warehouse sales and sales from company-operated showrooms, in each case, net of an estimated allowance for sales returns and discounts. Sales to customers through corporate-owned stores and company-operated showrooms are recognized at the point of sale, net of an estimated allowance for sales returns. Direct to consumer sales are recognized when goods are shipped and collection is reasonably assured, net of an estimated allowance for sales returns. Other net revenue related to franchise royalties are recognized when earned, in accordance with the terms of the franchise/license agreements. Royalties are based on a percentage of the franchisees’ sales and recognized when those sales occur. Other net revenue related to warehouse sales is recognized when these sales occur. Amounts billed to customers for shipping and handling are recognized at the time of shipment.

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

We periodically review our inventories and make provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the book cost of the inventory and its estimated market value based upon assumptions about future demands, selling prices and market conditions. In addition, as part of inventory valuations, we provide for inventory shrinkage based on historical trends from actual physical inventories. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. We perform physical inventory counts throughout the year and adjust the shrink provision accordingly. In fiscal 2012, we wrote-off $6.4 million of inventory and in fiscal 2011 we wrote-off $3.1 million of inventory.

Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Direct internal and external costs related to software used for internal purposes which are incurred during the application development stage or for upgrades that add functionality are capitalized. All other costs related to internal use software are expensed as incurred. Buildings are amortized on a straight-line basis over the expected useful life of the asset, which ranges from 10 to 20 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the length of the lease, without consideration of option renewal periods and the estimated useful life of the assets, up to a maximum of five years. All other property and equipment are amortized using the declining balance method as follows:

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

We file income tax returns in the United States, Canada and various foreign and state jurisdictions. The 2011 and 2012 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2008 tax year is still open for certain state tax authorities. The 2008 to 2012 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. Our policy is to recognize interest expense and penalties related to income tax matters as a selling, general and administrative expense. At February 3, 2013, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Our intercompany transfer pricing policies are currently subject to audits by various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.

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

Foreign Currency Exchange Risk. We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of February 3, 2013, we operated 51 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during fiscal 2012, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $28.0 million in fiscal 2012 and approximately $15.4 million in fiscal 2011. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.9 million in fiscal 2012 and $0.4 million in fiscal 2011. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk. In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of February 3, 2013, we had no outstanding borrowings under our revolving facility. We had small outstanding balances under our revolving facility during fiscal 2012 as we built inventory and working capital for the holiday selling season, but we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of lululemon athletica inc. and its subsidiaries as at February 3, 2013 and January 29, 2012, and the results of their operations and their cash flows for the three years ended February 3, 2013, January 29, 2012 and January 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC

March 20, 2013

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	February 3, 2013	January 29, 2012
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$590,179	$409,437
Accounts receivable	6,351	5,202
Inventories	155,222	104,097
Prepaid expenses and other current assets	35,301	8,357

	787,053	527,093
Property and equipment, net	214,639	162,941
Goodwill and intangible assets, net	30,201	31,872
Deferred income taxes	15,033	8,587
Other non-current assets	4,152	4,141

	$1,051,078	$734,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,045	$14,536
Accrued liabilities	30,032	34,535
Accrued compensation and related expenses	27,530	22,875
Income taxes payable	39,637	8,720
Unredeemed gift card liability	35,113	22,773

	133,357	103,439
Non-current liabilities	30,422	25,014

	163,779	128,453

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 32,065 and 33,412	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 32,065 and 33,412	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 112,371 and 110,135	562	551
Additional paid-in capital	221,372	205,557
Retained earnings	644,275	373,719
Accumulated other comprehensive income	21,090	21,549

	887,299	601,376

Non-controlling interest	—	4,805

	$1,051,078	$734,634

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(Amounts in thousands, except per share amounts)
Net revenue	$1,370,358	$1,000,839	$711,704
Cost of goods sold	607,532	431,488	316,757

Gross profit	762,826	569,351	394,947
Selling, general and administrative expenses	386,387	282,393	214,556

Income from operations	376,439	286,958	180,391
Other income (expense), net	4,957	2,500	2,886

Income before provision for income taxes	381,396	289,458	183,277
Provision for income taxes	109,965	104,494	61,080

Net income	271,431	184,964	122,197
Net income attributable to non-controlling interest	875	901	350
Net income attributable to lululemon athletica inc.	$270,556	$184,063	$121,847

Basic earnings per share	$1.88	$1.29	$0.86
Diluted earnings per share	$1.85	$1.27	$0.85
Basic weighted-average number of shares outstanding	144,000	143,196	141,720
Diluted weighted-average number of shares outstanding	145,806	145,278	143,858
Other comprehensive income:
Foreign currency translation adjustment	(459)	1,220	14,462

Comprehensive income	$270,097	$185,283	$136,309

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exchangeable Stock		Special Voting Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non- Controlling Interest	Total
	(Amounts in thousands)
Balance at January 31, 2010	38,766	$—	38,766	$—	102,252	$511	$158,921	$67,809	$5,867	$233,108	$—	$233,108
Net income attributable to lululemon athletica inc.								121,847		121,847		121,847
Foreign currency translation adjustment									14,462	14,462		14,462
Stock-based compensation							7,273			7,273		7,273
Excess tax benefit from stock-based compensation							7,863			7,863		7,863
Common stock issued upon exchange of exchangeable shares	(3,130)	—	(3,130)	—	3,130	16	(16)			—		—
Restricted stock issuance					12	—	—			—		—
Stock option exercises					1,362	7	5,829			5,836		5,836
Non-controlling interest:
Non-controlling interests recognized on acquisition											3,554	3,554
Net income attributable to non-controlling interests											350	350

Balance at January 30, 2011	35,636	$—	35,636	$—	106,756	$534	$179,870	$189,656	$20,329	$390,389	$3,904	$394,293

Net income attributable to lululemon athletica inc.								184,063		184,063		184,063
Foreign currency translation adjustment									1,220	1,220		1,220
Stock-based compensation							10,340			10,340		10,340
Excess tax benefit from stock-based compensation							5,750			5,750		5,750
Common stock issued upon exchange of exchangeable shares	(2,224)	—	(2,224)	—	2,224	11	(11)			—		—
Restricted stock issuance					4	—	—			—		—
Stock option exercises					1,151	6	9,608			9,614		9,614
Non-controlling interest:
Net income attributable to non-controlling interests											901	901

Balance at January 29, 2012	33,412	$—	33,412	$—	110,135	$551	$205,557	$373,719	$21,549	$601,376	$4,805	$606,181

Net income attributable to lululemon athletica inc.								270,556		270,556		270,556
Foreign currency translation adjustment									(459)	(459)		(459)
Stock-based compensation							15,637			15,637		15,637
Excess tax benefit from stock-based compensation							9,901			9,901		9,901
Common stock issued upon exchange of exchangeable shares	(1,347)	—	(1,347)	—	1,347	7	(7)			—		—
Restricted stock issuance					16	—	—			—		—
Stock option exercises					873	4	11,010			11,014		11,014
Registration fees associated with shelf registration statement							(393)			(393)		(393)
Non-controlling interest:
Net income attributable to non-controlling interests											875	875
Purchase of remaining non-controlling interests							(20,333)			(20,333)	(5,680)	(26,013)

Balance at February 3, 2013	32,065	$—	32,065	$—	112,371	$562	$221,372	$644,275	$21,090	$887,299	$—	$887,299

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(Amounts in thousands)
Cash flows from operating activities
Net income attributable to lululemon athletica inc	$270,556	$184,063	$121,847
Net income attributable to non-controlling interest	875	901	350

Net income	271,431	184,964	122,197
Items not affecting cash
Depreciation and amortization	43,000	30,259	24,614
Stock-based compensation	15,637	10,340	7,273
Provision for impairment and lease exit costs	—	—	1,772
Derecognition of unredeemed gift card liability	(1,351)	(1,775)	(1,406)
Deferred income taxes	(6,445)	(693)	11,234
Excess tax benefits from stock-based compensation	(9,901)	(5,750)	(7,863)
Gain on investment	—	—	(1,792)
Other, including net changes in other non-cash balances	(32,258)	(13,730)	23,966

Net cash provided by operating activities	280,113	203,615	179,995
Cash flows from investing activities
Purchase of property and equipment	(93,229)	(116,657)	(30,357)
Acquisition of franchises	—	(5,654)	(12,482)

Net cash used in investing activities	(93,229)	(122,311)	(42,839)
Cash flows from financing activities
Proceeds from exercise of stock options	11,014	9,614	5,836
Excess tax benefits from stock-based compensation	9,901	5,750	7,863
Registration fees associated with shelf registration statement	(393)	—	—
Purchase of remaining non-controlling interest	(26,013)	—	—

Net cash (used in) provided by financing activities	(5,491)	15,364	13,699
Effect of exchange rate changes on cash	(651)	(3,517)	5,858

Increase in cash and cash equivalents	180,742	93,151	156,713
Cash and cash equivalents, beginning of year	$409,437	$316,286	$159,573

Cash and cash equivalents, end of year	$590,179	$409,437	$316,286

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts and store count information, unless otherwise indicated)

1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce and through a network of wholesale accounts. The Company’s primary markets are the United States, Canada, Australia, and New Zealand, where 135, 51, 23, and two corporate-owned stores, respectively, were in operation as at February 3, 2013. There were 211, 174, and 133 corporate-owned stores in operation as at February 3, 2013, January 29, 2012, and January 30, 2011, respectively.

Basis of presentation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company and its subsidiary companies during the three-year period ended February 3, 2013. The consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles (“GAAP”).

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

The Company’s fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2012 is a 53 week year. Net sales numbers for the quarter and year include this additional week; however, comparable stores sales calculations exclude the 53rd week. Fiscal 2012, 2011 and 2010 ended on February 3, 2013, January 29, 2012, and January 30, 2011, respectively.

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

Accounts receivable

Accounts receivable primarily arise out of sales to wholesale accounts and landlord deferred lease inducements. The allowance for doubtful accounts represents management’s best estimate of probable credit losses in accounts receivable and is reviewed monthly. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As at February 3, 2013, January 29, 2012 and January 30, 2011 the Company recorded an insignificant allowance for doubtful accounts.

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

Buildings are amortized on a straight-line basis over the expected useful life of the asset, which ranges from 10 to 20 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the length of the lease, without consideration of option renewal periods, and the estimated useful life of the improvement, to a maximum of five years. All other property and equipment are amortized using the declining balance method as follows. Amortization commences when an asset is ready for its intended use.

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

Impairment of long-lived assets

Long-lived assets, including intangible assets with finite lives, held for use are evaluated for impairment when the occurrence of events or a change in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their carrying value to the estimated undiscounted future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in income in the period that the impairment is determined. Long-lived assets, including intangible assets with finite lives, held for sale are reported at the lower of the carrying value of the asset and fair value less cost to sell. Any write-down to reflect fair value less selling cost is recognized in income when the asset is classified as held for sale. Gains or losses on assets held for sale and asset dispositions are included in provision for impairment and lease exit costs.

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

Revenue recognition

Net revenue includes sales of apparel to customers through corporate-owned and operated retail stores, direct to consumer through www.lululemon.com, www.ivivva.com and other country and region specific websites, sales through a network of wholesale accounts, and sales from company-operated showrooms.

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

While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Net revenue.” For the years ended February 3, 2013, January 29, 2012 and January 30, 2011, net revenue recognized on unredeemed gift card balances was $1,351, $1,775, and $1,406, respectively.

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

The Company provides for taxes at the rate applicable for the appropriate tax jurisdiction. Because present intentions are to reinvest the unremitted earnings into foreign operations, the Company does not provide U.S. income taxes on unremitted earnings of foreign subsidiaries. Management periodically assesses the need to utilize these unremitted earnings to finance foreign operations. This assessment is based on cash flow projections that are the result of estimates of future production and operational and fiscal objectives by tax jurisdiction for our operations. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.

The Company files income tax returns in the United States, Canada and various foreign and state jurisdictions. The 2011 and 2012 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2008 tax year is still open for certain state tax authorities. The 2008 to 2012 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. Our policy is to recognize interest expense and penalties related to income tax matters as a selling, general and administrative expense. At February 3, 2013, the Company does not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Intercompany transfer pricing policies are currently subject to audits by various foreign tax jurisdictions. Although management believes that the Company’s intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in the Company’s income tax provisions and accruals.

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

The aggregate foreign exchange (losses) gains included in income amount to $(625), $(759), and $477 for the years ended February 3, 2013, January 29, 2012, and January 30, 2011, respectively.

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

Recently issued accounting standards

In February 2013, the FASB amended ASC Topic 220 Other Comprehensive Income (“ASC 220”) to require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. This guidance is effective for reporting periods beginning on or after December 15, 2012. The Company adopted the amendment in the fourth quarter of fiscal 2012 with no material impact on the Company’s consolidated financial statements.

In January 2013, the FASB amended ASC Topic 210 Balance Sheet (“ASC 210”) to clarify the scope of the required enhanced disclosures that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on a company’s financial position, including the effect or potential effect of rights of setoff associated within scope assets and liabilities. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with ASC 210-20-45 or ASC 815-10-45. This guidance is effective for annual periods beginning on or after January 1, 2013. The Company will adopt the amendment in the first quarter of fiscal 2013 and expects no material impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2012 presentation.

3 INVENTORIES

	February 3, 2013	January 29, 2012
Finished goods	$163,008	$105,462
Raw materials	583	2,531
Provision for obsolescence and shrink	(8,369)	(3,896)

	$155,222	$104,097

4 PROPERTY AND EQUIPMENT

	February 3, 2013	January 29, 2012
Land	$72,679	$60,014
Buildings	10,969	5,018
Leasehold improvements	109,233	113,931
Furniture and fixtures	30,907	22,512
Computer hardware and software	81,099	51,657
Equipment and vehicles	1,486	1,285
Accumulated amortization and depreciation	(91,734)	(91,476)

	$214,639	$162,941

Included in the cost of property and equipment are capitalized software costs of $13,874 and $14,150 at February 3, 2013 and January 29, 2012, respectively, associated with internally developed software.

Depreciation expense related to property and equipment was $41,671, $28,945 and $23,549 for the years ended February 3, 2013, January 29, 2012, and January 30, 2011, respectively.

5 GOODWILL AND INTANGIBLE ASSETS

	February 3, 2013	January 29, 2012
Goodwill	$23,609	$23,609
Changes in foreign currency exchange rates	2,451	2,727

	26,060	26,336

Intangibles—reacquired franchise rights	$10,630	$10,709
Accumulated amortization	(8,076)	(6,747)
Changes in foreign currency exchange rates	1,587	1,574

	4,141	5,536

Total goodwill and intangibles	$30,201	$31,872

Amortization expense related to intangible assets was $1,329, $1,314, and $1,065 for the years ended February 3, 2013, January 29, 2012, and January 30, 2011, respectively. The estimated aggregate amortization expense is as follows:

Fiscal Year
2013	$1,102
2014	982
2015	897
2016	810
2017	275
Thereafter	75

$4,141

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

The acquisition of the franchised stores was part of management’s vertical retail growth strategy. There are no longer any franchised stores remaining. The reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives. Goodwill is reviewed for impairment annually, or as events occur or circumstances arise which may reduce the fair value of goodwill below carrying value. The weighted-average remaining useful lives of the reacquired franchise rights was 3.26 as at February 3, 2013 and 4.25 years as at January 29, 2012.

6 ACCRUED LIABILITIES

	February 3, 2013	January 29, 2012
Inventory purchases	$7,633	$9,648
Sales tax collected	8,501	12,740
Accrued rent	5,688	5,343
Other	8,210	6,804

	$30,032	$34,535

7 NON-CURRENT LIABILITIES

	February 3, 2013	January 29, 2012
Deferred lease liability	$16,785	$15,302
Tenant Inducements	13,637	9,712

	$30,422	$25,014

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

At February 3, 2013, there were no borrowings outstanding under this credit facility. As well, at February 3, 2013, letters of credit totaling USD$nil and guarantees totaling USD$1,406 had been issued under the facility, which reduced the amount available by a corresponding amount.

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

10 STOCK-BASED COMPENSATION

Stock-based compensation plans

The Company’s employees participate in various stock-based compensation plans which are provided by the Company directly.

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

The Company’s policy is to issue shares upon the exercise of Company options or vesting of Performance Share Units from treasury.

Stock-based compensation expense charged to income for the plans was $15,637, $10,340 and $7,273 for the years ended February 3, 2013, January 29, 2012, and January 30, 2011, respectively.

Total unrecognized compensation cost for all stock-based compensation plans was $20,871 as at February 3, 2013, which is expected to be recognized over a weighted-average period of 2.0 years, and was $18,619 as at January 29, 2012 over a weighted-average period of 2.2 years.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Share Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees at a 25% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 6,000 shares. During the year ended February 3, 2013, 22 shares were purchased under the ESPP, which were funded by the Company through open market purchases.

Company stock options and performance share units

A summary of the Company’s stock options, performance share units and restricted shares activity as of February 3, 2013, January 29, 2012, and January 30, 2011, and changes during the years then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Number of Performance Share Units	Weighted- Average Grant Fair Value	Number of Restricted Shares	Weighted- Average Grant Fair Value
Balance at January 31, 2010	4,387	$7.04	—	$—	30	$6.92
Granted	501	25.23	183	20.94	11	19.37
Exercised	1,369	4.38	—	—	29	7.66
Forfeited	249	8.72	9	20.61	4	6.92

Balance at January 30, 2011	3,270	$10.83	174	$20.96	8	$21.22
Granted	183	45.47	231	40.99	9	47.74
Exercised	1,150	8.36	—	—	8	23.41
Forfeited	50	16.62	21	41.00	1	60.54

Balance at January 29, 2012	2,253	$14.77	384	$31.90	8	$46.10
Granted	84	75.52	156	74.46	16	63.97
Exercised	874	12.60	—	—	8	46.10
Forfeited	86	20.43	49	31.81	—	—

Balance at February 3, 2013	1,377	$19.51	491	$45.47	16	$63.97

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

The following table summarizes information about stock options outstanding and exercisable at February 3, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)
$0.25 – $0.30	113	$0.30	3.9	113	$0.30	3.9
$3.57 – $9.00	400	4.62	3.5	169	4.52	4.0
$10.19 – $14.51	318	12.39	5.9	184	12.22	6.0
$16.16 – $25.23	179	19.63	4.3	68	19.75	4.3
$33.50 – $57.25	286	39.70	5.1	82	38.33	5.1
$58.63 – $77.40	81	75.52	6.4	1	65.01	6.0

	1,377	$19.51	4.7	617	$12.32	4.8

Intrinsic Value	$67,219			$34,256

As of February 3, 2013, the unrecognized compensation cost related to these options was $7,382, which is expected to be recognized over a weighted-average period of 2.3 years; and the total aggregate intrinsic value for stock options outstanding and exercisable was $34,256. The intrinsic value of stock options exercised during the years ended February 3, 2013, January 29, 2012, and January 30, 2011 was $53,605, $42,783, and $28,463. The weighted-average grant date fair value of options granted during the years ended February 3, 2013, January 29, 2012, and January 30, 2011 was $37.20, $22.51, and $12.83, respectively.

The fair value of options with service conditions was determined at the date of grant using the Black-Scholes model. Expected volatilities are based on a review of a peer group of publicly traded apparel retailers. The expected term of options with service conditions is the simple average of the term and the requisite service period as stated in the respective option contracts. The risk-free interest rate is the Federal Reserve federal funds rate. The following assumptions were used in calculating the fair value of stock options issued in fiscal 2012:

lululemon athletica inc.
Dividend yield	0%
Expected volatility	64.65%
Risk-free interest rate	0.72%
Weighted-average life	4.06 years

11 EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
Net income	$271,431	$184,964	$122,197
Net income attributable to non-controlling interest	875	901	350

Net income attributable to lululemon athletica inc	$270,556	$184,063	$121,847
Basic weighted-average number of shares outstanding	144,000	143,196	141,720
Effect of stock options assumed exercised	1,806	2,082	2,138

Diluted weighted-average number of shares outstanding	145,806	145,278	143,858

Basic earnings per share	$1.88	$1.29	$0.86
Diluted earnings per share	$1.85	$1.27	$0.85

12 COMMITMENTS AND CONTINGENCIES

The Company has obligations under operating leases for its office, distribution centers and corporate-owned store premises in Canada, the United States, Australia, New Zealand and Hong Kong. As of February 3, 2013, the lease terms of various leases are from two to 10 years. A substantial number of the Company’s leases for corporate-owned store premises include renewal options and certain of the Company’s leases include rent escalation clauses, rent holidays and leasehold rental incentives. Certain of the Company’s leases for corporate-owned store premises also include contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitment in respect of corporate-owned stores that have not yet opened but for which lease agreements have been executed.

Fiscal Year
2013	$57,691
2014	56,920
2015	53,195
2016	47,712
2017	37,192
Thereafter	50,183

Rent expense for the years ended February 3, 2013, January 29, 2012, and January 30, 2011 was $82,428, $67,117, and $53,071, respectively, under operating lease agreements, consisting of minimum rental expense of $54,050, $43,795, and $36,754, respectively, and contingent rental amounts of $28,378, $23,322, and $16,317, respectively.

On October 12, 2012, former hourly employees of the Company filed a class action lawsuit in the Superior Court of the State of California entitled Rebekah Geare et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various U.S. labor codes by failing to provide meal and rest breaks, failing to pay minimum wage, failing to pay overtime, failing to pay certain wages, failing to provide reasonable seating and failing to provide unpaid vacation times as wages at time of termination. The plaintiffs are seeking an unspecified amount of damages. The Company intends to vigorously defend the matter.

On August 10, 2012, customers of the Company filed a class action lawsuit in San Diego Superior Court entitled Laura Chaikin et al v. lululemon athletica inc. The lawsuit alleges that the Company violated California Civil Code sections by requesting and capturing personal information from guests using credit cards at the point-of-sale in stores. The plaintiffs are seeking an unspecified amount of damages. The Company intends to vigorously defend the matter.

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the Company’s continued financial position, results of operations or cash flows.

13 RELATED PARTY BALANCES AND TRANSACTIONS

The Company entered into the following transactions with related parties:

	February 3, 2013	January 29, 2012	January 30, 2011
Payments to related parties
Occupancy costs for one corporate-owned store	$151	$134	$100
Consulting fees	$295	$305	$31

During the year ended January 30, 2011, the Company’s principal stockholder increased his interest from 50% to 100% in a company that leases retail space to one corporate-owned store. Consulting fees were paid to a relative of our principal stockholder.

14 SUPPLEMENTAL CASH FLOW INFORMATION

Other, including changes in non-cash working capital items:

	February 3, 2013	January 29, 2012	January 30, 2011
(Increase) decrease in prepaid expenses and other current assets	$(18,304)	$1,344	$(3,443)
(Increase) in inventories	(51,022)	(46,072)	(7,954)
(Decrease) increase in trade accounts payable	(13,481)	7,861	(5,167)
(Decrease) increase in accrued liabilities	(208)	1,027	5,589
(Decrease) increase in sales tax collected	(4,232)	8,232	1,811
Increase (decrease) in income taxes payable	30,951	(3,951)	14,929
Increase in accrued compensation and related expenses	4,695	5,976	6,413
Increase in deferred gift card revenue	13,711	6,110	7,310
Increase in other non-cash balances	5,632	5,743	4,478

	$(32,258)	$(13,730)	$23,966

Cash paid for income taxes	$71,342	$85,633	$30,968
Interest paid	$206	$501	$424

15 INCOME TAXES

The Company files income tax returns in the U.S., Canada and various foreign, state and provincial jurisdictions. The 2011 and 2012 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2008 tax year is still open for certain state tax authorities. The 2008 to 2012 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a selling, general and administrative expense. At February 3, 2013, the Company does not have any significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

The provision for income taxes consists of the following:

	February 3, 2013	January 29, 2012	January 30, 2011
Federal income tax at statutory rate	35.0%	35.0%	35.0%

Non-deductible compensation expense	0.8	0.8	0.8
U.S. state taxes	1.2	2.8	1.7
Foreign tax rate differential	(7.7)	(3.4)	(4.0)
Permanent and other	(0.5)	0.9	(0.2)

Provision for income taxes	28.8%	36.1%	33.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 3, 2013 and January 29, 2012 are presented below:

	February 3, 2013	January 29, 2012
Deferred tax assets/(liabilities)
Net operating loss carryforward	$2,397	$655
Foreign tax credits	4,585	—
Property and equipment	(13,151)	(6,957)
Deferred lease liability	6,243	5,825
Lease exit costs	—	957
Stock-based compensation	3,317	2,171
Inventory	5,372	1,230
Tenant inducements	4,506	3,505
Other	1,764	1,201

	$15,033	$8,587

The Company’s current and deferred taxes from federal, state and foreign sources were as follows:

	February 3, 2013	January 29, 2012	January 30, 2011
Income before provision for income taxes
Domestic	$63,426	$114,481	$57,583
Foreign	317,970	174,977	125,694

Income before provision for income taxes	381,396	289,458	183,277

Current taxes
Federal	$22,598	$45,623	$9,476
State	3,795	8,438	2,435
Foreign	90,017	51,126	37,935

Total current	116,410	105,187	49,846

Deferred taxes
Federal	$(5,667)	$73	$11,182
State	(786)	12	635
Foreign	8	(778)	(583)

Total deferred	(6,445)	(693)	11,234

Provision for income taxes	$109,965	$104,494	$61,080

U.S. income and foreign withholding taxes have not been provided on approximately CDN $437,009 at February 3, 2013 of cumulative undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

16 SEGMENTED FINANCIAL INFORMATION

The Company applies ASC Topic 280, Segment Reporting (“ASC 280”), in determining reportable segments for financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company’s reportable segments are comprised of corporate-owned stores, direct to consumer and other. Direct to consumer includes sales from the Company’s e-commerce websites. Franchise sales, wholesale, showrooms sales and outlet sales have been combined into other. The Company has reviewed its general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification. Information for these segments is detailed in the table below:

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
Net revenue
Corporate-owned stores	$1,090,181	$816,925	$590,389
Direct to consumer	197,255	106,313	57,348
Other	82,922	77,601	63,967

	$1,370,358	$1,000,839	$711,704

Income from operations before general corporate expense
Corporate-owned stores	$379,670	$297,809	$207,692
Direct to consumer	82,947	44,175	14,035
Other	17,370	21,103	16,925

	$479,987	$363,087	$238,652
General corporate expense	103,548	76,129	58,261

Income from operations	376,439	286,958	180,391
Other income (expense), net	4,957	2,500	2,886

Income before provision for income taxes	$381,396	$289,458	$183,277

Capital expenditures
Corporate-owned stores	$64,863	$34,117	$14,536
Direct to consumer	4,881	6,724	4,626
Corporate	23,485	76,055	11,195

	$93,229	$116,896	$30,357

Depreciation and amortization
Corporate-owned stores	$27,519	$18,480	$15,588
Direct to consumer	3,393	2,377	190
Corporate	12,088	9,402	8,836

	$43,000	$30,259	$24,614

The intercompany wholesale sales of $490,982, $66,824, and $10,188 for the years ended February 3, 2013, January 29, 2012, and January 30, 2011 respectively, have been excluded from the net revenue in the Other reportable segment. In addition, the income from operations reported included in the segment results for Other does not reflect the intercompany profit on these sales, which amounted to $216,156, $21,072, and $931 for the years ended February 3, 2013, January 29, 2012, and January 30, 2011, respectively. The increase in intercompany wholesale sales and the profit on these sales in fiscal 2012 compared to prior years was the result of revised intercompany pricing agreements.

The Company operates in five geographic areas—Canada, the United States, Australia and New Zealand, Asia and Europe. Revenue from these regions for the years ended February 3, 2013, January 29, 2012, and January 30, 2011 was as follows:

	February 3, 2013	January 29, 2012	January 30, 2011
United States	$839,908	$536,182	$323,477
Canada	461,586	425,720	371,604
Outside of North America	68,864	38,937	16,623

	$1,370,358	$1,000,839	$711,704

Long-lived assets by geographic area for the years ended February 3, 2013, January 29, 2012, and January 30, 2011 were as follows:

	February 3, 2013	January 29, 2012	January 30, 2011
United States	$68,115	$47,131	$33,513
Canada	135,505	107,340	33,616
Outside of North America	11,019	8,470	3,825

	$214,639	$162,941	$70,954

Substantially all of the Company’s intangible assets and goodwill relate to the reporting segment consisting of corporate-owned stores.

17 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the Company’s unaudited quarterly results of operations and comprehensive income for each of the eight fiscal quarters in the period ended February 3, 2013. You should read the following tables in conjunction with the Company’s audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The Company has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to fairly present its operating results for the quarters presented. The Company’s historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2012				Fiscal 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands) (unaudited)
Consolidated statements of operations and comprehensive income:
Net revenue	$485,489	$316,537	$282,634	$285,698	$371,520	$230,216	$212,323	$186,780
Cost of goods sold	210,982	141,237	126,879	128,434	162,476	101,703	90,256	77,053

Gross profit	274,507	175,300	155,755	157,264	209,044	128,513	122,067	109,727

Operating expenses:
Selling, general and administrative expenses	121,932	94,689	85,567	84,199	92,977	68,792	62,584	58,040

Income from operations	152,575	80,611	70,188	73,065	116,067	59,721	59,483	51,687
Other income (expense), net	1,457	1,424	1,166	910	380	619	597	904

Income before provision for income taxes	154,032	82,035	71,354	73,975	116,447	60,340	60,080	52,591
Provision for income taxes	44,657	24,655	13,652	27,001	42,558	21,399	21,462	19,075

Net income	109,375	57,380	57,702	46,974	73,889	38,941	38,618	33,516

Net income attributable to non-controlling interest	—	64	480	331	371	147	239	144

Net income attributable to lululemon athletica inc.	$109,375	$57,316	$57,222	$46,643	$73,518	$38,794	$38,379	$33,372

Basic earnings per share	$0.76	$0.40	$0.40	$0.32	$0.51	$0.27	$0.27	$0.23
Diluted earnings per share	$0.75	$0.39	$0.39	$0.32	$0.51	$0.27	$0.26	$0.23
Other comprehensive income:
Foreign currency translation adjustment	(79)	2,642	(10,567)	7,545	(282)	(14,586)	(1,077)	17,165

Comprehensive income	$109,296	$59,958	$46,655	$54,188	$73,236	$24,208	$37,302	$50,537

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of February 3, 2013. The effectiveness of our internal control over financial reporting as of February 3, 2013 has been audited by PricewaterhouseCoopers LLP our independent auditors, who have expressed an opinion in their report on page 44 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended February 3, 2013, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the captions “Executive Compensation” and “Other Forms of Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers.”

Equity Compensation Plan Information (as of February 3, 2013)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders	1,377,030	$19.51	14,832,290
Equity compensation plans not approved by stockholders	—	—	—

Total	1,377,030	$19.51	14,832,290

(1)	This amount represents 9,310,367 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2007 Equity Incentive Plan and 5,521,923 shares of our common stock available for future issuance pursuant to our Employee Share Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the caption “Fees for Professional Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of this report:

1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2. Financial Statement Schedule.

Schedule II

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Shrink Provision on Finished Goods
For the year ended January 30, 2011	$(1,313)	(2,881)	2,751	(1,443)
For the year ended January 29, 2012	(1,443)	(1,752)	2,069	(1,126)
For the year ended February 3, 2013	(1,126)	(2,823)	2,949	(1,000)
Slow Moving and Obsolescence Provision on Finished Goods and Raw Materials
For the year ended January 30, 2011	$(961)	(284)	107	(1,138)
For the year ended January 29, 2012	(1,138)	(2,212)	864	(2,486)
For the year ended February 3, 2013	(2,486)	(7,232)	2,868	(6,850)
Damage Provision on Finished Goods
For the year ended January 30, 2011	$(298)	(1,610)	907	(1,001)
For the year ended January 29, 2012	(1,001)	(1,551)	2,269	(283)
For the year ended February 3, 2013	(283)	(3,727)	3,491	(519)
Sales Allowances
For the year ended January 30, 2011	$307	215	—	522
For the year ended January 29, 2012	522	392	—	914
For the year ended February 3, 2013	914	914	—	1,828
Valuation Allowance on Deferred Income Taxes
For the year ended January 30, 2011	$(100)	2	—	(98)
For the year ended January 29, 2012	(98)	7	—	(91)
For the year ended February 3, 2013	(91)	—	—	(91)

3. Exhibits

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/01/2011

3.3	Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007

3.4	Second Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	4/2/2008

3.5	Third Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	03/31/2009

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007

10.2*	Form of Non-Qualified Stock Option Agreement (standard)		10-Q	10.1	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.4*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.3	001-33608	12/6/2012

10.5*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement		10-Q	10.4	001-33608	12/6/2012

10.6*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.5	001-33608	12/6/2012

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007

10.14	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.15	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.16*	Outside Director Compensation Plan	X

10.17*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.18*	Executive Employment Agreement with Christine M. Day, dated effective as of August 1, 2008		8-K	10.1	001-33608	7/30/2008

10.19*	Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	3/19/2013

10.20*	Amended Executive Employment Agreement, effective as of October 29, 2012 between lululemon athletica canada inc. and John E. Currie	X

10.21*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer		10-K	10.23	001-33608	3/25/2010

10.22*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Sheree Waterson		10-K	10.24	001-33608	3/25/2010

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

21.1	Subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**	The following financial statements from the Company’s 10-K for the fiscal year ended February 3, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHRISTINE M. DAY Christine M. Day	Director and Chief Executive Officer (Principal Executive Officer)	March 20, 2013

/s/ JOHN E. CURRIE John E. Currie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2013

/s/ DENNIS J. WILSON Dennis J. Wilson	Chairman of the Board	March 20, 2013

/s/ ROBERT BENSOUSSAN Robert Bensoussan	Director	March 20, 2013

/s/ MICHAEL CASEY Michael Casey	Director	March 20, 2013

/s/ ROANN COSTIN RoAnn Costin	Director	March 20, 2013

/s/ WILLIAM H. GLENN William H. Glenn	Director	March 20, 2013

/s/ MARTHA A.M. MORFITT Martha A.M. Morfitt	Director	March 20, 2013

/s/ RHODA M. PITCHER Rhoda M. Pitcher	Director	March 20, 2013

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 20, 2013

/s/ JERRY STRITZKE Jerry Stritzke	Director	March 20, 2013

/s/ EMILY WHITE Emily White	Director	March 20, 2013

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/01/2011

3.3	Amended and Restated Bylaws of lululemon athletica inc.		10-Q	3.2	001-33608	9/10/2007

3.4	Second Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	4/2/2008

3.5	Third Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	03/31/2009

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007

10.2*	Form of Non-Qualified Stock Option Agreement (standard)		10-Q	10.1	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.4*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.3	001-33608	12/6/2012

10.5*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement		10-Q	10.4	001-33608	12/6/2012

10.6*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.5	001-33608	12/6/2012

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Amended and Restated Registration Rights Agreement dated July 26, 2007 between lululemon athletica inc. and the parties named therein		10-Q	10.4	001-33608	9/10/2007

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Credit Facility between lululemon canada inc. and Royal Bank of Canada dated as of April 11, 2007		S-1	10.15	333-142477	5/1/2007

10.14	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.15	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.16*	Outside Director Compensation Plan	X

10.17*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.18*	Executive Employment Agreement with Christine M. Day, dated effective as of August 1, 2008		8-K	10.1	001-33608	7/30/2008

10.19*	Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	3/19/2013

10.20*	Amended Executive Employment Agreement, effective as of October 29, 2012 between lululemon athletica canada inc. and John E. Currie	X

10.21*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer		10-K	10.23	001-33608	3/25/2010

10.22*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Sheree Waterson		10-K	10.24	001-33608	3/25/2010

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

21.1	Subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**	The following financial statements from the Company’s 10-K for the fiscal year ended February 3, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.