Form 10-Q
period 2013-05-05
lululemon athletica inc.
filed 2013-06-10
CIK 1397187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2013

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

At June 5, 2013, there were 113,517,560 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

Exchangeable and Special Voting Shares:

At June 5, 2013, there were outstanding 31,033,458 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.

In addition, at June 5, 2013, the registrant had outstanding 31,033,458 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

lululemon athletica inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	May 5, 2013	February 3, 2013
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$588,418	$590,179
Accounts receivable	7,754	6,351
Inventories	143,712	155,222
Prepaid expenses and other current assets	41,735	35,301

	781,619	787,053
Property and equipment, net	222,878	214,639
Goodwill and intangible assets, net	29,810	30,201
Deferred income taxes	15,005	15,033
Other non-current assets	4,164	4,152

	$1,053,476	$1,051,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,756	$1,045
Accrued liabilities	38,022	30,032
Accrued compensation and related expenses	18,942	27,530
Income taxes payable	2,190	39,637
Unredeemed gift card liability	29,416	35,113

	92,326	133,357
Non-current liabilities	31,090	30,422

	123,416	163,779

Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 32,033 and 32,065	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 32,033 and 32,065	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 112,517 and 112,371	563	562
Additional paid-in capital	221,300	221,372
Retained earnings	691,554	644,275
Accumulated other comprehensive income	16,643	21,090

	930,060	887,299

	$1,053,476	$1,051,078

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Thirteen Weeks Ended May 5, 2013	Thirteen Weeks Ended April 29, 2012
	(Unaudited)
	(Amounts in thousands, except per share amounts)
Net revenue	$345,782	$285,698
Cost of goods sold	175,057	128,434

Gross profit	170,725	157,264
Selling, general and administrative expenses	104,836	84,199

Income from operations	65,889	73,065
Other income (expense), net	1,501	910

Income before provision for income taxes	67,390	73,975
Provision for income taxes	20,111	27,001

Net income	47,279	46,974
Net income attributable to non-controlling interest	—	331

Net income attributable to lululemon athletica inc.	$47,279	$46,643

Basic earnings per share	$0.33	$0.32
Diluted earnings per share	$0.32	$0.32
Basic weighted-average number of shares outstanding	144,482	143,678
Diluted weighted-average number of shares outstanding	145,849	145,637
Other comprehensive income:
Foreign currency translation adjustment	(4,447)	7,545

Comprehensive income	$42,832	$54,188

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Special
	Exchangeable Stock		Voting Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
							(Unaudited)
Balance at February 3, 2013	32,065	$—	32,065	$—	112,371	$562	$221,372	$644,275	$21,090	$887,299
Net income attributable to lululemon athletica inc.								47,279		47,279
Foreign currency translation adjustment									(4,447)	(4,447)
Stock-based compensation							4,286			4,286
Excess tax benefit from stock-based compensation							280			280
Common stock issued upon exchange of exchangeable shares	(32)	—	(32)	—	32	—	—			—
Stock options exercised					15	—	163			163
Common stock issued upon settlement of performance share units					176	1	(1)			—
Shares withheld related to net share settlement of performance share units					(77)	—	(4,800)			(4,800)

Balance at May 5, 2013	32,033	$—	32,033	$—	112,517	$563	$221,300	$691,554	$16,643	$930,060

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended May 5, 2013	Thirteen Weeks Ended April 29, 2012
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities
Net income	$47,279	$46,974
Items not affecting cash
Provision for inventories	17,153	61
Depreciation and amortization	11,729	9,798
Stock-based compensation	4,286	3,891
Excess tax benefits from stock-based compensation	(280)	(4,237)
Other, including net changes in other non-cash balances
Prepaid expenses and other current assets	(7,706)	(8,011)
Inventories	(6,229)	(2,810)
Accounts payable	2,709	(10,225)
Accrued liabilities	8,238	(1,533)
Sales tax collected	(391)	(6,345)
Income taxes payable	(37,787)	82
Accrued compensation and related expenses	(8,749)	(8,607)
Other non-cash balances	(5,117)	(3,086)

Net cash provided by operating activities	25,135	15,952

Cash flows from investing activities
Purchase of property and equipment	(20,976)	(12,696)

Net cash used in investing activities	(20,976)	(12,696)

Cash flows from financing activities
Proceeds from exercise of stock options	163	4,574
Excess tax benefits from stock-based compensation	280	4,237
Taxes paid related to net share settlement of equity awards	(4,801)	—

Net cash (used in) provided by financing activities	(4,358)	8,811

Effect of exchange rate changes on cash	(1,562)	2,826

Decrease (increased) in cash and cash equivalents	(1,761)	14,893
Cash and cash equivalents, beginning of period	$590,179	$409,437

Cash and cash equivalents, end of period	$588,418	$424,330

See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL

STATEMENTS

(Amounts in thousands, except per share and store count information, unless otherwise indicated)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce and through a network of wholesale accounts. The Company’s primary markets are the United States, Canada, Australia, and New Zealand, where 141, 51, 24 and two corporate-owned stores were in operation as at May 5, 2013, respectively. There were a total of 218 and 211 corporate-owned stores in operation as of May 5, 2013 and February 3, 2013, respectively.

Basis of presentation

The unaudited interim consolidated financial statements as of May 5, 2013 and for the thirteen weeks ended May 5, 2013 and April 29, 2012 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 3, 2013 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended February 3, 2013, included in Item 8 in the fiscal 2012 Annual Report on Form 10-K filed with the SEC on March 21, 2013. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K.

The Company’s fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2013 is a 52 week year, and will end on February 2, 2014 while fiscal 2012 was a 53 week year, and ended on February 3, 2013.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the FASB amended ASC Topic 210 Balance Sheet (“ASC 210”) to clarify the scope of the required enhanced disclosures that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on a company’s financial position, including the effect or potential effect of rights of setoff associated within scope assets and liabilities. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with ASC 210-20-45 or ASC 815-10-45. This guidance is effective for annual periods beginning on or after January 1, 2013. The Company adopted the amendment in the first quarter of fiscal 2013 with no material impact on the Company’s consolidated financial statements.

NOTE 3. STOCK-BASED COMPENSATION

Share option plans

The Company’s employees participate in various stock-based compensation plans, which are provided by the Company directly.

Stock-based compensation expense charged to income for the plans was $4,286 and $3,891 for the thirteen weeks ended May 5, 2013 and April 29, 2012, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $27,399 at May 5, 2013, which is expected to be recognized over a weighted-average period of 2.3 years.

Company stock options and performance share units

A summary of the Company’s stock option, performance share unit and restricted share activity as of May 5, 2013 and changes during the thirteen week period then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Number of Performance Units	Weighted- Average Grant Fair Value	Number of Restricted Shares	Weighted- Average Grant Fair Value
Balance at February 3, 2013	1,377	$19.51	491	$45.47	16	$63.97
Granted	50	$63.08	230	$51.63	—	—
Exercised	15	$10.62	176	$20.57	1	$65.01
Forfeited	48	$23.40	19	$61.89	—	—

Balance at May 5, 2013	1,364	$21.09	526	$55.91	15	$63.94

Exercisable at May 5, 2013	849	$12.16	—	$—	—	$—

The Company’s performance share units are awarded to eligible employees and entitle the grantee to receive a maximum of 1.5 shares of common stock per performance share unit if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of performance share units is based on the closing price of the Company’s common stock on the award date. Expense for performance share units is recognized when it is probable that the performance goal will be achieved.

Employee stock purchase plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Share Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees at a 25% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended May 5, 2013, there were 21 shares purchased under the ESPP, which were funded by the Company through open market purchases.

NOTE 4. EARNINGS PER SHARE

The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended May 5, 2013	Thirteen Weeks Ended April 29, 2012
Net income attributable to lululemon athletica inc.	$47,279	$46,643
Basic weighted-average number of shares outstanding	144,482	143,678
Effect of stock options assume exercised	1,367	1,959

Diluted weighted-average number of shares outstanding	145,849	145,637
Basic earnings per share	$0.33	$0.32
Diluted earnings per share	$0.32	$0.32

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirteen weeks ended May 5, 2013 and April 29, 2012, 57 and 28 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

NOTE 5. INVENTORIES

	May 5, 2013	February 3, 2013
Finished goods	$168,656	$163,008
Raw materials	577	583
Provision to reduce inventory to market value	(25,521)	(8,369)

	$143,712	$155,222

The Company’s calculation of provision to reduce inventory to market value includes a $17,469 charge to cost of sales, related to the pull-back of black luon pants in corporate-owned stores, direct to consumer and other sales channel, as well as inventory held in its warehouse facilities and in-transit.

NOTE 6. SUPPLEMENTARY FINANCIAL INFORMATION

A summary of certain balance sheet accounts is as follows:

	May 5, 2013	February 3, 2013
Prepaid expenses and other current assets:
Prepaid tax installments	$26,739	$21,821
Prepaid expenses	14,996	13,480

	$41,735	$35,301

Property and equipment:
Land	$72,072	$72,679
Buildings	10,882	10,969
Leasehold improvements	114,959	109,233
Furniture and fixtures	33,096	30,907
Computer hardware and software	90,770	81,099
Equipment and vehicles	1,499	1,486
Accumulated amortization and depreciation	(100,400)	(91,734)

	$222,878	$214,639

Goodwill and intangible assets:
Goodwill	$23,609	$23,609
Changes in foreign currency exchange rates	2,256	2,451

	25,865	26,060

Reacquired franchise rights	10,630	10,630
Accumulated amortization	(8,304)	(8,076)
Changes in foreign currency exchange rates	1,619	1,587

	3,945	4,141

	$29,810	$30,201

Accrued liabilities:
Inventory purchases	$16,746	$7,633
Sales tax collected	8,139	8,501
Accrued rent	4,895	5,688
Other	8,242	8,210

	$38,022	$30,032

Non-current liabilities:
Deferred lease liability	$17,125	$16,785
Tenant inducements	13,965	13,637

	$31,090	$30,422

NOTE 7. LEGAL PROCEEDINGS

On October 12, 2012, former hourly employees of the Company filed a class action lawsuit in the Superior Court of the State of California entitled Rebakah Geare et al v. lululemon athletica inc. The lawsuit alleges that the Company violated various U.S. labor codes by failing to provide meal and rest breaks, failing to pay minimum wage, failing to pay overtime, failing to pay certain wages, failing to provide reasonable seating and failing to provide unpaid vacation times as wages at time of termination. The Company and the plaintiffs have reached a tentative agreement on settlement terms. The parties must now gain approval from the court and go through the process of obtaining final approval.

NOTE 8. SEGMENT REPORTING

The Company applies ASC Topic 280, Segment Reporting (“ASC 280”), in determining reportable segments for its financial statement disclosure. reports segments based on the financial information it uses in managing its business. The Company’s reportable segments are comprised of corporate-owned stores, direct to consumer and other. Direct to consumer includes sales from the Company’s e-commerce websites. Sales to wholesale accounts, showrooms sales and outlet sales have been combined into other. The Company has reviewed the classification of its expenses amongst its reportable segments and has updated the classification of some of these expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification. Information for these segments is detailed in the table below:

	Thirteen Weeks Ended May 5, 2013	Thirteen Weeks Ended April 29, 2012
Net revenue:
Corporate-owned stores	$269,357	$228,789
Direct to consumer	53,967	38,447
Other	22,458	18,462

	$345,782	$285,698

Income from operations before general corporate expense:
Corporate-owned stores	$69,559	$76,520
Direct to consumer	21,216	17,407
Other	4,404	4,151

	95,179	98,078
General corporate expense	29,290	25,013

Income from operations	65,889	73,065
Other income (expense), net	1,501	910

Income before provision for income taxes	$67,390	$73,975

Capital expenditures:
Corporate-owned stores	$10,589	$8,525
Direct to consumer	371	392
Corporate	10,016	3,779

	$20,976	$12,696

Depreciation:
Corporate-owned stores	$7,494	$6,675
Direct to consumer	995	850
Corporate	3,240	2,273

	$11,729	$9,798

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

Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally gives rise to an additional week, resulting in a 53 week year. Fiscal 2013 is a 52 week year, and will end on February 2, 2014 while fiscal 2012 was a 53 week year, and ended on February 3, 2013.

We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.lululemon.com/), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls, and webcasts.

Overview

Our results for the first quarter of fiscal 2013 demonstrate our organization’s solid foundations. We remain committed to our brand and core values, which we believe drove year over year growth across all of our selling channels as well as our net income. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to execute the initiatives which will continue to lead to quality growth.

In mid-March 2013, we determined that certain shipments of women’s black luon bottoms received from our factories and available in our stores from March 1, 2013, did not meet our specifications. As we became aware of this issue, we pulled what we believe to be all of the affected items from our stores, showrooms and e-commerce sites and began working with our supplier to replace the fabric and with our other manufacturers to replace these items as quickly as possible. The lost revenue in the remaining seven weeks of the first quarter of fiscal 2013, as well as additional costs incurred and the write down of affected product on hand from this issue have negatively impacted our results from operations in the first quarter of fiscal 2013. During the first quarter of fiscal 2013 we recorded a $17.5 million inventory provision for the affected luon.

We believe the pull-back of black luon pants reiterates our quality standards. Our brand is recognized as premium in our offerings of women and men’s run and yoga assortment, as well as a leader in technical fabrics and functionality. Delivering quality to our customers is a critical factor in our market place differentiation and we believe removing items that do not meet our standards is key to maintaining our brand reputation. In fiscal 2013, we plan on investing in new and legacy information technology systems to develop new capabilities to support our vertical retail strategy.

Throughout the first quarter of fiscal 2013, we were able to grow our e-commerce business which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. While the pull-back of black luon pants from our e-commerce sites negatively affected sales, net revenue from our direct to consumer channel increased 40% and represented 15.6% of total revenue in the first quarter of fiscal 2013 compared to 13.5% of total revenue in the same period of the prior year. Continuing increases in traffic on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit a portion of our resources to further developing this channel. In fiscal 2012, we launched country and region specific websites in Australia, Europe and Asia to provide our online guests with local content, assortment and pricing.

We increased our store base through execution of our real estate strategy, when and where we saw opportunities for success. For example, we have opened 38 net new corporate-owned stores in North America, Australia, and New Zealand since the first quarter of fiscal 2012. Where we find opportunities for growth through opening showrooms, or other community presence efforts, we expect to expand our store base and therefore our business. Our growth strategy relies on positive comparable store sales and expansion in North America, particularly in the United States. We also believe that international growth is an opportunity and are expanding our foothold in markets by establishing local community connections, distributing to strategic sales partners and opening showrooms where we believe our guests are shopping.

Operating Segment Overview

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of May 5, 2013, our branded apparel was principally sold through 218 corporate-owned stores that are located in the United States, Canada, Australia and New Zealand and via our e-commerce websites included in our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In the thirteen week period ended May 5, 2013, 66% of our net revenue was derived from the sales of our products in the United States, 29% of our net revenue was derived from sales of our products in Canada, and 5% of our net revenue was derived from sales of our products outside of North America. In the thirteen week period ended April 29, 2012, 60% of our net revenue was derived from the sales of our products in the United States, 35% of our net revenue was derived from sales of our products in Canada, and 5% of our net revenue was derived from sales of our products outside of North America.

Our net revenue increased from $1.0 billion in fiscal 2011 to $1.4 billion in fiscal 2012, representing an annual growth rate of 37%. Our net revenue also increased from $285.7 million in the first quarter of fiscal 2012 to $345.8 million in first quarter of fiscal 2013, representing a 21% increase, and comparable store sales increased 6%. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment accounted for 15.6% of our net revenue in first quarter of fiscal 2013, compared to 13.5% in the first quarter of fiscal 2012. Our other segment, consisting of sales to wholesale accounts, sales from company-operated showrooms, warehouse sales and outlets, accounted for less than 10% of our net revenue in the first quarters of fiscal 2013 and fiscal 2012.

Results of Operations

Thirteen Week Results

The following table summarizes key components of our results of operations for the thirteen week periods ended May 5, 2013 and April 29, 2012. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended May 5, 2013 and April 29, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Net revenue	$345,782	$285,698	100.0	100.0
Cost of goods sold	175,057	128,434	50.6	45.0

Gross profit	170,725	157,264	49.4	55.0
Selling, general and administrative expenses	104,836	84,199	30.3	29.4

Income from operations	65,889	73,065	19.1	25.6
Other income (expense), net	1,501	910	0.4	0.3

Income before provision for income taxes	67,390	73,975	19.5	25.9
Provision for income taxes	20,111	27,001	5.8	9.5

Net income	47,279	46,974	13.7	16.4
Net income attributable to non-controlling interest	—	331	—	0.1

Net income attributable to lululemon athletica inc.	$47,279	$46,643	13.7	16.3

Net Revenue

Net revenue increased $60.1 million, or 21%, to $345.8 million for the first quarter of fiscal 2013 from $285.7 million for the first quarter of fiscal 2012. Assuming the average exchange rates for the first quarter of fiscal 2013 remained constant with the average exchange rates for the first quarter of fiscal 2012, our net revenue would have increased $62.7 million, or 22%.

The net revenue increase was driven by sales from new stores opened, the growth of our e-commerce website sales included in our direct to consumer segment, and increased sales at locations in our comparable stores base. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores. The shortage of black luon pants in our stores and on our e-commerce sites for seven weeks of the first quarter of fiscal 2013 negatively impacted sales.

Our net revenue on a segment basis for the thirteen week periods ended May 5, 2013 and April 29, 2012 is expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended May 5, 2013 and April 29, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$269,357	$228,789	77.9	80.1
Direct to consumer	53,967	38,447	15.6	13.5
Other	22,458	18,462	6.5	6.4

Net revenue	$345,782	$285,698	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $40.6 million, or 18%, to $269.4 million in the first quarter of fiscal 2013 from $228.8 million in the first quarter of fiscal 2012. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•

Comparable store sales increase of 6% in the first quarter of fiscal 2013 resulted in a $12.9 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have increased 7%, or $14.9 million, in the first quarter of fiscal 2013; and

•

Net revenue from corporate-owned stores we opened subsequent to April 29, 2012, and therefore not included in the comparable store sales growth, contributed $27.7 million of the increase. Net new store openings since the first quarter of fiscal 2012 included 29 stores in the United States, two stores in Canada, six in Australia and one in New Zealand.

Direct to Consumer. Net revenue from our direct to consumer segment increased $15.5 million, or 40%, to $54.0 million in the first quarter of fiscal 2013 from $38.4 million in the first quarter of fiscal 2012. The increase in net revenue was primarily the result of increasing traffic on our e-commerce websites. This was partially offset by decreased conversion rates and average order value on our e-commerce website. The decrease in conversion rates and average order value is largely due to the pull-back of our black luon pants which impacted our product assortment.

Other. Net revenue from our other segment increased $4.0 million, or 22%, to $22.5 million in the first quarter of fiscal 2013 from $18.5 million in the first quarter of fiscal 2012. This increase was primarily the result of four new outlets opened since the first quarter of fiscal 2012 as well as increased net revenues from existing outlets. Increased revenue from our showrooms also contributed to the increase in net revenue from our other segment. We operate our other segment to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.

Gross Profit

Gross profit increased $13.5 million, or 9%, to $170.7 million for the first quarter of fiscal 2013 from $157.3 million for the first quarter of fiscal 2012. Increased net revenues were offset by increased cost of goods sold, which decreased gross profit in our corporate-owned stores and direct to consumer segments. A $17.5 million inventory provision related to the black luon pants that did not meet our specifications was recorded in cost of sales during the first quarter of fiscal 2013.

The increase in gross profit was also partially offset by increases in fixed costs, such as occupancy costs and depreciation, and increased costs related to our design, merchandising, and production departments.

Gross profit as a percentage of net revenue, or gross margin, decreased by 560 basis points, to 49.4% in the first quarter of fiscal 2013 from 55.0% in the first quarter of fiscal 2012. This was primarily a result of:

•

an increase in provision for inventories, charged to cost of sales, of 510 basis points, including a non-recurring charge related to the pull-back of black luon pants in the first quarter of fiscal 2013; and

•	a decrease in product margin of 90 basis points due to a lower sales mix of higher margin core items such as luon, along with higher markdowns associated with some exit of prior season inventory.

The decrease was partially offset by leverage on fixed costs, such as depreciation and costs related to our head office which contributed to an increase in gross margin of 40 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $20.6 million, or 25%, to $104.8 million in the first quarter of fiscal 2013 from $84.2 million in the first quarter of fiscal 2012. The increase in selling, general and administrative expenses was principally comprised of:

•

an increase in employee costs of $5.6 million as we experienced natural growth in labor hours associated with new and existing corporate-owned stores, outlets, showrooms and other, as well as an increase in wages as we invested in our employees;

•	an increase in variable store costs of $1.9 million as a result of increased sales volume from new and existing corporate-owned stores, outlets, showrooms and other;

•

an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $3.7 million from increased head count incurred in order to position us for long-term growth;

•	an increase in other head office costs of $3.5 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $1.9 million as a result of increased sales volume;

•	an increase in administrative costs related to our direct to consumer segment of $2.2 million associated with the growth in this channel and increased head count to support it; and

•

an increase in other costs, including occupancy costs and depreciation not included in cost of goods sold, of $1.8 million as a result of the expansion of our business and in order to position us for long-term growth.

As a percentage of net revenue, selling, general and administrative expenses increased 90 basis points, to 30.3% from 29.4%. The increase in selling, general and administrative expenses as a percentage of net revenue was largely due to the increase in overall employee costs relative to the increase in net revenue.

Income from Operations

Income from operations decreased $7.2 million, or 10%, to $65.9 million in the first quarter of fiscal 2013 from $73.1 million in the first quarter of fiscal 2012. The decrease was a result of increased selling, general and administrative costs of $20.6 million, partially offset by increased gross profit of $13.5 million. The increase in selling, general and administrative costs was driven principally by the overall growth of our business.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our classification of our expenses amongst our reportable segments and have updated the classification of some of these expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations before general corporate expenses for the thirteen weeks ended May 5, 2013 and April 29, 2012 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirteen Weeks Ended May 5, 2013 and April 29, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$69,559	$76,520	25.8	33.4
Direct to consumer	21,216	17,407	39.3	45.3
Other	4,404	4,151	19.6	22.5

Income from operations before general corporate expense	95,179	98,078

General corporate expense	29,290	25,013

Income from operations	$65,889	$73,065

Corporate-Owned Stores. Income from operations from our corporate-owned stores segment decreased $7.0 million, or 9%, to $69.6 million for the first quarter of fiscal 2013 from $76.5 million for the first quarter of fiscal 2012 primarily due to an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores, partially offset by an increase in gross profit of $4.0 million. Income from operations as a percentage of corporate-owned stores revenue decreased by 760 basis points primarily from a decrease in gross margin due to a non-recurring charge to cost of sales related to the pull-back of black luon pants in the first quarter of fiscal 2013.

Direct to Consumer. Income from operations from our direct to consumer segment increased $3.8 million, or 22%, to $21.2 million for the first quarter of fiscal 2013 from $17.4 million for the first quarter of fiscal 2012. This increase was primarily the result of increased gross profit of $7.7 million, offset by a non-recurring charge to cost of sales related to the pull-back of black luon pants in the first quarter of fiscal 2013 and increased selling, general and administrative expenses related to the our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue decreased by 600 basis points.

Other. Income from operations from our other segment increased $0.3 million, or 6%, to $4.4 million for the first quarter of fiscal 2013 from $4.2 million for the first quarter of fiscal 2012. Gross profit related to our other segment increased $2.0 million in the first quarter of fiscal 2013 from the first quarter of fiscal 2012.

General Corporate Expense. General corporate expense increased $4.2 million, or 17%, to $29.3 million for the first quarter of fiscal 2013 from $25.0 million for the first quarter of fiscal 2012. This was primarily due to increased head office employee costs, including stock-based compensation expense and management incentive-based compensation, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects.

Other Income (Expense), Net

Other income (expense), net, increased $0.6 million, or 65%, to $1.5 million for the first quarter of fiscal 2013 from $0.9 million for the first quarter of fiscal 2012. The increase was primarily the result of increased interest income, a result of higher average cash balances in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Provision for Income Taxes

Provision for income taxes decreased $6.9 million, or 26%, to $20.1 million in the first quarter of fiscal 2013 from $27.0 million in the first quarter of fiscal 2012. In the first quarter of fiscal 2013, our effective tax rate was 29.8% compared to 36.5% in the first quarter of fiscal 2012. The lower effective tax rate was due to the ongoing impact of revised intercompany pricing agreements.

Net Income

Net income increased $0.6 million to $47.3 million for the first quarter of fiscal 2013 from $46.6 million for the first quarter of fiscal 2012. The increase in net income was a result of an increase in gross profit of $13.5 million resulting from increased sales and a decrease in provision for income taxes of $6.9 million, offset by increases in selling, general and administrative expenses of $20.6 million.

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

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under our revolving credit facility. Our cash needs are primarily capital expenditures for opening new stores and remodeling existing stores, international expansion, making information technology system investments and enhancements, real estate acquisitions and funding working capital requirements. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.

At May 5, 2013, our working capital (excluding cash and cash equivalents) was $100.9 million and our cash and cash equivalents were $588.4 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirteen Weeks Ended May 5, 2013	Thirteen Weeks Ended April 29, 2012
	(In thousands)
Total cash provided by (used in):
Operating activities	$25,135	$15,952
Investing activities	(20,976)	(12,696)
Financing activities	(4,358)	8,811
Effect of exchange rate changes	(1,562)	2,826

(Decrease) increase in cash and cash equivalents	$(1,761)	$14,893

Operating Activities

Operating Activities consist primarily of net income adjusted for certain non-cash items, including provision for inventories, depreciation and amortization, deferred income taxes, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts payable, prepaid expenses, sales tax collected, and accrued compensation and related expenses.

Cash provided by operating activities increased $9.2 million, to $25.1 million for the first quarter of fiscal 2013 compared to $16.0 million for the first quarter of fiscal 2012. The increase was primarily a result of increased net income after certain non-cash items, including provision for inventories, offset by a larger amount of income taxes paid during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Investing Activities

Investing Activities relate entirely to capital expenditures.

Cash used in investing activities increased $8.3 million to $21.0 million for the first quarter of fiscal 2013 from $12.7 million for the first quarter of fiscal 2012. The increase was primarily the result of increased corporate store openings and capital expenditures related to ongoing store refurbishment as well as capital projects at our head office.

Financing Activities

Financing Activities consists of cash received on the exercise of stock options, excess tax benefits from stock-based compensation, and taxes paid related to the net share settlement of equity awards. Cash used in financing activities increased by $13.2 million to $4.4 million for the first quarter of fiscal 2013 from cash provided by financing activities of $8.8 million for the first quarter of fiscal 2012.

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

Borrowings under the credit facility can be made either as i) Revolving Loans — Revolving loan borrowings will bear interest at a rate equal to the bank’s CDN$ or US$ annual base rate (defined as zero% plus the lender’s annual prime rate) per annum, ii) Offshore Loans — Offshore rate loan borrowings will bear interest at a rate equal to a base rate based upon LIBOR for the applicable interest period, plus 1.125% per annum, iii) Bankers Acceptances — Bankers acceptance borrowings will bear interest at the bankers acceptance rate plus 1.125% per annum, or iv) Letters of Credit and Letters of Guarantee — Borrowings drawn down under letters of credit or guarantee issued by the banks will bear a 1.125% per annum fee.

At May 5, 2013, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of May 5, 2013, letters of credit and letters of guarantee totaling $1.0 million have been issued.

Other than these standby letters of credit and guarantee, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for our 2012 fiscal year end filed with the SEC on March 21, 2013 and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Operating Locations

Our corporate-owned stores by U.S. state, Canadian province, Australian state and in New Zealand as of May 5, 2013 and February 3, 2013, are summarized in the table below. While most of our stores are branded lululemon athletica, eight of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	May 5, 2013	February 3, 2013
United States
Alabama	1	1
Arizona	4	3
California	24	24
Colorado	3	3
Connecticut	3	3
District of Columbia	2	2
Florida	8	8
Georgia	3	3
Hawaii	1	1
Illinois	10	9
Indiana	1	1
Kansas	1	1
Louisiana	1	1
Maryland	3	3
Massachusetts	7	6
Michigan	2	2
Minnesota	3	3
Missouri	2	2
Nebraska	1	1
Nevada	1	1
New Jersey	6	6
New Mexico	1	1
New York	11	9
North Carolina	4	4
Ohio	5	5
Oregon	2	2
Pennsylvania	6	6
Rhode Island	1	—
South Carolina	1	1
Tennessee	3	3
Texas	10	10
Utah	1	1
Vermont	1	1
Virginia	3	3
Washington	3	3
Wisconsin	2	2

Total United States	141	135

	May 5, 2013	February 3, 2013
Canada
Alberta	12	12
British Columbia	11	12
Manitoba	2	2
Nova Scotia	1	1
Ontario	18	18
Québec	5	4
Saskatchewan	2	2

Total Canada	51	51

Australia
Australian Capital Territory	1	1
New South Wales	7	7
Queensland	3	3
South Australia	1	1
Tasmania	1	1
Victoria	8	7
Western Australia	3	3

Total Australia	24	23

New Zealand	2	2

Total	218	211

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk. We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of May 5, 2013, we operated 51 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first quarter of fiscal 2013, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in additional income from operations of approximately $0.2 million in the first quarter of fiscal 2013. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million in the first quarter of fiscal 2013. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk. In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of May 5, 2013, we had no outstanding borrowings under our revolving facility and we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 5, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 5, 2013, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the thirteen weeks ended May 5, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 12, 2012, former hourly employees of lululemon filed a class action lawsuit in the Superior Court of the State of California entitled Rebekah Geare et al v. lululemon athletica inc. The lawsuit alleges that we violated various U.S. labor codes by failing to provide meal and rest breaks, failing to pay minimum wage, failing to pay overtime, failing to pay certain wages, failing to provide reasonable seating and failing to provide unpaid vacation times as wages at time of termination. We and the plaintiffs have reached alternative agreement on settlement terms. The parties must now gain approval from the court and go through the process of obtaining final approval.

We are, from time to time, involved in routine legal matters incidental to our business. Management believes that the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for our 2012 fiscal year, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.

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

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, pressure from consumers to reduce the prices we charge for our products and changes in consumer demand. These factors may cause us to experience increased costs, reduce our sales prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial conditions, operating results and cash flows.

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

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, luon fabric, which is included in many of our products, is supplied to the garment factories we use by a limited number of manufacturers, and the components used in manufacturing Luon fabric may each be supplied to our manufacturers by single companies. In fiscal 2012, approximately 60% of our products were produced by our top five manufacturing suppliers, and 45% of raw materials were produced by a single manufacturer. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that meet our technical specifications but that are nonetheless unacceptable to us. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if defects in the manufacture of our products are not discovered until after such products are purchased by our guests, our guests could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.

We have experienced, and may in the future continue to experience, a significant disruption in the supply of fabrics or raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and our results in lower net revenue and income from operations both in the short and long term.

Our limited operating experience and limited brand recognition in new international markets may limit our expansion strategy and cause our business and growth to suffer.

Our future growth depends in part on our international expansion efforts. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments and foreign guests’ tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop new international markets or disappointing growth outside of existing markets will harm our business and results of operations.

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

Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. and foreign laws and regulations applicable to us. Although we have implemented procedures designed to ensure compliance with the FCPA and similar laws, there can be no assurance that all of our employees, agents and other channel partners, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in Australia and New Zealand. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar, Australian dollar and New Zealand dollar. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first quarter of fiscal 2013, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in additional income from operations of approximately $0.2 million in the first quarter of fiscal 2013. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million in the first quarter of fiscal 2013. We have not historically engaged in hedging transactions but in the future may at times enter into derivative financial instruments to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Our founder, Dennis Wilson, beneficially owns approximately 28% of our common stock. As a result, Mr. Wilson is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have various effects including, but not limited to, delaying, preventing or deterring a change of control of our company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of our common stock during the thirteen-week period ended May 5, 2013:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2,3)
February 4, 2013 — March 3, 2013	6,699	$69.00	6,699	5,515,224
March 4, 2013 — April 7, 2013	7,233	63.33	7,233	5,507,991
April 8, 2013 — May 5, 2013	6,683	72.34	6,683	5,501,308

Total	20,615		20,615

(1)	Monthly information is presented by reference to our fiscal months during our first quarter of fiscal 2013.
(2)	Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of performance share unit awards.
(3)	Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Toronto Stock Exchange or the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 6,000,000.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Supply Agreement, dated April 20, 2011*	X

10.2	Exclusivity Agreement — Garments, dated August 27, 2012*	X

10.3	Exclusivity Agreement — Raw Materials, dated August 27, 2012*	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended May 5, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and are marked by an asterisk.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/S/ JOHN E. CURRIE
John E. Currie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: June 10, 2013

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Supply Agreement, dated April 20, 2011*	X

10.2	Exclusivity Agreement – Garments, dated August 27, 2012*	X

10.3	Exclusivity Agreement – Raw Materials, dated August 27, 2012*	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended May 5, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and are marked by an asterisk.
**	Furnished herewith