Form 10-Q
period 2013-08-04
lululemon athletica inc.
filed 2013-09-12
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2013
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
N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At September 9, 2013, there were 115,006,352 shares of the registrant’s common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At September 9, 2013, there were outstanding 30,033,458 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.
In addition, at September 9, 2013, the registrant had outstanding 30,033,458 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 4, 2013	February 3, 2013
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$610,273	$590,179
Accounts receivable	11,597	6,351
Inventories	163,004	155,222
Prepaid expenses and other current assets	53,266	35,301
	838,140	787,053
Property and equipment, net	228,794	214,639
Goodwill and intangible assets, net	29,224	30,201
Deferred income taxes	13,839	15,033
Other non-current assets	4,125	4,152
	$1,114,122	$1,051,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,721	$1,045
Accrued liabilities	39,925	30,032
Accrued compensation and related expenses	21,184	27,530
Income taxes payable	1,260	39,637
Unredeemed gift card liability	25,851	35,113
	100,941	133,357
Non-current liabilities	33,893	30,422
	134,834	163,779
Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 30,033 and 32,065	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 30,033 and 32,065	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 115,006 and 112,371	575	562
Additional paid-in capital	235,953	221,372
Retained earnings	748,018	644,275
Accumulated other comprehensive (loss) income	(5,258)	21,090
	979,288	887,299
	$1,114,122	$1,051,078
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Thirteen Weeks Ended August 4, 2013	Thirteen Weeks Ended July 29, 2012	Twenty-Six Weeks Ended August 4, 2013	Twenty-Six Weeks Ended July 29, 2012
	(Unaudited)
	(Amounts in thousands, except per share amounts)
Net revenue	$344,513	$282,634	$690,295	$568,333
Cost of goods sold	158,558	126,879	333,616	255,314
Gross profit	185,955	155,755	356,679	313,019
Selling, general and administrative expenses	106,969	85,567	211,804	169,766
Income from operations	78,986	70,188	144,875	143,253
Other income (expense), net	1,295	1,166	2,796	2,076
Income before provision for income taxes	80,281	71,354	147,671	145,329
Provision for income taxes	23,816	13,652	43,928	40,653
Net income	56,465	57,702	103,743	104,676
Net income attributable to non-controlling interest	—	480	—	811
Net income attributable to lululemon athletica inc.	$56,465	$57,222	$103,743	$103,865
Basic earnings per share	$0.39	$0.40	$0.72	$0.72
Diluted earnings per share	$0.39	$0.39	$0.71	$0.71
Basic weighted-average number of shares outstanding	144,818	143,972	144,650	143,826
Diluted weighted-average number of shares outstanding	145,916	145,678	145,901	145,698
Other comprehensive income:
Foreign currency translation adjustment	(21,901)	(10,691)	(26,348)	(3,022)
Comprehensive income	$34,564	$46,531	$77,395	$100,843
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exchangeable Stock		Special Voting Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited) (Amounts in thousands)
Balance at February 3, 2013	32,065	$—	32,065	$—	112,371	$562	$221,372	$644,275	$21,090	$887,299
Net income attributable to lululemon athletica inc.								103,743		103,743
Foreign currency translation adjustment									(26,348)	(26,348)
Stock-based compensation							8,288			8,288
Excess tax benefit from stock-based compensation							5,972			5,972
Common stock issued upon exchange of exchangeable shares	(2,032)	—	(2,032)	—	2,032	10	(10)			—
Restricted Stock Issuance					17	—	—			—
Stock options exercised					487	2	5,132			5,134
Common stock issued upon settlement of performance share units					176	1	(1)			—
Shares withheld related to net share settlement of performance share units					(77)	—	(4,800)			(4,800)
Balance at August 4, 2013	30,033	$—	30,033	$—	115,006	$575	$235,953	$748,018	$(5,258)	$979,288
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended August 4, 2013	Twenty-Six Weeks Ended July 29, 2012
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities
Net income	$103,743	$104,676
Items not affecting cash
Provision for inventories	15,915	363
Depreciation and amortization	23,807	19,479
Stock-based compensation	8,288	8,040
Excess tax benefits from stock-based compensation	(5,972)	(5,121)
Other, including net changes in other non-cash balances
Prepaid expenses and other current assets	(17,698)	(16,210)
Inventories	(26,141)	(21,831)
Accounts payable	11,667	(7,601)
Accrued liabilities	10,171	(1,845)
Sales tax collected	(877)	(7,466)
Income taxes payable	(39,794)	(3,282)
Accrued compensation and related expenses	(7,019)	(3,401)
Other non-cash balances	(5,159)	(2,281)
Net cash provided by operating activities	70,931	63,520
Cash flows from investing activities
Purchase of property and equipment	(44,014)	(39,046)
Net cash used in investing activities	(44,014)	(39,046)
Cash flows from financing activities
Proceeds from exercise of stock options	5,134	5,349
Excess tax benefits from stock-based compensation	5,972	5,121
Taxes paid related to net share settlement of equity awards	(4,801)	—
Net cash provided by financing activities	6,305	10,470
Effect of exchange rate changes on cash	(13,128)	(95)
Increase in cash and cash equivalents	20,094	34,849
Cash and cash equivalents, beginning of period	$590,179	$409,437
Cash and cash equivalents, end of period	$610,273	$444,286
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce and through a network of wholesale accounts. The Company’s primary markets are the United States, Canada, Australia, and New Zealand, where 147, 53, 24 and two corporate-owned stores were in operation as of August 4, 2013, respectively. There were a total of 226 and 211 corporate-owned stores in operation as of August 4, 2013 and February 3, 2013, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of August 4, 2013 and for the twenty-six weeks ended August 4, 2013 and July 29, 2012 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 3, 2013 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended February 3, 2013, included in Item 8 in the fiscal 2012 Annual Report on Form 10-K filed with the SEC on March 21, 2013. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K.
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
Stock-based compensation expense charged to income for the plans was $8,288 and $8,040 for the twenty-six weeks ended August 4, 2013 and July 29, 2012, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $25,114 at August 4, 2013, which is expected to be recognized over a weighted-average period of 2.1 years.

Company stock options and performance share units
A summary of the Company’s stock option, performance share unit and restricted share activity as of August 4, 2013 and changes during the twenty-six week period then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Number of Performance Units	Weighted- Average Grant Fair Value	Number of Restricted Shares	Weighted- Average Grant Fair Value
Balance at February 3, 2013	1,377	$19.51	491	$45.47	16	$63.97
Granted	52	63.11	238	52.07	17	64.30
Exercised	487	10.54	176	20.57	16	63.97
Forfeited	50	23.87	19	61.89	—	—
Balance at August 4, 2013	892	$26.70	534	$56.05	17	$64.30
Exercisable at August 4, 2013	416	$13.99	—	$—	—	$—
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
Employee stock purchase plan
The Company’s Board of Directors and stockholders approved the Company’s Employee Share Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees at a 25% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended August 4, 2013, there were 24 shares purchased under the ESPP, which were funded by the Company through open market purchases.
NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended August 4, 2013	Thirteen Weeks Ended July 29, 2012	Twenty-Six Weeks Ended August 4, 2013	Twenty-Six Weeks Ended July 29, 2012
Net income attributable to lululemon athletica inc.	$56,465	$57,222	$103,743	$103,865
Basic weighted-average number of shares outstanding	144,818	143,972	144,650	143,826
Effect of stock options assume exercised	1,098	1,706	1,251	1,872
Diluted weighted-average number of shares outstanding	145,916	145,678	145,901	145,698
Basic earnings per share	$0.39	$0.40	$0.72	$0.72
Diluted earnings per share	$0.39	$0.39	$0.71	$0.71

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the twenty-six weeks ended August 4, 2013 and July 29, 2012, 49 and 30 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

NOTE 5. INVENTORIES

	August 4, 2013	February 3, 2013
Finished goods	$186,717	$163,008
Raw materials	571	583
Provision to reduce inventory to market value	(24,284)	(8,369)
	$163,004	$155,222
The Company’s calculation of provision to reduce inventory to market value includes a $17,469 charge to cost of sales in the twenty-six weeks ended August 4, 2013, related to the pull-back of black luon pants in corporate-owned stores, direct to consumer and other sales channels, as well as inventory held in its warehouse facilities.

NOTE 6. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain balance sheet accounts is as follows:

	August 4, 2013	February 3, 2013
Prepaid expenses and other current assets:
Prepaid tax installments	$37,908	$21,821
Prepaid expenses	15,358	13,480
	$53,266	$35,301
Property and equipment:
Land	$70,147	$72,679
Buildings	10,607	10,969
Leasehold improvements	124,441	109,233
Furniture and fixtures	36,054	30,907
Computer hardware and software	92,408	81,099
Equipment and vehicles	1,458	1,486
Accumulated amortization and depreciation	(106,321)	(91,734)
	$228,794	$214,639
Goodwill and intangible assets:
Goodwill	$23,609	$23,609
Changes in foreign currency exchange rates	242	2,451
	23,851	26,060
Reacquired franchise rights	10,630	10,630
Accumulated amortization	(8,335)	(8,076)
Changes in foreign currency exchange rates	3,078	1,587
	5,373	4,141
	$29,224	$30,201
Accrued liabilities:
Inventory purchases	$17,463	$7,633
Sales tax collected	7,744	8,501
Accrued rent	5,111	5,688
Other	9,607	8,210
	$39,925	$30,032
Non-current liabilities:
Deferred lease liability	$17,483	$16,785
Tenant inducements	16,410	13,637
	$33,893	$30,422

NOTE 7. LEGAL PROCEEDINGS
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of the Company. The lawsuit asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by the Company relating to the March 2013 sheer luon issue, the Company's announcement that its CEO intends to resign, and certain stock trades executed by the Company's Chairman prior to the Company's announcement regarding its CEO. On September 3, 2013, plaintiff Houssam Alkhoury and putative plaintiff Louisiana Sheriffs' Pension & Relief Fund moved to be appointed as lead plaintiff in the lawsuit. The Company believes there is no merit to this suit and the Company intends to defend vigorously.
On August 12, 2013, plaintiff Thomas Canty filed a shareholder derivative action entitled Canty v. Day , et al., No. 13-CV-5629 (S.D.N.Y.). that names as defendants current and former directors and certain officers of the Company. lululemon is named as a nominal defendant in this lawsuit. Similar to the Alkhoury class action, the complaint challenges certain public disclosures and conduct relating to the March 2013 sheer luon issue, the Company's announcement that its CEO intends to resign, and certain stock trades executed by certain defendants prior to the Company's announcement regarding its CEO. The claim asserts causes of action against the defendants for alleged violations of Section 14(a) of the Securities Exchange Act and for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. The Company believes there is no merit to this suit and the Company intends to defend vigorously.
  On August 23, 2013, plaintiff Tammy Federman filed a shareholder derivative action entitled Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). that names as defendants current and former directors and certain officers of the Company.  lululemon is named as a nominal defendant in this lawsuit.  Similar to the Alkhoury class action, the complaint challenges certain public disclosures and conduct relating to the March 2013 sheer luon issue, the Company's announcement that its CEO intends to resign, and certain stock trades executed by certain defendants prior to the Company's announcement regarding its CEO. The claim asserts causes of action against the defendants for breach of fiduciary duty, unjust enrichment, and abuse of control. The Company believes there is no merit to this suit and the Company intends to defend vigorously.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters Personnel Retirement Fund filed a books-and-records action entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., No. 8522 (Del. Ch.). under 7 Del. C. Sec. 220 based on a demand letter it sent to the Company on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer luon issue and recent revisions to the Company's executive bonus plan. The Company moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from the Company relating to the Company's announcement that its CEO intends to resign, and certain stock trades executed by the Company's Chairman prior to the Company's announcement regarding its CEO. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. The Company moved to dismiss the amended complaint on August 15, 2013, and the dismissal motion remains pending. The Company believes there is no merit to this action and the Company intends to continue to defend vigorously.
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

	Thirteen Weeks Ended August 4, 2013	Thirteen Weeks Ended July 29, 2012	Twenty-Six Weeks Ended August 4, 2013	Twenty-Six Weeks Ended July 29, 2012
Net revenue:
Corporate-owned stores	$273,768	$231,314	$543,126	$460,104
Direct to consumer	49,384	35,422	103,350	73,869
Other	21,361	15,898	43,819	34,360
	$344,513	$282,634	$690,295	$568,333
Income from operations before general corporate expense:
Corporate-owned stores	$83,530	$76,562	$150,211	$153,192
Direct to consumer	20,633	14,423	41,197	31,828
Other	3,325	3,169	8,120	7,319
	107,488	94,154	199,528	192,339
General corporate expense	28,502	23,966	54,653	49,086
Income from operations	78,986	70,188	144,875	143,253
Other income (expense), net	1,295	1,166	2,796	2,076
Income before provision for income taxes	$80,281	$71,354	$147,671	$145,329
Capital expenditures:
Corporate-owned stores	$15,852	$20,945	$26,441	$29,470
Direct to consumer	2,392	439	2,763	831
Corporate	4,794	4,966	14,810	8,745
	$23,038	$26,350	$44,014	$39,046
Depreciation:
Corporate-owned stores	$7,509	$6,474	$15,003	$13,150
Direct to consumer	1,118	806	2,113	1,656
Corporate	3,451	2,401	6,691	4,673
	$12,078	$9,681	$23,807	$19,479

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
Overview
Our results for the first two quarters of fiscal 2013 demonstrate our organization’s solid foundation. We remain committed to our brand and core values, which we believe drove year over year revenue growth across most of our selling channels. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to execute the initiatives which will continue to lead to quality growth.
In mid-March 2013, we determined that certain shipments of women’s black luon bottoms received from our factories and available in our stores from March 1, 2013, did not meet our specifications. As we became aware of this issue, we pulled what we believe to be all of the affected items from our stores, showrooms and e-commerce sites and began working with our supplier to replace the fabric and with our other manufacturers to replace these items as quickly as possible. The lost revenue in the remaining seven weeks of the first quarter of fiscal 2013 and in the second quarter of fiscal 2013, as well as additional costs incurred and the write down of affected product on hand from this issue have negatively impacted our results from operations in the first two quarters of fiscal 2013. During the first quarter of fiscal 2013 we recorded a $17.5 million inventory provision for the affected luon.
We believe the pull-back of black luon pants reiterates our quality standards. Our brand is recognized as premium in our offerings of women and men’s run and yoga assortment, as well as a leader in technical fabrics and functionality. Delivering quality to our customers is a critical factor in our market place differentiation and we believe removing items that do not meet our standards is key to maintaining our brand reputation. We have continued to invest in new and legacy information technology systems to develop new capabilities to support our vertical retail strategy.
Throughout the first two quarters of fiscal 2013, we were able to grow our e-commerce business which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. While the pull-back of black luon pants from our e-commerce sites negatively affected sales, net revenue from our direct to consumer channel increased 40% and represented 15.0% of total revenue in the first two quarters of fiscal 2013 compared to

13.0% of total revenue in the same period of the prior year. Continuing increases in traffic on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit a significant portion of our resources to further developing this channel.
We increased our store base through execution of our real estate strategy, when and where we saw opportunities for success. For example, we have opened 37 net new corporate-owned stores in North America and Australia since the second quarter of fiscal 2012. Where we find opportunities for growth through opening showrooms, or other community presence efforts, we expect to expand our store base and therefore our business. Our growth strategy relies on positive comparable store sales and expansion in North America, particularly in the United States. We also believe that international growth is an opportunity and are expanding our foothold in markets by establishing local community connections, distributing to strategic sales partners and opening showrooms where we believe our guests are shopping.
Operating Segment Overview
lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of August 4, 2013, our branded apparel was principally sold through 226 corporate-owned stores that are located in the United States, Canada, Australia and New Zealand and via our e-commerce websites included in our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In the thirteen week period ended August 4, 2013, 64% of our net revenue was derived from the sales of our products in the United States, 30% of our net revenue was derived from sales of our products in Canada, and 6% of our net revenue was derived from sales of our products outside of North America. In the thirteen week period ended July 29, 2012, 60% of our net revenue was derived from the sales of our products in the United States, 35% of our net revenue was derived from sales of our products in Canada, and 5% of our net revenue was derived from sales of our products outside of North America.
Our net revenue increased from $1.0 billion in fiscal 2011 to $1.4 billion in fiscal 2012, representing an annual growth rate of 37%. Our net revenue also increased from $282.6 million in the second quarter of fiscal 2012 to $344.5 million in second quarter of fiscal 2013, representing a 22% increase, and comparable store sales increased 7%. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment accounted for 14.3% of our net revenue in second quarter of fiscal 2013, compared to 12.5% in the second quarter of fiscal 2012. Our other segment, consisting of sales to wholesale accounts, sales from company-operated showrooms, warehouse sales and outlets, accounted for less than 10% of our net revenue in the second quarters of fiscal 2013 and fiscal 2012.

Results of Operations
Thirteen Week Results
The following table summarizes key components of our results of operations for the thirteen weeks ended August 4, 2013 and July 29, 2012. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended August 4, 2013 and July 29, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Net revenue	$344,513	$282,634	100.0	100.0
Cost of goods sold	158,558	126,879	46.0	44.9
Gross profit	185,955	155,755	54.0	55.1
Selling, general and administrative expenses	106,969	85,567	31.1	30.3
Income from operations	78,986	70,188	22.9	24.8
Other income (expense), net	1,295	1,166	0.4	0.4
Income before provision for income taxes	80,281	71,354	23.3	25.2
Provision for income taxes	23,816	13,652	6.9	4.8
Net income	56,465	57,702	16.4	20.4
Net income attributable to non-controlling interest	—	480	—	0.2
Net income attributable to lululemon athletica inc.	$56,465	$57,222	16.4	20.2
Net Revenue
Net revenue increased $61.9 million, or 22%, to $344.5 million for the second quarter of fiscal 2013 from $282.6 million for the second quarter of fiscal 2012. Assuming the average exchange rates for the second quarter of fiscal 2013 remained constant with the average exchange rates for the second quarter of fiscal 2012, our net revenue would have increased $64.4 million, or 23%.
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

Our net revenue on a segment basis for the thirteen weeks ended August 4, 2013 and July 29, 2012 is expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended August 4, 2013 and July 29, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$273,768	$231,314	79.5	81.9
Direct to consumer	49,384	35,422	14.3	12.5
Other	21,361	15,898	6.2	5.6
Net revenue	$344,513	$282,634	100.0	100.0
Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $42.5 million, or 18%, to $273.8 million in the second quarter of fiscal 2013 from $231.3 million in the second quarter of fiscal 2012. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•
Comparable store sales increase of 7% in the second quarter of fiscal 2013 resulted in a $16.9 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have increased 8%, or $18.7 million, in the second quarter of fiscal 2013; and

•
Net revenue from corporate-owned stores we opened subsequent to July 29, 2012, and therefore not included in the comparable store sales growth, contributed $25.6 million of the increase. Net new store openings since the second quarter of fiscal 2012 included 28 stores in the United States, four stores in Canada and five stores in Australia.

Direct to Consumer. Net revenue from our direct to consumer segment increased $14.0 million, or 39%, to $49.4 million in the second quarter of fiscal 2013 from $35.4 million in the second quarter of fiscal 2012. The increase in net revenue was primarily the result of increasing traffic on our e-commerce websites.
Other. Net revenue from our other segment increased $5.5 million, or 34%, to $21.4 million in the second quarter of fiscal 2013 from $15.9 million in the second quarter of fiscal 2012. This increase was primarily the result of three new outlets opened since the second quarter of fiscal 2012 as well as increased net revenues from existing outlets. Increased revenue from our showrooms also contributed to the increase in net revenue from our other segment. We operate our other segment to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
Gross Profit
Gross profit increased $30.2 million, or 19%, to $186.0 million for the second quarter of fiscal 2013 from $155.8 million for the second quarter of fiscal 2012. Increased net revenues were partially offset by increased cost of goods sold.
The increase in gross profit was also partially offset by increases in fixed costs, such as occupancy costs and depreciation, and increased costs related to our production, design, distribution and merchandising departments.
Gross profit as a percentage of net revenue, or gross margin, decreased by 110 basis points, to 54.0% in the second quarter of fiscal 2013 from 55.1% in the second quarter of fiscal 2012. This was primarily a result of a decrease in product margin of 220 basis points due to a lower sales mix of higher margin core items related to the pull-back of black luon pants, along with an increase in provision for inventories charged to cost of sales.
The decrease in gross margin was partially offset by leverage on fixed costs, such as depreciation and occupancy costs, which contributed to an increase in gross margin of 70 basis points, and a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, which contributed to an increase in gross margin of 40 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $21.4 million, or 25%, to $107.0 million in the second quarter of fiscal 2013 from $85.6 million in the second quarter of fiscal 2012. The increase in selling, general and administrative expenses was principally comprised of:

•
an increase in employee costs of $9.4 million as we experienced natural growth in labor hours associated with new and existing corporate-owned stores, outlets, showrooms and other, as well as an increase in wages as we invested in our employees;

•	an increase in variable store costs of $2.0 million as a result of increased sales volume from new and existing corporate-owned stores, outlets, showrooms and other;

•	an increase in head office employee costs of $3.6 million from increased head count incurred in order to position us for long-term growth;

•	an increase in other head office costs of $4.8 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $0.9 million as a result of increased sales volume; and

•	an increase in administrative costs related to our direct to consumer segment of $2.1 million associated with the growth in this channel and increased head count to support it.
The increase in selling, general and administrative expenses was partially offset by a decrease in other costs of $1.4 million primarily as a result of a $4.4 million foreign exchange gain in our Canadian operating entity.
As a percentage of net revenue, selling, general and administrative expenses increased 80 basis points, to 31.1% from 30.3%.

Income from Operations
Income from operations increased $8.8 million, or 13%, to $79.0 million in the second quarter of fiscal 2013 from $70.2 million in the second quarter of fiscal 2012. The increase was a result of increased gross profit of $30.2 million, partially offset by increased selling, general and administrative costs of $21.4 million. The increase in selling, general and administrative costs was driven principally by the overall growth of our business.
On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our classification of our expenses amongst our reportable segments and have updated the classification of some of these expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations before general corporate expenses for the thirteen weeks ended August 4, 2013 and July 29, 2012 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Thirteen Weeks Ended August 4, 2013 and July 29, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$83,530	$76,562	30.5	33.1
Direct to consumer	20,633	14,423	41.8	40.7
Other	3,325	3,169	15.6	19.9
Income from operations before general corporate expense	107,488	94,154
General corporate expense	28,502	23,966
Income from operations	$78,986	$70,188
Corporate-Owned Stores. Income from operations from our corporate-owned stores segment increased $7.0 million, or 9%, to $83.5 million for the second quarter of fiscal 2013 from $76.6 million for the second quarter of fiscal 2012 primarily due to an increase in gross profit of $19.4 million from increased sales, partially offset by an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores. Income from operations as a percentage of corporate-owned stores revenue decreased by 260 basis points primarily from a decrease in gross margin due to a lower sales mix of higher margin core items related to the pull-back of black luon pants.
Direct to Consumer. Income from operations from our direct to consumer segment increased $6.2 million, or 43%, to $20.6 million for the second quarter of fiscal 2013 from $14.4 million for the second quarter of fiscal 2012. This increase was primarily the result of increased gross profit of $8.0 million, offset by increased selling, general and administrative expenses related to the our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue increased by 110 basis points primarily due to increased revenue resulting from increased traffic.
Other. Income from operations from our other segment increased $0.2 million, or 5%, to $3.3 million for the second quarter of fiscal 2013 from $3.2 million for the second quarter of fiscal 2012. Gross profit related to our other segment increased $2.8 million in the second quarter of fiscal 2013 from the second quarter of fiscal 2012. Income from operations as a percentage of other revenue decreased by 430 basis points primarily due to increased selling, general and administrative expenses.
General Corporate Expense. General corporate expense increased $4.5 million, or 19%, to $28.5 million for the second quarter of fiscal 2013 from $24.0 million for the second quarter of fiscal 2012. This was primarily due to increased head office employee costs, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects. The increase in general corporate expense was partially offset by a $4.4 million foreign exchange gain in our Canadian operating entity.
Other Income (Expense), Net
Other income (expense), net, increased $0.1 million, or 11%, to $1.3 million for the second quarter of fiscal 2013 from $1.2 million for the second quarter of fiscal 2012.

Provision for Income Taxes
Provision for income taxes increased $10.2 million, or 74%, to $23.8 million in the second quarter of fiscal 2013 from $13.7 million in the second quarter of fiscal 2012. In the second quarter of fiscal 2013, our effective tax rate was 29.7% compared to 19.1% in the second quarter of fiscal 2012. The effective tax rate for the second quarter of fiscal 2012 reflected an adjustment of $7.2 million, reversing taxes provided for in the fourth quarter of fiscal 2011 through the first quarter of fiscal 2012. This adjustment resulted from the finalization of management's review of the tax impact of intercompany pricing agreements entered into in the fourth quarter of fiscal 2011. The tax rate in the second quarter of fiscal 2013 reflects the ongoing impact of the revised intercompany pricing agreements.

Net Income
Net income decreased $0.8 million to $56.5 million for the second quarter of fiscal 2013 from $57.2 million for the second quarter of fiscal 2012. The decrease in net income was a result of an increase in selling, general and administrative expenses of $21.4 million and an increase in provision for income taxes of $10.2 million, offset by an increase in gross profit of $30.2 million.
Twenty-Six Week Results
The following table summarizes key components of our results of operations for the twenty-six week periods ended August 4, 2013 and July 29, 2012. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Twenty-Six Weeks Ended August 4, 2013 and July 29, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Net revenue	$690,295	$568,333	100.0	100.0
Cost of goods sold	$333,616	$255,314	48.3	44.9
Gross profit	$356,679	$313,019	51.7	55.1
Selling, general and administrative expenses	$211,804	$169,766	30.7	29.9
Income from operations	$144,875	$143,253	21.0	25.2
Other income (expense), net	$2,796	$2,076	0.4	0.4
Income before provision for income taxes	$147,671	$145,329	21.4	25.6
Provision for income taxes	$43,928	$40,653	6.4	7.2
Net income	$103,743	$104,676	15.0	18.4
Net income attributable to non-controlling interest	—	811	—	0.1
Net income attributable to lululemon athletica inc.	$103,743	$103,865	15.0	18.3
Net Revenue
Net revenue increased $122.0 million, or 22%, to $690.3 million for the first two quarters of fiscal 2013 from $568.3 million for the first two quarters of fiscal 2012. Assuming the average exchange rates for the first two quarters of fiscal 2013 remained constant with average exchange rates for the first two quarters of fiscal 2012, our net revenue would have increased $127.1 million, or 22%, for the first two quarters of fiscal 2013.
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

 Our net revenue on a segment basis for the twenty-six week periods ended August 4, 2013 and July 29, 2012 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Twenty-Six Weeks Ended August 4, 2013 and July 29, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$543,126	$460,104	78.7	81.0
Direct to consumer	103,350	73,869	15.0	13.0
Other	43,819	34,360	6.3	6.0
Net revenue	$690,295	$568,333	100.0	100.0
Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $83.0 million, or 18%, to $543.1 million in the first two quarters of fiscal 2013 from $460.1 million in the first two quarters of fiscal 2012. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•
Comparable store sales increase of 7% in the first two quarters of fiscal 2013 resulted in a $29.8 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 8%, or $33.5 million, in the first two quarters of fiscal 2013; and

•
Net revenue from corporate-owned stores we opened subsequent to July 29, 2012, and therefore not included in the comparable store sales growth, contributed $53.2 million of the increase. Net new store openings since the second quarter of fiscal 2012 included 28 stores in the United States, four stores in Canada, and five stores in Australia.

Direct to consumer. Net revenue from our direct to consumer segment increased $29.5 million, or 40%, to $103.4 million in the first two quarters of fiscal 2013 from $73.9 million in the first two quarters of fiscal 2012. The increase in net revenue was primarily the result of increasing traffic on our e-commerce websites.
Other. Net revenue from our other segment increased $9.5 million, or 28%, to $43.8 million in the first two quarters of fiscal 2013 from $34.4 million in the first two quarters of fiscal 2012. This increase was primarily the result of three new outlets opened since the second quarter of fiscal 2012 as well as increased net revenues from existing outlets. Increased revenue from our showrooms also contributed to the increase in net revenue from our other segment. We operate our other segment to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
Gross Profit
Gross profit increased $43.7 million, or 14%, to $356.7 million for the first two quarters of fiscal 2013 from $313.0 million for the first two quarters of fiscal 2012. Increased net revenues in our operating segments resulted in an increased gross profit. A $17.5 million inventory provision related to the black luon pants that did not meet our specifications was recorded in cost of sales during the first two quarters of fiscal 2013.
The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our production, design, distribution and merchandising departments.
Gross profit as a percentage of net revenue, or gross margin, decreased by 340 basis points, to 51.7% in the first two quarters of fiscal 2013 from 55.1% in the first two quarters of fiscal 2012. The decrease in gross margin resulted primarily from:

•	a non-recurring charge of 250 basis points related to the pull-back of black luon pants in the first quarter of fiscal 2013; and

•
a decrease in product margin of 160 basis points due to a lower sales mix of higher margin core items related to the pull-back of black luon pants, along with higher markdowns associated with some exit of winter inventory and an increase in provision for inventories charged to cost of sales.

The decrease in gross margin was partially offset by a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, which contributed to an increase in gross margin of 40 basis points, and by leverage on fixed costs, such as depreciation and occupancy costs, which contributed to an increase in gross margin of 30 basis points.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $42.0 million, or 25%, to $211.8 million in the first two quarters of fiscal 2013 from $169.8 million in the first two quarters of fiscal 2012. The decrease in selling, general and administrative expenses was principally comprised of:

•
an increase in employee costs of $15.0 million as we experienced natural growth in labor hours associated with new and existing corporate-owned stores, showrooms, outlets and other, as well as an increase in wages as we invest in our employees;

•	an increase in variable store costs of $3.9 million as a result of increased sales volume from new and existing corporate-owned stores, outlets and other;

•
an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $7.3 million incurred in order to position us for long-term growth;

•	an increase in other head office costs of $8.3 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in administrative expenses related to our direct to consumer segment of $4.3 million associated with the growth in this channel;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $2.8 million as a result of increased sales volume; and

•
an increase of $0.4 million in other costs, including occupancy costs, depreciation and distribution not included in cost of goods sold, as a result of the expansion of our business, which was partially offset by a $4.4 million foreign exchange gain in our Canadian operating entity.

As a percentage of net revenue, selling, general and administrative expenses increased 80 basis points, to 30.7% in the second quarter of fiscal 2013 from 29.9% in the second quarter of fiscal 2012.
Income from Operations
Income from operations increased $1.6 million, or 1.1%, to $144.9 million in the first two quarters of fiscal 2013 from $143.3 million in the first two quarters of fiscal 2012. The increase was a result of increased gross profit of $43.7 million, partially offset by increased selling, general and administrative costs of $42.0 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.
Income from operations before general corporate expenses for the twenty-six week periods ended August 4, 2013 and July 29, 2012 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Twenty-Six Weeks Ended August 4, 2013 and July 29, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$150,211	$153,192	27.7	33.3
Direct to consumer	41,197	31,828	39.9	43.1
Other	8,120	7,319	18.5	21.3
Income from operations before general corporate expense	199,528	192,339
General corporate expense	54,653	49,086
Income from operations	$144,875	$143,253
Corporate-Owned Stores. Net income from our corporate-owned stores segment decreased $3.0 million to $150.2 million for the first two quarters of fiscal 2013 from $153.2 million for the first two quarters of fiscal 2012 primarily due to an increase of $23.4 million in gross profit, which was offset by an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores. Income from operations as a percentage of corporate-owned stores revenue decreased by 560 basis points primarily from decreased gross margin in the first two quarters of fiscal 2013 compared to the first two quarters of fiscal 2012.
Direct to consumer. Net income from our direct to consumer segment increased $9.4 million, or 29%, to $41.2 million for the first two quarters of fiscal 2013 from $31.8 million for the first two quarters of fiscal 2012. The increase was primarily the result of increased gross profit of $15.7 million, offset by increased selling, general and administrative expenses related to our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue decreased by 320 basis points primarily due to increased employee costs and other selling, general and administrative expenses as a percentage of revenue.
Other. Net income from our other segment increased $0.8 million, or 11%, to $8.1 million for the first two quarters of fiscal 2013 from $7.3 million for the first two quarters of fiscal 2012. This increase was the result of increased gross profit of $4.8 million, partially offset by increased selling, general and administrative expenses.
General Corporate Expense. General corporate expense increased $5.6 million, or 11%, to $54.7 million for the first two quarters of fiscal 2013 from $49.1 million for the first two quarters of fiscal 2012. This was primarily due to increased head office employee costs, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects. The increase in general corporate expense was partially offset by a $4.4 million foreign exchange gain in our Canadian operating entity.
Other Income (Expense), Net
Other income (expense), net increased $0.7 million, or 35%, to $2.8 million in the first two quarters of fiscal 2013 from $2.1 million in the first two quarters of fiscal 2012.
 Provision for Income Taxes
Provision for income taxes increased $3.3 million, or 8%, to $43.9 million in the first two quarters of fiscal 2013 from $40.7 million in the first two quarters of fiscal 2012. The effective tax rate for the first two quarters of fiscal 2013 was 29.7% compared to 28.0% in the first two quarters of fiscal 2012. The effective tax rate for the first two quarters of fiscal 2012 reflected an adjustment of $2.0 million, reversing taxes provided for in the fourth quarter of fiscal 2011. This adjustment resulted from the finalization of management's review of the tax impact of intercompany pricing agreements entered into in the fourth quarter of fiscal 2011. The tax rate for the first two quarters of fiscal 2013 reflects the ongoing impact of the revised intercompany pricing agreements.
Net Income
Net income decreased $0.1 million to $103.7 million for the first two quarters of fiscal 2013 from $103.9 million for the first two quarters of fiscal 2012. The decrease in net income was a result of a decrease in selling, general and administrative expenses of $42.0 million and an increase in provision for income taxes of $3.3 million, offset by an increase in gross profit of $43.7 million and an increase in other income (expense), net of $0.7 million.
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
At August 4, 2013, our working capital (excluding cash and cash equivalents) was $126.9 million and our cash and cash equivalents were $610.3 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Twenty-Six Weeks Ended August 4, 2013	Twenty-Six Weeks Ended July 29, 2012
	(In thousands)
Total cash provided by (used in):
Operating activities	$70,931	$63,520
Investing activities	(44,014)	(39,046)
Financing activities	6,305	10,470
Effect of exchange rate changes on cash	(13,128)	(95)
Increase in cash and cash equivalents	$20,094	$34,849
Operating Activities
Operating Activities consist primarily of net income adjusted for certain non-cash items, including provision for inventories, depreciation and amortization, stock-based compensation expense and the effect of the changes in non-cash working capital items, principally accounts payable, inventories, prepaid expenses, income taxes payable, and accrued compensation and related expenses.
Cash provided by operating activities increased $7.4 million, to $70.9 million for the second quarter of fiscal 2013 compared to $63.5 million for the second quarter of fiscal 2012. The increase was primarily a result of increased net income after certain non-cash items, including provision for inventories, offset by a larger amount of income taxes paid during the first two quarters of fiscal 2013 compared to the first two quarters of fiscal 2012.

Investing Activities
Investing Activities relate entirely to capital expenditures. Cash used in investing activities increased $5.0 million to $44.0 million for the second quarter of fiscal 2013 from $39.0 million for the second quarter of fiscal 2012. The increase was primarily the result of increased corporate store openings and capital expenditures related to ongoing store refurbishment as well as capital projects at our head office.
Financing Activities
Financing Activities consists of cash received on the exercise of stock options, excess tax benefits from stock-based compensation, and taxes paid related to the net share settlement of equity awards. Cash provided by financing activities decreased by $4.2 million to $6.3 million for the second quarter of fiscal 2013 from $10.5 million for the second quarter of fiscal 2012.
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
Borrowings under the credit facility can be made either as i) Revolving Loans — Revolving loan borrowings will bear interest at a rate equal to the bank’s CDN$ or US$ annual base rate (defined as zero% plus the lender’s annual prime rate) per annum, ii) Offshore Loans — Offshore rate loan borrowings will bear interest at a rate equal to a base rate based upon LIBOR for the applicable interest period, plus 1.125% per annum, iii) Bankers Acceptances — Bankers acceptance borrowings will bear interest at the bankers' acceptance rate plus 1.125% per annum, or iv) Letters of Credit and Letters of Guarantee — Borrowings drawn down under letters of credit or guarantee issued by the banks will bear a 1.125% per annum fee.

At August 4, 2013, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of August 4, 2013, letters of credit and letters of guarantee totaling $1.0 million have been issued.
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

Operating Locations
Our corporate-owned stores by U.S. state, Canadian province, Australian state and in New Zealand as of August 4, 2013 and February 3, 2013, are summarized in the table below. While most of our stores are branded lululemon athletica, nine of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	August 4, 2013	February 3, 2013
United States
Alabama	1	1
Arizona	5	3
California	24	24
Colorado	3	3
Connecticut	3	3
District of Columbia	2	2
Florida	8	8
Georgia	3	3
Hawaii	1	1
Illinois	10	9
Indiana	1	1
Kansas	1	1
Louisiana	1	1
Maryland	4	3
Massachusetts	7	6
Michigan	2	2
Minnesota	3	3
Missouri	2	2
Nebraska	1	1
Nevada	1	1
New Jersey	6	6
New Mexico	1	1
New York	12	9
North Carolina	5	4
Ohio	5	5
Oregon	2	2
Pennsylvania	6	6
Rhode Island	1	—
South Carolina	1	1
Tennessee	3	3
Texas	12	10
Utah	1	1
Vermont	1	1
Virginia	3	3
Washington	3	3
Wisconsin	2	2
Total United States	147	135
Canada
Alberta	12	12
British Columbia	11	12
Manitoba	2	2
Nova Scotia	1	1
Ontario	20	18
Québec	5	4
Saskatchewan	2	2
Total Canada	53	51
Australia
Australian Capital Territory	1	1
New South Wales	7	7
Queensland	3	3
South Australia	1	1
Tasmania	1	1
Victoria	8	7
Western Australia	3	3
Total Australia	24	23
New Zealand	2	2
Total	226	211

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk. We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of August 4, 2013, we operated 53 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first two quarters of fiscal 2013, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $1.7 million in the first two quarters of fiscal 2013. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of less than $0.1 million in the first two quarters of fiscal 2013. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of August 4, 2013, we had no outstanding borrowings under our revolving facility and we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 4, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 4, 2013, our disclosure controls and procedures were effective.
There was no change in internal control over financial reporting during the thirteen weeks ended August 4, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of the Company. The lawsuit asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain public disclosures made by us relating to the March 2013 sheer luon issue, our announcement that Ms. Day intends to resign as our Chief Executive Officer, and certain stock trades executed by our Chairman prior to our announcement regarding Ms. Day. On September 3, 2013, plaintiff Houssam Alkhoury and putative plaintiff Louisiana Sheriffs' Pension & Relief Fund moved to be appointed as lead plaintiff in the lawsuit. We believe that there is no merit to this suit and we intend to defend vigorously.
On August 12, 2013, plaintiff Thomas Canty filed a shareholder derivative action entitled Canty v. Day , et al., No. 13-CV-5629 (S.D.N.Y.)., that names as defendants current and former directors and certain officers of the Company. lululemon is named as a nominal defendant in this lawsuit. Similar to the Alkhoury class action, the complaint challenges certain public disclosures and conduct relating to the March 2013 sheer luon issue, our announcement that Ms. Day intends to resign as our Chief Executive Officer, and certain stock trades executed by certain defendants prior to our announcement regarding Ms. Day. The claim asserts causes of action against the defendants for alleged violations of Section 14(a) of the Securities Exchange Act and for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. We believe there is no merit to this suit and we intend to defend vigorously.
On August 23, 2013, plaintiff Tammy Federman filed a shareholder derivative action entitled Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.)., that names as defendants current and former directors and certain officers of the Company. lululemon is named as a nominal defendant in this lawsuit. Similar to the Alkhoury class action, the complaint challenges certain public disclosures and conduct relating to the March 2013 sheer luon issue, our announcement that Ms. Day intends to resign as our Chief Executive Officer, and certain stock trades executed by certain defendants prior to our announcement regarding Ms. Day. The claim asserts causes of action against the defendants for breach of fiduciary duty, unjust enrichment, and abuse of control. We believe there is no merit to this suit and we intend to defend vigorously.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters Personnel Retirement Fund filed a books-and-records action entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., No. 8522 (Del. Ch.)., under 7 Del. C. Sec. 220 based on a demand letter it sent to us on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer luon issue and recent revisions to our executive bonus plan. We moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from us relating to our announcement that Ms. Day intends to resign as our Chief Executive Officer, and certain stock trades executed by our Chairman prior to our announcement regarding Ms. Day. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. We moved to dismiss the amended complaint on August 15, 2013, and the dismissal motion remains pending. We believe there is no merit to this action and we intend to continue to defend vigorously.
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
We are, from time to time, involved in routine legal matters incidental to our business. Management believes the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
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
We are currently involved in a search for a new CEO and if this search is delayed, our business could be negatively impacted.
On June 10, 2013, we announced that Christine Day, our Chief Executive Officer (CEO) and a director, will step down as an officer and director when a successor is named. Our board of directors has engaged a search firm to conduct a search for a new CEO to lead lululemon, and Ms. Day has agreed to continue to serve as CEO and a director until the time at which we appoint her successor. To the extent there is a delay in choosing a new CEO, or should Ms. Day choose not to continue as CEO until we appoint her successor, our business could be negatively impacted.
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
We do not maintain a key person life insurance policy on any of the other members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.
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
The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in Australia and New Zealand. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar, Australian dollar and New Zealand dollar. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first two quarters of fiscal 2013, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $1.7 million in the first two quarters of fiscal 2013. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of less than $0.1 million in the first two quarters of fiscal 2013. We have not historically engaged in hedging transactions but in the future may at times enter into derivative financial instruments to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock during the thirteen weeks ended August 4, 2013:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2,3)
May 6, 2013 - June 2, 2013	6,133	$79.35	6,133	5,495,175
June 3, 2013 - July 7, 2013	10,813	67.99	10,813	5,484,362
July 8, 2013 - August 4, 2013	7,005	69.99	7,005	5,477,357
Total	23,951		23,951

(1)	Monthly information is presented by reference to our fiscal months during our second quarter of fiscal 2013.

(2)	Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of performance share unit awards.

(3)
Our Employee Share Purchase Plan (ESPP) was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 6,000,000.

ITEM 5. OTHER INFORMATION
On September 11, 2013, Jerry Stritzke resigned from his position as a member of our board of directors and from all committees of our board of directors to pursue other business opportunities. On August 30, 2013, outdoor gear and apparel retailer Recreational Equipment, Inc. (REI) named Mr. Stritzke as REI's president and chief executive officer. Mr. Stritzke's resignation is not due to any disagreements with us on any of our operations, policies or practices, but became necessary because of Mr. Stritzke's new responsibilities with REI and is in accordance with our corporate governance guidelines following a director's substantial change in occupation.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Form of Non-Qualified Stock Option Agreement (standard)	X

10.2	Form of Non-Qualified Stock Option Agreement (with clawback provision)	X

10.3	Form of Notice of Grant of Performance Shares and Performance Shares Agreement	X

10.4	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101*
The following financial statements from the Company’s 10-Q for the fiscal quarter ended August 4, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/S/ JOHN E. CURRIE
John E. Currie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: September 11, 2013

Exhibit Index

Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Form of Non-Qualified Stock Option Agreement (standard)	X

10.2	Form of Non-Qualified Stock Option Agreement (with clawback provision)	X

10.3	Form of Notice of Grant of Performance Shares and Performance Shares Agreement	X

10.4	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101*
The following financial statements from the Company’s 10-Q for the fiscal quarter ended August 4, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Furnished herewith