Form 10-Q
period 2013-11-03
lululemon athletica inc.
filed 2013-12-12
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 9, 2013, there were 115,223,687 shares of the registrant’s common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At December 9, 2013, there were outstanding 29,982,922 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant’s common stock.
In addition, at December 9, 2013, the registrant had outstanding 29,982,922 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant’s common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	November 3, 2013	February 3, 2013
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$600,745	$590,179
Accounts receivable	12,105	6,351
Inventories	206,154	155,222
Prepaid expenses and other current assets	61,587	35,301
	880,591	787,053
Property and equipment, net	243,626	214,639
Goodwill and intangible assets, net	28,991	30,201
Deferred income taxes	16,103	15,033
Other non-current assets	5,243	4,152
	$1,174,554	$1,051,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,783	$1,045
Accrued liabilities	38,221	30,032
Accrued compensation and related expenses	26,829	27,530
Income taxes payable	991	39,637
Unredeemed gift card liability	23,790	35,113
	94,614	133,357
Non-current liabilities	37,180	30,422
	131,794	163,779
Stockholders’ equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 29,983 and 32,065	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 29,983 and 32,065	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 115,223 and 112,371	576	562
Additional paid-in capital	242,465	221,372
Retained earnings	814,130	644,275
Accumulated other comprehensive (loss) income	(14,411)	21,090
	1,042,760	887,299
	$1,174,554	$1,051,078
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Thirteen Weeks Ended November 3, 2013	Thirteen Weeks Ended October 28, 2012	Thirty-Nine Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended October 28, 2012
	(Unaudited)
	(Amounts in thousands, except per share amounts)
Net revenue	$379,900	$316,537	$1,070,195	$884,869
Cost of goods sold	175,294	141,237	508,909	396,550
Gross profit	204,606	175,300	561,286	488,319
Selling, general and administrative expenses	112,270	94,689	324,075	264,455
Income from operations	92,336	80,611	237,211	223,864
Other income (expense), net	1,453	1,424	4,249	3,500
Income before provision for income taxes	93,789	82,035	241,460	227,364
Provision for income taxes	27,678	24,655	71,605	65,308
Net income	66,111	57,380	169,855	162,056
Net income attributable to non-controlling interest	—	64	—	875
Net income attributable to lululemon athletica inc.	$66,111	$57,316	$169,855	$161,181
Basic earnings per share	$0.46	$0.40	$1.17	$1.12
Diluted earnings per share	$0.45	$0.39	$1.16	$1.11
Basic weighted-average number of shares outstanding	145,120	144,057	144,806	143,903
Diluted weighted-average number of shares outstanding	146,014	145,748	145,967	145,750
Other comprehensive income:
Foreign currency translation adjustment	(9,153)	2,642	(35,501)	(381)
Comprehensive income	$56,958	$59,958	$134,354	$160,800
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exchangeable Stock		Special Voting Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited) (Amounts in thousands)
Balance at February 3, 2013	32,065	$—	32,065	$—	112,371	$562	$221,372	$644,275	$21,090	$887,299
Net income attributable to lululemon athletica inc.								169,855		169,855
Foreign currency translation adjustment									(35,501)	(35,501)
Stock-based compensation							12,453			12,453
Excess tax benefit from stock-based compensation							6,453			6,453
Common stock issued upon exchange of exchangeable shares	(2,082)	—	(2,082)	—	2,082	10	(10)			—
Restricted share issuance					15	—	—			—
Stock options exercised					647	3	7,475			7,478
Common stock issued upon settlement of performance-based restricted stock units					191	1	(1)			—
Shares withheld related to net share settlement of performance-based restricted stock units					(83)	—	(5,277)			(5,277)
Balance at November 3, 2013	29,983	$—	29,983	$—	115,223	$576	$242,465	$814,130	$(14,411)	$1,042,760
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended October 28, 2012
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities
Net income	$169,855	$162,056
Items not affecting cash
Provision for inventories	18,316	724
Depreciation and amortization	36,723	30,962
Stock-based compensation	12,453	11,828
Excess tax benefits from stock-based compensation	(6,453)	(7,172)
Other, including net changes in other non-cash balances
Prepaid tax installments	(12,124)	(9,315)
Other prepaid expenses and other current assets	(14,645)	(6,965)
Inventories	(72,052)	(61,262)
Accounts payable	3,728	(7,958)
Accrued liabilities	7,230	11,048
Sales tax collected	270	(7,573)
Income taxes payable	(40,272)	(1,858)
Accrued compensation and related expenses	(1,474)	(663)
Other non-cash balances	(6,749)	(612)
Net cash provided by operating activities	94,806	113,240
Cash flows from investing activities
Purchase of property and equipment	(71,945)	(72,041)
Net cash used in investing activities	(71,945)	(72,041)
Cash flows from financing activities
Proceeds from exercise of stock options	7,478	6,978
Excess tax benefits from stock-based compensation	6,453	7,172
Purchase of non-controlling interest	—	(26,013)
Taxes paid related to net share settlement of equity awards	(5,277)	—
Net cash provided by (used in) financing activities	8,654	(11,863)
Effect of exchange rate changes on cash	(20,949)	650
Increase in cash and cash equivalents	10,566	29,986
Cash and cash equivalents, beginning of period	$590,179	$409,437
Cash and cash equivalents, end of period	$600,745	$439,423
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation (“lululemon” and, together with its subsidiaries unless the context otherwise requires, the “Company”) is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce and through a network of wholesale accounts. The Company’s primary markets are the United States, Canada, Australia, and New Zealand, where 166, 53, 25 and three corporate-owned stores were in operation as of November 3, 2013, respectively. There were a total of 247 and 211 corporate-owned stores in operation as of November 3, 2013 and February 3, 2013, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of November 3, 2013 and for the thirty-nine weeks ended November 3, 2013 and October 28, 2012 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 3, 2013 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended February 3, 2013, included in Item 8 in the fiscal 2012 Annual Report on Form 10-K filed with the SEC on March 21, 2013. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K.
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
Stock-based compensation expense charged to income for the plans was $12,453 and $11,828 for the thirty-nine weeks ended November 3, 2013 and October 28, 2012, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $23,886 at November 3, 2013, which is expected to be recognized over a weighted-average period of 2.1 years.

Company stock options, performance-based restricted stock units and restricted shares
A summary of the Company’s stock option, performance-based restricted stock unit and restricted share activity as of November 3, 2013 and changes during the thirty-nine week period then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Number of Performance-Based Restricted Stock Units	Weighted- Average Grant Fair Value	Number of Restricted Shares	Weighted- Average Grant Fair Value
Balance at February 3, 2013	1,377	$19.51	491	$45.47	16	$63.97
Granted	97	66.34	267	52.61	17	64.30
Exercised	647	11.56	191	20.74	16	63.97
Forfeited	52	24.83	24	60.98	2	64.30
Balance at November 3, 2013	775	$31.67	543	$57.01	15	$64.30
Exercisable at November 3, 2013	364	$16.51	—	$—	—	$—
The Company’s performance-based restricted stock units are awarded to eligible employees and entitle the grantee to receive a maximum of 1.5 shares of common stock per performance-based restricted stock unit if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of performance-based restricted stock units is based on the closing price of the Company’s common stock on the award date. Expense for performance share units is recognized when it is probable that the performance goal will be achieved.
Employee stock purchase plan
The Company’s Board of Directors and stockholders approved the Company’s Employee Share Purchase Plan (“ESPP”) in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees at a 25% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended November 3, 2013, there were 23 shares purchased under the ESPP, which were funded by the Company through open market purchases.
NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended November 3, 2013	Thirteen Weeks Ended October 28, 2012	Thirty-Nine Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended October 28, 2012
Net income attributable to lululemon athletica inc.	$66,111	$57,316	$169,855	$161,181
Basic weighted-average number of shares outstanding	145,120	144,057	144,806	143,903
Effect of stock options assume exercised	894	1,691	1,161	1,847
Diluted weighted-average number of shares outstanding	146,014	145,748	145,967	145,750
Basic earnings per share	$0.46	$0.40	$1.17	$1.12
Diluted earnings per share	$0.45	$0.39	$1.16	$1.11

The Company’s calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirty-nine weeks ended November 3, 2013 and October 28, 2012, 63 and 53 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

NOTE 5. INVENTORIES

	November 3, 2013	February 3, 2013
Finished goods	$232,270	$163,008
Raw materials	568	583
Provision to reduce inventory to market value	(26,684)	(8,369)
	$206,154	$155,222
The Company’s calculation of provision to reduce inventory to market value includes a $17,469 charge to cost of sales in the thirty-nine weeks ended November 3, 2013, related to the pull-back of black luon pants in corporate-owned stores, direct to consumer and other sales channels, as well as inventory held in its warehouse facilities.

NOTE 6. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain balance sheet accounts is as follows:

	November 3, 2013	February 3, 2013
Prepaid expenses and other current assets:
Prepaid tax installments	$40,398	$21,821
Prepaid expenses	21,189	13,480
	$61,587	$35,301
Property and equipment:
Land	$69,773	$72,679
Buildings	10,554	10,969
Leasehold improvements	140,927	109,233
Furniture and fixtures	38,872	30,907
Computer hardware and software	96,687	81,099
Equipment and vehicles	1,487	1,486
Accumulated amortization and depreciation	(114,674)	(91,734)
	$243,626	$214,639
Goodwill and intangible assets:
Goodwill	$23,609	$23,609
Changes in foreign currency exchange rates	879	2,451
	24,488	26,060
Reacquired franchise rights	10,630	10,630
Accumulated amortization	(8,490)	(8,076)
Changes in foreign currency exchange rates	2,363	1,587
	4,503	4,141
	$28,991	$30,201
Accrued liabilities:
Inventory purchases	$12,837	$7,633
Sales tax collected	8,909	8,501
Accrued rent	5,093	5,688
Other	11,382	8,210
	$38,221	$30,032
Non-current liabilities:
Deferred lease liability	$17,921	$16,785
Tenant inducements	19,259	13,637
	$37,180	$30,422
NOTE 7. LEGAL PROCEEDINGS
On October 25, 2013, plaintiff Laborers’ District Council Industry Pension Fund filed a books-and-records action entitled Laborers’ District Council Construction Industry Pension Fund v. lululemon athletica inc., No. 9039 (Del. Ch.) under 7 Del. C. Sec. 220 based on a demand letter it sent to the Company on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer luon issue, the Company's announcement that its CEO intends to resign, and certain stock trades executed by the Chairman of the Company’s board of directors prior to the Company's announcement regarding its CEO. The Company moved to dismiss the complaint on November 11, 2013, and the motion remains pending. The Company believes there is no merit to this action and the Company intends to continue to defend vigorously.
On August 12, 2103 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day , et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.).

Plaintiffs allege that they are acting on behalf of the Company and name as defendants current and former directors and certain officers of the Company. The complaint challenges certain public disclosures and conduct relating to the March 2013 sheer luon issue, the Company's announcement that its CEO intends to resign, and certain stock trades executed by certain defendants prior to the Company's announcement regarding its CEO. The plaintiffs have designated the Canty complaint as their operative complaint and allege violations of Section 14(a) of the Securities Exchange Act and for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. The Defendants believe there is no merit to this suit and the Defendants intend to defend vigorously.
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of the Company (collectively, “Defendants”). On September 3, 2013, plaintiff Houssam Alkhoury and putative plaintiff Louisiana Sheriffs' Pension & Relief Fund moved to be appointed as lead plaintiff in the lawsuit. On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the “Complaint”). In its Complaint, Lead Plaintiff asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by the Company relating to its product quality and the March 2013 sheer luon issue. The Company believes there is no merit to this suit and the Company intends to defend vigorously.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters Personnel Retirement Fund filed a books-and-records action entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., No. 8522 (Del. Ch.). under 7 Del. C. Sec. 220 based on a demand letter it sent to the Company on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer luon issue and recent revisions to the Company's executive bonus plan. The Company moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from the Company relating to the Company's announcement that its CEO intends to resign, and certain stock trades executed by the Company's Chairman prior to the Company's announcement regarding its CEO. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. The Company moved to dismiss the amended complaint on August 15, 2013, and in response to this filing, plaintiffs served the Company with a new demand letter and then filed a second amended complaint on November 4, 2013. The Company believes there is no merit to this action and the Company intends to continue to defend vigorously.

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

	Thirteen Weeks Ended November 3, 2013	Thirteen Weeks Ended October 28, 2012	Thirty-Nine Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended October 28, 2012
Net revenue:
Corporate-owned stores	$290,666	$252,046	$833,792	$712,149
Direct to consumer	61,954	45,122	165,304	118,991
Other	27,280	19,369	71,099	53,729
	$379,900	$316,537	$1,070,195	$884,869
Income from operations before general corporate expense:
Corporate-owned stores	$89,676	$84,438	$244,915	$242,045
Direct to consumer	27,980	19,167	68,999	51,644
Other	4,597	4,278	12,755	11,597
	122,253	107,883	326,669	305,286
General corporate expense	29,917	27,272	89,458	81,422
Income from operations	92,336	80,611	237,211	223,864
Other income (expense), net	1,453	1,424	4,249	3,500
Income before provision for income taxes	$93,789	$82,035	$241,460	$227,364
Capital expenditures:
Corporate-owned stores	$17,576	$23,103	$44,016	$52,573
Direct to consumer	1,051	1,733	3,814	2,564
Corporate	9,305	8,159	24,115	16,904
	$27,932	$32,995	$71,945	$72,041
Depreciation:
Corporate-owned stores	$7,847	$7,826	$22,850	$20,957
Direct to consumer	1,190	639	3,303	2,296
Corporate	3,879	3,036	10,570	7,709
	$12,916	$11,501	$36,723	$30,962

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
Overview
Our results for the first three quarters of fiscal 2013 demonstrate our organization’s solid foundation. We remain committed to our brand and core values, which we believe drove year over year revenue growth across most of our selling channels. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to execute the initiatives which will continue to lead to quality growth.
In mid-March 2013, we determined that certain shipments of women’s black luon bottoms received from our factories and available in our stores from March 1, 2013, did not meet our specifications. As we became aware of this issue, we pulled what we believe to be all of the affected items from our stores, showrooms and e-commerce sites and began working with our supplier to replace the fabric and with our other manufacturers to replace these items as quickly as possible. The lost revenue in the remaining seven weeks of the first quarter of fiscal 2013 and in the second quarter of fiscal 2013, as well as additional costs incurred and the write down of affected product on hand from this issue have negatively impacted our results from operations in the first three quarters of fiscal 2013. During the first quarter of fiscal 2013 we recorded a $17.5 million inventory provision for the affected luon.
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
Throughout the first three quarters of fiscal 2013, we were able to grow our e-commerce business which has further increased our brand awareness and has made our product available in new markets, including those outside of North America. While the pull-back of black luon pants from our e-commerce sites negatively affected sales, net revenue from our direct to consumer channel increased 39% and represented 15.5% of total revenue in the first three quarters of fiscal 2013 compared to

13.4% of total revenue in the same period of the prior year. Continuing increases in traffic on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit a significant portion of our resources to further developing this channel.
We increased our store base through execution of our real estate strategy, when and where we saw opportunities for success. For example, we have opened 46 net new corporate-owned stores in North America and Australia since the third quarter of fiscal 2012. Where we find opportunities for growth through opening showrooms, or other community presence efforts, we expect to expand our store base and therefore our business. Our growth strategy relies on positive comparable store sales and expansion in North America, particularly in the United States. We also believe that international growth is an opportunity and are expanding our foothold in markets by establishing local community connections, distributing to strategic sales partners and opening showrooms where we believe our guests are shopping.
Operating Segment Overview
lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of November 3, 2013, our branded apparel was principally sold through 247 corporate-owned stores that are located in the United States, Canada, Australia and New Zealand and via our e-commerce websites included in our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In the thirteen week period ended November 3, 2013, 65% of our net revenue was derived from the sales of our products in the United States, 30% of our net revenue was derived from sales of our products in Canada, and 5% of our net revenue was derived from sales of our products outside of North America. In the thirteen week period ended October 28, 2012, 60% of our net revenue was derived from the sales of our products in the United States, 35% of our net revenue was derived from sales of our products in Canada, and 5% of our net revenue was derived from sales of our products outside of North America.
Our net revenue increased from $1.0 billion in fiscal 2011 to $1.4 billion in fiscal 2012, representing an annual growth rate of 37%. Our net revenue also increased from $316.5 million in the third quarter of fiscal 2012 to $379.9 million in third quarter of fiscal 2013, representing a 20% increase, and comparable store sales increased 2%. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment accounted for 16.3% of our net revenue in third quarter of fiscal 2013, compared to 14.3% in the third quarter of fiscal 2012. Our other segment, consisting of sales to wholesale accounts, sales from company-operated showrooms, warehouse sales and outlets, accounted for less than 10% of our net revenue in the third quarters of fiscal 2013 and fiscal 2012.

Results of Operations
Thirteen Week Results
The following table summarizes key components of our results of operations for the thirteen weeks ended November 3, 2013 and October 28, 2012. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended November 3, 2013 and October 28, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Net revenue	$379,900	$316,537	100.0	100.0
Cost of goods sold	175,294	141,237	46.1	44.6
Gross profit	204,606	175,300	53.9	55.4
Selling, general and administrative expenses	112,270	94,689	29.6	29.9
Income from operations	92,336	80,611	24.3	25.5
Other income (expense), net	1,453	1,424	0.4	0.4
Income before provision for income taxes	93,789	82,035	24.7	25.9
Provision for income taxes	27,678	24,655	7.3	7.8
Net income	66,111	57,380	17.4	18.1
Net income attributable to non-controlling interest	—	64	—	—
Net income attributable to lululemon athletica inc.	$66,111	$57,316	17.4	18.1
Net Revenue
Net revenue increased $63.4 million, or 20%, to $379.9 million for the third quarter of fiscal 2013 from $316.5 million for the third quarter of fiscal 2012. Assuming the average exchange rates for the third quarter of fiscal 2013 remained constant with the average exchange rates for the third quarter of fiscal 2012, our net revenue would have increased $70.9 million, or 22%.
The net revenue increase was driven by sales from new stores opened, the growth of our e-commerce website sales included in our direct to consumer segment, and increased sales at locations in our comparable stores base. We believe the constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores.

Our net revenue on a segment basis for the thirteen weeks ended November 3, 2013 and October 28, 2012 is expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended November 3, 2013 and October 28, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$290,666	$252,046	76.5	79.6
Direct to consumer	61,954	45,122	16.3	14.3
Other	27,280	19,369	7.2	6.1
Net revenue	$379,900	$316,537	100.0	100.0
Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $38.6 million, or 15%, to $290.7 million in the third quarter of fiscal 2013 from $252.0 million in the third quarter of fiscal 2012. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•
Comparable store sales increase of 2% in the third quarter of fiscal 2013 resulted in a $5.3 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have increased 5%, or $10.6 million, in the third quarter of fiscal 2013; and

•
Net revenue from corporate-owned stores we opened subsequent to October 28, 2012, and therefore not included in the comparable store sales growth, contributed $33.3 million of the increase. Net new store openings since the third quarter of fiscal 2012 included 39 stores in the United States, three stores in Canada, three stores in Australia and one store in New Zealand.

Direct to Consumer. Net revenue from our direct to consumer segment increased $16.8 million, or 37%, to $62.0 million in the third quarter of fiscal 2013 from $45.1 million in the third quarter of fiscal 2012. The increase in net revenue was primarily the result of increasing traffic on our e-commerce websites.
Other. Net revenue from our other segment increased $7.9 million, or 41%, to $27.3 million in the third quarter of fiscal 2013 from $19.4 million in the third quarter of fiscal 2012. This increase was primarily the result of four new outlets opened since the third quarter of fiscal 2012 as well as increased net revenues from existing outlets. Increased revenue from our showrooms also contributed to the increase in net revenue from our other segment. We operate our other segment to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
Gross Profit
Gross profit increased $29.3 million, or 17%, to $204.6 million for the third quarter of fiscal 2013 from $175.3 million for the third quarter of fiscal 2012. Increased net revenues were partially offset by increased cost of goods sold.
The increase in gross profit was also partially offset by increases in fixed costs, such as occupancy costs and depreciation, and increased costs related to our production, design, distribution and merchandising departments.
Gross profit as a percentage of net revenue, or gross margin, decreased by 150 basis points, to 53.9% in the third quarter of fiscal 2013 from 55.4% in the third quarter of fiscal 2012. This was primarily a result of a decrease in product margin of 220 basis points due to an increase in product costs as well as increased air freight costs from higher usage.
The decrease in gross margin was partially offset by leverage on fixed costs, such as depreciation and occupancy costs, and a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, which together contributed to an increase in gross margin of 70 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $17.6 million, or 19%, to $112.3 million in the third quarter of fiscal 2013 from $94.7 million in the third quarter of fiscal 2012. The increase in selling, general and administrative expenses was principally comprised of:

•
an increase in employee costs of $6.1 million as we experienced natural growth in labor hours associated with new and existing corporate-owned stores, outlets, showrooms and other, as well as an increase in wages as we invested in our employees;

•	an increase in variable store costs of $2.0 million as a result of increased sales volume from new and existing corporate-owned stores, outlets, showrooms and other;

•	an increase in head office employee costs of $3.3 million from increased head count incurred in order to position us for long-term growth;

•	an increase in other head office costs of $2.9 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $0.9 million as a result of increased sales volume;

•	an increase in administrative costs related to our direct to consumer segment of $1.0 million associated with the growth in this channel and increased head count to support it; and

•	an increase in other costs, including occupancy costs and depreciation not included in cost of goods sold, of $1.4 million as a result of the expansion of our business.
As a percentage of net revenue, selling, general and administrative expenses decreased 30 basis points, to 29.6% from 29.9%.

Income from Operations
Income from operations increased $11.7 million, or 15%, to $92.3 million in the third quarter of fiscal 2013 from $80.6 million in the third quarter of fiscal 2012. The increase was a result of increased gross profit of $29.3 million, partially offset by increased selling, general and administrative costs of $17.6 million. The increase in selling, general and administrative costs was driven principally by the overall growth of our business.
On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our classification of our expenses amongst our reportable segments and have updated the classification of some of these expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.

Income from operations before general corporate expenses for the thirteen weeks ended November 3, 2013 and October 28, 2012 is expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of the respective operating segments below.

	Thirteen Weeks Ended November 3, 2013 and October 28, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$89,676	$84,438	30.9	33.5
Direct to consumer	27,980	19,167	45.2	42.5
Other	4,597	4,278	16.9	22.1
Income from operations before general corporate expense	122,253	107,883
General corporate expense	29,917	27,272
Income from operations	$92,336	$80,611
Corporate-Owned Stores. Income from operations from our corporate-owned stores segment increased $5.2 million, or 6%, to $89.7 million for the third quarter of fiscal 2013 from $84.4 million for the third quarter of fiscal 2012 primarily due to an increase in gross profit of $15.7 million from increased sales, partially offset by an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores. Income from operations as a percentage of corporate-owned stores revenue decreased by 260 basis points primarily from a decrease in gross margin due to an increase in product costs as well as increased freight costs from higher usage.
Direct to Consumer. Income from operations from our direct to consumer segment increased $8.8 million, or 46%, to $28.0 million for the third quarter of fiscal 2013 from $19.2 million for the third quarter of fiscal 2012. This increase was primarily the result of increased gross profit of $10.9 million primarily due to increased revenue resulting from increased traffic, offset by increased selling, general and administrative expenses related to our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue increased by 270 basis points primarily due to increased revenue resulting from higher traffic.
Other. Income from operations from our other segment increased $0.3 million, or 7%, to $4.6 million for the third quarter of fiscal 2013 from $4.3 million for the third quarter of fiscal 2012. Gross profit related to our other segment increased $2.8 million in the third quarter of fiscal 2013 from the third quarter of fiscal 2012. Income from operations as a percentage of other revenue decreased by 520 basis points primarily due to increased selling, general and administrative expenses.
General Corporate Expense. General corporate expense increased $2.6 million, or 10%, to $29.9 million for the third quarter of fiscal 2013 from $27.3 million for the third quarter of fiscal 2012. This was primarily due to increased head office employee costs, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects. The increase in general corporate expense was partially offset by a $1.8 million foreign exchange gain in our Canadian operating entity.
Other Income (Expense), Net
Other income (expense), net, remained flat compared to the third quarter of fiscal 2012, and was $1.5 million for the third quarter of fiscal 2013.

Provision for Income Taxes
Provision for income taxes increased $3.0 million, or 12%, to $27.7 million in the third quarter of fiscal 2013 from $24.7 million in the third quarter of fiscal 2012. In the third quarter of fiscal 2013, our effective tax rate was 29.5% compared to 30.1% in the third quarter of fiscal 2012. The tax rate for the third quarter of fiscal 2013 reflects the ongoing impact of the revised intercompany pricing agreements.

Net Income
Net income increased $8.8 million to $66.1 million for the third quarter of fiscal 2013 from $57.3 million for the third quarter of fiscal 2012. The increase in net income was a result of an increase in gross profit of $29.3 million, offset by an increase in selling, general and administrative expenses of $17.6 million and an increase in provision for income taxes of $3.0 million.
Thirty-Nine Week Results
The following table summarizes key components of our results of operations for the thirty-nine week periods ended November 3, 2013 and October 28, 2012. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirty-Nine Week November 3, 2013 and October 28, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Net revenue	$1,070,195	$884,869	100.0	100.0
Cost of goods sold	$508,909	$396,550	47.6	44.8
Gross profit	$561,286	$488,319	52.4	55.2
Selling, general and administrative expenses	$324,075	$264,455	30.2	29.9
Income from operations	$237,211	$223,864	22.2	25.3
Other income (expense), net	$4,249	$3,500	0.4	0.4
Income before provision for income taxes	$241,460	$227,364	22.6	25.7
Provision for income taxes	$71,605	$65,308	6.7	7.4
Net income	$169,855	$162,056	15.9	18.3
Net income attributable to non-controlling interest	—	875	—	0.1
Net income attributable to lululemon athletica inc.	$169,855	$161,181	15.9	18.2
Net Revenue
Net revenue increased $185.3 million, or 21%, to $1,070.2 million for the first three quarters of fiscal 2013 from $884.9 million for the first three quarters of fiscal 2012. Assuming the average exchange rates for the first three quarters of fiscal 2013 remained constant with average exchange rates for the first three quarters of fiscal 2012, our net revenue would have increased $198.0 million, or 22%, for the first three quarters of fiscal 2013.
The net revenue increase was driven by increased sales at locations in our comparable stores base, sales from new stores opened and the growth of our e-commerce website sales included in our direct to consumer segment. We believe the constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, our successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores.
 Our net revenue on a segment basis for the thirty-nine week periods ended November 3, 2013 and October 28, 2012 is expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirty-Nine Week November 3, 2013 and October 28, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$833,792	$712,149	77.9	80.5
Direct to consumer	165,304	118,991	15.5	13.4
Other	71,099	53,729	6.6	6.1
Net revenue	$1,070,195	$884,869	100.0	100.0

Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $121.6 million, or 17%, to $833.8 million in the first three quarters of fiscal 2013 from $712.1 million in the first three quarters of fiscal 2012. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•
Comparable store sales increase of 5% in the first three quarters of fiscal 2013 resulted in a $35.1 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 7%, or $44.2 million, in the first three quarters of fiscal 2013; and

•
Net revenue from corporate-owned stores we opened subsequent to October 28, 2012, and therefore not included in the comparable store sales growth, contributed $86.5 million of the increase. Net new store openings since the third quarter of fiscal 2012 included 39 stores in the United States, three stores in Canada, three stores in Australia and one store in New Zealand.

Direct to consumer. Net revenue from our direct to consumer segment increased $46.3 million, or 39%, to $165.3 million in the first three quarters of fiscal 2013 from $119.0 million in the first three quarters of fiscal 2012. The increase in net revenue was primarily the result of increasing traffic on our e-commerce websites.
Other. Net revenue from our other segment increased $17.4 million, or 32%, to $71.1 million in the first three quarters of fiscal 2013 from $53.7 million in the first three quarters of fiscal 2012. This increase was primarily the result of four new outlets opened since the third quarter of fiscal 2012 as well as increased net revenues from existing outlets. Increased revenue from our showrooms also contributed to the increase in net revenue from our other segment. We operate our other segment to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
Gross Profit
Gross profit increased $73.0 million, or 15%, to $561.3 million for the first three quarters of fiscal 2013 from $488.3 million for the first three quarters of fiscal 2012. Increased net revenues in our operating segments resulted in an increased gross profit. A $17.5 million inventory provision related to the pull-back of black luon pants was recorded in cost of sales during the first three quarters of fiscal 2013.
The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our production, design, distribution and merchandising departments.
Gross profit as a percentage of net revenue, or gross margin, decreased by 280 basis points, to 52.4% in the first three quarters of fiscal 2013 from 55.2% in the first three quarters of fiscal 2012. The decrease in gross margin resulted primarily from:

•
a decrease in product margin of 170 basis points due to a lower sales mix of higher margin core items related to the pull-back of black luon pants, along with higher markdowns and an increase in provision for inventories charged to cost of sales; and

•	a non-recurring charge of 160 basis points related to the pull-back of black luon pants in the first quarter of fiscal 2013.
The decrease in gross margin was partially offset by a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, and by leverage on fixed costs, such as depreciation and occupancy costs, which together contributed to an increase in gross margin of 50 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $59.6 million, or 23%, to $324.1 million in the first three quarters of fiscal 2013 from $264.4 million in the first three quarters of fiscal 2012. The increase in selling, general and administrative expenses was principally comprised of:

•
an increase in employee costs of $21.1 million as we experienced natural growth in labor hours associated with new and existing corporate-owned stores, showrooms, outlets and other, as well as an increase in wages as we invest in our employees;

•	an increase in variable store costs of $6.0 million as a result of increased sales volume from new and existing corporate-owned stores, outlets and other;

•
an increase in head office employee costs, including stock-based compensation expense and management incentive-based compensation, of $10.5 million incurred in order to position us for long-term growth;

•	an increase in other head office costs of $11.3 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in administrative expenses related to our direct to consumer segment of $4.9 million associated with the growth in this channel;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $3.7 million as a result of increased sales volume; and

•
an increase of $2.1 million in other costs, including occupancy costs and depreciation not included in cost of goods sold, as a result of the expansion of our business, which was partially offset by a $6.2 million foreign exchange gain in our Canadian operating entity.

As a percentage of net revenue, selling, general and administrative expenses increased 30 basis points, to 30.2% in the third quarter of fiscal 2013 from 29.9% in the third quarter of fiscal 2012.
Income from Operations
Income from operations increased $13.3 million, or 6%, to $237.2 million in the first three quarters of fiscal 2013 from $223.9 million in the first three quarters of fiscal 2012. The increase was a result of increased gross profit of $73.0 million, partially offset by increased selling, general and administrative costs of $59.6 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.
Income from operations before general corporate expenses for the thirty-nine week periods ended November 3, 2013 and October 28, 2012 is expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of the respective operating segments below.

	Thirty-Nine Week November 3, 2013 and October 28, 2012
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$244,915	$242,045	29.4	34.0
Direct to consumer	68,999	51,644	41.7	43.4
Other	12,755	11,597	17.9	21.6
Income from operations before general corporate expense	326,669	305,286
General corporate expense	89,458	81,422
Income from operations	$237,211	$223,864
Corporate-Owned Stores. Net income from our corporate-owned stores segment increased $2.9 million to $244.9 million for the first three quarters of fiscal 2013 from $242.0 million for the first three quarters of fiscal 2012 primarily due to an increase of $39.0 million in gross profit, which was offset by an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores. Income from operations as a percentage of corporate-owned stores revenue decreased by 460 basis points primarily from a decrease in gross margin due to a lower mix of higher margin core items related to the pull-back of black luon pants.
Direct to consumer. Net income from our direct to consumer segment increased $17.4 million, or 34%, to $69.0 million for the first three quarters of fiscal 2013 from $51.6 million for the first three quarters of fiscal 2012. The increase was primarily the result of increased gross profit of $26.6 million, offset by increased selling, general and administrative expenses related to our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue decreased by 170 basis points primarily due to increased employee costs and other selling, general and administrative expenses as a percentage of revenue.
Other. Net income from our other segment increased $1.2 million, or 10%, to $12.8 million for the first three quarters of fiscal 2013 from $11.6 million for the first three quarters of fiscal 2012. This increase was the result of increased gross profit of $7.7 million, partially offset by increased selling, general and administrative expenses. Income from operations as a percentage of other revenue decreased by 370 basis points primarily due to increase selling, general and administrative expenses.

General Corporate Expense. General corporate expense increased $8.0 million, or 10%, to $89.5 million for the first three quarters of fiscal 2013 from $81.4 million for the first three quarters of fiscal 2012. This was primarily due to increased head office employee costs, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects. The increase in general corporate expense was partially offset by a $6.2 million foreign exchange gain in our Canadian operating entity.
Other Income (Expense), Net
Other income (expense), net increased $0.7 million, or 21%, to $4.2 million in the first three quarters of fiscal 2013 from $3.5 million in the first three quarters of fiscal 2012.
 Provision for Income Taxes
Provision for income taxes increased $6.3 million, or 10%, to $71.6 million in the first three quarters of fiscal 2013 from $65.3 million in the first three quarters of fiscal 2012. The effective tax rate for the first three quarters of fiscal 2013 was 29.7% compared to 28.7% in the first three quarters of fiscal 2012. The tax rate for the first three quarters of fiscal 2013 reflects the ongoing impact of the revised intercompany pricing agreements.
Net Income
Net income increased $8.7 million to $169.9 million for the first three quarters of fiscal 2013 from $161.2 million for the first three quarters of fiscal 2012. The increase in net income was a result of an increase in gross profit of $73.0 million and an increase in other income (expense), net of $0.7 million, offset by a increase in selling, general and administrative expenses of $59.6 million and an increase in provision for income taxes of $6.3 million.
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
At November 3, 2013, our working capital (excluding cash and cash equivalents) was $185.2 million and our cash and cash equivalents were $600.7 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirty-Nine Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended October 28, 2012
	(In thousands)
Total cash provided by (used in):
Operating activities	$94,806	$113,240
Investing activities	(71,945)	(72,041)
Financing activities	8,654	(11,863)
Effect of exchange rate changes on cash	(20,949)	650
Increase in cash and cash equivalents	$10,566	$29,986

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
Cash provided by operating activities decreased $18.4 million, to $94.8 million for the first three quarters of fiscal 2013 compared to $113.2 million for the first three quarters of fiscal 2012. The decrease was primarily a result of increased income taxes paid during the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012, offset by increased net income after certain non-cash items, including provision for inventories.

Investing Activities
Investing Activities relate entirely to capital expenditures. Cash used in investing activities decreased $0.1 million to $71.9 million for the first three quarters of fiscal 2013 from $72.0 million for the first three quarters of fiscal 2012.
Financing Activities
Financing Activities consists of cash received on the exercise of stock options, excess tax benefits from stock-based compensation, taxes paid related to the net share settlement of equity awards, and cash paid to acquire non-controlling interest. Cash provided by financing activities increased by $20.5 million to $8.7 million for the first three quarters of fiscal 2013 from cash used in financing activities of $11.9 million for the first three quarters of fiscal 2012. The cash used in financing activities for the first three quarters of fiscal 2012 included $26.0 million for the purchase of the non-controlling interest in lululemon australia.
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
At November 3, 2013, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of November 3, 2013, letters of credit and letters of guarantee totaling $1.0 million have been issued.
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

Operating Locations
Our corporate-owned stores by U.S. state, Canadian province, Australian state and in New Zealand as of November 3, 2013 and February 3, 2013, are summarized in the table below. While most of our stores are branded lululemon athletica, 11 of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth.

	November 3, 2013	February 3, 2013
United States
Alabama	1	1
Arizona	5	3
Arkansas	1	—
California	28	24
Colorado	3	3
Connecticut	3	3
District of Columbia	2	2
Florida	8	8
Georgia	3	3
Hawaii	1	1
Illinois	10	9
Indiana	1	1
Kansas	1	1
Louisiana	1	1
Maryland	4	3
Massachusetts	8	6
Michigan	3	2
Minnesota	4	3
Missouri	3	2
Nebraska	1	1
Nevada	1	1
New Jersey	7	6
New Mexico	1	1
New York	14	9
North Carolina	5	4
Ohio	5	5
Oklahoma	1	—
Oregon	2	2
Pennsylvania	6	6
Rhode Island	1	—
South Carolina	1	1
Tennessee	3	3
Texas	14	10
Utah	2	1
Vermont	1	1
Virginia	3	3
Washington	6	3
Wisconsin	2	2
Total United States	166	135
Canada
Alberta	12	12
British Columbia	11	12
Manitoba	2	2
Nova Scotia	1	1
Ontario	20	18
Quebec	5	4
Saskatchewan	2	2
Total Canada	53	51
Australia
Australian Capital Territory	1	1
New South Wales	7	7
Queensland	3	3
South Australia	1	1
Tasmania	1	1
Victoria	8	7
Western Australia	4	3
Total Australia	25	23
New Zealand	3	2
Total	247	211

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk. We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of November 3, 2013, we operated 53 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first three quarters of fiscal 2013, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $3.8 million in the first three quarters of fiscal 2013. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in additional income from operations of less than $0.1 million in the first three quarters of fiscal 2013. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We have not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. In April 2007, we entered into an uncommitted senior secured demand revolving credit facility with Royal Bank of Canada. The revolving credit facility provides us with available borrowings in an amount up to CDN$20.0 million. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of November 3, 2013, we had no outstanding borrowings under our revolving facility and we do not believe we are significantly exposed to changes in interest rate risk. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, and interest rate swaps. We have not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 3, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 3, 2013, our disclosure controls and procedures were effective.
There was no change in internal control over financial reporting during the thirteen weeks ended November 3, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On October 25, 2013, plaintiff Laborers’ District Council Industry Pension Fund filed a books-and-records action entitled Laborers’ District Council Construction Industry Pension Fund v. lululemon athletica inc., No. 9039 (Del. Ch.) under 7 Del. C. Sec. 220 based on a demand letter it sent to the Company on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer luon issue, the Company's announcement that its CEO intends to resign, and certain stock trades executed by the Chairman of our board of directors prior to the Company's announcement regarding its CEO. The Company moved to dismiss the complaint on November 11, 2013, and the motion remains pending. The Company believes there is no merit to this action and the Company intends to continue to defend vigorously.
On August 12, 2103 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day , et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). Plaintiffs allege that they are acting on behalf of the Company and name as defendants current and former directors and certain officers of the Company. The complaint challenges certain public disclosures and conduct relating to the March 2013 sheer luon issue, the Company's announcement that its CEO intends to resign, and certain stock trades executed by certain defendants prior to the Company's announcement regarding its CEO. The plaintiffs have designated the Canty complaint as their operative complaint and allege violations of Section 14(a) of the Securities Exchange Act and for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. The Defendants believe there is no merit to this suit and the Defendants intend to defend vigorously.
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of the Company (collectively, “Defendants”). On September 3, 2013, plaintiff Houssam Alkhoury and putative plaintiff Louisiana Sheriffs' Pension & Relief Fund moved to be appointed as lead plaintiff in the lawsuit. On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the “Complaint”). In its Complaint, Lead Plaintiff asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by the Company relating to its product quality and the March 2013 sheer luon issue. The Company believes there is no merit to this suit and the Company intends to defend vigorously.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters Personnel Retirement Fund filed a books-and-records action entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., No. 8522 (Del. Ch.)., under 7 Del. C. Sec. 220 based on a demand letter it sent to us on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer luon issue and recent revisions to our executive bonus plan. We moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from us relating to our announcement that Ms. Day intends to resign as our Chief Executive Officer, and certain stock trades executed by our Chairman prior to our announcement regarding Ms. Day. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. We moved to dismiss the amended complaint on August 15, 2013, and, in response to this filing, plaintiffs served the Company with a new demand letter and then filed a second amended complaint on November 4, 2013. We believe there is no merit to this action and we intend to continue to defend vigorously.
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
If any of our products are unacceptable to us or our guests, our business could be harmed.
We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that either meet our technical specifications but that are nonetheless unacceptable to us, or products that are otherwise unacceptable to us or our customers. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products are not discovered until after such products are purchased by our guests, our guests could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.
Our reliance on third-party suppliers to provide fabrics for and to produce our products could cause problems in our supply chain.
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
The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in Australia and New Zealand. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar, Australian dollar and New Zealand dollar. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first three quarters of fiscal 2013, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $3.8 million in the first three quarters of fiscal 2013. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in additional income from operations of less than $0.1 million in the first three quarters of fiscal 2013. We have not historically engaged in hedging transactions but in the future may at times enter into derivative financial instruments to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock during the thirteen weeks ended November 3, 2013:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2,3)
August 5, 2013 - September 1, 2013	8,541	$70.91	8,541	5,468,816
September 2, 2013 - October 6, 2013	7,127	69.95	7,127	5,461,689
October 7, 2013 - November 3, 2013	6,914	73.80	6,914	5,454,775
Total	22,582		22,582

(1)	Monthly information is presented by reference to our fiscal months during our third quarter of fiscal 2013.

(2)	Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of performance-based restricted stock unit awards.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, effective as of October 15, 2013 between lululemon athletica inc. and Tara Poseley	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**
The following financial statements from the Company’s 10-Q for the fiscal quarter ended November 3, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Denotes a compensatory plan, contract or arrangement, in which or directors or executive officers may participate.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/S/ JOHN E. CURRIE
John E. Currie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: December 11, 2013

Exhibit Index

Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, effective as of October 15, 2013 between lululemon athletica inc. and Tara Poseley	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**
The following financial statements from the Company’s 10-Q for the fiscal quarter ended November 3, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Denotes a compensatory plan, contract or arrangement, in which or directors or executive officers may participate.
**	Furnished herewith