Form 10-Q/A
period 2013-05-05
lululemon athletica inc.
filed 2014-01-07
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2013 of lululemon athletica inc. (the “Company”), as filed with the U.S. Securities and Exchange Commission on June 10, 2013 (the “Original Filing”), is to remove Exhibits 10.1, 10.2 and 10.3 (the “Removed Exhibits”) to the Original Filing. The Company has determined that the Removed Exhibits were not material contracts required to be furnished as exhibits to the Original Filing. Accordingly, this Amendment removes the Removed Exhibits from the Company’s disclosure in Item 6 and from the exhibit index to the Original Filing.

No other changes have been made to the Original Filing. This Amendment No. 1 does not reflect subsequent events occurring after the date of the Original Filing or, except as provided above, modify or update in any way disclosures made in the Original Filing.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended May 5, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements		10-Q	101	001-33608	6/10/2013

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/S/ JOHN E. CURRIE
John E. Currie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: January 7, 2014

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended May 5, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements		10-Q	101	001-33608	6/10/2013