Form 10-K
period 2014-02-02
lululemon athletica inc.
filed 2014-03-27
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-33608
_______________________________________
lululemon athletica inc.
(Exact name of registrant as specified in its charter)
_______________________________________

Delaware	20-3842867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1818 Cornwall Avenue Vancouver, British Columbia	V6J 1C7
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (604) 732-6124
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.005 per share	Nasdaq Global Select Market

_______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on August 2, 2013 was approximately $7,600,977,364. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on August 2, 2013. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on August 2, 2013.
Common Stock:
At March 24, 2014 there were 115,411,223 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At March 24, 2014, there were outstanding 29,937,820 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 24, 2014, the registrant had outstanding 29,937,820 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PARTS INTO WHICH INCORPORATED
Portions of Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "anticipates," "believes," "estimates," "may," "intends," "expects" and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of the report. All forward-looking statements are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled Item 1A and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
ITEM 1. BUSINESS
Overview
lululemon athletica inc. is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We believe consumers associate our brand with innovative, technical apparel products. Our products are designed to offer performance, fit and comfort while incorporating both function and style. Our heritage of combining performance and style distinctly positions us to address the needs of female athletes as well as a growing core of consumers who desire everyday casual wear that is consistent with their active lifestyles. We also continue to broaden our product range to increasingly appeal to male athletes and athletic female youth. We offer a comprehensive line of apparel and accessories including fitness pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running, general fitness and dance-inspired apparel for female youth. As of February 2, 2014, our branded apparel was principally sold through 254 stores that are located in Canada, the United States, Australia and New Zealand. We believe our vertical retail strategy allows us to interact more directly with, and gain feedback from, our customers, whom we call guests, while providing us with greater control of our brand.
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
We were founded in 1998 by Dennis "Chip" Wilson in Vancouver, British Columbia. Noting the increasing number of women participating in sports, and specifically yoga, Mr. Wilson developed lululemon athletica to address a void in the women's athletic apparel market. The founding principles established by Mr. Wilson drive our distinctive corporate culture with a mission of creating components for people to live long, healthy and fun lives.
Consistent with this mission, we promote a set of core values in our business, which include developing the highest quality products, operating with integrity, leading a healthy balanced life, and training our employees in self responsibility and goal setting. These core values attract passionate and motivated employees who are driven to succeed and share our vision of "elevating the world from mediocrity to greatness." We believe the energy and passion of our employees allow us to successfully execute on our business strategy, enhance brand loyalty and create a distinctive connection with our guests.
We believe our culture and community-based business approach provides us with competitive advantages that are responsible for our strong financial performance. Our net revenue has increased from $40.7 million in fiscal 2004 to $1.6 billion in fiscal 2013, representing a 50% compound annual growth rate. Our net revenue increased from $1.4 billion in fiscal

2012 to $1.6 billion in fiscal 2013, representing a 16% increase, including the impact of the 53rd week of sales in fiscal 2012. During fiscal 2013, our comparable store sales growth was 2% and our total comparable sales, which includes comparable store sales and direct to consumer, was 7%, both excluding the impact of the 53rd week of sales in fiscal 2012, and we reported income from operations of $391.4 million. During fiscal 2012, our comparable store sales growth was 16%, excluding the 53rd week of sales, and we reported income from operations of $376.4 million. In fiscal 2013, our corporate-owned stores opened at least one year, averaged sales of $1,894 per square foot, compared to sales per square foot of $2,058 for fiscal 2012. We believe this is among the best in the apparel retail sector.
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2012, which ended on February 3, 2013, was a 53 week year. Fiscal 2013, which ended on February 2, 2014, is a 52 week year.
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
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and are important to our success:

•
Premium Active Brand. lululemon athletica stands for leading a healthy, balanced and fun life. We believe customers associate the lululemon athletica brand with high quality premium athletic apparel that incorporates technically advanced fabrics, innovative functional features and style. We believe our focus on women differentiates us and positions lululemon athletica to address a void in the growing market for women's athletic apparel. While our brand has its roots in yoga, our products are increasingly being designed and used for other athletic and casual lifestyle pursuits, such as running and general fitness. We work with local athletes and fitness practitioners to enhance our brand awareness and broaden our product appeal.

•
Distinctive Retail Experience. We locate our stores in street locations, lifestyle centers and malls that position lululemon athletica stores to be an integral part of their communities. We coach our store sales associates, whom we refer to as "educators," to develop a personal connection with each guest. Our educators receive significant in-house training at the start of their employment and are well prepared to explain the technical and innovative design aspects of each product.

•
Innovative Design Process. We offer high-quality premium apparel that is designed for performance, comfort, functionality and style. We attribute our ability to develop superior products to a number of factors, including:

•	our feedback-based design process through which our design and product development team proactively and frequently seeks input from our guests and local fitness practitioners;

•	close collaboration with our third-party suppliers to formulate innovative and technically advanced fabrics and innovative functional features for our products; and

•
although we typically bring products from design to market in eight to ten months, our vertical retail strategy enables us to bring select products to market in as little as two months, thereby allowing us to respond quickly to customer feedback, changing market conditions and apparel trends.

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

•
Experienced Management Team with Proven Ability to Execute. Our Chief Executive Officer, Mr. Potdevin, who has more than two decades of experience at premium, technical athletic apparel, and life-style centric retail companies, joined us in January 2014. Mr. Potdevin works closely with a management team with a complementary mix of retail, design, operations, product sourcing, marketing and information technology experience from leading apparel and retail companies. We believe our management team is well positioned to execute the long-term growth strategy for our business.

Growth Strategy
Key elements of our growth strategy are to:

•
Grow our Store Base in North America. As of February 2, 2014, our products were sold through 225 corporate-owned stores in North America, including 171 in the United States and 54 in Canada. We expect that most of our near-term store growth will occur in the United States. We opened 36 net stores in the United States, including three ivivva branded stores, and three net stores in Canada in fiscal 2013, including one ivivva branded store, and we plan to open up to 39 new stores, including ten ivivva athletica branded stores in North America in fiscal 2014.

•
Expand Beyond North America. As of February 2, 2014, we operated 25 corporate-owned stores in Australia, four corporate-owned stores New Zealand, and 17 showrooms outside of North America. We plan to open two new lululemon stores in fiscal 2014 in Australia and two other new stores internationally in fiscal 2014. Over the next two years we intend to open additional showrooms as pre-seeding activities in the Asian and European markets.

•
Develop our Direct to Consumer Sales Channel. We launched our retail website in the first quarter of fiscal 2009. The addition of e-commerce to our direct to consumer sales channel expanded our customer base and supplemented our growing store base over the past four years. We operate country and region specific websites in Australia, Europe and Asia, and brand specific websites in North America. We plan to continue developing our e-commerce website to provide a distinctive online shopping experience and extend our reach.

•
Increase our Brand Awareness. We plan to continue focusing on increasing brand awareness and customer loyalty through amplification of our brand stories and our grassroots marketing efforts, social media activities and planned store expansion. We believe that increased brand awareness will result in increased comparable store sales and store productivity over time.

•
Introduce New Product Technologies. We remain focused on developing and offering products that incorporate technically advanced fabrics and innovative functional features that we believe differentiate us in the market. Collaborating with leading fabric manufacturers, we have jointly developed and trademarked names for innovative fabrics such as Luon and Silverescent. Among our ongoing efforts, we are developing fabrics to provide advanced performance features such as UV protection and inherent reflectivity. In addition, we plan to continue to develop differentiated manufacturing techniques that provide greater support, protection, and comfort.

•
Broaden the Appeal of our Products. We will selectively seek opportunities to expand the appeal of our brand to improve store productivity and expand our market. To enhance our product appeal, we intend to:

•	Expand our Product Categories. We continue to expand our product offerings in complementary existing and new categories such as swim, tennis and golf;

•
Increase the Range of Athletic Activities our Products Target. We believe our guests purchase our products mainly for activities such as yoga, running and general fitness. We will continue to expand our product categories and educate our guests on the versatility of our products;

•
Grow our Men's Business. We believe the premium quality and technical rigor of our products will continue to appeal to men and that there is an opportunity to expand our men's business as a proportion of our total sales; and

•
Develop our Youth Brand. We launched our youth focused brand, ivivva athletica, in fiscal 2009. We believe the premium quality and technical rigor of our dance-inspired products designed for female youth serve an open market and provide us with an opportunity for future growth.

Our Stores
As of February 2, 2014, our retail footprint included 171 stores in the United States, 54 stores in Canada, 25 stores in Australia and four in New Zealand. While most of our corporate-owned stores are branded lululemon athletica, 12 of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth. We no longer operate any franchised stores as we reacquired our four remaining franchise stores during fiscal 2011. Our retail stores are located primarily on street locations, in lifestyle centers and in malls.
The following store list shows the number of corporate-owned stores operated in each U.S. state, Canadian province, Australian state and in New Zealand, and the overall totals:

	February 2, 2014	February 3, 2013
United States
Alabama	1	1
Arizona	5	3
Arkansas	1	—
California	30	24
Colorado	3	3
Connecticut	3	3
District of Columbia	2	2
Florida	8	8
Georgia	3	3
Hawaii	1	1
Illinois	10	9
Indiana	1	1
Kansas	1	1
Kentucky	1	—
Louisiana	1	1
Maryland	4	3
Massachusetts	8	6
Michigan	3	2
Minnesota	4	3
Missouri	3	2
Nebraska	1	1
Nevada	1	1
New Jersey	7	6
New Mexico	1	1
New York	15	9
North Carolina	5	4
Ohio	5	5
Oklahoma	2	—
Oregon	2	2
Pennsylvania	6	6
Rhode Island	1	—
South Carolina	1	1
Tennessee	3	3
Texas	14	10
Utah	2	1
Vermont	1	1
Virginia	3	3
Washington	6	3
Wisconsin	2	2
Total United States	171	135
Canada
Alberta	13	12
British Columbia	11	12
Manitoba	2	2
Nova Scotia	1	1
Ontario	20	18

	February 2, 2014	February 3, 2013
Québec	5	4
Saskatchewan	2	2
Total Canada	54	51
Australia
Australian Capital Territory	1	1
New South Wales	7	7
Queensland	3	3
South Australia	1	1
Tasmania	1	1
Victoria	8	7
Western Australia	4	3
Total Australia	25	23
New Zealand	4	2
Total	254	211

Store Economics
We believe that our innovative retail concept and guest experience contribute to the success of our stores. During fiscal 2013 our corporate-owned stores open at least one year, which average approximately 2,872 square feet, averaged sales of $1,894 per square foot.
Management performs an ongoing evaluation of our portfolio of corporate-owned store locations. In fiscal 2013 we closed two of our corporate-owned stores. As we continue our evaluation we may in future periods close additional corporate-owned store locations.
Store Expansion
From February 1, 2002 (when we had one store, in Vancouver) to February 2, 2014, we opened or acquired 253 net corporate-owned stores in North America and Australia. We opened our first corporate-owned store in the United States in 2003 and in Australia in 2010. We opened 43 net new corporate-owned stores in North America and Australia in fiscal 2013. Over the next few years, our new store growth will be primarily focused on corporate-owned stores in the United States, an attractive market with a population of approximately nine times that of Canada. Beyond North America, we intend to expand our global presence as part of our long-term business strategy. We believe that partnering with companies and individuals with significant experience and proven success in the target country is to our advantage.
Direct to Consumer
In fiscal 2009 we launched our e-commerce website which makes up our direct to consumer channel. Direct to consumer is an increasingly substantial part of our business, representing approximately 16.5% of our net revenue in fiscal 2013, compared to 14.4% of our net revenue in fiscal 2012 and 10.6% of our net revenue in fiscal 2011. We believe that a direct to consumer channel is convenient for our core customer and enhances the image of our brand. Our direct to consumer channel makes our product accessible to more markets than our corporate-owned store channel alone. We believe this channel is effective in building brand awareness, especially in new markets.
Wholesale Channel
We also sell lululemon athletica products through premium yoga studios, health clubs and fitness centers. This channel represented 1.4% of our net revenue in fiscal 2013, compared to 1.5% of our net revenue in fiscal 2012 and 2.2% of our net revenue fiscal 2011. We believe these premium wholesale locations offer an alternative distribution channel that is convenient for our core consumer and enhances the image of our brand. We do not intend wholesale to be a significant contributor to overall sales. Instead, we intend to use the channel to build brand awareness, especially in new markets, including those outside of North America.
Our Products
We offer a comprehensive line of performance apparel and accessories for women, men and female youth. Our apparel assortment, including items such as fitness pants, shorts, tops and jackets, is designed for healthy lifestyle activities such as yoga, running and general fitness. Although we benefit from the growing number of people that participate in yoga, we believe the percentage of our products sold for other activities will continue to increase as we broaden our product range to address other activities. Our fitness-related accessories include an array of items such as bags, socks, underwear, yoga mats and water bottles.
Our design team continues to develop technically advanced fabrics and innovative functional features that we believe will help advance our product line and differentiate us from the competition.
Our Culture and Values
Since our inception, we have developed a distinctive corporate culture with a mission to create components for people to live long, healthy and fun lives. We promote a set of core values in our business, which include developing the highest quality products, operating with integrity, leading a healthy balanced life and instilling in our employees a sense of self responsibility and the value of goal setting. These core values allow us to attract passionate and motivated employees who are driven to succeed and share our vision of "elevating the world from mediocrity to greatness."
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
As we strive to continue to provide our guests with technically advanced fabrics, our design team works closely with our suppliers to incorporate innovative fabrics that bring particular specifications to our products. We partner with independent inspection, verification, and testing companies, which conduct a battery of tests on our fabrics, testing for a variety of performance characteristics including pilling, shrinkage, abrasion resistance and colorfastness. We collaborate with leading fabric suppliers to develop fabrics that we ultimately trademark for brand recognition whenever possible.
Sourcing and Manufacturing
We do not own or operate any manufacturing facilities. We rely on a limited number of third-party suppliers to provide fabrics for and to produce our products. We work with a group of approximately 65 suppliers to provide the fabrics for our products. We use a wide variety of fabrics in our products, including our Luon fabric. We obtain substantially all of our Luon fabric, which represents approximately 30% of the fabric we use in our products, from a single third-party supplier. We work with a group of approximately 30 manufacturers, five of which produced approximately 63% of our products in fiscal 2013. During fiscal 2013, no single manufacturer produced more than 25% of our product offering. During fiscal 2013, approximately 67% of our products were produced in South/South East Asia, approximately 23% in China, approximately 3% in North America and the remainder in other countries. We believe our North American manufacturers provide us with the speed to market necessary to respond quickly to changing trends and increased demand. While we plan to support future growth through manufacturers outside of North America, our intent is also to maintain production in Canada and the United States whenever practicable.
We have developed long-standing relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term term contracts with any of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, production and import quota capacity. We require that all of our manufacturers adhere to a vendor code of ethics regarding social and environmental sustainability practices. We partner with leading inspection and verification firms to closely monitor each supplier's compliance with applicable laws and our vendor code of ethics.
Distribution Facilities
We centrally distribute finished products from distribution facilities in Vancouver, British Columbia, Sumner, Washington, and Melbourne, Victoria. We operate the distribution facilities in Vancouver, Sumner and Melbourne which are leased and are approximately 120,000, 167,000 and 54,000 square feet, respectively. During fiscal 2013 we purchased a distribution center in Columbus, Ohio that we expect to open in fiscal 2014. We believe our distribution infrastructure will be sufficient to accommodate our expected store growth and expanded product offerings over the next several years.

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
The market for athletic apparel is highly competitive. It includes increasing competition from established companies that are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG and Under Armour, Inc. We also compete with retailers specifically focused on women's athletic apparel including The Gap, Inc. (including the Athleta brand), Lucy Activewear Inc., and bebe stores, inc. (including the BEBE SPORT collection).
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net sales are weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 33%, 36% and 37% of our full year gross profit during the fourth quarters of fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Our Employees
As of February 2, 2014, we had 7,622 employees, of which 4,166 were employed in the United States, 2,759 were employed in Canada, and 697 were employed outside of North America. None of our employees is currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.
Intellectual Property
We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products in the United States, Canada and in the other countries in which our products are currently or intended to be either sold or manufactured. Our major trademarks include lululemon athletica & design, the logo design (WAVE design) and lululemon as a word mark. We own trademark registrations for names of several of our fabrics and products including Luon, Silverescent, VitaSea, Boolux, Luxtreme, Luxchange, Groove Pant, Light as Air, and Power Y. In addition to trademarks, we own 29 industrial design registrations in Canada that protect our distinctive apparel and accessory designs, as well as a number of corresponding design patents in the United States and registered community designs in Europe.
Securities and Exchange Commission Filings
Our website address is www.lululemon.com. We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. Also available on our website are printable versions of our Code of Business Conduct and Ethics and charters of the Audit, Compensation, and Nominating and Governance Committees of our Board of Directors. Information on our website does not constitute part of this annual report on Form 10-K or any other report we file or furnish with the SEC.
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
We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, Luon fabric, which is included in many of our products, is supplied to the garment factories we use by a limited number of manufacturers, and the components used in manufacturing Luon fabric may each be supplied to our manufacturers by single companies. In fiscal 2013, approximately 63% of our products were produced by our top five manufacturing suppliers, 45% of raw materials were produced by a single manufacturer. We have no long-term contracts with any of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, production and import quota capacity.
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
We are increasingly dependent on information systems to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer "hackers" or other causes, could cause information, including data related to customer orders, to be lost or delayed which could-especially if the disruption or slowdown occurred during the holiday season-result in delays in the delivery of products to our stores and customers or lost sales, which could reduce demand for our products and cause our sales to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.
If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business and as a result our brand image and financial performance may suffer.
We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $1.6 billion in fiscal 2013. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce.

This expansion could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
The fluctuating cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.
The fabrics used by our suppliers and manufacturers include synthetic fabrics whose raw materials include petroleum-based products. Our products also include silver and natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials, including petroleum or the prices we pay for silver and our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition and cash flows.
Our limited operating experience and limited brand recognition in new international markets may limit our expansion strategy and cause our business and growth to suffer.
Our future growth depends in part on our international expansion efforts. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments and foreign guests' tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop new international markets or disappointing growth outside of existing markets will harm our business and results of operations.
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue and profitability.
The market for technical athletic apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on women's athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition, such as Nike, Inc., adidas AG, The Gap, Inc. and Under Armour, Inc. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in yoga apparel. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, store development, marketing, distribution and other resources than we do. In addition, our technical athletic apparel is sold at a price premium to traditional athletic apparel.
Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to our "grassroots" marketing approach, many of our competitors promote their brands through traditional forms of advertising, such as print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network, as opposed to distribution through retail stores, wholesale or internet, and many of our competitors have substantial resources to devote toward increasing sales in such ways.
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
Our inability to safeguard against security breaches with respect to our information technology systems could disrupt our operations.
Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our business, customers and employees including credit card information. Security breaches could expose us to a risk of loss or misuse of this information and potential liability. We may not have the resources or technical sophistication to be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant litigation and potential liability and damage to our brand and reputation or other harm to our business.
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
A significant portion of our products are produced in China and increases in the costs of labor and other costs of doing business in China could significantly increase our costs to produce our products and could have a negative impact on our operations, revenue and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortage and increases in labor costs in China, and difficulties in moving products manufactured in China out of Asia and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics impacting China. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of "normal trade relations" status with, China, could significantly increase our cost of products imported into North America and/or Australia and harm our business.
We may not be able to successfully open new store locations in a timely manner, if at all, which could harm our results of operations.
Our growth will largely depend on our ability to successfully open and operate new stores. Our approach to identifying locations for our stores typically favors street locations, lifestyle centers and malls where we can be a part of the community. As a result, our stores are typically located near retailers or fitness facilities that we believe are consistent with our guests' lifestyle choices. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Our ability to successfully open and operate new stores depends on many factors, including, among others, our ability to:
•identify suitable store locations, the availability of which is outside of our control;
•negotiate acceptable lease terms, including desired tenant improvement allowances;
•hire, train and retain store personnel and field management;
•immerse new store personnel and field management into our corporate culture;
•source sufficient inventory levels; and
•successfully integrate new stores into our existing operations and information technology systems.
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
Our future success is substantially dependent on the continued service of our senior management and other key employees. In the last several years, several members of our senior management team have left us and we have focused time and resources on recruiting the new members of our current management team, including our new Chief Executive Officer. The continued turnover of senior management and the loss of key members of our executive team could have a negative impact on our ability to manage and grow our business effectively.
We do not maintain a key person life insurance policy on any of the other members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.
Our business is affected by seasonality.
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net sales are weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 33%, 36% and 37% of our full year gross profit during the fourth quarters of fiscal 2013, fiscal 2012 and fiscal 2011, respectively. This seasonality may adversely affect our business and cause our results of operations to fluctuate, and, as a result, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that results of operations in any period should not be considered indicative of the results to be expected for any future period.
Because a significant portion of our sales are generated in countries other than the United States, fluctuations in foreign currency exchange rates have negatively affected our results of operations and may continue to do so in the future.
The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Additionally, a portion of our net revenue is generated in Australia and New Zealand. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar, Canadian dollar, Australian dollar and New Zealand dollar. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during fiscal 2013, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.8 million in fiscal 2013 and approximately $5.5 million in fiscal 2012. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.3 million in fiscal 2013 and approximately $0.9 million in fiscal 2012. We have not historically engaged in hedging transactions but in the future may at times enter into derivative financial instruments to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.
The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition and results of operations.
Almost all of our suppliers are located outside of North America. During fiscal 2013, approximately 67% of our products were produced in South and South East Asia, approximately 23% in China, approximately 3% in North America and the remainder in other countries. As a result of our international suppliers, we are subject to risks associated with doing business abroad, including:

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

These and other factors beyond our control could interrupt our suppliers' production in offshore facilities, influence the ability of our suppliers to export our products cost-effectively or at all and inhibit our suppliers' ability to procure certain materials, any of which could harm our business, financial condition and results of operations.
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

In addition, we are governed by Section 203 of the Delaware General Corporation Law which, subject to some specified exceptions, prohibits "business combinations" between a Delaware corporation and an "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock, for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.
ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7. In March 2011, we purchased the building that currently houses our administrative offices and in October 2012 we purchased additional space in Vancouver, BC for our administrative offices. We currently operate three distribution centers located in Vancouver, British Columbia, Sumner, Washington, and Melbourne, Victoria. In November 2013 we purchased a distribution center in Columbus, Ohio and will commence operations in mid-2014. We expect that our current administrative offices and distribution centers are sufficient for our expansion plans for the foreseeable future.
The general location, use, approximate size and lease renewal date of our properties at February 2, 2014, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Sumner, WA	Distribution Center	167,000	April 2020
Columbus, OH	Distribution Center (Intended)	307,000	n/a
Vancouver, BC	Distribution Center	120,000	November 2017
Vancouver, BC	Executive and Administrative Offices	78,000	n/a
Vancouver, BC	Executive and Administrative Offices	15,000	n/a
Melbourne, VIC	Distribution Center	54,000	September 2016
Melbourne, VIC	Executive and Administrative Offices	28,000	September 2019
As of February 2, 2014, we leased approximately 734,000 gross square feet relating to 252 of our 254 corporate-owned stores. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
ITEM 3. LEGAL PROCEEDINGS
On October 25, 2013, plaintiff Laborers' District Council Industry Pension Fund filed a books-and-records action entitled Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., No. 9039 (Del. Ch.) under 7 Del. C. Sec. 220 based on a demand letter it sent to us on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue, our announcement that our then CEO, Christine Day, intends to resign, and certain stock trades executed by the Chairman of our board of directors, Mr. Wilson, prior to our announcement regarding our former CEO, Christine Day. We moved to dismiss the complaint on November 11, 2013, and the motion remains pending. We believe there is no merit to plaintiff's claims and we intend to continue to defend vigorously.
On August 12, 2103 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day , et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). Plaintiffs allege that they are acting on behalf of us and name as defendants our current and former directors and certain officers. On January 17, 2014, plaintiffs filed an amended complaint, operative in both actions. In that amended complaint, plaintiffs challenge certain public disclosures and conduct relating to the March 2013 sheer Luon issue, the June 2013 announcement of the resignation of our former CEO, Christine Day, and certain stock trades executed by Mr. Wilson and Ms. Day in the months leading up to that announcement. Plaintiffs allege violations of Section 14(a) of the Securities Exchange Act and breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. Defendants believe there is no merit to plaintiffs' claims and have moved to dismiss both lawsuits.

On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of the Company (collectively, "Defendants"). On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the "Complaint"). In its Complaint, Lead Plaintiff asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by us relating to lululemon's product quality and the March 2013 sheer Luon issue. On January 15, 2014, Lead Plaintiff filed a consolidated amended class action compliant (the "Amended Complaint") on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through January 10, 2014. In its Amended Complaint, Lead Plaintiff added new claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain of lululemon's public disclosures related to our ongoing quality control improvements and the impact of those improvements on our financial results. Defendants believe there is no merit to Lead Plaintiff's claims and have moved to dismiss this lawsuit.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters Personnel Retirement Fund filed a books-and-records action entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., No. 8522 (Del. Ch.)., under 7 Del. C. Sec. 220 based on a demand letter it sent to us on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue and recent revisions to our executive bonus plan. We moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from us relating to our announcement that Christine Day intends to resign as our Chief Executive Officer, and certain stock trades executed by our Chairman, Mr. Wilson, prior to our announcement regarding Ms. Day. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. We moved to dismiss the amended complaint on August 15, 2013, and, in response to this filing, plaintiffs served us with a new demand letter and then filed a second amended complaint on November 4, 2013, which we moved to dismiss on December 4, 2013. Our dismissal motion has been fully briefed and remains pending. The lawsuit is still in its early stages and we believe there is no merit to this action and we intend to continue to defend vigorously.
We have indemnification agreements with certain of our current and former officers and directors that may require us, among other things, to indemnify such current or former officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.
We are unable at this time to predict the amount of our legal expenses associated with these proceedings and any settlement or damages payments associated with these matters. In the event that we are unsuccessful in our defense, or if we pursue settlement with regard to any of these actions, we could be required to pay significant final settlement amounts and/or judgments that exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments, which could have a material adverse effect on our financial condition and liquidity. Regardless of whether any of the claims asserted against us in these actions are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings. Further, we may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses.
In addition to the legal matters described above, we are, from time to time, involved in routine legal matters incidental to our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "LULU." Our common stock was also previously listed on the Toronto Stock Exchange ("TSX") under the symbol "LLL." During fiscal 2013 we voluntarily delisted from the TSX because we believe the minimal trading volume of our shares on the TSX no longer justified the expense and administrative efforts associated with maintaining a dual listing.
The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock reported by the Nasdaq Global Select Market for the last two fiscal years:

	Common Stock Price (Nasdaq Global Select Market)
	High	Low
Fiscal Year Ending February 2, 2014
Fourth Quarter	$71.56	$45.68
Third Quarter	$76.57	$65.29
Second Quarter	$82.28	$61.33
First Quarter	$76.88	$62.32
Fiscal Year Ending February 3, 2013
Fourth Quarter	$77.19	$65.87
Third Quarter	$77.99	$53.35
Second Quarter	$80.30	$54.40
First Quarter	$77.06	$63.13
As of February 2, 2014, there were approximately 526 holders of record of our common stock.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between February 1, 2009 (the date of our fiscal year end five years ago) and February 2, 2014, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index(1), over the same period. This graph assumes the investment of $100 on February 1, 2009 in the closing sale price our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
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
__________

(1)	The previously compared S&P Retail Index is no longer published.

	01-Feb-09	31-Jan-10	30-Jan-11	29-Jan-12	03-Feb-13	02-Feb-14
lululemon athletica inc.	$100.00	$415.29	$1,009.12	$1,885.88	$1,995.88	$1,343.82
S&P 500 Index	$100.00	$130.03	$154.54	$159.39	$183.22	$215.84
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$185.55	$250.95	$353.12	$323.23	$369.91
Issuer Purchase of Equity Securities
The following table provides information regarding our Employee Share Purchase Plan (ESPP) repurchases of our common stock, during the thirteen week period ended February 2, 2014:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2,3)
November 4, 2013 - December 1, 2013	7,453	$69.00	7,453	5,447,323
December 2, 2013 - January 5, 2014	12,456	$62.00	12,456	5,434,867
January 6, 2014 - February 2, 2014	10,897	$46.44	10,897	5,423,971
Total	30,806		30,806
___________

(1)	Monthly information is presented by reference to our fiscal months during our fourth quarter of fiscal 2013.

(2)	Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of performance-based restricted stock unit awards.

(3)
Our ESPP was approved by our Board of Directors and stockholders in September 2007. All shares purchased under the ESPP will be purchased on the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our Board of Directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares available for issuance under the ESPP is 6,000,000.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements for the years ended February 2, 2014, February 3, 2013, January 29, 2012, January 30, 2011 and January 31, 2010. The consolidated statement of operations and comprehensive income data for each of the years ended February 2, 2014, February 3, 2013 and January 29, 2012 and the consolidated balance sheet data as of February 2, 2014 and February 3, 2013 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The consolidated statement of operations and comprehensive income for the year ended February 3, 2013 covers a 53 week period compared to a 52 week period for the other years.

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012	January 30, 2011	January 31, 2010
	(In thousands, except per share data)
Consolidated statement of operations and comprehensive income data:
Net revenue	$1,591,188	$1,370,358	1,000,839	$711,704	$452,898
Cost of goods sold	751,112	607,532	431,488	316,757	229,812
Gross profit	840,076	762,826	569,351	394,947	223,086
Operating expenses:
Selling, general and administrative expenses	448,718	386,387	282,393	212,784	136,161
Provision for impairment and lease exit costs	—	—	—	1,772	379
Income from operations	391,358	376,439	286,958	180,391	86,546
Other income (expense), net	5,768	4,957	2,500	2,886	164
Income before provision for income taxes	397,126	381,396	289,458	183,277	86,710
Provision for income taxes	117,579	109,965	104,494	61,080	28,429
Net income	279,547	271,431	184,964	122,197	58,281
Net income attributable to non-controlling interest	—	875	901	350	—
Net income attributable to lululemon athletica inc.	$279,547	$270,556	$184,063	$121,847	$58,281
Basic earnings per share	$1.93	$1.88	$1.29	$0.86	$0.41
Diluted earnings per share	$1.91	$1.85	$1.27	$0.85	$0.41
Basic weighted-average number of shares outstanding	144,913	144,000	143,196	141,720	140,502
Diluted weighted-average number of shares outstanding	146,043	145,806	145,278	143,858	141,898
Other comprehensive (loss) income:
Foreign currency translation adjustment	(89,158)	(459)	1,220	14,462	17,018
Comprehensive income	$190,389	$270,097	$185,283	$136,309	$75,299

	As of
	February 2, 2014	February 3, 2013	January 29, 2012	January 30, 2011	January 31, 2010
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$698,649	$590,179	$409,437	$316,286	$159,573
Total assets	1,249,688	1,051,078	734,634	499,302	307,258
Total stockholders' equity	1,096,682	887,299	606,181	394,293	233,108
Non-controlling interest	—	—	4,805	3,904	—

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-year period ending February 2, 2014. Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2013 is a 52 week year whereas fiscal 2012 was a 53 week year. Net sales numbers for fiscal 2012 include results from the 53rd week; however, comparable stores sales calculations exclude the 53rd week. Fiscal 2013, 2012 and 2011 ended on February 2, 2014, February 3, 2013 and January 29, 2012, respectively. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
This discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth in the "Special Note Regarding Forward-Looking Statements." Our actual results and the timing of events may differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in the "Item 1A—Risk Factors" section and elsewhere in this Annual Report on Form 10-K.
Overview
Fiscal 2013 was a year of challenges for lululemon. While we were able to grow year over year revenue across all of our selling channels, we also faced challenges with product quality and brand perception. We remain committed to our brand and core values, and have continued to invest in our product engine and supply chain throughout fiscal 2013. In addition, we recently hired a new Chief Executive Officer and a new Chief Product Officer, who we believe will lead our continued profitable growth.
In mid-March 2013, we determined that certain shipments of women's black Luon bottoms received from our factories and available in our stores from March 1, 2013, did not meet our specifications. As we became aware of this issue, we pulled what we believe to be all of the affected items from our stores, showrooms and e-commerce sites and began working with our supplier to replace the fabric and with our other manufacturers to replace these items as quickly as possible. As we previously disclosed, the lost revenue, as well as additional costs incurred and the write down of affected product on hand from this issue, negatively impacted our results from operations in fiscal 2013. However, we are proud of our organization’s ability to get Luon delivered back into our stores within 90 days of having pulled it from our line.
We believe our brand is recognized as premium in our offerings of women and men's run and yoga assortment, as well as a leader in technical fabrics and functionality. Delivering quality to our customers is a critical factor in our market place differentiation. We believe removing items that do not meet our standards is key to maintaining our brand reputation and that the pull-back of black Luon pants reiterates our commitment to quality. We have continued to invest in new and legacy information technology systems to develop new capabilities to support our vertical retail strategy. In addition, we have continued to strengthen our senior management team in the areas of sourcing, quality and commercialization with key hires during the year.
Throughout fiscal 2013, we were able to grow our e-commerce business which we believe has further increased our brand awareness and has made our product available in new markets, including those outside of North America. While the pull-back of black Luon pants from our e-commerce sites negatively affected sales, net revenue from our direct to consumer channel increased 33% and represented 16.5% of total revenue in fiscal 2013 compared to 14.4% of total revenue in fiscal 2012 and 10.6% of total revenue in fiscal 2011. Continuing increases in traffic on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit a significant portion of our resources to further developing this channel.
We increased our store base through execution of our real estate strategy, when and where we saw opportunities for success. For example, we opened 43 net new corporate-owned stores in North America and Australia during fiscal 2013. Where we find opportunities for growth through opening showrooms, or other community presence efforts, we expect to expand our store base and therefore our business. Our growth strategy relies on expansion in North America, particularly in the United States. We also believe that international growth is an opportunity and are expanding our foothold in markets by establishing local community connections, distributing to strategic sales partners and opening showrooms where we believe our guests are shopping.
Fiscal 2014 will be an investment year, as we refocus on building a solid foundation to drive growth and expand our business. In addition to our plans for domestic and international expansion, we are also focused on initiatives related to rebuilding our brand experience, connecting with our guests and communities, and creating innovative, technical and beautiful product. We continue to invest in our product quality and supply chain, as we believe this is the foundation of our guest loyalty.

Our focus on building foundation will also extend to our other categories, including our men’s and ivivva business, where we see potential for future expansion. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to execute the initiatives which will continue to lead our profitable growth.
Operating Segment Overview
lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of February 2, 2014, our branded apparel was principally sold through 254 corporate-owned stores that are located in the United States, Canada, Australia and New Zealand and via our e-commerce websites through our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our customers while providing us with greater control of our brand. In fiscal 2013, 66% of our net revenue was derived from sales of our products in the United States, 29% of our net revenue was derived from sales of our products in Canada and 5% of our net revenue was derived from sales of our products outside of North America. In fiscal 2012, 61% of our net revenue was derived from sales of our products in the United States, 34% of our net revenue was derived from sales of our products in Canada and 5% of our net revenue was derived from sales of our products outside of North America. In fiscal 2011, 53% of our net revenue was derived from sales of our products in the United States, 43% of our net revenue was derived from sales of our products in Canada and 4% of our net revenue was derived from sales of our products outside of North America.
Our net revenue increased from $1.4 billion in fiscal 2012 to $1.6 billion in fiscal 2013, representing an annual growth rate of 16%. Our increase in net revenue from fiscal 2012 to fiscal 2013 resulted from the addition of 43 net new retail locations, and comparable store sales growth of 2% in fiscal 2013, excluding the impact of the 53rd week in fiscal 2012. Our total comparable sales, which includes comparable store sales and direct to consumer, were 7% in fiscal 2013, excluding the impact of the 53rd week in fiscal 2012. Our ability to open new stores and grow sales in existing stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting store environment and distinctive corporate culture are responsible for our strong financial performance.
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
As of February 2, 2014, we sold our products through 254 corporate-owned stores located in the United States, Canada, Australia, and New Zealand. We plan to increase our net revenue in North America and Australia by opening additional corporate-owned stores in new and existing markets. Corporate-owned stores accounted for 77.3% of total net revenue in fiscal 2013, 79.6% of total net revenue in fiscal 2012 and 81.6% of total net revenue in fiscal 2011.
As of February 2, 2014, our direct to consumer segment included our lululemon and ivivva e-commerce websites. E-commerce sales are taken directly from retail customers through www.lululemon.com and www.ivivva.com and other country and region specific websites. Our direct to consumer segment is an increasingly substantial part of our growth strategy, and now represents 16.5% of our net revenue compared to 14.4% in fiscal 2012 and 10.6% in fiscal 2011.
In addition to deriving revenue from sales through our corporate-owned stores and direct to consumer, we also derive other net revenue, which includes outlet, wholesale, and warehouse sales and as well as sales through a number of company-operated showrooms and temporary locations. Outlets as well as warehouse sales, which are typically held one or more times a year, are both to sell slow moving inventory or inventory from prior seasons to retail customers at discounted prices. Wholesale customers include select premium yoga studios, health clubs and fitness centers. Our showrooms are typically small locations that we open from time to time when we enter new markets and feature a limited selection of our product offering during select hours. Our temporary locations are typically opened for the holiday season in markets in which we may not already have a presence. We reacquired our four remaining franchise stores during fiscal 2011, and as such, franchise sales, which included inventory sales and royalties, are no longer a part of our other net revenue. Other net revenue accounted for 6.2% of total revenue in fiscal 2013 compared to 6.0% in fiscal 2012 and 7.8% of total net revenue in fiscal 2011.
We believe that our athletic apparel has and will continue to appeal to consumers outside of North America who value its technical attributes as well as its function and style. In 2004, we opened our first store in Australia which was operated under a franchise license. In fiscal 2009 we made a 13% equity investment in lululemon athletica australia Pty, our franchise operator. During fiscal 2010 we increased our investment to 80% which provided us with control over lululemon athletica australia Pty. During fiscal 2012 we purchased the remaining non-controlling interest in lululemon athletica australia Pty. In fiscal 2008, we opened our first company-operated showroom in Hong Kong and in fiscal 2012 we opened our first company-operated showroom in the United Kingdom. In fiscal 2013 we opened additional showrooms in Hong Kong and the United Kingdom, and opened showrooms for the first time in Germany, Singapore, the Netherlands, and China.
Basis of Presentation
Net revenue is comprised of:

•	corporate-owned store net revenue, which includes sales to customers through corporate-owned stores in the United States, Canada, Australia and New Zealand;

•	direct to consumer revenue, which includes sales from our e-commerce websites; and

•	other net revenue, which includes wholesale accounts, franchise sales, warehouse sales, outlets and sales from company-operated showrooms.
in each case, net of an estimated allowance for sales returns and discounts.
In addition, we separately track comparable store sales, which reflect net revenue at corporate-owned stores that have been open for at least 12 months. Therefore, net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable prior year sales. Non-comparable store sales include sales from new stores that have not been open or otherwise not operated by us for 12 months or from stores which have been significantly remodeled or relocated. Also included in non-comparable stores sales are sales from direct to consumer sales, outlets, wholesale, warehouse sales, showrooms, temporary locations, franchises, and sales from corporate-owned stores which we have closed. The 53rd week of fiscal 2012 is excluded from the calculation of comparable store sales.
We began to report total comparable sales in fiscal 2013, which combines comparable store sales and direct to consumer sales, excluding the 53rd week of sales from fiscal 2012. Our direct to consumer segment represents a growing portion of our net revenue as the shopping behavior of our guests evolves. Our approach to our guests supports this as it involves country and region specific websites, mobile/tablet devices in stores, social networks, and product notification emails. We therefore believe that reporting total comparable sales with comparable store sales and direct to consumer sales combined provides a more relevant metric, and we intend to continue reporting this in fiscal 2014.
By measuring the change in year-over-year net revenue in stores that have been open for 12 months or more as well as direct to consumer sales, total comparable sales allow us to evaluate our performance eliminating the impact of newly opened stores. Various factors affect comparable sales, including:

•	the location of new stores relative to existing stores;

•	consumer preferences, buying trends and overall economic trends;

•	our ability to anticipate and respond effectively to customer preferences for technical athletic apparel;

•	competition;

•	changes in our merchandise mix;

•	pricing;

•	the timing of our releases of new merchandise and promotional events;

•	the effectiveness of our grassroots marketing efforts;

•	the level of customer service that we provide in our stores and on our websites;

•	our ability to source and distribute products efficiently; and

•	the number of stores we open, close (including for temporary renovations) and expand in any period.
Opening new stores is an important part of our growth strategy. Accordingly, total comparable sales has limited utility for assessing the success of our growth strategy insofar as comparable sales do not reflect the performance of stores open less than 12 months.
Cost of goods sold includes:

•	the cost of purchased merchandise, which includes acquisition and production costs including raw material and labor, as applicable;

•	the cost incurred to deliver inventory to our distribution centers including freight, non-refundable taxes, duty and other landing costs;

•	the cost of our distribution centers (such as labor, rent and utilities) and the depreciation related to our distribution centers;

•	the cost of our production, merchandise and design departments including salaries, stock-based compensation and benefits, and operating expenses;

•	the cost of occupancy related to store operations (such as rent and utilities) and the depreciation related to store-level capital expenditures;

•	hemming; and

•	shrink and valuation reserves.
Cost of goods sold also may change as we open or close stores because of the resulting change in related occupancy costs. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise.
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold. Our selling, general and administrative expenses include marketing costs, accounting costs, information technology costs, human resource costs, professional fees, corporate facility costs, corporate and store-level payroll and benefits expenses, stock-based compensation and occupancy, depreciation and amortization expense for all assets other than depreciation expenses related to store-level capital expenditures and our distribution centers, each of which are included in cost of goods sold. We anticipate that our selling, general and administrative expenses will increase in absolute dollars due to anticipated continued growth of our corporate support staff and store-level employees.
Other income (expense), net includes interest earned on our cash balances and interest costs associated with our credit facilities and with letters of credit drawn under these facilities for the purchase of merchandise. We expect to continue to generate interest income to the extent that our cash generated from operations exceeds our cash used for investment. We have maintained relatively small outstanding balances on our credit facilities and expect to continue to do so for the foreseeable future.
Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically we had generated taxable income in Canada and we had generated tax losses in the United States. In fiscal 2010 we earned taxable income in the United States and fully utilized any net operating losses available from prior periods. We anticipate continued growth in the United States and consequently foresee an increase in taxable income reported. We have recorded net deferred tax assets in respect of deductible temporary differences of $14.3 million.
Our effective tax rates for fiscal 2013 and fiscal 2012 were lower than our effective tax rate for fiscal 2011 primarily due to the ongoing impact of revised intercompany pricing agreements. Our effective tax rate in fiscal 2013 was 29.6%, compared to 28.8% in fiscal 2012 and 36.1% in fiscal 2011.
We anticipate that in the future we may start to sell our products directly to some customers located in countries that we have not yet operated in, in which case we would become subject to taxation based on the foreign statutory rates in the countries where these sales take place and our effective tax rate could fluctuate accordingly.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(In thousands)
Consolidated statements of operations:
Net revenue	$1,591,188	$1,370,358	$1,000,839
Cost of goods sold	751,112	607,532	431,488
Gross profit	840,076	762,826	569,351
Selling, general and administrative expenses	448,718	386,387	282,393
Income from operations	391,358	376,439	286,958
Other income (expense), net	5,768	4,957	2,500
Income before provision for income taxes	397,126	381,396	289,458
Provision for income taxes	117,579	109,965	104,494
Net income	279,547	271,431	184,964
Net income attributable to non-controlling interest	—	875	901
Net income attributable to lululemon athletica inc.	$279,547	$270,556	$184,063

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(% of net revenue)
Net revenue	100.0	100.0	100.0
Cost of goods sold	47.2	44.3	43.1
Gross profit	52.8	55.7	56.9
Selling, general and administrative expenses	28.2	28.2	28.2
Income from operations	24.6	27.5	28.7
Other income (expense), net	0.4	0.3	0.2
Income before provision for income taxes	25.0	27.8	28.9
Provision for income taxes	7.4	8.0	10.4
Net income	17.6	19.8	18.5
Net income attributable to non-controlling interest	—	0.1	0.1
Net income attributable to lululemon athletica inc.	17.6	19.7	18.4
Comparison of Fiscal 2013 to Fiscal 2012
Net Revenue
Net revenue increased $220.8 million, or 16%, to $1.591 billion in fiscal 2013 from $1.370 billion in fiscal 2012. Assuming the average exchange rates in fiscal 2013 remained constant with the average exchange rates in fiscal 2012, our net revenue would have increased $247.0 million, or 18%. Total comparable sales, including comparable stores and direct to consumer, increased 7% in fiscal 2013, or 9% excluding the effect of foreign currency fluctuations.
The net revenue increase was driven by sales from new stores opened, the growth of our direct to consumer segment, and increased sales at locations in our comparable stores base. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores, that drove higher transactions per store in the United States.

Our net revenue on a segment basis for fiscal 2013 and fiscal 2012 are expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Fiscal Year Ended February 2, 2014 and February 3, 2013
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$1,228,999	$1,090,181	77.3	79.6
Direct to consumer	263,083	197,255	16.5	14.4
Other	99,106	82,922	6.2	6.0
Net revenue	$1,591,188	$1,370,358	100.0	100.0
Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $138.8 million, or 13%, to $1.229 billion in fiscal 2013 from $1.090 billion in fiscal 2012. The following contributed to the increase in net revenue from our corporate-owned stores segment:

•
Net revenue from corporate-owned stores we opened during fiscal 2013, and during fiscal 2012 prior to sales from such stores becoming part of our comparable stores base, contributed $138.0 million of the increase. New store openings in fiscal 2013 included three stores in Canada, including one ivivva branded store, 36 stores in the United States, including three ivivva branded stores, two stores in Australia, and two stores in New Zealand; and

•
Comparable store sales increase of 2% in fiscal 2013 resulted in a $19.5 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales increased 4%, or $37.3 million, in fiscal 2013.

The increase in net revenue was partially offset by $18.7 million of revenue from the 53rd week of fiscal 2012, which was excluded in the calculation of comparable store sales.
Direct to Consumer. Net revenue from our direct to consumer segment increased $65.8 million, or 33%, to $263.1 million in fiscal 2013 from $197.3 million in fiscal 2012, including $4.2 million of net revenue from the 53rd week of fiscal 2012. The increase in net revenue from our direct to consumer segment was a result of increasing traffic on our e-commerce websites.
Other. Net revenue from our other segment increased $16.2 million, or 20%, to $99.1 million in fiscal 2013 from $82.9 million in fiscal 2012, including $3.3 million of net revenue from the 53rd week of fiscal 2012. The increase in net revenue from our other segment was primarily due to increased sales from our outlets and showrooms sales channels. We continue to employ our other segment strategy to increase interest in our product in markets where we may not have corporate-owned stores.
Gross Profit
Gross profit increased $77.2 million, or 10%, to $840.1 million in fiscal 2013 from $762.8 million in fiscal 2012. Increased net revenue in all of our operating segments resulted in an increased gross profit. A $17.5 million charge related to the pull-back of black Luon pants was recorded in cost of sales during fiscal 2013.
The increase in gross profit was partially offset by increases in fixed costs, such as occupancy costs and depreciation, as well as increased costs related to our design, merchandising, and production departments.
Gross profit, as a percentage of net revenue, or gross margin, decreased 290 basis points, to 52.8% in fiscal 2013 from 55.7% in fiscal 2012. The decrease in gross margin resulted primarily from:

•
a decrease in product margin of 200 basis points due to a lower sales mix of higher margin core items related to the pull-back of black Luon pants, along with higher markdowns and an increase in provision for inventories charged to cost of sales; and

•	a non-recurring charge of 110 basis points related to the pull-back of black Luon pants in the first quarter of fiscal 2013.
The decrease in gross margin was partially offset by a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, and by leverage on fixed costs, such as depreciation and occupancy costs, which together contributed to an increase in gross margin of 20 basis points.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $62.3 million, or 16%, to $448.7 million in fiscal 2013 from $386.4 million in fiscal 2012. The increase in selling, general and administrative expenses was principally comprised of:

•
an increase in employee costs of $25.3 million as we experience natural growth in labor hours associated with new and existing corporate-owned stores, outlets, showrooms and other, as well as an increase in wages as we invest in our employees;

•	an increase in variable store costs of $9.5 million as a result of increased sales volume from new and existing corporate-owned stores, outlets, showrooms and other;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $7.3 million as a result of increased sales volume;

•	an increase in administrative costs related to our direct to consumer segment of $5.3 million associated with the growth in this channel and increased head count to support it;

•
an increase in head office employee costs of $5.7 million from increased head count incurred in order to position us for long-term growth, partially offset by decreased management incentive-based compensation and stock-based compensation;

•	an increase in other head office costs of $17.5 million as a result of the overall growth of our business and investment in strategic initiatives and projects; and

•
an increase in other costs, including occupancy costs and depreciation not included in cost of goods sold, of $9.6 million as a result of the expansion of our business and in order to position us for long-term growth.

The increase in selling, general and administrative expenses was partially offset by a $17.9 million increase in net foreign exchange gains which were primarily from our Canadian operating entity.
As a percentage of net revenue, selling, general and administrative expenses remained unchanged at 28.2% in both fiscal 2013 and fiscal 2012.
We expect selling, general and administrative expenses to increase throughout fiscal 2014 as we add administrative and sales personnel and increase our infrastructure to support the growth in our store base.
Income from Operations
Income from operations increased $14.9 million, or 4%, to $391.4 million in fiscal 2013 from $376.4 million in fiscal 2012. The increase was a result of increased gross profit of $77.2 million, partially offset by increased selling, general and administrative costs of $62.3 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.
On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.
Income from operations before general corporate expenses for fiscal 2013 and fiscal 2012 are expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of their respective operating segments below.

	Fiscal Year Ended February 2, 2014 and February 3, 2013
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$372,631	$375,461	30.3	34.4
Direct to consumer	109,569	84,677	41.6	42.9
Other	16,107	19,928	16.3	24.0
Income from operations before general corporate expense	498,307	480,066
General corporate expense	106,949	103,627
Income from operations	$391,358	$376,439

Corporate-Owned Stores. Income from operations from our corporate-owned stores segment decreased $2.8 million, or 1%, to $372.6 million for fiscal 2013 from $375.5 million for fiscal 2012 primarily due to an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and a $17.5 million charge related to the pull-back of black Luon pants, which was partially offset by an increase of $36.9 million in gross profit. Income from operations as a percentage of corporate-owned stores revenue decreased by 410 basis points primarily from a decrease in gross margin due to a lower mix of higher margin core items related to the pull-back of black Luon pants.
Direct to consumer. Income from operations from our direct to consumer segment increased $24.9 million, or 29%, to $109.6 million in fiscal 2013 from $84.7 million in fiscal 2012 due to increased sales through our e-commerce website, with gross profit increasing $36.0 million over fiscal 2012. Income from operations as a percentage of direct to consumer revenue decreased by 130 basis points in fiscal 2013 compared to fiscal 2012.
Other. Income from operations from our other segment decreased $3.8 million, or 19%, to $16.1 million in fiscal 2013 from $19.9 million in fiscal 2012. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
General Corporate Expense. General corporate expenses increased $3.3 million, or 3%, to $107.0 million in fiscal 2013 from $103.6 million in fiscal 2012. This increase was primarily due to an increase in expenses related to our head office growth of $28.9 million, which was largely related to the growth of our of our information technology and human resources departments as well as the overall growth of our business, and increased professional fees related to investment in strategic initiatives and projects. Increased depreciation and amortization expense of $3.3 million also contributed to the increase in general corporate expense. The increase in general corporate expense was offset by an increase of $17.9 million in net foreign exchange gains which were primarily from our Canadian operating entity as well as decreased management incentive-based compensation of $5.0 million and decreased stock-based compensation expense of $4.9 million. General corporate expenses are expected to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our corporate-owned stores, direct to consumer and other segments.
Other Income (Expense), Net
Other income (expense), net increased $0.8 million, to $5.8 million in fiscal 2013 from $5.0 million in fiscal 2012. The increase was primarily a result of increased interest income earned in fiscal 2013 compared to fiscal 2012 on our increased cash balances.
Provision for Income Taxes
Provision for income taxes increased $7.6 million, or 7%, to $117.6 million in fiscal 2013 from $110.0 million in fiscal 2012. In fiscal 2013, our effective tax rate was 29.6% compared to 28.8% in fiscal 2012.
Net Income
Net income increased $9.0 million, or 3%, to $279.5 million in fiscal 2013 from $270.6 million in fiscal 2012. The increase in net income in fiscal 2013 was primarily due to a $77.2 million increase in gross profit resulting from sales growth at existing and additional corporate-owned stores opened during fiscal 2013 and increasing traffic on our e-commerce website and the addition of regional websites and a $0.8 million increase in other income (expense), net, offset by an increase of $62.3 million in selling, general and administrative expenses, and an increase of $7.6 million in provision for income taxes.
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

•	Net revenue of $18.7 million from the 53rd week of fiscal 2012, which was excluded in the calculation of comparable store sales.
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

	Fiscal Year Ended February 3, 2013 and January 29, 2012
	2012	2011	2012	2011
	(In thousands)		(Percentages)
Corporate-owned stores	$375,461	$297,809	34.4	36.5
Direct to consumer	84,677	44,175	42.9	41.6
Other	19,928	21,103	24.0	27.2
Income from operations before general corporate expense	480,066	363,087
General corporate expense	103,627	76,129
Income from operations	$376,439	$286,958
Corporate-Owned Stores. Income from operations from our corporate-owned stores segment increased $77.7 million, or 26%, to $375.5 million for fiscal 2012 from $297.8 million for fiscal 2011 primarily due to an increase of $137.1 million in gross profit, which was offset partially by a natural increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and net revenue growth at existing stores. Income from operations as a percentage of corporate-owned stores revenue decreased by 210 basis points primarily from a decrease in gross margin related to increased product costs.
Direct to consumer. Income from operations from our direct to consumer segment increased $40.5 million, or 92%, to $84.7 million in fiscal 2012 from $44.2 million in fiscal 2011 due to increased sales through our e-commerce website and the addition of regional websites, with gross profit increasing $56.2 million over fiscal 2011. Income from operations as a percentage of direct to consumer revenue increased by 130 basis points in fiscal 2012 compared to fiscal 2011 due to leverage on fixed costs.
Other. Income from operations from our other segment decreased $1.2 million, or 6%, to $19.9 million in fiscal 2012 from $21.1 million in fiscal 2011. The decrease was primarily the result of our reacquisition of our four remaining franchise stores during fiscal 2011, as revenue from these stores is now included in our corporate-owned stores segment. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
General Corporate Expense. General corporate expenses increased $27.5 million, or 36%, to $103.6 million in fiscal 2012 from $76.1 million in fiscal 2011. This increase was primarily due to an increase in expenses related to our head office growth of $19.4 million, which was largely related to the growth of our information technology department for systems implementations and infrastructure investments, our human resources department as a result of the overall growth of our business, and increased professional fees related to investment in strategic initiatives and projects. General corporate expenses also increased as a result of increased stock-based compensation expense of $4.7 million and increased depreciation and amortization expense of $3.3 million. General corporate expenses are expected to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our corporate-owned stores, direct to consumer and other segments.
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
As of February 2, 2014, our working capital (excluding cash and cash equivalents) was $130.7 million and our cash and cash equivalents were $698.6 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(In thousands)
Total cash provided by (used in):
Operating activities	$278,339	$280,113	$203,615
Investing activities	(106,408)	(93,229)	(122,311)
Financing activities	8,907	(5,491)	15,364
Effect of exchange rate changes	(72,368)	(651)	(3,517)
Increase in cash and cash equivalents	$108,470	$180,742	$93,151
Operating Activities
Operating Activities consist primarily of net income adjusted for certain non-cash items, including provision for inventories, depreciation and amortization, stock-based compensation expense and the effect of changes in non-cash working capital items, principally accounts payable, inventories, prepaid expenses, income taxes payable, and accrued compensation and related expenses.
In fiscal 2013, cash provided by operating activities decreased $1.8 million, to $278.3 million compared to cash provided by operating activities of $280.1 million in fiscal 2012. The decrease was primarily a result of a decrease in income taxes payable and accrued compensation and related benefits, partially offset by increased accounts payable. The net increase in items not affecting cash was primarily due to an increase in depreciation related to our increased store base.
Depreciation and amortization relate almost entirely to leasehold improvements, furniture and fixtures, computer hardware and software, equipment and vehicles in our stores and other corporate buildings.
Depreciation and amortization increased $6.1 million to $49.1 million in fiscal 2013 from $43.0 million in fiscal 2012. Depreciation for our corporate-owned store segment was $31.3 million, $27.5 million, and $18.5 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Depreciation for our direct to consumer segment was $4.6 million, $3.4 million and $2.4 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Depreciation related to corporate activities was $13.1 million, $12.1 million, and $9.4 million fiscal 2013, fiscal 2012 and fiscal 2011, respectively. We have not allocated any depreciation to our other segment as these amounts to date have been immaterial.
Investing Activities
Investing Activities relate primarily to capital expenditures.
Cash used in investing activities increased $13.2 million, to $106.4 million in fiscal 2013 from $93.2 million in fiscal 2012. Capital expenditures for our corporate-owned stores segment were $60.2 million in fiscal 2013 which included $31.3 million to open 45 corporate-owned stores and $64.9 million in fiscal 2012 which included $29.8 million to open 37 corporate-owned stores. The remaining capital expenditures for our corporate-owned stores segment in each period were for ongoing store refurbishment. Capital expenditures for our direct to consumer segment were $6.0 million and $4.9 million in fiscal 2013 and fiscal 2012, respectively. Capital expenditures related to corporate activities and administration were $40.2 million and $23.5 million in fiscal 2013 and fiscal 2012, respectively. The capital expenditures in each period for corporate activities and administration were for improvements at our head office and other corporate buildings as well as investments in information technology and business systems.
Capital expenditures are expected to range between $105 million and $110 million in fiscal 2014, including approximately $35 million for approximately 42 new stores and the remainder reflecting renovation capital for existing stores, information technology enhancements and other corporate activities.
Financing Activities
Financing Activities consist primarily of cash received on the exercise of stock options, excess tax benefits from stock-based compensation and cash paid to acquire the remaining non-controlling interest in Australia. Cash provided by financing activities increased $14.4 million, to cash provided of $8.9 million in fiscal 2013 from cash used of $5.5 million in fiscal 2012. The cash used in financing activities for fiscal 2012 included $26.0 million for the purchase of the non-controlling interest in lululemon australia.

We believe that our cash from operations and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 24 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in "Risk Factors." In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or other systems, which we would expect to fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.
Revolving Credit Facility
On November 22, 2013, we entered into unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch, which replaced our 2007 credit facility. The credit facilities provide us with available borrowings in a total amount of $15.0 million. Borrowings under the credit facilities must be repaid in full on demand and are available by way of U.S. or Canadian denominated advances, letters of credit or depository bills. Advances denominate in U.S. Dollars bear interest on the outstanding balance at a rate equal to U.S. LIBOR plus 100 basis points or the U.S. prime rate, at our option. Advances denominated in Canadian Dollars bear interest on the outstanding balance at a rate equal to the Bankers Acceptance Rate plus 100 basis points or the Canadian prime rate, at our option. Borrowings drawn down under standby letters of credit will bear a fee of 100 basis points and borrowings drawn down under commercial letters of credit will bear the banks' standard pricing. We are also required to pay a quarterly commitment fee of 10 basis points on the unused portion of the facility. Our wholly-owned subsidiary, lululemon usa inc., has provided a guarantee to the bank counter-parties under the facilities. The revolving credit facilities are unsecured, with a negative pledge on assets subject to permitted encumbrances, and no financial covenants. As of February 2, 2014, aside from letters of credit, we had $nil in borrowings outstanding under these credit facilities.
Contractual Obligations and Commitments
Leases. We lease certain corporate-owned store locations, storage spaces, building and equipment under non-cancelable operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. Our leases expire at various dates between one and 10 years, excluding extensions at our option. A substantial number of our leases for corporate-owned store premises include renewal options and certain of our leases include rent escalation clauses, rent holidays and leasehold rental incentives, none of which are reflected in the following table. Most of our leases for corporate-owned store premises also include contingent rental payments based on sales volume, the impact of which also are not reflected in the following table. The following table summarizes our contractual arrangements as of February 2, 2014, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Operating Leases (minimum rent)	$350,168	$70,913	$69,209	$65,421	$54,261	$37,979	$52,385
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of February 2, 2014, letters of credit and letters of guarantee totaling $1.1 million have been issued.
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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:
Revenue Recognition. Net revenue is comprised of corporate-owned store net revenue, direct to consumer sales through www.lululemon.com, www.ivivva.com and other country and region specific websites, and other net revenue, which includes, sales to wholesale accounts, warehouse sales, franchise royalties as well as sales of products to franchisees, and sales from company-operated showrooms, in each case, net of an estimated allowance for sales returns and discounts. Sales to customers through corporate-owned stores and company-operated showrooms are recognized at the point of sale, net of an estimated allowance for sales returns. Direct to consumer sales are recognized when goods are shipped and collection is reasonably assured, net of an estimated allowance for sales returns. Other net revenue related to franchise royalties are recognized when earned, in accordance with the terms of the franchise/license agreements. Royalties are based on a percentage of the franchisees' sales and recognized when those sales occur. Other net revenue related to warehouse sales is recognized when these sales occur. Amounts billed to customers for shipping and handling are recognized at the time of shipment.
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
Revenue from our gift cards are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in "Unredeemed gift card liability" on the consolidated balance sheets. There are no expiration dates on our gift cards, and lululemon does not charge any service fees that cause a decrement to customer balances.
While we will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in "Net revenue."
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
We periodically review our inventories and make provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the book cost of the inventory and its estimated market value based upon assumptions about future demands, selling prices and market conditions. In addition, as part of inventory valuations, we provide for inventory shrinkage based on historical trends from actual physical inventories. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. We perform physical inventory counts throughout the year and adjust the shrink provision accordingly. In fiscal 2013, we wrote-off $30.2 million of inventory, including $17.5 million related to the pull-back of black Luon pants, and in fiscal 2012 we wrote-off $6.4 million of inventory.
Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Direct internal and external costs related to software used for internal purposes which are incurred during the application development stage or for upgrades that add functionality are capitalized. All other costs related to internal use software are expensed as incurred. Buildings are depreciated on a straight-line basis over the expected useful life of the asset, which ranges from 10 to 20 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the length of the lease, without consideration of option renewal periods and the estimated useful life of the assets, up to a maximum of five years. All other property and equipment are depreciated using the declining balance method as follows:

Furniture and fixtures	20%
Computer hardware and software	30%
Equipment and vehicles	30%
We recognize a liability for the fair value of a required asset retirement obligation, or ARO, when such obligation is incurred. Our AROs are primarily associated with leasehold improvements which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management's judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations.
We recognize a liability for a cost associated with a lease exit activity when such obligation is incurred. A lease exit activity is measured initially at its fair value in the period in which the liability is incurred. We estimate fair value at the cease-use date of its operating leases as the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even where we do not intend to enter into a sublease. Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from that used in the initial estimate. Lease exit costs are included in provision for impairment and lease exit costs.
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
We file income tax returns in the United States, Canada and various foreign and state jurisdictions. The 2011 to 2013 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2008 tax year is still open for certain state tax authorities. The 2008 to 2013 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. Our policy is to recognize interest expense and penalties related to income tax matters as a selling, general and administrative expense. At February 2, 2014, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Our intercompany transfer pricing policies are currently subject to audits by various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.
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
Foreign Currency Exchange Risk. We currently generate a significant portion of our net revenue in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. Historically, our operations were based largely in Canada. As of February 2, 2014, we operated 54 stores in Canada. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize net revenue from sales in Canada in Canadian dollars, and the U.S. dollar has strengthened during fiscal 2013, it has had a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, the loss in net revenue was partially offset by lower cost of sales and lower selling, general and administrative expenses that are generated in Canadian dollars. A 10% depreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.8 million in fiscal 2013 and approximately $5.5 million in fiscal 2012. To the extent the ratio between our net revenue generated in Canadian dollars increases as compared to our expenses generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.3 million in fiscal 2013 and approximately $0.9 million in fiscal 2012. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. In November 2013, we entered into unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch. The revolving credit facilities provide us with available borrowings in amount up to $15.0 million total. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of February 2, 2014 we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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
We have audited the accompanying consolidated balance sheets of lululemon athletica inc. and its subsidiaries as of February 2, 2014 and February 3, 2013 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the 52, 53, and 52 week periods ended February 2, 2014, February 3, 2013, and January 29, 2012, respectively. In addition, we have audited the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited lululemon athletica inc.'s and its subsidiaries' internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the company's internal control over financial reporting based on our integrated audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and the financial statement schedule are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of lululemon athletica inc. and its subsidiaries as of February 2, 2014 and February 3, 2013 and the results of their operations and their cash flows for the 52, 53, and 52 week periods ended February 2, 2014, February 3, 2013, and January 29, 2012, respectively, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, lululemon athletica inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC
March 26, 2014

lululemon athletica inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	February 2, 2014	February 3, 2013
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$698,649	$590,179
Accounts receivable	11,903	6,351
Inventories	186,090	155,222
Prepaid expenses and other current assets	46,197	35,301
	942,839	787,053
Property and equipment, net	255,603	214,639
Goodwill and intangible assets, net	28,201	30,201
Deferred income tax asset	18,300	15,033
Other non-current assets	4,745	4,152
	$1,249,688	$1,051,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,647	$1,045
Accrued liabilities	42,310	30,032
Accrued compensation and related expenses	19,445	27,530
Income taxes payable	769	39,637
Unredeemed gift card liability	38,343	35,113
	113,514	133,357
Non-current liabilities	39,492	30,422
	153,006	163,779
Stockholders' equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 29,955 and 32,065	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 29,955 and 32,065	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 115,342 and 112,371	577	562
Additional paid-in capital	240,351	221,372
Retained earnings	923,822	644,275
Accumulated other comprehensive (loss) income	(68,068)	21,090
	1,096,682	887,299
	$1,249,688	$1,051,078

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(Amounts in thousands, except per share amounts)
Net revenue	$1,591,188	$1,370,358	$1,000,839
Cost of goods sold	751,112	607,532	431,488
Gross profit	840,076	762,826	569,351
Selling, general and administrative expenses	448,718	386,387	282,393
Income from operations	391,358	376,439	286,958
Other income (expense), net	5,768	4,957	2,500
Income before provision for income taxes	397,126	381,396	289,458
Provision for income taxes	117,579	109,965	104,494
Net income	279,547	271,431	184,964
Net income attributable to non-controlling interest	—	875	901
Net income attributable to lululemon athletica inc.	$279,547	$270,556	$184,063
Basic earnings per share	$1.93	$1.88	$1.29
Diluted earnings per share	$1.91	$1.85	$1.27
Basic weighted-average number of shares outstanding	144,913	144,000	143,196
Diluted weighted-average number of shares outstanding	146,043	145,806	145,278
Other comprehensive (loss) income:
Foreign currency translation adjustment	(89,158)	(459)	1,220
Comprehensive income	$190,389	$270,097	$185,283

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Exchangeable Stock		Special Voting Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non- Controlling Interest	Total
	(Amounts in thousands)
Balance at January 30, 2011	35,636	$—	35,636	$—	106,756	$534	$179,870	$189,656	$20,329	$390,389	$3,904	$394,293
Net income attributable to lululemon athletica inc.								184,063		184,063		184,063
Foreign currency translation adjustment									1,220	1,220		1,220
Stock-based compensation							10,340			10,340		10,340
Excess tax benefit from stock-based compensation							5,750			5,750		5,750
Common stock issued upon exchange of exchangeable shares	(2,224)	—	(2,224)	—	2,224	11	(11)			—		—
Restricted share issuance					4	—	—			—		—
Stock option exercises					1,151	6	9,608			9,614		9,614
Non-controlling interest:
Net income attributable to non-controlling interests											901	901
Balance at January 29, 2012	33,412	$—	33,412	$—	110,135	$551	$205,557	$373,719	$21,549	$601,376	$4,805	$606,181
Net income attributable to lululemon athletica inc.								270,556		270,556		270,556
Foreign currency translation adjustment									(459)	(459)		(459)
Stock-based compensation							15,637			15,637		15,637
Excess tax benefit from stock-based compensation							9,901			9,901		9,901
Common stock issued upon exchange of exchangeable shares	(1,347)	—	(1,347)	—	1,347	7	(7)			—		—
Restricted share issuance					16	—	—			—		—
Stock option exercises					873	4	11,010			11,014		11,014
Registration fees associated with shelf registration statement							(393)			(393)		(393)
Non-controlling interest:
Net income attributable to non-controlling interests											875	875
Purchase of remaining non- controlling interests							(20,333)			(20,333)	(5,680)	(26,013)
Balance at February 3, 2013	32,065	$—	32,065	$—	112,371	$562	$221,372	$644,275	$21,090	$887,299	$—	$887,299
Net income attributable to lululemon athletica inc.								279,547		279,547		279,547
Foreign currency translation adjustment									(89,158)	(89,158)		(89,158)
Stock-based compensation							10,087			10,087		10,087
Excess tax benefit from stock-based compensation							6,457			6,457		6,457
Common stock issued upon exchange of exchangeable shares	(2,110)		(2,110)	—	2,110	11	(11)			—		—
Restricted share issuance					58	—	—			—		—
Stock option exercised					686	3	8,168			8,171		8,171
Common stock issued upon settlement of performance stock units					208	1	(1)			—		—
Shares withheld related to net share settlement of performance-based restricted stock units					(91)	—	(5,721)			(5,721)		(5,721)
Balance at February 2, 2014	29,955	$—	29,955	$—	115,342	$577	$240,351	$923,822	$(68,068)	$1,096,682	$—	$1,096,682

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(Amounts in thousands)
Cash flows from operating activities
Net income	$279,547	$271,431	$184,964
Items not affecting cash
Depreciation and amortization	49,068	43,000	30,259
Stock-based compensation	10,087	15,637	10,340
Derecognition of unredeemed gift card liability	(4,654)	(1,351)	(1,775)
Deferred income taxes	820	(6,445)	(693)
Excess tax benefits from stock-based compensation	(6,457)	(9,901)	(5,750)
Other, including net changes in other non-cash balances
Prepaid tax installments	3,067	(7,812)	(4,030)
Other prepaid expenses and other current assets	(14,408)	(10,492)	5,374
Inventories	(37,407)	(51,022)	(46,072)
Accounts payable	11,627	(13,481)	7,861
Accrued liabilities	13,722	(208)	1,027
Sales tax collected	161	(4,232)	8,232
Income taxes payable	(35,075)	30,951	(3,951)
Accrued compensation and related expenses	(6,282)	4,695	5,976
Deferred gift card revenue	9,306	13,711	6,110
Other non-cash balances	5,217	5,632	5,743
Net cash provided by operating activities	278,339	280,113	203,615
Cash flows from investing activities
Purchase of property and equipment	(106,408)	(93,229)	(116,657)
Acquisition of franchises	—	—	(5,654)
Net cash used in investing activities	(106,408)	(93,229)	(122,311)
Cash flows from financing activities
Proceeds from exercise of stock options	8,171	11,014	9,614
Excess tax benefits from stock-based compensation	6,457	9,901	5,750
Registration fees associated with shelf registration statement	—	(393)	—
Purchase of non-controlling interest	—	(26,013)	—
Taxes paid related to net share settlement of equity awards	(5,721)	—	—
Net cash provided by (used in) financing activities	8,907	(5,491)	15,364
Effect of exchange rate changes on cash	(72,368)	(651)	(3,517)
Increase in cash and cash equivalents	108,470	180,742	93,151
Cash and cash equivalents, beginning of period	$590,179	$409,437	$316,286
Cash and cash equivalents, end of period	$698,649	$590,179	$409,437

See accompanying notes to the consolidated financial statements lululemon athletica inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and store count information, unless otherwise indicated)

1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce and through a network of wholesale accounts. The Company's primary markets are the United States, Canada, Australia, and New Zealand, where 171, 54, 25, and four corporate-owned stores, respectively, were in operation as at February 2, 2014. There were 254, 211, and 174 corporate-owned stores in operation as at February 2, 2014, February 3, 2013, and January 29, 2012, respectively.
Basis of presentation
The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company and its subsidiary companies during the three-year period ended February 2, 2014. The consolidated financial statements have been prepared using the U.S. dollar and are presented in accordance with United States generally accepted accounting principles ("GAAP").
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
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2013 is a 52 week year whereas fiscal 2012 was a 53 week year. Net sales numbers for fiscal 2012 include this additional week; however, comparable stores sales calculations exclude the 53rd week. Fiscal 2013, 2012 and 2011 ended on February 2, 2014, February 3, 2013, and January 29, 2012, respectively.
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The consolidated financial statements include the accounts of lululemon athletica inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated. The results of operations of lululemon athletica australia Pty attributable to the non-controlling interest for fiscal 2012 and fiscal 2011 are presented within equity and net income, and are shown separately from the Company's equity and net income attributable to the Company.
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand, bank balances and short-term deposits with original maturities of less than three months. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.
Accounts receivable
Accounts receivable primarily arise out of sales to wholesale accounts and landlord deferred lease inducements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable and is reviewed monthly. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As at February 2, 2014, February 3, 2013 and January 29, 2012 the Company recorded an insignificant allowance for doubtful accounts.
Inventories
Inventories, consisting of finished goods and raw materials, are stated at the lower of cost and market value. Cost is determined using weighted-average costs. For finished goods, market is defined as net realizable value, and for raw materials, market is defined as replacement cost. Cost of inventories includes acquisition and production costs including raw material and labor, as applicable, and all costs incurred to deliver inventory to the Company's distribution centers including freight, non-refundable taxes, duty and other landing costs.
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
Buildings are depreciated on a straight-line basis over the expected useful life of the asset, which ranges from 10 to 20 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the length of the lease, without consideration of option renewal periods, and the estimated useful life of the improvement, to a maximum of five years. All other property and equipment are depreciated using the declining balance method as follows. Depreciation commences when an asset is ready for its intended use.

Furniture and fixtures	20%
Computer hardware and software	30%
Equipment and vehicles	30%
Goodwill and intangible assets
Intangible assets are recorded at cost. Reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives of 10 years.
Goodwill represents the excess of the net assets acquired and liabilities assumed over the aggregate of the consideration transferred, the fair value of any non-controlling interest in the acquiree and the acquisition-date fair value of the Company's previously held equity interest. Goodwill and intangible assets with indefinite lives are tested annually for impairment or more frequently when an event or circumstance indicates that goodwill or indefinite life intangible assets might be impaired. The Company's operating segment for goodwill is its corporate-owned stores.
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
The Company recognizes a liability for the fair value of a required asset retirement obligation ("ARO") when such obligation is incurred. The Company's AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management's judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations.
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
Revenue recognition
Net revenue includes sales of apparel to customers through corporate-owned and operated retail stores, direct to consumer through www.lululemon.com, www.ivivva.com and other country and region specific websites, outlet sales, sales through a network of wholesale accounts, warehouse sales, and sales from company-operated showrooms and temporary locations.
Sales to customers through corporate-owned retail stores are recognized at the point of sale, net of an estimated allowance for sales returns.
Sales of apparel to customers through the Company's retail internet site are recognized when goods are shipped, and collection is reasonably assured, net of an estimated allowance for sales returns.
Sales of apparel to wholesale accounts are recognized when goods are shipped and collection is reasonably assured.
All revenue is reported net of sales taxes collected for various governmental agencies.
Revenue from the Company's gift cards is recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in "Unredeemed gift card liability" on the consolidated balance sheets. There are no expiration dates on the Company's gift cards, and lululemon does not charge any service fees that cause a decrement to customer balances.
While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in "Net revenue." For the years ended February 2, 2014, February 3, 2013 and January 29, 2012, net revenue recognized on unredeemed gift card balances was $4,654, $1,351, and $1,775, respectively.
Cost of goods sold
Cost of goods sold includes the cost of purchased merchandise, including in-bound freight, duty and nonrefundable taxes incurred in delivering the goods to the Company's distribution centers. It also includes all occupancy costs such as minimum rent, contingent rent where applicable, property taxes, utilities and depreciation expense for the Company's corporate-owned store locations and all costs incurred in operating the Company's distribution centers and production, design and merchandise departments, hemming and shrink and valuation reserves. Production, design, merchandise and distribution center costs include salaries and benefits as well as operating expenses, which include occupancy costs and depreciation expense for the Company's distribution centers.
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
The recognition of a deferred income tax asset is based primarily on management's forecasts, including current and proposed tax legislation, current and anticipated taxable income, utilization of previously unrealized non-operating loss carryforwards and regulatory reviews of tax filings. Given the judgments and estimates required and the sensitivity of the results to the significant assumptions used, the accounting estimates used in relation to the recognition of deferred income tax assets are subject to measurement uncertainty and are susceptible to a material change if the underlying assumptions change.
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
The Company files income tax returns in the United States, Canada and various foreign and state jurisdictions. The 2011 to 2013 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2008 tax year is still open for certain state tax authorities. The 2008 to 2013 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company's policy is to recognize interest expense and penalties related to income tax matters as a selling, general and administrative expense. At February 2, 2014, the Company does not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Intercompany transfer pricing policies are currently subject to audits by various foreign tax jurisdictions. Although management believes that the Company's intercompany transfer pricing policies and tax positions are reasonable, the final determination of tax audits or potential tax disputes may be materially different from that which is reflected in the Company's income tax provisions and accruals.
Currency translation
The functional currency for each entity included in these consolidated financial statements that is domiciled outside of the United States (the foreign entities) is the applicable local currency. Assets and liabilities of each foreign entity are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in other comprehensive income or loss, which is a component of accumulated other comprehensive income or loss included in stockholders' equity.
Foreign currency transactions denominated in a currency other than an entity's functional currency are remeasured into the functional currency with any resulting gains and losses included in income, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature.
Fair value of financial instruments
The Company's financial instruments consist of cash and cash equivalents, accounts receivable, trade accounts payable, accrued liabilities, and other liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. All foreign exchange gains or losses are recorded in the consolidated statements of operations under selling, general and administrative expenses. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Foreign exchange risk
A significant portion of the Company's sales are denominated in Canadian dollars. The Company's exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. This exposure is partly mitigated by a natural hedge in that a significant portion of the Company's operating costs are also denominated in Canadian dollars. The Company is also exposed to changes in interest rates. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates, or interest rates on net income and cash flows.
The aggregate foreign exchange gains (losses) included in income amount to $17,314, $(625), and $(759) for the years ended February 2, 2014, February 3, 2013, and January 29, 2012, respectively.
Concentration of credit risk
The Company is not exposed to significant credit risk on its cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are held with high quality financial institutions. Trade accounts receivable are primarily from wholesale accounts. The Company does not require collateral to support the trade accounts receivable; however, in certain circumstances, the Company may require parties to provide payment for goods prior to delivery of the goods. The accounts receivable are net of an allowance for doubtful accounts, which is established based on management's assessment of the credit risks of the underlying accounts.
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
Earnings per share
Earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders for the period by the diluted weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options and performance-based restricted stock units using the treasury stock method.
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
Recently issued accounting standards
In March 2013, the FASB amended ASC Topic 830 Foreign Currency Matters ("ASC 830") regarding cumulative translation adjustment derecognition guidance in particular when (i) an entity ceases to have a controlling financial interest in certain subsidiaries or groups of assets within a foreign entity, or (ii) there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. This guidance is effective for public entities for years, and interim periods within those years, beginning after December 15, 2013. The Company adopted the amendment in fiscal 2013 with no material impact on the Company's consolidated financial statements.
In January 2013, the FASB amended ASC Topic 210 Balance Sheet ("ASC 210") to clarify the scope of the required enhanced disclosures that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on a company's financial position, including the effect or potential effect of rights of setoff associated within scope assets and liabilities. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with ASC

210-20-45 or ASC 815-10-45. This guidance is effective for annual periods beginning on or after January 1, 2013. The Company adopted the amendment in the first quarter of fiscal 2013 with no material impact on the Company's consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation.
3 INVENTORIES

	February 2, 2014	February 3, 2013
Finished goods	$196,288	$163,008
Raw materials	4	583
Provision for obsolescence and shrink	(10,202)	(8,369)
	$186,090	$155,222
4 PROPERTY AND EQUIPMENT

	February 2, 2014	February 3, 2013
Land	$67,903	$72,679
Buildings	20,407	10,969
Leasehold improvements	140,748	109,233
Furniture and fixtures	41,400	30,907
Computer hardware and software	100,034	81,099
Equipment and vehicles	4,108	1,486
Accumulated depreciation	(118,997)	(91,734)
	$255,603	$214,639
Included in the cost of property and equipment are capitalized software costs of $1,697 and $1,177 at February 2, 2014 and February 3, 2013, respectively, associated with internally developed software.
Depreciation expense related to property and equipment was $48,177, $41,671 and $28,945 for the years ended February 2, 2014, February 3, 2013, and January 29, 2012, respectively.
5 GOODWILL AND INTANGIBLE ASSETS

	February 2, 2014	February 3, 2013
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(217)	564
	25,279	26,060
Intangibles—reacquired franchise rights	$10,630	$10,630
Accumulated amortization	(7,830)	(6,939)
Changes in foreign currency exchange rates	122	450
	2,922	4,141
Total goodwill and intangibles	$28,201	$30,201

Amortization expense related to intangible assets was $891, $1,329, and $1,314 for the years ended February 2, 2014, February 3, 2013, and January 29, 2012, respectively. The estimated aggregate amortization expense is as follows:

Fiscal Year
2014	$938
2015	898
2016	747
2017	265
2018	74
Thereafter	—
$2,922
Reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives. The weighted-average remaining useful lives of the reacquired franchise rights was 2.49 years as at February 2, 2014 and 3.26 years years as at February 3, 2013. Goodwill is reviewed for impairment annually, or as events occur or circumstances arise which may reduce the fair value of goodwill below carrying value.
6 ACCRUED LIABILITIES

	February 2, 2014	February 3, 2013
Inventory purchases	$12,715	$7,633
Sales tax collected	8,341	8,501
Accrued rent	5,936	5,688
Other	15,318	8,210
	$42,310	$30,032
7 NON-CURRENT LIABILITIES

	February 2, 2014	February 3, 2013
Deferred lease liability	$17,994	$16,785
Tenant inducements	17,521	13,637
Deferred income tax liability	3,977	—
	$39,492	$30,422
8 LONG-TERM DEBT AND CREDIT FACILITIES
In November 2013, the Company canceled the uncommitted senior secured demand revolving credit facility with Royal Bank of Canada that it had entered into in April 2007. In November 2013 the Company entered into unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch for up to $15,000 total to support the issuance of letters of credit and to fund the working capital requirements of the Company. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the Company.
Borrowings under the credit facility can be made either as (i) US Dollar Loans - US Dollar Loans will bear interest a rate equal to US LIBOR plus 100 basis points or US prime rate, at the Company's option; (ii) Letters of Credit - Borrowings drawn down under standby letters of credit issued by the banks will bear a fee of 100 basis points; and (iii) CDN Dollar Loans - CDN Dollar Loans will bear interest at a rate equal to Bankers Acceptance plus 100 basis points or the Canadian Prime Rate, at the Company's option.
At February 2, 2014, there were no borrowings outstanding under these credit facilities. At February 2, 2014, letters of credit totaling USD $1.1 million had been issued outside of this facility.

9 STOCKHOLDERS' EQUITY
Authorized share capital
On June 8, 2011 the Company's stockholders approved a two-for-one stock split (the "Stock Split") of the Company's common stock and an increase in the Company's authorized common stock from 200,000 shares to 400,000 shares. Shares of the Company's common stock began trading on a post-split basis on July 12, 2011 on the Nasdaq Stock Market. In connection with the Stock Split, the stockholders also approved a two-for-one split of the Company's special voting stock and an increase in the Company's authorized special voting stock from 30,000 to 60,000. Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the Company, effected a two-for-one stock split of the exchangeable shares (which are exchangeable for an equal number of shares of the Company's common stock) in connection with the Stock Split.
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
Purchase of non-controlling interest
In August 2012, the Company purchased the non-controlling interest in lululemon athletica Australia Pty Ltd ("lululemon australia") for $26,013. lululemon australia is engaged in the distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned retail locations and through a network of wholesale accounts, in Australia and New Zealand. The Company previously accounted for its 80 percent interest in lululemon australia as a subsidiary with non-controlling interest.
As a result of the transaction, the carrying amount of $5,680 of the non-controlling interest was reduced to $nil. The Company's equity was reduced by $20,333, the excess of the purchase price over the net adjustments, as a charge to additional paid in capital.
10 STOCK-BASED COMPENSATION
Stock-based compensation plans
The Company's employees participate in various stock-based compensation plans which are provided by the Company directly.
In July 2007, the Company's Board of Directors adopted, and the Company's stockholders approved the 2007 Equity Incentive Plan ("2007 Plan"). The 2007 Plan provides for the grants of stock options, stock appreciation rights, performance-based restricted stock unitss, restricted stock or restricted stock units to employees (including officers and directors who are also employees) of the Company. The majority of stock options granted to date have a four-year vesting period and vest at a rate of 25% each year on the anniversary date of the grant. Performance-based restricted stock units issued under the 2007 Plan generally vest three years from the grant date and restricted stock issued under the 2007 Plan vest one year from the grant date. To date, 165 shares of restricted stock have been issued under the 2007 Plan to certain directors and consultants of the Company.
The Company's policy is to issue shares upon the exercise of Company options or vesting of performance-based restricted stock units from treasury.
Stock-based compensation expense charged to income for the plans was $10,087, $15,637 and $10,340 for the years ended February 2, 2014, February 3, 2013, and January 29, 2012, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $17,065 as at February 2, 2014, which is expected to be recognized over a weighted-average period of 2.2 years, and was $20,871 as at February 3, 2013 over a weighted-average period of 2.0 years.

Employee stock purchase plan
The Company's Board of Directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. The ESPP allows for the purchase of common stock of the Company by all eligible employees at a 25% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 6,000 shares. During the year ended February 2, 2014, 98 shares were purchased under the ESPP, which were funded by the Company through open market purchases.
Company stock options, performance-based restricted stock units and restricted shares
A summary of the Company's stock options, performance-based restricted stock units and restricted shares activity as of February 2, 2014, February 3, 2013, and January 29, 2012, and changes during the years then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Number of Performance-Based Restricted Stock Units	Weighted- Average Grant Fair Value	Number of Restricted Shares	Weighted- Average Grant Fair Value
Balance at January 30, 2011	3,270	$10.83	174	$20.96	8	$21.22
Granted	183	45.47	231	40.99	9	47.74
Exercised	1,150	8.36	—	—	8	23.41
Forfeited	50	16.62	21	41.00	1	60.54
Balance at January 29, 2012	2,253	$14.77	384	$31.90	8	$46.10
Granted	84	75.52	156	74.46	16	63.97
Exercised	874	12.60	—	—	8	46.10
Forfeited	86	20.43	49	31.81	—	—
Balance at February 3, 2013	1,377	$19.51	491	$45.47	16	$63.97
Granted	118	64.86	290	52.41	59	52.35
Exercised	686	11.90	208	21.72	16	63.97
Forfeited	140	41.33	147	59.32	2	64.30
Balance at February 2, 2014	669	$30.76	426	$56.97	57	$51.99
The Company's performance-based restricted stock units are awarded to eligible employees and entitle the grantee to receive a maximum of 1.5 shares of common stock per performance share unit if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of performance-based restricted stock units is based on the closing price of the Company's common stock on the award date. Expense for performance-based restricted stock units is recognized when it is probable the performance goal will be achieved.
The following table summarizes information about stock options outstanding and exercisable at February 2, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)
$0.25 – $6.92	136	$2.83	2.6	136	$2.83	2.6
$9.00 – $14.51	136	12.84	4.5	122	12.69	4.6
$17.27 – $33.50	116	22.25	3.4	79	23.24	3.4
$34.94 – $57.88	148	43.77	4.5	57	41.27	4.2
$64.30 – $75.23	133	70.59	6.0	19	75.17	5.4
	669	$30.76	4.2	413	$18.34	3.7
Intrinsic value	$13,845			$11,981

As of February 2, 2014, the unrecognized compensation cost related to these options was $4,761, which is expected to be recognized over a weighted-average period of 2.7 years; and the total aggregate intrinsic value for stock options outstanding and exercisable was $11,981. The intrinsic value of stock options exercised during the years ended February 2, 2014, February 3, 2013, and January 29, 2012 was $37,591, $53,605, and $42,783. The weighted-average grant date fair value of options granted during the years ended February 2, 2014, February 3, 2013, and January 29, 2012 was $31.96, $37.20, and $22.51, respectively.
The fair value of options with service conditions was determined at the date of grant using the Black-Scholes model. Expected volatilities are based on a review of a peer group of publicly traded apparel retailers. The expected term of options with service conditions is the simple average of the term and the requisite service period as stated in the respective option contracts. The risk-free interest rate is the Federal Reserve federal funds rate. The following assumptions were used in calculating the fair value of stock options issued in fiscal 2013:

lululemon athletica inc.
Dividend yield	—%
Expected volatility	64.65%
Risk-free interest rate	0.72%
Weighted-average life	4.06 years
11 EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Net income attributable to lululemon athletica inc	$279,547	$270,556	$184,063
Basic weighted-average number of shares outstanding	144,913	144,000	143,196
Effect of stock options assumed exercised	1,130	1,806	2,082
Diluted weighted-average number of shares outstanding	146,043	145,806	145,278
Basic earnings per share	$1.93	$1.88	$1.29
Diluted earnings per share	$1.91	$1.85	$1.27
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the fiscal years ended February 2, 2014, February 3, 2013 and January 29, 2012, 57, 45 and 50 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.

12 COMMITMENTS AND CONTINGENCIES
The Company has obligations under operating leases for its office, distribution centers and corporate-owned store and showroom premises. As of February 2, 2014, the lease terms of various leases are from two to 10 years. A substantial number of the Company's leases for corporate-owned store premises include renewal options and certain of the Company's leases include rent escalation clauses, rent holidays and leasehold rental incentives. Certain of the Company's leases for corporate-owned store premises also include contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitment in respect of corporate-owned stores that have not yet opened but for which lease agreements have been executed.

Fiscal Year
2014	$70,913
2015	69,209
2016	65,421
2017	54,261
2018	37,979
Thereafter	52,385

Rent expense for the years ended February 2, 2014, February 3, 2013, and January 29, 2012 was $95,574, $82,428, and $67,117, respectively, under operating lease agreements, consisting of minimum rental expense of $61,552, $54,050, and $43,795, respectively, and contingent rental amounts of $34,022, $28,378, and $23,322, respectively.
On October 25, 2013, plaintiff Laborers' District Council Industry Pension Fund filed a books-and-records action entitled Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., No. 9039 (Del. Ch.) under 7 Del. C. Sec. 220 based on a demand letter it sent to the Company on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue, the Company's announcement that its then CEO, Christine Day, intends to resign, and certain stock trades executed by the Chairman of our board of directors, Mr. Wilson, prior to the Company's announcement regarding its former CEO, Christine Day. The Company moved to dismiss the complaint on November 11, 2013, and the motion remains pending. The Company believes there is no merit to plaintiff's claims and the Company intends to continue to defend vigorously.
On August 12, 2103 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day , et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). Plaintiffs allege that they are acting on behalf of the Company and name as defendants current and former directors and certain officers of the Company. On January 17, 2014, plaintiffs filed an amended complaint, operative in both actions. In that amended complaint, plaintiffs challenge certain public disclosures and conduct relating to the March 2013 sheer Luon issue, the June 2013 announcement of the resignation of the Company's former CEO, Christine Day, and certain stock trades executed by Mr. Wilson and Ms. Day in the months leading up to that announcement. Plaintiffs allege violations of Section 14(a) of the Securities Exchange Act and breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. Defendants believe there is no merit to plaintiffs' claims and have moved to dismiss both lawsuits.
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of the Company (collectively, "Defendants"). On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the "Complaint"). In its Complaint, Lead Plaintiff asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by the Company relating to lululemon's product quality and the March 2013 sheer Luon issue. On January 15, 2014, Lead Plaintiff filed a consolidated amended class action compliant (the "Amended Complaint") on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through January 10, 2014. In its Amended Complaint, Lead Plaintiff added new claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain of lululemon's public disclosures related to the Company's ongoing quality control improvements and the impact of those improvements on the Company's financial results. Defendants believe there is no merit to Lead Plaintiff's claims and have moved to dismiss this lawsuit.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters Personnel Retirement Fund filed a books-and-records action entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., No. 8522 (Del. Ch.)., under 7 Del. C. Sec. 220 based on a demand letter it sent to us on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue and recent revisions to our executive bonus plan. The Company moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from us relating to our announcement that Christine Day intends to resign as our Chief Executive Officer, and certain stock trades executed by our Chairman, Mr. Wilson, prior to our announcement regarding Ms. Day. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. The Company moved to dismiss the amended complaint on August 15, 2013, and, in response to this filing, plaintiffs served the Company with a new demand letter and then filed a second amended complaint on November 4, 2013. The Company believes there is no merit to plaintiff's claims and the Company intends to continue to defend vigorously.
The Company has indemnification agreements with certain of its current and former officers and directors that may require it, among other things, to indemnify such current or former officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.
The Company is unable at this time to predict the amount of its legal expenses associated with these proceedings and any settlement or damages payments associated with these matters. In the event that the Company is unsuccessful in its defense, or if the Company pursues settlement with regard to any of these actions, the Company could be required to pay significant final settlement amounts and/or judgments that exceed the limits of its insurance policies or the carriers may decline to fund such final settlements and/or judgments, which could have a material adverse effect on the Company's financial condition and liquidity. Regardless of whether any of the claims asserted against the Company in these actions are valid, or whether the Company is ultimately held liable, such litigation may be expensive to defend and may divert resources away from the

Company's operations and negatively impact earnings. Further, the Company may not be able to obtain adequate insurance to protect it from these types of litigation matters or extraordinary business losses.
In addition to the legal matters described above, the Company is, from time to time, involved in routine legal matters incidental to its business. The company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on its continued financial position, results of operations or cash flows.
13 RELATED PARTY BALANCES AND TRANSACTIONS
The Company entered into the following transactions with related parties:

	February 2, 2014	February 3, 2013	January 29, 2012
Payments to related parties
Occupancy costs for one corporate-owned store	$150	$151	$134
Consulting fees	$409	$295	$305
The Company's principal stockholder owns a retail space that the Company leases for one of its corporate-owned stores. Consulting fees were paid to a relative of our principal stockholder.
14 SUPPLEMENTAL CASH FLOW INFORMATION

	February 2, 2014	February 3, 2013	January 29, 2012
Cash paid for income taxes	$155,394	$71,342	$85,633
Interest paid	$117	$206	$155
15 INCOME TAXES
The Company files income tax returns in the U.S., Canada and various foreign, state and provincial jurisdictions. The 2012 and 2013 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2008 tax year is still open for certain state tax authorities. The 2008 to 2013 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company's policy is to recognize interest expense and penalties related to income tax matters as a selling, general and administrative expense. At February 2, 2014, the Company does not have any significant accruals for interest related to unrecognized tax benefits or tax penalties.
The Company's intercompany transfer pricing policies are currently subject to audits by the various foreign tax jurisdictions. Although the Company believes that its intercompany transfer pricing policies and tax positions are fully supportable, the final determination of tax audits or potential tax disputes may be different from that which is reflected in the Company's income tax provisions and accruals.
The provision for income taxes consists of the following:

	February 2, 2014	February 3, 2013	January 29, 2012
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Non-deductible compensation expense	0.5	0.8	0.8
U.S. state taxes	1.2	1.2	2.8
Foreign tax rate differential	(7.1)	(7.7)	(3.4)
Permanent and other	—	(0.5)	0.9
Provision for income taxes	29.6%	28.8%	36.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at February 2, 2014 and February 3, 2013 are presented below:

	February 2, 2014	February 3, 2013
Deferred income tax asset
Net operating loss carryforward	$5,097	$2,397
Foreign tax credits	4,585	4,585
Property and equipment	(12,447)	(13,151)
Deferred lease liability	6,284	6,243
Stock-based compensation	3,758	3,317
Inventory	4,681	5,372
Tenant inducements	5,841	4,506
Other	501	1,764
	18,300	15,033
Deferred income tax liability
Property and equipment	(5,122)	—
Other	1,145	—
	(3,977)	—
Net deferred income tax asset	$14,323	$15,033
The Company's current and deferred taxes from federal, state and foreign sources were as follows:

	February 2, 2014	February 3, 2013	January 29, 2012
Income before provision for income taxes
Domestic	$81,688	$63,426	$114,481
Foreign	315,438	317,970	174,977
Income before provision for income taxes	397,126	381,396	289,458
Current taxes
Federal	$27,818	$22,598	$45,623
State	4,017	3,795	8,438
Foreign	84,924	90,017	51,126
Total current	116,759	116,410	105,187
Deferred taxes
Federal	$266	$(5,667)	$73
State	38	(786)	12
Foreign	516	8	(778)
Total deferred	820	(6,445)	(693)
Provision for income taxes	$117,579	$109,965	$104,494
U.S. income and foreign withholding taxes have not been provided on approximately CDN $678,204 of cumulative undistributed earnings of foreign subsidiaries at February 2, 2014. The Company intends to reinvest these earnings for the foreseeable future. U.S. income taxes of approximately CDN $97,119 would be incurred if these earnings were distributed.

16 SEGMENTED FINANCIAL INFORMATION
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of corporate-owned stores, direct to consumer and other. Direct to consumer includes sales from the Company's e-commerce websites. Outlet, wholesale, showroom, temporary location and franchise sales have been combined into other. The Company has reviewed its general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification. Information for these segments is detailed in the table below:

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Net revenue
Corporate-owned stores	$1,228,999	$1,090,181	$816,925
Direct to consumer	263,083	197,255	106,313
Other	99,106	82,922	77,601
	$1,591,188	$1,370,358	$1,000,839
Income from operations before general corporate expense
Corporate-owned stores	$372,631	$375,461	$297,809
Direct to consumer	109,569	84,677	44,175
Other	16,107	19,928	21,103
	$498,307	$480,066	$363,087
General corporate expense	106,949	103,627	76,129
Income from operations	$391,358	376,439	286,958
Other income (expense), net	$5,768	4,957	2,500
Income before provision for income taxes	$397,126	$381,396	$289,458
Capital expenditures
Corporate-owned stores	$60,233	64,863	34,117
Direct to consumer	5,953	4,881	6,724
Corporate	40,222	23,485	76,055
	$106,408	$93,229	$116,896
Depreciation and amortization
Corporate-owned stores	$31,349	$27,519	$18,480
Direct to consumer	4,599	3,393	2,377
Corporate	13,120	12,088	9,402
	$49,068	$43,000	$30,259
The intercompany wholesale sales of $591,004, $490,982, and $66,824 for the years ended February 2, 2014, February 3, 2013, and January 29, 2012 respectively, have been excluded from the net revenue in the Other reportable segment. In addition, the income from operations reported included in the segment results for Other does not reflect the intercompany profit on these sales, which amounted to $255,421, $216,156, and $21,072 for the years ended February 2, 2014, February 3, 2013, and January 29, 2012, respectively. The increase in intercompany wholesale sales and the profit on these sales in fiscal 2013 compared to prior years was the result of revised intercompany pricing agreements.

The Company operates in five geographic areas—Canada, the United States, Australia and New Zealand, Asia and Europe. Revenue from these regions for the years ended February 2, 2014, February 3, 2013, and January 29, 2012 was as follows:

	February 2, 2014	February 3, 2013	January 29, 2012
United States	$1,052,148	$839,908	$536,182
Canada	454,209	461,586	425,720
Outside of North America	84,831	68,864	38,937
	$1,591,188	$1,370,358	$1,000,839
Long-lived assets by geographic area for the years ended February 2, 2014 and February 3, 2013 were as follows:

	February 2, 2014	February 3, 2013
United States	$97,288	$68,115
Canada	145,416	135,505
Outside of North America	12,899	11,019
	$255,603	$214,639
Substantially all of the Company's intangible assets and goodwill relate to the reporting segment consisting of corporate-owned stores.
17 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables present the Company's unaudited quarterly results of operations and comprehensive income for each of the eight fiscal quarters in the periods ended February 2, 2014 and February 3, 2013. You should read the following tables in conjunction with the Company's audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The Company has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of the Company's management, are necessary to fairly present its operating results for the quarters presented. The Company's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2013				Fiscal 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands) (unaudited)
Consolidated statements of operations and comprehensive income:
Net revenue	$520,993	$379,900	$344,513	$345,782	$485,489	$316,537	$282,634	$285,698
Cost of goods sold	242,203	175,294	158,558	175,057	210,982	141,237	126,879	128,434
Gross profit	278,790	204,606	185,955	170,725	274,507	175,300	155,755	157,264
Operating expenses:
Selling, general and administrative expenses	124,643	112,270	106,969	104,836	121,932	94,689	85,567	84,199
Income from operations	154,147	92,336	78,986	65,889	152,575	80,611	70,188	73,065
Other income (expense), net	1,519	1,453	1,295	1,501	1,457	1,424	1,166	910
Income before provision for income taxes	155,666	93,789	80,281	67,390	154,032	82,035	71,354	73,975
Provision for income taxes	45,974	27,678	23,816	20,111	44,657	24,655	13,652	27,001
Net income	109,692	66,111	56,465	47,279	109,375	57,380	57,702	46,974
Net income attributable to non-controlling interest	—	—	—	—	—	64	480	331
Net income attributable to lululemon athletica inc.	$109,692	$66,111	$56,465	$47,279	$109,375	$57,316	$57,222	$46,643
Basic earnings per share	$0.75	$0.46	$0.39	$0.33	$0.76	$0.40	$0.40	$0.32
Diluted earnings per share	$0.75	$0.45	$0.39	$0.32	$0.75	$0.39	$0.39	$0.32
Other comprehensive (loss) income:
Foreign currency translation adjustment	(53,657)	(9,153)	(21,901)	(4,447)	(79)	2,642	(10,567)	7,545
Comprehensive income	$56,035	$56,958	$34,564	$42,832	$109,296	$59,958	$46,655	$54,188
The Company's quarterly results of operations have varied in the past and are likely to do so again in the future. As such, the Company believes that comparisons of its quarterly results of operations should not be relied upon as an indication of the Company's future performance.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of February 2, 2014. The effectiveness of our internal control over financial reporting as of February 2, 2014 has been audited by PricewaterhouseCoopers LLP our independent registered public accounting firm, as stated in their report on page 39 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended February 2, 2014, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 21, 2014, our board of directors, upon the recommendation of the compensation committee, approved discretionary cash bonus awards to each of John Currie, our Chief Financial Officer, and Delaney Schweitzer, our Executive VP Retail Operations, in the amount of $100,000, as well as awards of stock options to acquire 10,000 shares of our common stock, in recognition of their performance of additional duties during our executive transition period.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers" and "Corporate Governance."
We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on our website, www.lululemon.com, and can be obtained by writing to Investor Relations, lululemon athletica inc., 1818 Cornwall Avenue, Vancouver, British Columbia, Canada V6J 1C7 or by sending an email to investor@lululemon.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. Any amendments, other than technical, administrative or other non-substantive amendments, to our Code of Business Conduct and Ethics or waivers from the provisions of the Code of Business Conduct and Ethics for our principal executive officer and our principal financial and accounting officer will be disclosed on our website within four business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2014 Proxy Statement under the captions "Executive Compensation" and "Other Forms of Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2014 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Directors and Officers."
Equity Compensation Plan Information (as of February 2, 2014)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders	669,091	$30.76	14,755,822
Equity compensation plans not approved by stockholders	—	—	—
Total	669,091	$30.76	14,755,822
__________

(1)
This amount represents 9,331,851 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2007 Equity Incentive Plan and 5,423,971 shares of our common stock available for future issuance pursuant to our Employee Share Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2014 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Corporate Governance."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2014 Proxy Statement under the caption "Fees for Professional Services."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this report:
1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2. Financial Statement Schedule.
Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Shrink Provision on Finished Goods
For the year ended January 29, 2012	$(1,443)	$(1,752)	$2,069	$(1,126)
For the year ended February 3, 2013	(1,126)	(2,823)	2,949	(1,000)
For the year ended February 2, 2014	(1,000)	(3,462)	3,364	(1,098)
Slow Moving and Obsolescence Provision on Finished Goods and Raw Materials
For the year ended January 29, 2012	$(1,138)	$(2,212)	$864	$(2,486)
For the year ended February 3, 2013	(2,486)	(7,232)	2,868	(6,850)
For the year ended February 2, 2014	(6,850)	(25,590)	24,247	(8,193)
Damage Provision on Finished Goods
For the year ended January 29, 2012	$(1,001)	$(1,551)	$2,269	$(283)
For the year ended February 3, 2013	(283)	(3,727)	3,491	(519)
For the year ended February 2, 2014	(519)	(6,327)	5,935	(911)
Sales Allowances
For the year ended January 29, 2012	$522	$392	$—	$914
For the year ended February 3, 2013	914	914	—	1,828
For the year ended February 2, 2014	1,828	(173)	—	1,655
Valuation Allowance on Deferred Income Taxes
For the year ended January 29, 2012	$(98)	$7	$—	$(91)
For the year ended February 3, 2013	(91)	—	—	(91)
For the year ended February 2, 2014	(91)	—	—	(91)

3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Third Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007

10.2*	Form of Non-Qualified Stock Option Agreement (standard)		10-Q	10.1	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.4*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.3	001-33608	12/6/2012

10.5*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement	X

10.6*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

10.7*	Form of Restricted Stock Award Agreement	X

10.8*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.9	Amended and Restated Registration Rights Agreement dated December 12, 2012 between lululemon athletica inc. and the parties named therein		8-K	10.1	001-33608	12/18/2012

10.10	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.11	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.12	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.13	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.14	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.15	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.16*	Outside Director Compensation Plan	X

10.17*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.18*	Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	3/19/2013

10.19*	Executive Employment Agreement, dated effective as of December 1, 2013 between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	12/11/2013

10.20*	Amended Executive Employment Agreement, effective as of October 29, 2012 between lululemon athletica canada inc. and John E. Currie		10-K	10.2	001-33608	3/21/2013

10.21*	Executive Employment Agreement, effective as of October 15, 2013 between lululemon athletica inc. and Tara Poseley		10-Q	10.10	001-33608	12/12/2013

10.22*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer		10-K	10.23	001-33608	3/25/2010

21.1	Subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**
The following financial statements from the Company's 10-K for the fiscal year ended February 2, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ LAURENT POTDEVIN
Laurent Potdevin
Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laurent Potdevin and John E. Currie and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LAURENT POTDEVIN	Director and Chief Executive Officer	March 26, 2014
Laurent Potdevin	(Principal Executive Officer)

/s/ JOHN E. CURRIE	Chief Financial Officer (Principal	March 26, 2014
John E. Currie	Financial and Accounting Officer)

/s/ DENNIS J. WILSON	Chairman of the Board	March 26, 2014
Dennis J. Wilson

/s/ ROBERT BENSOUSSAN	Director	March 26, 2014
Robert Bensoussan

/s/ MICHAEL CASEY	Director	March 26, 2014
Michael Casey

/s/ ROANN COSTIN	Director	March 26, 2014
RoAnn Costin

/s/ WILLIAM H. GLENN	Director	March 26, 2014
William H. Glenn

/s/ MARTHA A.M. MORFITT	Director	March 26, 2014
Martha A.M. Morfitt

/s/ RHODA M. PITCHER	Director	March 26, 2014
Rhoda M. Pitcher

/s/ THOMAS G. STEMBERG	Director	March 26, 2014
Thomas G. Stemberg

/s/ EMILY WHITE	Director	March 26, 2014
Emily White

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Third Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	3/31/2009

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2007 Equity Incentive Plan		S-8	4.1	001-33608	8/15/2007

10.2*	Form of Non-Qualified Stock Option Agreement (standard)		10-Q	10.1	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.4*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.3	001-33608	12/6/2012

10.5*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement	X

10.6*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

10.7*	Form of Restricted Stock Award Agreement	X

10.8*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.9	Amended and Restated Registration Rights Agreement dated December 12, 2012 between lululemon athletica inc. and the parties named therein		8-K	10.1	001-33608	12/18/2012

10.1	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.11	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.12	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.13	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.14	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007
10.15	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.16*	Outside Director Compensation Plan	X

10.17*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.18*	Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	3/19/2013

10.19*	Executive Employment Agreement, dated effective as of December 1, 2013 between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	12/11/2013

10.20*	Amended Executive Employment Agreement, effective as of October 29, 2012 between lululemon athletica canada inc. and John E. Currie		10-K	10.2	001-33608	3/21/2013

10.21*	Executive Employment Agreement, effective as of October 15, 2013 between lululemon athletica inc. and Tara Poseley		10-Q	10.10	001-33608	12/12/2013

10.22*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer		10-K	10.23	001-33608	3/25/2010

21.1	Subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**
The following financial statements from the Company's 10-K for the fiscal year ended February 2, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.