Form 10-Q
period 2014-05-04
lululemon athletica inc.
filed 2014-06-12
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-33608

 lululemon athletica inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3842867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Cornwall Avenue, Vancouver, British Columbia	V6J 1C7
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At June 9, 2014, there were 115,523,575 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At June 9, 2014, there were outstanding 29,937,820 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at June 9, 2014, the registrant had outstanding 29,937,820 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	May 4, 2014	February 2, 2014
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$751,965	$698,649
Accounts receivable	7,849	11,903
Inventories	177,375	186,090
Prepaid expenses and other current assets	44,194	46,197
	981,383	942,839
Property and equipment, net	271,370	255,603
Goodwill and intangible assets, net	28,107	28,201
Deferred income tax asset	4,995	18,300
Other non-current assets	5,102	4,745
	$1,290,957	$1,249,688
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,960	$12,647
Accrued liabilities	43,698	42,310
Accrued compensation and related expenses	23,373	19,445
Income taxes payable	533	769
Unredeemed gift card liability	30,919	38,343
	105,483	113,514
Non-current liabilities	57,093	39,492
	162,576	153,006
Stockholders' equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 29,938 and 29,955	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 29,938 and 29,955	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 115,504 and 115,342	578	577
Additional paid-in capital	240,678	240,351
Retained earnings	942,803	923,822
Accumulated other comprehensive loss	(55,678)	(68,068)
	1,128,381	1,096,682
	$1,290,957	$1,249,688
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Thirteen Weeks Ended May 4, 2014	Thirteen Weeks Ended May 5, 2013
	(Unaudited)
	(Amounts in thousands, except per share amounts)
Net revenue	$384,618	$345,782
Cost of goods sold	188,874	175,057
Gross profit	195,744	170,725
Selling, general and administrative expenses	125,943	104,836
Income from operations	69,801	65,889
Other income (expense), net	1,643	1,501
Income before provision for income taxes	71,444	67,390
Provision for income taxes	52,463	20,111
Net income	$18,981	$47,279
Basic earnings per share	$0.13	$0.33
Diluted earnings per share	$0.13	$0.32
Basic weighted-average number of shares outstanding	145,383	144,482
Diluted weighted-average number of shares outstanding	145,861	145,849
Other comprehensive income (loss):
Foreign currency translation adjustment	12,390	(4,447)
Comprehensive income	$31,371	$42,832
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Exchangeable Stock		Special Voting Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Unaudited) (Amounts in thousands)
Balance at February 2, 2014	29,955	$—	29,955	$—	115,342	$577	$240,351	$923,822	$(68,068)	$1,096,682
Net income.								18,981		18,981
Foreign currency translation adjustment									12,390	12,390
Stock-based compensation							1,977			1,977
Common stock issued upon exchange of exchangeable shares	(17)	—	(17)	—	17	—	—			—
Stock options exercised					65	—	1,575			1,575
Common stock issued upon settlement of performance-based restricted stock units					146	1	(1)			—
Shares withheld related to net share settlement of performance-based restricted stock units					(66)	—	(3,224)			(3,224)
Balance at May 4, 2014	29,938	$—	29,938	$—	115,504	$578	$240,678	$942,803	$(55,678)	$1,128,381
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended May 4, 2014	Thirteen Weeks Ended May 5, 2013
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities
Net income	$18,981	$47,279
Items not affecting cash
Provision for inventories	(1,734)	17,153
Depreciation and amortization	12,460	11,729
Stock-based compensation	1,977	4,286
Deferred income taxes	30,946	—
Excess tax benefits from stock-based compensation	—	(280)
Other, including net changes in other non-cash balances
Prepaid tax installments	5,900	(4,637)
Other prepaid expenses and other current assets	(53)	(3,069)
Inventories	11,241	(6,229)
Accounts payable	(5,805)	2,709
Accrued liabilities	1,092	7,847
Income taxes payable	(236)	(37,787)
Accrued compensation and related expenses	3,815	(8,749)
Other non-cash balances	(7,609)	(5,117)
Net cash provided by operating activities	70,975	25,135
Cash flows from investing activities
Purchase of property and equipment	(25,447)	(20,976)
Net cash used in investing activities	(25,447)	(20,976)
Cash flows from financing activities
Proceeds from exercise of stock options	1,575	163
Excess tax benefits from stock-based compensation	—	280
Taxes paid related to net share settlement of equity awards	(3,224)	(4,801)
Net cash used in financing activities	(1,649)	(4,358)
Effect of exchange rate changes on cash	9,437	(1,562)
Increase (decrease) in cash and cash equivalents	53,316	(1,761)
Cash and cash equivalents, beginning of period	$698,649	$590,179
Cash and cash equivalents, end of period	$751,965	$588,418
See accompanying notes to the interim consolidated financial statements lululemon athletica inc. and Subsidiaries
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, showrooms, a network of wholesale accounts, outlets and warehouse sales. The Company's primary markets are the United States, Canada, Australia, New Zealand, and the United Kingdom, where 178, 54, 26, four, and one corporate-owned store(s) were in operation as of May 4, 2014, respectively. There were a total of 263 and 254 corporate-owned stores in operation as of May 4, 2014 and February 2, 2014, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of May 4, 2014 and for the thirteen weeks ended May 4, 2014 and May 5, 2013 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 2, 2014 is derived from the Company's audited consolidated financial statements and notes for the fiscal year ended February 2, 2014, included in Item 8 in the fiscal 2013 Annual Report on Form 10-K filed with the SEC on March 27, 2014. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's 2013 Annual Report on Form 10-K.
The Company’s fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2014 will end on February 1, 2015.
The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the FASB amended ASC Topic 205 Presentation of Financial Statements ("ASC 205") and ASC Topic 360 Property, Plant, and Equipment ("ASC 360") to change the criteria for reporting discontinued operations. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted the amendment in first quarter of fiscal 2014 with no material impact on the Company's consolidated financial statements.
NOTE 3. STOCK-BASED COMPENSATION
Stock-based compensation plans
The Company's employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $1,977 and $4,286 for the thirteen weeks ended May 4, 2014 and May 5, 2013, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $26,829 at May 4, 2014, which is expected to be recognized over a weighted-average period of 2.7 years.

Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of May 4, 2014 and changes during the thirteen week period then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Balance at February 2, 2014	669	$30.76	428	$57.08	57	$51.99	—	$—
Granted	204	52.47	295	50.08	—	—	20	52.59
Exercised	65	24.37	146	37.99	—	—	—	—
Forfeited	9	65.43	9	63.21	—	—	—	—
Balance at May 4, 2014	799	$36.40	568	$58.27	57	$51.99	20	$52.59
Exercisable at May 4, 2014	407	$19.29
The fair value of each stock option granted is estimated on date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon historical experience of similar awards, giving consideration for expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the first day of fiscal 2014 for the period corresponding with the expected term of the options. The following assumptions were used in calculating the fair value of stock options granted in fiscal 2014:

Stock Options Granted During Fiscal 2014
Expected term	4.0 years
Expected volatility	45.93%
Risk-free interest rate	1.04%
Dividend yield	—%
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
Employee stock purchase plan
The Company's Board of Directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are determined by eligible employees, subject to certain limits as defined in the ESPP, and the Company matches one-third of that amount. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended May 4, 2014, there were 31 shares purchased under the ESPP in the open market.

NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended May 4, 2014	Thirteen Weeks Ended May 5, 2013
Net income	$18,981	$47,279
Basic weighted-average number of shares outstanding	145,383	144,482
Effect of stock options assume exercised	478	1,367
Diluted weighted-average number of shares outstanding	145,861	145,849
Basic earnings per share	$0.13	$0.33
Diluted earnings per share	$0.13	$0.32

The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirteen weeks ended May 4, 2014 and May 5, 2013, 264 and 57 stock options, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.

NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain balance sheet accounts is as follows:

	May 4, 2014	February 2, 2014
Inventories:
Finished goods	$185,842	$196,292
Provision to reduce inventory to market value	(8,467)	(10,202)
	$177,375	$186,090
Prepaid expenses and other current assets:
Prepaid tax installments	$19,344	$25,211
Prepaid expenses	24,850	20,986
	$44,194	$46,197
Property and equipment:
Land	$68,855	$67,903
Buildings	25,770	20,407
Leasehold improvements	151,586	140,748
Furniture and fixtures	44,400	41,400
Computer hardware and software	107,729	100,034
Equipment and vehicles	4,886	4,108
Accumulated amortization and depreciation	(131,856)	(118,997)
	$271,370	$255,603
Goodwill and intangible assets:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(125)	(217)
	25,371	25,279
Reacquired franchise rights	10,630	10,630
Accumulated amortization	(8,035)	(7,830)
Changes in foreign currency exchange rates	141	122
	2,736	2,922
	$28,107	$28,201
Accrued liabilities:
Inventory purchases	$14,093	$12,715
Sales tax collected	8,908	8,341
Accrued rent	5,021	5,936
Other	15,676	15,318
	$43,698	$42,310
Non-current liabilities:
Deferred lease liability	$18,400	$17,994
Tenant inducements	17,126	17,521
Deferred income tax liability	21,567	3,977
	$57,093	$39,492
NOTE 6. LEGAL PROCEEDINGS
On October 25, 2013, plaintiff Laborers' District Council Industry Pension Fund filed a books-and-records action in the Delaware Court of Chancery entitled Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to the Company on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue, the Company's announcement that its then CEO, Christine Day, intended to resign, and certain stock trades executed by the then-Chairman of the Company's board of directors, Mr. Wilson, prior to the Company's announcement regarding its former CEO, Christine Day. The Court held a one-day trial on February 19, 2014, which took the form of an oral argument. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered the Company to produce a narrow category of documents relating to one trade made by the Company’s former Chairman.
On August 12, 2013 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day, et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). Plaintiffs allege that they are acting on behalf of the Company and name as defendants current and former directors and certain officers of the Company. On January 17, 2014, plaintiffs filed an amended complaint, operative in both actions. In that amended complaint, plaintiffs challenge certain public disclosures and conduct relating to the March 2013 sheer Luon issue, the June 2013 announcement regarding the resignation of the Company's former CEO, Christine Day, and certain stock trades executed by Mr. Wilson and Ms. Day in the months leading up to that announcement. Plaintiffs allege violations of Section 14(a) of the Securities Exchange Act and breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. On April 9, 2014, the Court dismissed all of plaintiffs’ claims due to plaintiffs’ failure to make a pre-suit demand. On May 9, 2014, plaintiff in the Canty action filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Company believes there is no merit to the appeal.
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of the Company (collectively, "Defendants"). On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, 2013, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the "Complaint"). In its Complaint, Lead Plaintiff asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by the Company relating to lululemon's product quality and the March 2013 sheer Luon issue. On January 15, 2014, Lead Plaintiff filed a consolidated amended class action complaint (the "Amended Complaint") on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through January 10, 2014. In its Amended Complaint, Lead Plaintiff added new claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain of lululemon's public disclosures related to the Company's ongoing quality control improvements and the impact of those improvements on the Company's financial results. On April 18, 2014, the Court dismissed all of Lead Plaintiff’s claims for failure to state a claim. On May 16, 2014, Lead Plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Company believes there is no merit to the appeal.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters Personnel Retirement Fund filed a books-and-records action in the Delaware Court of Chancery entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to the Company on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue and revisions to the Company's executive bonus plan. The Company moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from the Company relating to the Company's announcement that Christine Day intended to resign as the Company's Chief Executive Officer, and certain stock trades executed by the Company's then-Chairman, Mr. Wilson, prior to the Company's announcement regarding Ms. Day. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. The Company moved to dismiss the amended complaint on August 15, 2013, and in response to this filing, plaintiffs served the Company with a new demand letter and then filed a second amended complaint on November 4, 2013. The Company moved to dismiss the second amended complaint on December 4, 2013 and the Court held argument on the motion on February 5, 2014. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered the Company to produce a narrow category of documents relating to one trade made by the Company’s former Chairman.
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
The Company is unable at this time to predict the amount of its legal expenses associated with these proceedings and any settlement or damages associated with these matters. In the event that the Company is unsuccessful in its defense, or if the Company pursues settlement with regard to any of these actions, the Company could be required to pay significant final settlement amounts and/or judgments that exceed the limits of its insurance policies or the carriers may decline to fund such final settlements and/or judgments, which could have a material adverse effect on the Company's financial condition and liquidity. Regardless of whether any of the claims asserted against the Company in these actions are valid, or whether the Company is ultimately held liable, such litigation may be expensive to defend and may divert resources away from the Company's operations and negatively impact earnings. Further, the Company may not be able to obtain adequate insurance to protect it from these types of litigation matters or extraordinary business losses.

In addition to the legal matters described above, the Company is, from time to time, involved in routine legal matters incidental to its business. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on its continued financial position, results of operations or cash flows.

NOTE 7. SEGMENT REPORTING
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of corporate-owned stores, direct to consumer and other. Direct to consumer includes sales from the Company's e-commerce websites. Showroom sales, sales to wholesale accounts, outlet sales and warehouse sales have been combined into other. The Company has reviewed the classification of its expenses amongst its reportable segments and has updated the classification of some of these expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification. Information for these segments is detailed in the table below:

	Thirteen Weeks Ended May 4, 2014	Thirteen Weeks Ended May 5, 2013
Net revenue:
Corporate-owned stores	$288,101	$269,357
Direct to consumer	65,974	53,967
Other	30,543	22,458
	$384,618	$345,782
Income from operations before general corporate expense:
Corporate-owned stores	$75,697	$70,873
Direct to consumer	27,117	21,191
Other	3,276	4,362
	106,090	96,426
General corporate expense	36,289	30,537
Income from operations	69,801	65,889
Other income (expense), net	1,643	1,501
Income before provision for income taxes	$71,444	$67,390
Capital expenditures:
Corporate-owned stores	$15,867	$10,589
Direct to consumer	1,112	371
Corporate	8,468	10,016
	$25,447	$20,976
Depreciation:
Corporate-owned stores	$8,396	$7,494
Direct to consumer	1,006	995
Corporate	3,058	3,240
	$12,460	$11,729

NOTE 8. SUBSEQUENT EVENT
The Company evaluates events or transactions that occur after the balance sheet date through to the date which the financial statements are issued, for potential recognition or disclosure in its unaudited interim consolidated financial statements in accordance with ASC Topic 855, Subsequent Events ("ASC 855").
As at May 4, 2014 the Company had approximately $648,263 of undistributed earnings of foreign subsidiaries. Subsequent to May 4, 2014 the Company intends to distribute up to $500,000 to the U.S. parent entity to fund a share repurchase program and associated taxes. The Company has recorded an incremental tax expense and deferred tax liability as at May 4, 2014 of $30,946 to provide for U.S. income and applicable foreign withholding taxes. On June 11, 2014 the Company’s Board of Directors approved a program to repurchase shares of the Company’s common stock up to an aggregate value of $450,000. The Company intends to fund the share repurchase program through its available cash. The remaining undistributed earnings of the foreign subsidiaries will be permanently reinvested for the foreseeable future.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements contained in this Form 10-Q and any documents incorporated herein by reference constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "predicts," "potential" or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in "Risk Factors" and elsewhere in this report.
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
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2014 will end on February 1, 2015.
We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.lululemon.com/), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls, and webcasts.
Overview
Fiscal 2014 will be an investment year, as we refocus on building a solid foundation to drive growth and expand our business. In addition to our plans for domestic and international expansion, we are also focused on initiatives related to rebuilding our brand experience, connecting with our guests and communities, and creating innovative, technical and beautiful product. We continue to invest in our product quality and supply chain, as we believe this is the foundation of our guest loyalty. Our focus on building foundation will also extend to our other categories, including our men's and ivivva business, where we see potential for future expansion. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to execute the initiatives which we believe will continue to lead our profitable growth.
Throughout the first quarter of fiscal 2014, we were able to grow our e-commerce business which we believe has further increased our brand awareness and has made our product available in new markets, including those outside of North America. Net revenue from our direct to consumer channel increased 22% and represented 17.2% of total revenue in the first quarter of fiscal 2014 compared to 15.6% of total revenue in the same period of the prior year. Continuing increases in traffic on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit a significant portion of our resources to further developing this channel.
We increased our store base through execution of our real estate strategy, when and where we saw opportunities for success. For example, we opened nine new corporate-owned stores during the first quarter of fiscal 2014. Where we find opportunities for growth through opening showrooms, or other community presence efforts, we expect to expand our store base and therefore our business. Our growth strategy relies on expansion in North America, particularly in the United States. We also believe that international growth is an opportunity and are expanding our foothold in markets by establishing local community connections, distributing to strategic sales partners and opening showrooms where we believe we can successfully seed the markets.
Operating Segment Overview
lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our yoga-inspired apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories including pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of May 4, 2014, our branded apparel was principally sold through 263 corporate-owned stores that are located in the United States, Canada, Australia, New Zealand and the United Kingdom and via our e-commerce websites included in our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our guests while providing us with greater control of our brand. In the thirteen week period ended May 4, 2014, 70% of our net revenue was derived from the sales of our products in the United States, 24% of our net revenue was derived from sales of our products in Canada, and 6% of our net revenue was derived from sales of our products outside of North America. In the thirteen week period ended May 5, 2013, 66% of our net revenue was derived from the sales of our products in the United States, 29% of our net revenue was derived from sales of our products in Canada, and 5% of our net revenue was derived from sales of our products outside of North America.
Our net revenue increased from $1.4 billion in fiscal 2012 to $1.6 billion in fiscal 2013, representing an annual growth rate of 16%. Our net revenue also increased from $345.8 million in the first quarter of fiscal 2013 to $384.6 million in first quarter of fiscal 2014, representing an 11% increase, and total comparable sales, which includes comparable store sales and direct to consumer, decreased 2% in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased 1%. Our ability to open new stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting guest experience and distinctive corporate culture are responsible for our strong financial performance.

We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we receive financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment accounted for 17.2% of our net revenue in first quarter of fiscal 2014, compared to 15.6% in the first quarter of fiscal 2013. Our other segment, consisting of sales from company-operated showrooms, sales to wholesale accounts, outlets and warehouse sales, accounted for less than 10% of our net revenue in the first quarter of fiscal 2014 and fiscal 2013.

Results of Operations
Thirteen Week Results
The following table summarizes key components of our results of operations for the thirteen weeks ended May 4, 2014 and May 5, 2013. The operating results are expressed in dollar amounts as well as relevant percentages, presented as a percentage of net revenue.

	Thirteen Weeks Ended May 4, 2014 and May 5, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Net revenue	$384,618	$345,782	100.0	100.0
Cost of goods sold	188,874	175,057	49.1	50.6
Gross profit	195,744	170,725	50.9	49.4
Selling, general and administrative expenses	125,943	104,836	32.7	30.3
Income from operations	69,801	65,889	18.2	19.1
Other income (expense), net	1,643	1,501	0.4	0.4
Income before provision for income taxes	71,444	67,390	18.6	19.5
Provision for income taxes	52,463	20,111	13.7	5.8
Net income	$18,981	$47,279	4.9	13.7
Net Revenue
Net revenue increased $38.8 million, or 11%, to $384.6 million for the first quarter of fiscal 2014 from $345.8 million for the first quarter of fiscal 2013. Assuming the average exchange rates for the first quarter of fiscal 2014 remained constant with the average exchange rates for the first quarter of fiscal 2013, our net revenue would have increased $49.0 million, or 14%.
The net revenue increase was driven by sales from new stores opened and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer decreased 2% in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased 1%.
Our net revenue on a segment basis for the thirteen weeks ended May 4, 2014 and May 5, 2013 is expressed in dollar amounts as well as relevant percentages, presented as a percentage of total net revenue below.

	Thirteen Weeks Ended May 4, 2014 and May 5, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$288,101	$269,357	74.9	77.9
Direct to consumer	65,974	53,967	17.2	15.6
Other	30,543	22,458	7.9	6.5
Net revenue	$384,618	$345,782	100.0	100.0
Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $18.7 million, or 7%, to $288.1 million in the first quarter of fiscal 2014 from $269.4 million in the first quarter of fiscal 2013. Net revenue from corporate-owned stores we opened subsequent to May 5, 2013, and therefore not included in the comparable store sales, contributed $36.1 million to the increase. Net new store openings since the first quarter of fiscal 2013 included 37 stores in the United States, three stores in Canada, two stores in Australia, two stores in New Zealand and one store in the United Kingdom. The increase in net revenue from our corporate-owned stores segment was offset by a comparable store sales decrease of 7% in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, which resulted in a $17.4 million decrease to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have decreased 4%, or $10.6 million, in the first quarter of fiscal 2014. The comparable store sales decrease was primarily the result of decreased traffic.
Direct to Consumer. Net revenue from our direct to consumer segment increased $12.0 million, or 22%, to $66.0 million in the first quarter of fiscal 2014 from $54.0 million in the first quarter of fiscal 2013. The increase in net revenue was primarily the result of increasing traffic on our e-commerce websites.

Other. Net revenue from our other segment increased $8.1 million, or 36%, to $30.5 million in the first quarter of fiscal 2014 from $22.5 million in the first quarter of fiscal 2013. This increase was primarily the result of a warehouse sale held during the first quarter of fiscal 2013 as well as five new outlets opened since the first quarter of fiscal 2013. Increased revenue from our showrooms also contributed to the increase in net revenue from our other segment. We operate our other segment to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
Gross Profit
Gross profit increased $25.0 million, or 15%, to $195.7 million for the first quarter of fiscal 2014 from $170.7 million for the first quarter of fiscal 2013. Increased net revenues were partially offset by increased cost of goods sold.
The increase in gross profit was also partially offset by increases in fixed costs, such as occupancy costs and depreciation, and increased costs related to our production, design, distribution and merchandising departments.
Gross profit as a percentage of net revenue, or gross margin, increased by 150 basis points, to 50.9% in the first quarter of fiscal 2014 from 49.4% in the first quarter of fiscal 2013. This was primarily the result of a decrease in provision for inventories, charged to cost of sales, of 510 basis points related to the pull-back of black Luon pants in the first quarter of fiscal 2013 and a decrease in markdowns and discounts of 110 basis points compared to the first quarter of fiscal 2013.
The increase in gross margin was partially offset by:

•	a decrease in product margin of 310 basis points primarily due to a higher mix of lower margin seasonal items and increased product costs;

•	an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue of 70 basis points;

•	an unfavorable impact of foreign exchange rates on product costs which contributed to a decrease in gross margin of 50 basis points; and

•	an increase in air freight costs of 40 basis points from higher usage.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $21.1 million, or 20%, to $125.9 million in the first quarter of fiscal 2014 from $104.8 million in the first quarter of fiscal 2013. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $6.3 million as we experienced natural growth in labor hours associated with new corporate-owned stores, outlets, showrooms and other;

•	an increase in variable store costs of $1.9 million as a result of increased sales volume from new corporate-owned stores, outlets, showrooms and other;

•	an increase in head office employee costs of $2.7 million from increased head count incurred in order to position us for long-term growth;

•	an increase in other head office costs of $3.0 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $1.7 million as a result of increased sales volume;

•	an increase in administrative costs related to our direct to consumer segment of $0.4 million associated with the growth in this channel and increased head count to support it; and

•
an increase in other costs, including occupancy costs and depreciation not included in cost of goods sold, of $5.1 million, partly as a result of a $1.5 million foreign exchange loss, as well as from increased repairs and maintenance costs.

As a percentage of net revenue, selling, general and administrative expenses increased 240 basis points, to 32.7% from 30.3%.
Income from Operations
Income from operations increased $3.9 million, or 6%, to $69.8 million in the first quarter of fiscal 2014 from $65.9 million in the first quarter of fiscal 2013. The increase was a result of increased gross profit of $25.0 million, partially offset by increased selling, general and administrative costs of $21.1 million. The increase in selling, general and administrative costs was driven principally by the overall growth of our business.
On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our classification of our expenses amongst our reportable segments and have updated the classification of some of these expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.
Income from operations before general corporate expenses for the thirteen weeks ended May 4, 2014 and May 5, 2013 is expressed in dollar amounts as well as percentages, presented as a percentage of net revenue of the respective operating segments below.

	Thirteen Weeks Ended May 4, 2014 and May 5, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$75,697	$70,873	26.3	26.3
Direct to consumer	27,117	21,191	41.1	39.3
Other	3,276	4,362	10.7	19.4
Income from operations before general corporate expense	106,090	96,426
General corporate expense	36,289	30,537
Income from operations	$69,801	$65,889
Corporate-Owned Stores. Income from operations from our corporate-owned stores segment increased $4.8 million, or 7%, to $75.7 million for the first quarter of fiscal 2014 from $70.9 million for the first quarter of fiscal 2013 primarily due to an increase in gross profit of $14.4 million from increased sales, partially offset by an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores. Income from operations as a percentage of corporate-owned stores revenue remained steady as an increase in gross margin due to a non-recurring charge to cost of sales related to the pull-back of black Luon pants in the first quarter of fiscal 2013 was offset by increased product costs in the first quarter of fiscal 2014.
Direct to Consumer. Income from operations from our direct to consumer segment increased $5.9 million, or 28%, to $27.1 million for the first quarter of fiscal 2014 from $21.2 million for the first quarter of fiscal 2013. This increase was primarily the result of increased gross profit of $8.0 million primarily due to increased revenue resulting from increased traffic, offset by increased selling, general and administrative expenses related to our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue increased by 180 basis points primarily due to increased revenue resulting from higher traffic.
Other. Income from operations from our other segment decreased $1.1 million, or 25%, to $3.3 million for the first quarter of fiscal 2014 from $4.4 million for the first quarter of fiscal 2013. Gross profit related to our other segment increased $2.7 million in the first quarter of fiscal 2014 from the first quarter of fiscal 2013. Income from operations as a percentage of other revenue decreased by 870 basis points primarily due to a warehouse sale held during the first quarter of fiscal 2014 as well as an increased number of international showrooms compared to the first quarter of fiscal 2103.
General Corporate Expense. General corporate expense increased $5.8 million, or 19%, to $36.3 million for the first quarter of fiscal 2014 from $30.5 million for the first quarter of fiscal 2013. This was primarily due to increased head office employee costs, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects. A $1.5 million foreign exchange loss further contributed to the increase in general corporate expense.
Other Income (Expense), Net
Other income (expense), net, increased $0.1 million, or 9%, to $1.6 million for the first quarter of fiscal 2014 from $1.5 million for the first quarter of fiscal 2013. The increase was primarily the result of increased interest income, a result of higher average cash balances in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.
Provision for Income Taxes
Provision for income taxes increased $32.4 million, or 161%, to $52.5 million in the first quarter of fiscal 2014 from $20.1 million in the first quarter of fiscal 2013. In the first quarter of fiscal 2014, our effective tax rate was 73.4% compared to 29.8% in the first quarter of fiscal 2013. The increase in provision for income taxes was a result of a one-time deferred tax liability of $30.9 million recorded in the first quarter of fiscal 2014 to provide for U.S. income and applicable foreign withholding taxes on previously undistributed earnings from foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.
Net Income
Net income decreased $28.3 million to $19.0 million for the first quarter of fiscal 2014 from $47.3 million for the first quarter of fiscal 2013. The decrease in net income was a result of an increase in provision for income taxes of $32.4 million and an increase in selling, general and administrative expenses of $21.1 million, offset by an increase in gross profit of $25.0 million and an increase in other income (expense), net of $0.1 million.
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
At May 4, 2014, our working capital (excluding cash and cash equivalents) was $123.9 million and our cash and cash equivalents were $752.0 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirteen Weeks Ended May 4, 2014	Thirteen Weeks Ended May 5, 2013
	(In thousands)
Total cash provided by (used in):
Operating activities	$70,975	$25,135
Investing activities	(25,447)	(20,976)
Financing activities	(1,649)	(4,358)
Effect of exchange rate changes on cash	9,437	(1,562)
Increase (decrease) in cash and cash equivalents	$53,316	$(1,761)
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
Cash provided by operating activities increased $45.8 million, to $71.0 million for the first quarter of fiscal 2014 compared to $25.1 million for the first quarter of fiscal 2013. The increase was primarily a result of decreased income taxes paid and less inventory purchased during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, offset by a decreased provision for inventories.

Investing Activities
Investing Activities relate entirely to capital expenditures. Cash used in investing activities increased $4.5 million to $25.4 million for the first quarter of fiscal 2014 from $21.0 million for the first quarter of fiscal 2013.
Financing Activities
Financing Activities consists of cash received on the exercise of stock options, excess tax benefits from stock-based compensation, and taxes paid related to the net share settlement of equity awards. Cash used in financing activities decreased by $2.7 million to $1.6 million for the first quarter of fiscal 2014 from $4.4 million for the first quarter of fiscal 2013.
We believe that our cash from operations and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 24 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in "Risk Factors" and elsewhere in this report. In addition, we may make discretionary capital improvements with respect to our stores, distribution facility, headquarters, or other systems, which we would expect to fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.
Revolving Credit Facility
In November 2013, we entered into unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch, for up to $15.0 million in the aggregate to support the issuance of letters of credit and to fund our working capital requirements. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at our discretion.
Borrowings under the credit facility can be made either as (i) US Dollar Loans - US Dollar Loans will bear interest a rate equal to US LIBOR plus 100 basis points or US prime rate, at our option; (ii) Letters of Credit - Borrowings drawn down under standby letters of credit issued by the banks will bear a fee of 100 basis points; and (iii) CDN Dollar Loans - CDN Dollar Loans will bear interest at a rate equal to Bankers Acceptance plus 100 basis points or the Canadian Prime Rate, at our option.
At May 4, 2014, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We may enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of May 4, 2014, letters of credit and letters of guarantee totaling $0.6 million have been issued.
Other than these standby letters of credit and guarantee, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for our 2013 fiscal year end filed with the SEC on March 27, 2014 and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Operating Locations
Our corporate-owned stores by brand and by country as of May 4, 2014 and February 2, 2014, are summarized in the table below.

	May 4, 2014	February 2, 2014
lululemon athletica
United States	171	168
Canada	45	45
Australia	26	25
New Zealand	4	4
United Kingdom	1	—
	247	242
ivivva athletica
United States	7	3
Canada	9	9
	16	12
Total	263	254
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk. We generate a significant portion of our expenses in Canada due to our Canadian head office. The reporting currency for our consolidated financial statements is the U.S. dollar. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize selling, general and administrative expenses incurred in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first quarter of fiscal 2014, it has had a positive impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, as of May 4, 2014, we operated 54 stores in Canada, and as a result, the lower selling, general and administrative expenses were offset by the negative impact of the stronger U.S. dollar upon the consolidation of the net revenue from sales in Canada. A 10% appreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $1.5 million in the first quarter of fiscal 2014. To the extent the ratio between our expenses generated in Canadian dollars increases as compared to our net revenue generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million during the first quarter of fiscal 2014. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We have not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. In November 2013, we entered into unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch. The revolving credit facilities provide us with available borrowings in amount up to $15.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of May 4, 2014, aside from letters of credit and guarantees, we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions to be made regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a quarterly basis, and as needed.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 4, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 4, 2014, our disclosure controls and procedures were effective.
There was no change in internal control over financial reporting during the thirteen weeks ended May 4, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On October 25, 2013, plaintiff Laborers' District Council Industry Pension Fund filed a books-and-records action in the Delaware Court of Chancery entitled Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to us on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue, our announcement that our then CEO, Christine Day, intended to resign, and certain stock trades executed by the then-Chairman of our board of directors, Mr. Wilson, prior to our announcement regarding our former CEO, Christine Day. The Court held a one-day trial on February 19, 2014, which took the form of an oral argument. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered us to produce a narrow category of documents relating to one trade made by the our former Chairman.
On August 12, 2013 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day, et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). Plaintiffs allege that they are acting on behalf of us and name as defendants our current and former directors and certain officers. On January 17, 2014, plaintiffs filed an amended complaint, operative in both actions. In that amended complaint, plaintiffs challenge certain public disclosures and conduct relating to the March 2013 sheer Luon issue, the June 2013 announcement regarding the resignation of our former CEO, Christine Day, and certain stock trades executed by Mr. Wilson and Ms. Day in the months leading up to that announcement. Plaintiffs allege violations of Section 14(a) of the Securities Exchange Act and breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. On April 9, 2014, the Court dismissed all of plaintiffs’ claims due to plaintiffs’ failure to make a pre-suit demand. On May 9, 2014, plaintiff in the Canty action filed a notice of appeal to the United States Court of Appeals for the Second Circuit. We believe there is no merit to the appeal.
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of ours (collectively, "Defendants"). On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, 2013, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the "Complaint"). In its Complaint, Lead Plaintiff asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by us relating to lululemon's product quality and the March 2013 sheer Luon issue. On January 15, 2014, Lead Plaintiff filed a consolidated amended class action complaint (the "Amended Complaint") on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through January 10, 2014. In its Amended Complaint, Lead Plaintiff added new claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain of lululemon's public disclosures related to our ongoing quality control improvements and the impact of those improvements on our financial results. On April 18, 2014, the Court dismissed all of Lead Plaintiff’s claims for failure to state a claim. On May 16, 2014, Lead Plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. We believe there is no merit to the appeal.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters Personnel Retirement Fund filed a books-and-records action in the Delaware Court of Chancery entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to us on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue and revisions to our executive bonus plan. We moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from us relating to our announcement that Christine Day intended to resign as our Chief Executive Officer, and certain stock trades executed by our then-Chairman, Mr. Wilson, prior to our announcement regarding Ms. Day. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. We moved to dismiss the amended complaint on August 15, 2013, and in response to this filing, plaintiffs served us with a new demand letter and then filed a second amended complaint on November 4, 2013. We moved to dismiss the second amended complaint on December 4, 2013 and the Court held argument on the motion on February 5, 2014. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered us to produce a narrow category of documents relating to one trade made by our former Chairman.
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
We are unable at this time to predict the amount of our legal expenses associated with these proceedings and any settlement or damages associated with these matters. In the event that we are unsuccessful in our defense, or if we pursue settlement with regard to any of these actions, we could be required to pay significant final settlement amounts and/or judgments that exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments, which could have a material adverse effect on our financial condition and liquidity. Regardless of whether any of the claims asserted against us in these actions are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings. Further, we may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses.
In addition to the legal matters described above, we are, from time to time, involved in routine legal matters incidental to our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for our 2013 fiscal year, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.
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
We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that either meet our technical specifications but that are nonetheless unacceptable to us, or products that are otherwise unacceptable to us or our guests. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products are not discovered until after such products are purchased by our guests, our guests could lose confidence in the technical attributes of our products and our results of operations could suffer and our business could be harmed.
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
We have experienced, and may in the future continue to experience, a significant disruption in the supply of fabrics or raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
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
Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by our guests, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in technical athletic apparel innovation. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of athletic apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.
Our results of operations could be materially harmed if we are unable to accurately forecast guest demand for our products.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in guest demand for our products or for products of our competitors, our failure to accurately forecast guest acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast guest demand we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to guests.
Inventory levels in excess of guest demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and exclusivity of our brand. Conversely, if we underestimate guest demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and guest relationships.
Any material disruption of our information systems could disrupt our business and reduce our sales.
We are increasingly dependent on information systems to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer "hackers" or other causes, could cause information, including data related to guest orders, to be lost or delayed which could-especially if the disruption or slowdown occurred during the holiday season-result in delays in the delivery of products to our stores and guests or lost sales, which could reduce demand for our products and cause our sales to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose guests.
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
Our future growth depends in part on our international expansion efforts. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments and foreign guests' tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop our business in new international markets or experiencing disappointing growth outside of existing markets will harm our business and results of operations.
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
Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our business, guests and employees including credit card information. Security breaches could expose us to a risk of loss or misuse of this information and potential liability. We may not have the resources or technical sophistication to be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant litigation and potential liability and damage to our brand and reputation or other harm to our business.
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
We do not maintain a key person life insurance policy on any of the members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.
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
We generate a significant portion of our expenses in Canada due to our Canadian head office. The reporting currency for our consolidated financial statements is the U.S. dollar. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize selling, general and administrative expenses incurred in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first quarter of fiscal 2014, it has had a positive impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, as of May 4, 2014, we operated 54 stores in Canada, and as a result, the lower selling, general and administrative expenses were offset by the negative impact of the stronger U.S. dollar upon the consolidation of the net revenue from sales in Canada. A 10% appreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $1.5 million in the first quarter of fiscal 2014. To the extent the ratio between our expenses generated in Canadian dollars increases as compared to our net revenue generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million during the first quarter of fiscal 2014. We have not historically engaged in hedging transactions but in the future may at times enter into derivative financial instruments to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock during the thirteen weeks ended May 4, 2014:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2,3)
February 3, 2014 - March 2, 2014	9,949	$50.46	9,949	5,414,021
March 3, 2014 - April 6, 2014	10,408	49.31	10,408	5,403,613
April 7, 2014 - May 4, 2014	10,967	49.07	10,967	5,392,646
Total	31,324		31,324
__________

(1)	Monthly information is presented by reference to our fiscal months during our first quarter of fiscal 2014.

(2)	Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of performance-based restricted stock unit awards.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Bonus Plan of lululemon athletica inc.	X

10.2*	Form of Non-Qualified Stock Option Agreement (with clawback provision)	X

10.3*	Form of Non-Qualified Stock Option Agreement (for international employees)	X

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement	X

10.5*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

10.6*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (for international employees)	X

10.7*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement	X

10.8*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (for international employees)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**
The following financial statements from the Company's 10-Q for the fiscal quarter ended May 4, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Denotes a compensatory plan, contract or arrangement, in which or directors or executive officers may participate.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ JOHN E. CURRIE
John E. Currie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: June 11, 2014

Exhibit Index

Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Bonus Plan of lululemon athletica inc.	X

10.2*	Form of Non-Qualified Stock Option Agreement (with clawback provision)	X

10.3*	Form of Non-Qualified Stock Option Agreement (for international employees)	X

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement	X

10.5*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

10.6*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (for international employees)	X

10.7*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement	X

10.8*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (for international employees)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**
The following financial statements from the Company's 10-Q for the fiscal quarter ended May 4, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements

*	Denotes a compensatory plan, contract or arrangement, in which or directors or executive officers may participate.
**	Furnished herewith