Form 10-Q
period 2014-08-03
lululemon athletica inc.
filed 2014-09-11
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At September 8, 2014, there were 113,413,705 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At September 8, 2014, there were outstanding 29,937,820 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at September 8, 2014, the registrant had outstanding 29,937,820 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS

	August 3, 2014	February 2, 2014
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$725,073	$698,649
Accounts receivable	8,835	11,903
Inventories	176,502	186,090
Prepaid expenses and other current assets	63,692	46,197
	974,102	942,839
Property and equipment, net	285,849	255,603
Goodwill and intangible assets, net	27,938	28,201
Deferred income tax asset	4,992	18,300
Other non-current assets	5,039	4,745
	$1,297,920	$1,249,688
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,100	$12,647
Accrued liabilities	51,392	42,310
Accrued compensation and related expenses	26,614	19,445
Income taxes payable	562	769
Unredeemed gift card liability	29,232	38,343
	114,900	113,514
Non-current liabilities	56,353	39,492
	171,253	153,006
Stockholders' equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 29,938 and 29,955	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 29,938 and 29,955	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 114,185 and 115,342	571	577
Additional paid-in capital	240,343	240,351
Retained earnings	937,767	923,822
Accumulated other comprehensive loss	(52,014)	(68,068)
	1,126,667	1,096,682
	$1,297,920	$1,249,688
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Thirteen Weeks Ended August 3, 2014	Thirteen Weeks Ended August 4, 2013	Twenty-Six Weeks Ended August 3, 2014	Twenty-Six Weeks Ended August 4, 2013
	(Unaudited)
	(Amounts in thousands, except per share amounts)
Net revenue	$390,708	$344,513	$775,326	$690,295
Cost of goods sold	193,401	158,558	382,275	333,616
Gross profit	197,307	185,955	393,051	356,679
Selling, general and administrative expenses	129,419	106,969	255,362	211,804
Income from operations	67,888	78,986	137,689	144,875
Other income (expense), net	1,890	1,295	3,533	2,796
Income before provision for income taxes	69,778	80,281	141,222	147,671
Provision for income taxes	21,030	23,816	73,493	43,928
Net income	$48,748	$56,465	$67,729	$103,743
Basic earnings per share	$0.34	$0.39	$0.47	$0.72
Diluted earnings per share	$0.33	$0.39	$0.46	$0.71
Basic weighted-average number of shares outstanding	145,180	144,818	145,282	144,650
Diluted weighted-average number of shares outstanding	145,544	145,916	145,715	145,901
Other comprehensive income (loss):
Foreign currency translation adjustment	3,664	(21,901)	16,054	(26,348)
Comprehensive income	$52,412	$34,564	$83,783	$77,395
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
	(Unaudited) (Amounts in thousands)
Balance at February 2, 2014	29,955	$—	29,955	$—	115,342	$577	$240,351	$923,822	$(68,068)	$1,096,682
Net income.								67,729		67,729
Foreign currency translation adjustment									16,054	16,054
Stock-based compensation							3,369			3,369
Excess tax benefit from stock-based compensation							46			46
Common stock issued upon exchange of exchangeable shares	(17)	—	(17)	—	17	—	—			—
Restricted share issuance					29	—	—			—
Stock options exercised					125	1	2,250			2,251
Common stock issued upon settlement of performance-based restricted stock units					171	1	(1)			—
Shares withheld related to net share settlement of performance-based restricted stock units					(77)	—	(3,660)			(3,660)
Repurchase of common stock					(1,422)	(8)	(2,012)	(53,784)		(55,804)
Balance at August 3, 2014	29,938	$—	29,938	$—	114,185	$571	$240,343	$937,767	$(52,014)	$1,126,667
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended August 3, 2014	Twenty-Six Weeks Ended August 4, 2013
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities
Net income	$67,729	$103,743
Items not affecting cash
Provision for inventories	699	15,915
Depreciation and amortization	26,097	23,807
Stock-based compensation	3,369	8,288
Deferred income taxes	27,789	1,205
Excess tax benefits from stock-based compensation	(46)	(5,972)
Other, including net changes in other non-cash balances
Prepaid tax installments	(5,819)	(10,115)
Other prepaid expenses and other current assets	(8,649)	(7,583)
Inventories	9,980	(26,141)
Accounts payable	(5,709)	11,667
Accrued liabilities	8,675	9,294
Income taxes payable	(207)	(39,794)
Accrued compensation and related expenses	7,013	(7,019)
Other non-cash balances	(6,936)	(6,364)
Net cash provided by operating activities	123,985	70,931
Cash flows from investing activities
Purchase of property and equipment	(52,102)	(44,014)
Net cash used in investing activities	(52,102)	(44,014)
Cash flows from financing activities
Proceeds from exercise of stock options	2,251	5,134
Excess tax benefits from stock-based compensation	46	5,972
Taxes paid related to net share settlement of equity awards	(3,660)	(4,801)
Repurchase of common stock	(55,804)	—
Net cash (used in) provided by financing activities	(57,167)	6,305
Effect of exchange rate changes on cash and cash equivalents	11,708	(13,128)
Increase in cash and cash equivalents	26,424	20,094
Cash and cash equivalents, beginning of period	$698,649	$590,179
Cash and cash equivalents, end of period	$725,073	$610,273
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, showrooms, a network of wholesale accounts, outlets and warehouse sales. The Company's primary markets are the United States, Canada, Australia, New Zealand, and the United Kingdom, where 185, 54, 25, five, and one corporate-owned store(s) were in operation as of August 3, 2014, respectively. There were a total of 270 and 254 corporate-owned stores in operation as of August 3, 2014 and February 2, 2014, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of August 3, 2014 and for the thirteen and twenty-six weeks ended August 3, 2014 and August 4, 2013 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 2, 2014 is derived from the Company's audited consolidated financial statements and notes for the fiscal year ended February 2, 2014, included in Item 8 in the fiscal 2013 Annual Report on Form 10-K filed with the SEC on March 27, 2014. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's 2013 Annual Report on Form 10-K.
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
Certain comparative figures have been reclassified to conform to the financial presentation adopted for the current year.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the FASB amended ASC Topic 205 Presentation of Financial Statements ("ASC 205") and ASC Topic 360 Property, Plant, and Equipment ("ASC 360") to change the criteria for reporting discontinued operations. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments in this update are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted. The Company early adopted these amendments in the first quarter of fiscal 2014 with no impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2016, and early application is not permitted. The Company has not yet determined the impact this guidance may have on its consolidated financial statements.
In June 2014, the FASB amended ASC Topic 718 Compensation - Stock Compensation ("ASC 718") for share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2015, and early application is permitted. The Company has not yet determined the impact this guidance may have on its consolidated financial statements.
NOTE 3. STOCK-BASED COMPENSATION
Stock-based compensation plans
The Company's employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $3,369 and $8,288 for the twenty-six weeks ended August 3, 2014 and August 4, 2013, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $20,731 at August 3, 2014, which is expected to be recognized over a weighted-average period of 2.5 years.
Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of August 3, 2014 and changes during the twenty-six week period then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Balance at February 2, 2014	669	$30.76	428	$57.08	57	$51.99	—	$—
Granted	206	52.30	300	49.87	29	38.25	23	50.53
Exercised	125	18.00	171	38.85	14	64.30	—	—
Forfeited	44	60.72	46	60.81	—	—	1	52.59
Balance at August 3, 2014	706	$37.44	511	$58.60	72	$43.69	22	$50.47
Exercisable at August 3, 2014	356	$20.32
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
The Company's performance-based restricted stock units are awarded to eligible employees and entitle the grantee to receive a maximum of 1.5 shares of common stock per performance-based restricted stock unit if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of performance-based restricted stock units is based on the closing price of the Company's common stock on the award date. Expense for performance-based restricted stock units is recognized when it is probable that the performance goal will be achieved.
The fair value of the restricted shares and restricted stock units is based on the closing price of the Company's common stock on the award date.

Employee stock purchase plan
The Company's Board of Directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are determined by eligible employees, subject to certain limits as defined in the ESPP, and the Company matches one-third of that amount. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended August 3, 2014, there were 45 shares purchased under the ESPP in the open market.
NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended August 3, 2014	Thirteen Weeks Ended August 4, 2013	Twenty-Six Weeks Ended August 3, 2014	Twenty-Six Weeks Ended August 4, 2013
Net income	$48,748	$56,465	$67,729	$103,743
Basic weighted-average number of shares outstanding	145,180	144,818	145,282	144,650
Effect of stock options assumed exercised	364	1,098	433	1,251
Diluted weighted-average number of shares outstanding	145,544	145,916	145,715	145,901
Basic earnings per share	$0.34	$0.39	$0.47	$0.72
Diluted earnings per share	$0.33	$0.39	$0.46	$0.71
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the twenty-six weeks ended August 3, 2014 and August 4, 2013, 288 and 49 stock options, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014 the Company's Board of Directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450,000. The common stock is to be repurchased in the open market at prevailing market prices, with the timing and actual number of shares to be repurchased depending upon market conditions and other factors. The program is expected to be completed by June 2016. During the thirteen weeks ended August 3, 2014, 1,422 shares were repurchased under the program at a total cost of $55,804. Subsequent to August 3, 2014, and up to September 8, 2014, 775 shares were repurchased at a total cost of $30,642.

NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain balance sheet accounts is as follows:

	August 3, 2014	February 2, 2014
Inventories:
Finished goods	$187,402	$196,292
Provision to reduce inventory to market value	(10,900)	(10,202)
	$176,502	$186,090
Prepaid expenses and other current assets:
Prepaid tax installments	$31,122	$25,211
Prepaid expenses	32,570	20,986
	$63,692	$46,197
Property and equipment:
Land	$69,155	$67,903
Buildings	26,972	20,407
Leasehold improvements	163,869	140,748
Furniture and fixtures	46,565	41,400
Computer hardware	33,712	29,497
Computer software	84,034	70,537
Equipment and vehicles	5,625	4,108
Accumulated amortization and depreciation	(144,083)	(118,997)
	$285,849	$255,603
Goodwill and intangible assets:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(91)	(217)
	25,405	25,279
Reacquired franchise rights	10,630	10,630
Accumulated amortization	(8,240)	(7,830)
Changes in foreign currency exchange rates	143	122
	2,533	2,922
	$27,938	$28,201
Accrued liabilities:
Inventory purchases	$16,707	$12,715
Sales tax collected	8,508	8,341
Accrued rent	4,730	5,936
Other	21,447	15,318
	$51,392	$42,310
Non-current liabilities:
Deferred lease liability	$19,168	$17,994
Tenant inducements	18,706	17,521
Deferred income tax liability	18,479	3,977
	$56,353	$39,492
NOTE 6. LEGAL PROCEEDINGS
On October 25, 2013, plaintiff Laborers' District Council Industry Pension Fund filed a books-and-records action in the Delaware Court of Chancery entitled Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to the Company on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue, the Company's announcement that its then CEO, Christine Day, intended to resign, and certain stock trades executed by the then-Chairman of the Company's board of directors, Mr. Wilson, prior to the Company's announcement regarding its former CEO, Christine Day. The Court held a one-day trial on February 19, 2014, which took the form of an oral argument. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered the Company to produce a narrow category of documents relating to one trade made by the Company's former Chairman. On June 11, 2014, the Court consolidated this action with the action captioned Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.), which is described below. On June 13, 2014, Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents, which remains pending. The Company believes there is no merit to the motion.
On August 12, 2013 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day, et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). Plaintiffs allege that they are acting on behalf of the Company and name as defendants current and former directors and certain officers of the Company. On January 17, 2014, plaintiffs filed an amended complaint, operative in both actions. In that amended complaint, plaintiffs challenge certain public disclosures and conduct relating to the March 2013 sheer Luon issue, the June 2013 announcement regarding the resignation of the Company's former CEO, Christine Day, and certain stock trades executed by Mr. Wilson and Ms. Day in the months leading up to that announcement. Plaintiffs allege violations of Section 14(a) of the Securities Exchange Act and breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. On April 9, 2014, the Court dismissed all of plaintiffs' claims due to plaintiffs' failure to make a pre-suit demand. On May 9, 2014, plaintiff in the Canty action filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Company believes there is no merit to the appeal.
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of the Company (collectively, "Defendants"). On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, 2013, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the "Complaint"). In its Complaint, Lead Plaintiff asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by the Company relating to lululemon's product quality and the March 2013 sheer Luon issue. On January 15, 2014, Lead Plaintiff filed a consolidated amended class action complaint (the "Amended Complaint") on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through January 10, 2014. In its Amended Complaint, Lead Plaintiff added new claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain of lululemon's public disclosures related to the Company's ongoing quality control improvements and the impact of those improvements on the Company's financial results. On April 18, 2014, the Court dismissed all of Lead Plaintiff's claims for failure to state a claim. On May 16, 2014, Lead Plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Company believes there is no merit to the appeal.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund filed a books-and-records action in the Delaware Court of Chancery entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to the Company on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue and revisions to the Company's executive bonus plan. The Company moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from the Company relating to the Company's announcement that Christine Day intended to resign as the Company's Chief Executive Officer, and certain stock trades executed by the Company's then-Chairman, Mr. Wilson, prior to the Company's announcement regarding Ms. Day. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. The Company moved to dismiss the amended complaint on August 15, 2013, and in response to this filing, plaintiffs served the Company with a new demand letter and then filed a second amended complaint on November 4, 2013. The Company moved to dismiss the second amended complaint on December 4, 2013 and the Court held argument on the motion on February 5, 2014. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered the Company to produce a narrow category of documents relating to one trade made by the Company's former Chairman. On June 11, 2014 the Court consolidated this action with the action captioned Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) which is described above. On June 13, 2014 Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents, which remains pending. The Company believes there is no merit to the motion.
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

	Thirteen Weeks Ended August 3, 2014	Thirteen Weeks Ended August 4, 2013	Twenty-Six Weeks Ended August 3, 2014	Twenty-Six Weeks Ended August 4, 2013
Net revenue:
Corporate-owned stores	$294,040	$273,768	$582,142	$543,126
Direct to consumer	63,481	49,384	129,455	103,350
Other	33,187	21,361	63,729	43,819
	$390,708	$344,513	$775,326	$690,295
Income from operations before general corporate expense:
Corporate-owned stores	$74,891	$83,226	$150,596	$154,099
Direct to consumer	24,087	19,828	51,182	41,023
Other	3,496	3,720	6,786	8,082
	102,474	106,774	208,564	203,204
General corporate expense	34,586	27,788	70,875	58,329
Income from operations	67,888	78,986	137,689	144,875
Other income (expense), net	1,890	1,295	3,533	2,796
Income before provision for income taxes	$69,778	$80,281	$141,222	$147,671

Capital expenditures:
Corporate-owned stores	$15,805	$15,852	$31,671	$26,441
Direct to consumer	3,751	2,392	4,863	2,763
Corporate	7,099	4,794	15,568	14,810
	$26,655	$23,038	$52,102	$44,014
Depreciation:
Corporate-owned stores	$9,027	$7,509	$17,424	$15,003
Direct to consumer	1,255	1,118	2,261	2,113
Corporate	3,354	3,451	6,412	6,691
	$13,636	$12,078	$26,097	$23,807

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
Overview
Fiscal 2014 is a transitional year, as we focus on building a scalable foundation to support and drive growth in our businesses. In addition to our plans for North American and international expansion, we are also focused on initiatives related to rebuilding our brand experience, connecting with our guests and communities, and creating innovative, technical and beautiful product. We continue to invest in our product quality and supply chain, as we believe this is the foundation of our guest loyalty. Our focus on building foundation will also extend to our other categories, including our men's and ivivva business, where we see potential for future expansion. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to execute the initiatives which we believe will continue to lead our profitable growth.
Throughout the first two quarters of fiscal 2014, we were able to grow our e-commerce business which we believe has further increased our brand awareness and has made our product available in new markets, including those outside of North America. Net revenue from our direct to consumer channel increased 25% and, represented 16.7% of total revenue in the first two quarters of fiscal 2014 compared to 15.0% of total revenue in the same period of the prior year. Continuing increases in traffic on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit a significant portion of our resources to further developing this channel.
We increased our store base through execution of our real estate strategy, when and where we saw opportunities for success. We opened seven net new corporate-owned stores during the second quarter of fiscal 2014. We also opened our East Coast distribution center in Columbus, Ohio during the second quarter of fiscal 2014. Where we find opportunities for growth through opening showrooms, or other community presence efforts, we expect to expand our store base and therefore our business. Our growth strategy relies on expansion in North America, particularly in the United States. We also believe that international growth is an opportunity and are expanding our foothold in markets by establishing local community connections, distributing to strategic sales partners and opening showrooms where we believe we can successfully seed the markets.

Operating Segment Overview
lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our healthy lifestyle inspired athletic apparel is marketed under the lululemon athletica and ivivva athletica brand names. Collectively our brands offer a comprehensive line of apparel and accessories including pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of August 3, 2014, our branded apparel was principally sold through 270 corporate-owned stores that are located in the United States, Canada, Australia, New Zealand and the United Kingdom and via our e-commerce websites included in our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our guests while providing us with greater control of our brand. In the thirteen week period ended August 3, 2014, 67% of our net revenue was derived from the sales of our products in the United States, 26% of our net revenue was derived from sales of our products in Canada, and 7% of our net revenue was derived from sales of our products outside of North America. In the thirteen week period ended August 4, 2013, 64% of our net revenue was derived from the sales of our products in the United States, 30% of our net revenue was derived from sales of our products in Canada, and 6% of our net revenue was derived from sales of our products outside of North America.
Our net revenue increased from $1.4 billion in fiscal 2012 to $1.6 billion in fiscal 2013, representing an annual growth rate of 16%. Our net revenue also increased from $344.5 million in the second quarter of fiscal 2013 to $390.7 million in second quarter of fiscal 2014, representing an 13% increase, and total comparable sales, which includes comparable store sales and direct to consumer, decreased 1% in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Excluding the effect of foreign currency fluctuations, total comparable sales would have remained flat. Our ability to open new stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting guest experience and distinctive corporate culture are responsible for our strong financial performance.
We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we prepare financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment accounted for 16.2% of our net revenue in second quarter of fiscal 2014, compared to 14.3% in the second quarter of fiscal 2013. Our other segment, consisting of sales from company-operated showrooms, sales to wholesale accounts, outlets and warehouse sales, accounted for less than 10% of our net revenue in the first two quarters of fiscal 2014 and fiscal 2013.

Results of Operations
Thirteen Week Results
The following table summarizes key components of our results of operations for the thirteen weeks ended August 3, 2014 and August 4, 2013. The operating results are expressed in dollar amounts. The percentages are presented as a percentage of net revenue.

	Thirteen Weeks Ended August 3, 2014 and August 4, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Net revenue	$390,708	$344,513	100.0	100.0
Cost of goods sold	193,401	158,558	49.5	46.0
Gross profit	197,307	185,955	50.5	54.0
Selling, general and administrative expenses	129,419	106,969	33.1	31.1
Income from operations	67,888	78,986	17.4	22.9
Other income (expense), net	1,890	1,295	0.5	0.4
Income before provision for income taxes	69,778	80,281	17.9	23.3
Provision for income taxes	21,030	23,816	5.4	6.9
Net income	$48,748	$56,465	12.5	16.4
Net Revenue
Net revenue increased $46.2 million, or 13%, to $390.7 million for the second quarter of fiscal 2014 from $344.5 million for the second quarter of fiscal 2013. Assuming the average exchange rates for the second quarter of fiscal 2014 remained constant with the average exchange rates for the second quarter of fiscal 2013, our net revenue would have increased $51.3 million, or 15%.
The net revenue increase was driven by sales from new stores opened and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer decreased 1% in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Excluding the effect of foreign currency fluctuations, total comparable sales would have remained flat.
Our net revenue on a segment basis for the thirteen weeks ended August 3, 2014 and August 4, 2013 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Thirteen Weeks Ended August 3, 2014 and August 4, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$294,040	$273,768	75.3	79.5
Direct to consumer	63,481	49,384	16.2	14.3
Other	33,187	21,361	8.5	6.2
Net revenue	$390,708	$344,513	100.0	100.0
Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $20.3 million, or 7%, to $294.0 million in the second quarter of fiscal 2014 from $273.8 million in the second quarter of fiscal 2013. Net revenue from corporate-owned stores we opened subsequent to August 4, 2013, and therefore not included in comparable store sales, contributed $39.2 million to the increase. Net new store openings since the second quarter of fiscal 2013 included 38 stores in the United States, one store in Canada, one store in Australia, three stores in New Zealand and one store in the United Kingdom. The increase in net revenue from our corporate-owned stores segment was offset by a comparable store sales decrease of 7% in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, which resulted in an $18.9 million decrease to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have decreased 5%, or $15.5 million, in the second quarter of fiscal 2014. The comparable store sales decrease was primarily the result of decreased traffic.
Direct to Consumer. Net revenue from our direct to consumer segment increased $14.1 million, or 29%, to $63.5 million in the second quarter of fiscal 2014 from $49.4 million in the second quarter of fiscal 2013. The increase in net revenue was primarily the result of increasing traffic on our e-commerce websites.

Other. Net revenue from our other segment increased $11.8 million, or 55%, to $33.2 million in the second quarter of fiscal 2014 from $21.4 million in the second quarter of fiscal 2013. This increase was primarily the result of six new outlets opened since the second quarter of fiscal 2013. Increased revenue from our showrooms also contributed to the increase in net revenue from our other segment. We operate our other segment to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
Gross Profit
Gross profit increased $11.4 million, or 6%, to $197.3 million for the second quarter of fiscal 2014 from $185.9 million for the second quarter of fiscal 2013. Increased net revenues were partially offset by increased cost of goods sold.
The increase in gross profit was partially offset by increased costs related to our production, design, distribution and merchandising departments, as well as increases in fixed costs, such as occupancy costs and depreciation.
Gross profit as a percentage of net revenue, or gross margin, decreased by 350 basis points, to 50.5% in the second quarter of fiscal 2014 from 54.0% in the second quarter of fiscal 2013. The decrease in gross margin was primarily the result of:

•	a decrease in product margin of 260 basis points primarily due to a higher mix of lower margin seasonal items and increased product costs;

•	an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue of 70 basis points;

•	an increase in fixed costs, such as depreciation and occupancy costs, relative to the increase in net revenue, which contributed to a decrease in gross margin of 40 basis points; and

•	an unfavorable impact of foreign exchange rates on product costs which contributed to a decrease in gross margin of 50 basis points.
The decrease in gross margin was partially offset by a decrease in markdowns and discounts of 70 basis points driven by high sell-through of seasonal items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $22.5 million, or 21%, to $129.4 million in the second quarter of fiscal 2014 from $107.0 million in the second quarter of fiscal 2013. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $8.4 million as we experienced natural growth in labor hours associated with new corporate-owned stores, outlets, showrooms and other;

•	an increase in variable store costs of $1.2 million as a result of increased sales volume from new corporate-owned stores, outlets, showrooms and other;

•	an increase in other head office costs of $2.0 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $2.3 million as a result of increased sales volume;

•	an increase in administrative costs related to our direct to consumer segment of $0.6 million associated with the growth in this channel and increased head count to support it; and

•
an increase in other costs, including occupancy costs and depreciation not included in cost of goods sold, of $8.4 million, partly as a result of a $1.3 million foreign exchange loss in the second quarter of fiscal 2014 compared to a $4.4 million foreign exchange gain in the second quarter of fiscal 2013.

The increase was partially offset by a decrease in head office employee costs of $0.4 million as a result of decreased stock-based compensation expense.
As a percentage of net revenue, selling, general and administrative expenses increased 200 basis points, to 33.1% from 31.1%.

Income from Operations
Income from operations decreased $11.1 million, or 14%, to $67.9 million in the second quarter of fiscal 2014 from $79.0 million in the second quarter of fiscal 2013. The decrease was a result of increased selling, general and administrative costs of $22.5 million, partially offset by increased gross profit of $11.4 million.
On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our classification of our expenses amongst our reportable segments and have updated the classification of some of these expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.
Income from operations before general corporate expenses for the thirteen weeks ended August 3, 2014 and August 4, 2013 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Thirteen Weeks Ended August 3, 2014 and August 4, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$74,891	$83,226	25.5	30.4
Direct to consumer	24,087	19,828	37.9	40.2
Other	3,496	3,720	10.5	17.4
Income from operations before general corporate expense	102,474	106,774
General corporate expense	34,586	27,788
Income from operations	$67,888	$78,986
Corporate-Owned Stores. Income from operations from our corporate-owned stores segment decreased $8.3 million, or 10%, to $74.9 million for the second quarter of fiscal 2014 from $83.2 million for the second quarter of fiscal 2013 primarily due to an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores. Income from operations as a percentage of corporate-owned stores revenue decreased by 490 basis points primarily due to increased selling, general and administrative expenses as a percentage of revenue as well as lower gross margin resulting from a higher mix of lower margin seasonal items and increased product costs.
Direct to Consumer. Income from operations from our direct to consumer segment increased $4.3 million, or 21%, to $24.1 million for the second quarter of fiscal 2014 from $19.8 million for the second quarter of fiscal 2013. This increase was primarily the result of increased gross profit of $7.4 million primarily due to increased revenue resulting from increased traffic, offset by increased selling, general and administrative expenses related to our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue decreased by 230 basis points primarily due to increased selling, general and administrative expenses as a percentage of revenue as well as lower gross margin resulting from a higher mix of lower margin seasonal items and increased product costs.
Other. Income from operations from our other segment decreased $0.2 million, or 6%, to $3.5 million for the second quarter of fiscal 2014 from $3.7 million for the second quarter of fiscal 2013. Gross profit related to our other segment increased $4.8 million in the second quarter of fiscal 2014 from the second quarter of fiscal 2013. Income from operations as a percentage of other revenue decreased by 690 basis points primarily due to an increased number of international showrooms compared to the second quarter of fiscal 2013.
General Corporate Expense. General corporate expense increased $6.8 million, or 24%, to $34.6 million for the second quarter of fiscal 2014 from $27.8 million for the second quarter of fiscal 2013. This was primarily due to a $1.3 million foreign exchange loss in the second quarter of fiscal 2014 compared to a $4.4 million foreign exchange gain in the second quarter of fiscal 2013. Increased head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects further contributed to the increase. This was partially offset by a decrease in head office employee costs as a result of decreased stock-based compensation expense.
Other Income (Expense), Net
Other income (expense), net, increased $0.6 million, or 46%, to $1.9 million for the second quarter of fiscal 2014 from $1.3 million for the second quarter of fiscal 2013. Other income (expense), net includes interest earned on cash balances.

Provision for Income Taxes
Provision for income taxes decreased $2.8 million, or 12%, to $21.0 million in the second quarter of fiscal 2014 from $23.8 million in the second quarter of fiscal 2013 primarily due to a decrease in income before tax. In the second quarter of fiscal 2014, our effective tax rate was 30.1% compared to 29.7% in the second quarter of fiscal 2013.
Net Income
Net income decreased $7.7 million to $48.7 million for the second quarter of fiscal 2014 from $56.5 million for the second quarter of fiscal 2013. The decrease in net income was a result of an increase in selling, general and administrative expenses of $22.5 million, offset by an increase in gross profit of $11.4 million, an increase in other income (expense), net of $0.6 million, and a decrease in provision for income taxes of $2.8 million.
Twenty-Six Week Results
The following table summarizes key components of our results of operations for the twenty-six week periods ended August 3, 2014 and August 4, 2013. The operating results are expressed in dollar amounts. The percentages are presented as a percentage of net revenue.

	Twenty-Six Weeks Ended August 3, 2014 and August 4, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Net revenue	$775,326	$690,295	100.0	100.0
Cost of goods sold	382,275	333,616	49.3	48.3
Gross profit	393,051	356,679	50.7	51.7
Selling, general and administrative expenses	255,362	211,804	32.9	30.7
Income from operations	137,689	144,875	17.8	21.0
Other income (expense), net	3,533	2,796	0.4	0.4
Income before provision for income taxes	141,222	147,671	18.2	21.4
Provision for income taxes	73,493	43,928	9.5	6.4
Net income	$67,729	$103,743	8.7	15.0
Net Revenue
Net revenue increased $85.0 million, or 12%, to $775.3 million for the first two quarters of fiscal 2014 from $690.3 million for the first two quarters of fiscal 2013. Assuming the average exchange rates for the first two quarters of fiscal 2014 remained constant with average exchange rates for the first two quarters of fiscal 2013, our net revenue would have increased $100.2 million, or 15%, for the first two quarters of fiscal 2014.
The net revenue increase was driven by sales from new stores opened and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer decreased 1% in the first two quarters of fiscal 2014 compared to the first two quarters of fiscal 2013. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased by 1%.
Our net revenue on a segment basis for the twenty-six week periods ended August 3, 2014 and August 4, 2013 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Twenty-Six Weeks Ended August 3, 2014 and August 4, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$582,142	$543,126	75.1	78.7
Direct to consumer	129,455	103,350	16.7	15.0
Other	63,729	43,819	8.2	6.3
Net revenue	$775,326	$690,295	100.0	100.0
Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $39.0 million, or 7%, to $582.1 million in the first two quarters of fiscal 2014 from $543.1 million in the first two quarters of fiscal 2013. Net revenue from corporate-owned stores we opened subsequent to August 4, 2013, and therefore not included in comparable store sales, contributed $75.3 million to the increase. Net new store openings since the second quarter of fiscal 2013 included 38 stores in the United States, one store in Canada, one store in Australia, three stores in New Zealand and one store in the United Kingdom. The increase in net revenue from our corporate-owned stores segment was offset by a comparable store sales decrease of 7% in the first two quarters of fiscal 2014 compared to the first two quarters of fiscal 2013 which resulted in a $36.3 million decrease to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have decreased 5%, or $26.1 million, in the first two quarters of fiscal 2014. The comparable store sales decrease was primarily the result of decreased traffic.
Direct to Consumer. Net revenue from our direct to consumer segment increased $26.1 million, or 25%, to $129.5 million in the first two quarters of fiscal 2014 from $103.4 million in the first two quarters of fiscal 2013. The increase in net revenue was primarily the result of increasing traffic on our e-commerce websites.
Other. Net revenue from our other segment increased $19.9 million, or 45%, to $63.7 million in the first two quarters of fiscal 2014 from $43.8 million in the first two quarters of fiscal 2013. This increase was primarily the result of six new outlets opened since the second quarter of fiscal 2013. Increased revenue from our showrooms also contributed to the increase in net revenue from our other segment. We operate our other segment to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
Gross Profit
Gross profit increased $36.4 million, or 10%, to $393.1 million for the first two quarters of fiscal 2014 from $356.7 million for the first two quarters of fiscal 2013. Increased net revenues in our operating segments resulted in an increased gross profit. A $17.5 million inventory provision related to the pull-back of black Luon pants was recorded in cost of sales during the first two quarters of fiscal 2013.
The increase in gross profit was partially offset by increased costs related to our production, design, distribution and merchandising departments, as well as increases in fixed costs, such as occupancy costs and depreciation.
Gross profit as a percentage of net revenue, or gross margin, decreased by 100 basis points, to 50.7% in the first two quarters of fiscal 2014 from 51.7% in the first two quarters of fiscal 2013. The decrease in gross margin resulted primarily from:

•	a decrease in product margin of 300 basis points primarily due to a higher mix of lower margin seasonal items and increased product costs;

•	an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue, of 60 basis points;

•	an increase in fixed costs, such as depreciation and occupancy costs, relative to the increase in net revenue, which contributed to a decrease in gross margin of 30 basis points; and

•	an unfavorable impact of foreign exchange rates on product costs which contributed to a decrease in gross margin of 50 basis points.
The decrease in gross margin was partially offset by a decrease in provision for inventories, charged to cost of sales, of 250 basis points related to the pull-back of black Luon pants in the first quarter of fiscal 2013. A decrease in markdowns and discounts of 90 basis points driven by high sell-through of seasonal items also partially offset the decrease in gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $43.6 million, or 21%, to $255.4 million in the first two quarters of fiscal 2014 from $211.8 million in the first two quarters of fiscal 2013. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $14.8 million as we experienced natural growth in labor hours associated with new corporate-owned stores, outlets, showrooms and other;

•	an increase in variable store costs of $3.1 million as a result of increased sales volume from new corporate-owned stores, outlets, showrooms and other;

•	an increase in head office employee costs of $2.3 million as a result of increased head count incurred in order to position us for long-term growth;

•	an increase in other head office costs of $5.1 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in administrative expenses related to our direct to consumer segment of $1.0 million associated with the growth in this channel;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $3.9 million as a result of increased sales volume; and

•
an increase in other costs, including occupancy costs and depreciation not included in cost of goods sold, of $13.4 million, partly as a result of a $2.8 million foreign exchange loss in the first two quarters of fiscal 2014 compared to a $4.4 million foreign exchange gain in the first two quarters of fiscal 2013.

As a percentage of net revenue, selling, general and administrative expenses increased 220 basis points, to 32.9% in the second quarter of fiscal 2014 from 30.7% in the second quarter of fiscal 2013.
Income from Operations
Income from operations decreased $7.2 million, or 5%, to $137.7 million in the first two quarters of fiscal 2014 from $144.9 million in the first two quarters of fiscal 2013. The decrease was a result of increased selling, general and administrative costs of $43.6 million, partially offset by increased gross profit of $36.4 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.
Income from operations before general corporate expenses for the twenty-six week periods ended August 3, 2014 and August 4, 2013 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Twenty-Six Weeks Ended August 3, 2014 and August 4, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$150,596	$154,099	25.9	28.4
Direct to consumer	51,182	41,023	39.5	39.7
Other	6,786	8,082	10.6	18.4
Income from operations before general corporate expense	208,564	203,204
General corporate expense	70,875	58,329
Income from operations	$137,689	$144,875
Corporate-Owned Stores. Income from operations from our corporate-owned stores segment decreased $3.5 million to $150.6 million for the first two quarters of fiscal 2014 from $154.1 million for the first two quarters of fiscal 2013 primarily due to an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores, partially offset by an increase in gross profit of $13.6 million from increased sales. Income from operations as a percentage of corporate-owned stores revenue decreased by 250 basis points primarily due to higher selling, general and administrative expenses as a percentage of revenue as well as lower gross margin resulting from a higher mix of lower margin seasonal items and increased product costs.
Direct to Consumer. Income from operations from our direct to consumer segment increased $10.2 million, or 25%, to $51.2 million for the first two quarters of fiscal 2014 from $41.0 million for the first two quarters of fiscal 2013. The increase was primarily the result of increased gross profit of $15.3 million primarily due to increased revenue resulting from increased traffic, offset by increased selling, general and administrative expenses related to our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue decreased by 20 basis points.
Other. Income from operations from our other segment decreased $1.3 million, or 16%, to $6.8 million for the first two quarters of fiscal 2014 from $8.1 million for the first two quarters of fiscal 2013. Gross profit related to our other segment increased by $7.4 million for the first two quarters of fiscal 2014 from the first two quarters of fiscal 2013. Income from operations as a percentage of other revenue decreased by 780 basis points primarily due to a warehouse sale held during the first quarter of fiscal 2014 as well as an increased number of international showrooms compared to the first two quarters of fiscal 2013.

General Corporate Expense. General corporate expense increased $12.5 million, or 22%, to $70.9 million for the first two quarters of fiscal 2014 from $58.3 million for the first two quarters of fiscal 2013. This was primarily due to increased head office employee costs, as well as other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects. A $2.8 million foreign exchange loss in the first two quarters of fiscal 2014 compared to a $4.4 million foreign exchange gain in the first two quarters of fiscal 2013 further contributed to the increase.
Other Income (Expense), Net
Other income (expense), net increased $0.7 million, or 26%, to $3.5 million in the first two quarters of fiscal 2014 from $2.8 million in the first two quarters of fiscal 2013. Other income (expense), net includes interest earned on cash balances.
Provision for Income Taxes
Provision for income taxes increased $29.6 million, or 67%, to $73.5 million in the first two quarters of fiscal 2014 from $43.9 million in the first two quarters of fiscal 2013. The effective tax rate for the first two quarters of fiscal 2014 was 52.0% compared to 29.7% in the first two quarters of fiscal 2013. The increase in provision for income taxes was a result of a non-recurring deferred tax liability of $31.3 million recorded in the first two quarters of fiscal 2014 to provide for U.S. income and applicable foreign withholding taxes on previously undistributed earnings from foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.
Net Income
Net income decreased $36.0 million to $67.7 million for the first two quarters of fiscal 2014 from $103.7 million for the first two quarters of fiscal 2013. The decrease in net income was a result of an increase in selling, general and administrative expenses of $43.6 million and an increase in provision for income taxes of $29.6 million, offset by an increase in gross profit of $36.4 million and an increase in other income (expense), net of $0.7 million.
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
At August 3, 2014, our working capital (excluding cash and cash equivalents) was $134.1 million and our cash and cash equivalents were $725.1 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Twenty-Six Weeks Ended August 3, 2014	Twenty-Six Weeks Ended August 4, 2013
	(In thousands)
Total cash provided by (used in):
Operating activities	$123,985	$70,931
Investing activities	(52,102)	(44,014)
Financing activities	(57,167)	6,305
Effect of exchange rate changes on cash	11,708	(13,128)
Increase in cash and cash equivalents	$26,424	$20,094

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
Cash provided by operating activities increased $53.1 million, to $124.0 million for the second quarter of fiscal 2014 compared to $70.9 million for the second quarter of fiscal 2013. The increase was primarily a result of decreased income taxes paid and less inventory purchased during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, offset by decreased net income and a decreased provision for inventories.
Investing Activities
Investing Activities relate entirely to capital expenditures. Cash used in investing activities increased $8.1 million to $52.1 million for the second quarter of fiscal 2014 from $44.0 million for the second quarter of fiscal 2013.
Financing Activities
Financing Activities consists of cash received on the exercise of stock options, excess tax benefits from stock-based compensation, taxes paid related to the net share settlement of equity awards, and cash used to repurchase our common stock. Cash used in financing activities increased by $63.5 million to $57.2 million for the second quarter of fiscal 2014 from cash provided by financing activities of $6.3 million for the second quarter of fiscal 2013. We began our stock repurchase program in the second quarter of fiscal 2014, and our cash used in financing activities included $55.8 million to repurchase 1.4 million shares.
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
At August 3, 2014, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We may enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of August 3, 2014, letters of credit and letters of guarantee totaling $0.6 million have been issued.
We lease certain corporate-owned store locations, storage spaces, buildings and equipment under non-cancellable operating leases.
Other than these operating leases, standby letters of credit and guarantees, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

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
Operating Locations
Our corporate-owned stores by brand and by country as of August 3, 2014 and February 2, 2014, are summarized in the table below.

	August 3, 2014	February 2, 2014
lululemon athletica
United States	176	168
Canada	45	45
Australia	25	25
New Zealand	5	4
United Kingdom	1	—
	252	242
ivivva athletica
United States	9	3
Canada	9	9
	18	12
Total	270	254
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk. We generate a significant portion of our expenses in Canada due to our Canadian head office. The reporting currency for our consolidated financial statements is the U.S. dollar. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize selling, general and administrative expenses incurred in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first two quarters of fiscal 2014, it has had a positive impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, as of August 3, 2014, we operated 54 stores in Canada, and as a result, the lower selling, general and administrative expenses were offset by the negative impact of the stronger U.S. dollar upon the consolidation of the net revenue from sales in Canada. A 10% appreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $2.8 million in the first two quarters of fiscal 2014. To the extent the ratio between our expenses generated in Canadian dollars increases as compared to our net revenue generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million during the first two quarters of fiscal 2014. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We have not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. In November 2013, we entered into unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch. The revolving credit facilities provide us with available borrowings in amount up to $15.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of August 3,

2014, aside from letters of credit and guarantees, we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 3, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 3, 2014, our disclosure controls and procedures were effective.
There was no change in internal control over financial reporting during the thirteen weeks ended August 3, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On October 25, 2013, plaintiff Laborers' District Council Industry Pension Fund filed a books-and-records action in the Delaware Court of Chancery entitled Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to us on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue, our announcement that our then CEO, Christine Day, intended to resign, and certain stock trades executed by the then-Chairman of our board of directors, Mr. Wilson, prior to our announcement regarding our former CEO, Christine Day. The Court held a one-day trial on February 19, 2014, which took the form of an oral argument. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered us to produce a narrow category of documents relating to one trade made by the our former Chairman. On June 11, 2014, the Court consolidated this action with the action captioned Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.), which is described below. On June 13, 2014, Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents, which remains pending. We believe there is no merit to the motion.
On August 12, 2013 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day, et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). Plaintiffs allege that they are acting on behalf of us and name as defendants our current and former directors and certain officers. On January 17, 2014, plaintiffs filed an amended complaint, operative in both actions. In that amended complaint, plaintiffs challenge certain public disclosures and conduct relating to the March 2013 sheer Luon issue, the June 2013 announcement regarding the resignation of our former CEO, Christine Day, and certain stock trades executed by Mr. Wilson and Ms. Day in the months leading up to that announcement. Plaintiffs allege violations of Section 14(a) of the Securities Exchange Act and breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. On April 9, 2014, the Court dismissed all of plaintiffs' claims due to plaintiffs' failure to make a pre-suit demand. On May 9, 2014, plaintiff in the Canty action filed a notice of appeal to the United States Court of Appeals for the Second Circuit. We believe there is no merit to the appeal.
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of ours (collectively, "Defendants"). On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, 2013, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the "Complaint"). In its Complaint, Lead Plaintiff asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by us relating to lululemon's product quality and the March 2013 sheer Luon issue. On January 15, 2014, Lead Plaintiff filed a consolidated amended class action complaint (the "Amended Complaint") on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through January 10, 2014. In its Amended Complaint, Lead Plaintiff added new claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain of lululemon's public disclosures related to our ongoing quality control improvements and the impact of those improvements on our financial results. On April 18, 2014, the Court dismissed all of Lead Plaintiff's claims for failure to state a claim. On May 16, 2014, Lead Plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. We believe there is no merit to the appeal.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund filed a books-and-records action in the Delaware Court of Chancery entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to us on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue and revisions to our executive bonus plan. We moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from us relating to our announcement that Christine Day intended to resign as our Chief Executive Officer, and certain stock trades executed by our then-Chairman, Mr. Wilson, prior to our announcement regarding Ms. Day. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. We moved to dismiss the amended complaint on August 15, 2013, and in response to this filing, plaintiffs served us with a new demand letter and then filed a second amended complaint on November 4, 2013. We moved to dismiss the second amended complaint on December 4, 2013 and the Court held argument on the motion on February 5, 2014. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered us to produce a narrow category of documents relating to one trade made by our former Chairman. On June 11, 2014 the Court consolidated this action with the action captioned Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) which is described above. On June 13, 2014 Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents, which remains pending. We believe there is no merit to the motion.
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
We generate a significant portion of our expenses in Canada due to our Canadian head office. The reporting currency for our consolidated financial statements is the U.S. dollar. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize selling, general and administrative expenses incurred in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first two quarters of fiscal 2014, it has had a positive impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, as of August 3, 2014, we operated 54 stores in Canada, and as a result, the lower selling, general and administrative expenses were offset by the negative impact of the stronger U.S. dollar upon the consolidation of the net revenue from sales in Canada. A 10% appreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $2.8 million in the first two quarters of fiscal 2014. To the extent the ratio between our expenses generated in Canadian dollars increases as compared to our net revenue generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our net revenue is generated in Australia. A 10% depreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million during the first two quarters of fiscal 2014. We have not historically engaged in hedging transactions but in the future may at times enter into derivative financial instruments to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock during the thirteen weeks ended August 3, 2014 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2,3)
May 5, 2014 - June 1, 2014	11,905	$45.26	11,905	5,380,741
June 2, 2014 - July 6, 2014	18,948	41.54	18,948	5,361,793
July 7, 2014 - August 3, 2014	13,715	38.28	13,715	5,348,078
Total	44,568		44,568
__________

(1)	Monthly information is presented by reference to our fiscal months during our second quarter of fiscal 2014.

(2)	Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of performance-based restricted stock unit awards.

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

The following table provides information regarding our purchases of our common stock during the thirteen weeks ended August 3, 2014 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 5, 2014 - June 1, 2014	—	$—	—	$—
June 2, 2014 - July 6, 2014	475,464	39.93	475,464	431,016,624
July 7, 2014 - August 3, 2014	946,546	38.90	946,546	394,196,357
Total	1,422,010		1,422,010
__________

(1)	Monthly information is presented by reference to our fiscal months during our second quarter of fiscal 2014.

(2)
Our stock repurchase program was approved by our Board of Directors in June 2014. Common shares are repurchased in the open market at prevailing market prices, with the timing and actual number of common shares to be repurchased depending upon market conditions and other factors. The program is expected to be completed by June 2016, and the maximum dollar value of shares to be repurchased is $450 million.

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

101
The following financial statements from the Company's 10-Q for the fiscal quarter ended August 3, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ JOHN E. CURRIE
John E. Currie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: September 10, 2014

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

101
The following financial statements from the Company's 10-Q for the fiscal quarter ended August 3, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Furnished herewith