Form 10-Q
period 2014-11-02
lululemon athletica inc.
filed 2014-12-11
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 8, 2014, there were 132,159,928 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At December 8, 2014, there were outstanding 9,832,541 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at December 8, 2014, the registrant had outstanding 9,832,541 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	November 2, 2014	February 2, 2014
ASSETS
Current assets
Cash and cash equivalents	$633,582	$698,649
Accounts receivable	10,719	11,903
Inventories	229,861	188,790
Prepaid expenses and other current assets	70,495	46,197
	944,657	945,539
Property and equipment, net	301,841	255,603
Goodwill and intangible assets, net	27,458	28,201
Deferred income tax asset	4,798	18,300
Other non-current assets	5,733	4,745
	$1,284,487	$1,252,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,545	$12,647
Accrued inventory purchases	42,484	15,415
Other accrued liabilities	31,448	29,595
Accrued compensation and related expenses	33,141	19,445
Income taxes payable	3,116	769
Unredeemed gift card liability	28,016	38,343
	147,750	116,214
Deferred income tax liability	11,376	3,977
Other non-current liabilities	40,100	35,515
	199,226	155,706
Stockholders' equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 9,833 and 29,955	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 9,833 and 29,955	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 132,478 and 115,342	662	577
Additional paid-in capital	239,500	240,351
Retained earnings	926,369	923,822
Accumulated other comprehensive loss	(81,270)	(68,068)
	1,085,261	1,096,682
	$1,284,487	$1,252,388
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Net revenue	$419,396	$379,900	$1,194,722	$1,070,195
Cost of goods sold	208,308	175,294	590,583	508,909
Gross profit	211,088	204,606	604,139	561,286
Selling, general and administrative expenses	129,932	112,270	385,294	324,075
Income from operations	81,156	92,336	218,845	237,211
Other income (expense), net	1,814	1,453	5,347	4,249
Income before provision for income taxes	82,970	93,789	224,192	241,460
Provision for income taxes	22,519	27,678	96,012	71,605
Net income	$60,451	$66,111	$128,180	$169,855
Basic earnings per share	$0.42	$0.46	$0.89	$1.17
Diluted earnings per share	$0.42	$0.45	$0.88	$1.16
Basic weighted-average number of shares outstanding	143,180	145,120	144,581	144,806
Diluted weighted-average number of shares outstanding	143,441	146,014	144,949	145,967
Other comprehensive income (loss):
Foreign currency translation adjustment	(29,256)	(9,153)	(13,202)	(35,501)
Comprehensive income	$31,195	$56,958	$114,978	$134,354
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance at February 2, 2014	29,955	$—	29,955	$—	115,342	$577	$240,351	$923,822	$(68,068)	$1,096,682
Net income								128,180		128,180
Foreign currency translation adjustment									(13,202)	(13,202)
Stock-based compensation							5,382			5,382
Excess tax benefit from stock-based compensation							53			53
Common stock issued upon exchange of exchangeable shares	(20,122)	—	(20,122)	—	20,122	101	(101)			—
Restricted share issuance					34	—	—			—
Stock options exercised					138	1	2,451			2,452
Common stock issued upon settlement of performance-based restricted stock units					190	1	(1)			—
Shares withheld related to net share settlement of performance-based restricted stock units					(87)	—	(4,020)			(4,020)
Repurchase of common stock					(3,261)	(18)	(4,615)	(125,633)		(130,266)
Balance at November 2, 2014	9,833	$—	9,833	$—	132,478	$662	$239,500	$926,369	$(81,270)	$1,085,261
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Cash flows from operating activities
Net income	$128,180	$169,855
Items not affecting cash
Provision for inventories	(443)	16,964
Depreciation and amortization	41,709	36,723
Stock-based compensation	5,382	12,453
Deferred income taxes	20,917	1,143
Excess tax benefits from stock-based compensation	(53)	(6,453)
Other, including net changes in other non-cash balances
Prepaid tax installments	(18,054)	(12,124)
Other prepaid expenses and other current assets	(6,054)	(14,645)
Inventories	(44,152)	(70,700)
Accounts payable	(2,980)	3,728
Accrued inventory purchases	27,222	6,213
Other accrued liabilities	4,706	1,288
Income taxes payable	2,347	(40,272)
Accrued compensation and related expenses	13,815	(1,474)
Other non-cash balances	(5,701)	(7,893)
Net cash provided by operating activities	166,841	94,806
Cash flows from investing activities
Purchase of property and equipment	(89,373)	(71,945)
Net cash used in investing activities	(89,373)	(71,945)
Cash flows from financing activities
Proceeds from exercise of stock options	2,452	7,478
Excess tax benefits from stock-based compensation	53	6,453
Taxes paid related to net share settlement of equity awards	(4,020)	(5,277)
Repurchase of common stock	(130,266)	—
Net cash (used in) provided by financing activities	(131,781)	8,654
Effect of exchange rate changes on cash and cash equivalents	(10,754)	(20,949)
(Decrease) increase in cash and cash equivalents	(65,067)	10,566
Cash and cash equivalents, beginning of period	$698,649	$590,179
Cash and cash equivalents, end of period	$633,582	$600,745
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, showrooms, a network of wholesale accounts, outlets and warehouse sales. The Company's primary markets are the United States, Canada, Australia, New Zealand, and the United Kingdom, where 201, 57, 25, five, and one corporate-owned store(s) were in operation as of November 2, 2014, respectively. There were a total of 289 and 254 corporate-owned stores in operation as of November 2, 2014 and February 2, 2014, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of November 2, 2014 and for the thirteen and thirty-nine weeks ended November 2, 2014 and November 3, 2013 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 2, 2014 is derived from the Company's audited consolidated financial statements and notes for the fiscal year ended February 2, 2014, included in Item 8 in the fiscal 2013 Annual Report on Form 10-K filed with the SEC on March 27, 2014. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's 2013 Annual Report on Form 10-K.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2014 will end on February 1, 2015 and will be a 52 week year.
The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its gross profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.
Certain comparative figures have been reclassified to conform to the financial presentation adopted for the current year.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board ("FASB") amended ASC Topic 205, Presentation of Financial Statements ("ASC 205") and ASC Topic 360 Property, Plant, and Equipment ("ASC 360") to change the criteria for reporting discontinued operations. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments in this update are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted. The Company early adopted these amendments in the first quarter of fiscal 2014 with no impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2016, and early application is not permitted. The Company has not yet determined the impact this guidance may have on its consolidated financial statements.
In June 2014, the FASB amended ASC Topic 718, Compensation - Stock Compensation ("ASC 718") for share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2015, and early application is permitted. The Company has not yet determined the impact this guidance may have on its consolidated financial statements.
In August 2014, the FASB amended ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern ("ASC 205-40") to provide guidance on management's responsibility in evaluating for each reporting period whether there is substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued and about related footnote disclosures. This amendment is effective for all entities for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, and early application is permitted. The Company early adopted this amendment in the third quarter of fiscal 2014 with no impact on the Company's consolidated financial statements.
NOTE 3. STOCK-BASED COMPENSATION
Stock-based compensation plans
The Company's employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $5,382 and $12,453 for the thirty-nine weeks ended November 2, 2014 and November 3, 2013, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $29,424 at November 2, 2014, which is expected to be recognized over a weighted-average period of 2.7 years.
Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of November 2, 2014 and changes during the thirty-nine week period then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Balance at February 2, 2014	669	$30.76	428	$57.08	57	$51.99	—	$—
Granted	437	48.03	315	49.59	34	39.00	182	45.01
Exercised	138	17.80	190	40.66	15	64.30	—	—
Forfeited	59	60.89	63	61.21	—	—	2	52.59
Balance at November 2, 2014	909	$39.06	490	$58.07	76	$43.72	180	$44.94
Exercisable at November 2, 2014	368	$22.67
The fair value of each stock option granted is estimated on date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon historical experience of similar awards, giving consideration for expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following assumptions were used in calculating the fair value of stock options granted in fiscal 2014:

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
Employee stock purchase plan
The Company's Board of Directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are determined by eligible employees, subject to certain limits as defined in the ESPP, and the Company matches one-third of that amount. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended November 2, 2014, there were 37 shares purchased under the ESPP in the open market.
NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Net income	$60,451	$66,111	$128,180	$169,855
Basic weighted-average number of shares outstanding	143,180	145,120	144,581	144,806
Effect of stock options assumed exercised	261	894	368	1,161
Diluted weighted-average number of shares outstanding	143,441	146,014	144,949	145,967
Basic earnings per share	$0.42	$0.46	$0.89	$1.17
Diluted earnings per share	$0.42	$0.45	$0.88	$1.16
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirty-nine weeks ended November 2, 2014 and November 3, 2013, 369 and 63 stock options, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's Board of Directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450,000. The common stock is to be repurchased in the open market at prevailing market prices, with the timing and actual number of shares to be repurchased depending upon market conditions and other factors. The program is expected to be completed by June 2016. During the thirteen and thirty-nine weeks ended November 2, 2014, 1,839 and 3,261 shares, respectively, were repurchased under the program at a total cost of $74,461 and $130,266, respectively. Subsequent to November 2, 2014, and up to December 8, 2014, 326 shares were repurchased at a total cost of $14,019.

NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain balance sheet accounts is as follows:

	November 2, 2014	February 2, 2014
Inventories:
Finished goods	$236,919	$196,292
Provision to reduce inventory to market value	(7,058)	(7,502)
	$229,861	$188,790
Prepaid expenses and other current assets:
Prepaid tax installments	$43,285	$25,211
Prepaid expenses	27,210	20,986
	$70,495	$46,197
Property and equipment:
Land	$67,233	$67,903
Buildings	30,359	20,407
Leasehold improvements	170,001	140,748
Furniture and fixtures	53,129	41,400
Computer hardware	34,941	29,497
Computer software	89,035	70,537
Equipment and vehicles	11,429	4,108
Accumulated amortization and depreciation	(154,286)	(118,997)
	$301,841	$255,603
Goodwill and intangible assets:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(312)	(217)
	25,184	25,279
Reacquired franchise rights	10,630	10,630
Accumulated amortization	(8,446)	(7,830)
Changes in foreign currency exchange rates	90	122
	2,274	2,922
	$27,458	$28,201
Other accrued liabilities:
Sales tax collected	8,743	8,341
Accrued rent	3,850	5,936
Other	18,855	15,318
	$31,448	$29,595
Other non-current liabilities:
Deferred lease liability	$20,225	$17,994
Tenant inducements	19,875	17,521
	$40,100	$35,515
NOTE 6. LEGAL PROCEEDINGS
On October 25, 2013, plaintiff Laborers' District Council Industry Pension Fund filed a books-and-records action in the Delaware Court of Chancery entitled Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to the Company on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue, the Company's announcement that its then CEO, Christine Day, intended to resign, and certain stock trades executed by the then-Chairman of the Company's board of directors, Mr. Wilson, prior to the Company's announcement regarding its former CEO, Christine Day. The Court held a one-day trial on February 19, 2014, which took the form of an oral argument. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered the Company to produce a narrow category of documents relating to one trade made by the Company's former Chairman. On June 11, 2014, the Court consolidated this action with the action captioned Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.), which is described below. On June 13, 2014, Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents. The Court held a hearing on the Motion to Enforce on December 1, 2014 and the judgment on the Motion remains pending. The Company believes there is no merit to the Motion.
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
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund filed a books-and-records action in the Delaware Court of Chancery entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to the Company on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue and revisions to the Company's executive bonus plan. The Company moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from the Company relating to the Company's announcement that Christine Day intended to resign as the Company's Chief Executive Officer, and certain stock trades executed by the Company's then-Chairman, Mr. Wilson, prior to the Company's announcement regarding Ms. Day. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. The Company moved to dismiss the amended complaint on August 15, 2013, and in response to this filing, plaintiffs served the Company with a new demand letter and then filed a second amended complaint on November 4, 2013. The Company moved to dismiss the second amended complaint on December 4, 2013 and the Court held argument on the motion on February 5, 2014. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered the Company to produce a narrow category of documents relating to one trade made by the Company's former Chairman. On June 11, 2014 the Court consolidated this action with the action captioned Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) which is described above. On June 13, 2014 Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents. The Court held a hearing on the Motion to Enforce on December 1, 2014 and the judgment on the Motion remains pending. The Company believes there is no merit to the Motion.
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

NOTE 7. SEGMENT REPORTING
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of corporate-owned stores, direct to consumer and other. Direct to consumer represents sales from the Company's e-commerce websites. Showroom sales, sales to wholesale accounts, outlet sales and warehouse sales have been combined into other. The Company has reviewed the classification of its expenses amongst its reportable segments and has updated the classification of some of these expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification. Information for these segments is detailed in the table below:

	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Net revenue:
Corporate-owned stores	$310,014	$290,666	$892,156	$833,792
Direct to consumer	77,203	61,954	206,658	165,304
Other	32,179	27,280	95,908	71,099
	$419,396	$379,900	$1,194,722	$1,070,195
Income from operations before general corporate expense:
Corporate-owned stores	$73,990	$89,688	$224,966	$243,799
Direct to consumer	32,292	28,034	83,596	69,038
Other	3,279	3,895	9,507	11,936
	109,561	121,617	318,069	324,773
General corporate expense	28,405	29,281	99,224	87,562
Income from operations	81,156	92,336	218,845	237,211
Other income (expense), net	1,814	1,453	5,347	4,249
Income before provision for income taxes	$82,970	$93,789	$224,192	$241,460

Capital expenditures:
Corporate-owned stores	$24,207	$17,576	$55,879	$44,016
Direct to consumer	4,076	1,051	8,939	3,814
Corporate	8,988	9,305	24,555	24,115
	$37,271	$27,932	$89,373	$71,945
Depreciation:
Corporate-owned stores	$9,912	$7,847	$27,335	$22,850
Direct to consumer	1,991	1,190	4,252	3,303
Corporate	3,710	3,879	10,122	10,570
	$15,613	$12,916	$41,709	$36,723

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
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2014 will end on February 1, 2015 and will be a 52 week year.
We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.lululemon.com/), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls, and webcasts.
Overview
Fiscal 2014 continues to be a transitional year, as we focus on building a scalable foundation to support and drive growth in our businesses. In addition to our plans for North American and international expansion, we are also focused on initiatives related to rebuilding our brand experience, connecting with our guests and communities, and creating innovative, technical and beautiful product. We continue to invest in our product quality and supply chain, as we believe this is the foundation of our guest loyalty. Our focus on building foundation will also extend to our other categories, including our men's and ivivva business, where we see potential for future expansion. We believe our strong cash flow generation, solid balance sheet and healthy liquidity provide us with the financial flexibility to execute the initiatives which we believe will continue to lead our profitable growth.
Throughout the first three quarters of fiscal 2014, we were able to grow our e-commerce business which we believe has further increased our brand awareness and has made our product available in new markets, including those outside of North America. Net revenue from our direct to consumer channel increased 25% and represented 17.3% of total revenue in the first three quarters of fiscal 2014 compared to 15.5% of total revenue in the same period of the prior year. Continuing increases in traffic on our e-commerce website lead us to believe that there is potential for our direct to consumer segment to become an increasingly substantial part of our business and we plan to continue to commit a significant portion of our resources to further developing this channel.
We increased our store base through execution of our real estate strategy, when and where we saw opportunities for success. We opened 35 net new corporate-owned stores and our East Coast distribution center in Columbus, Ohio during the first three quarters of fiscal 2014. Where we find opportunities for growth through opening showrooms, or other community presence efforts, we expect to expand our store base and therefore our business. Our growth strategy relies on expansion in North America, particularly in the United States. We also believe that international growth is an opportunity and are expanding our foothold in markets by establishing local community connections, distributing to strategic sales partners, establishing regional e-commerce websites, and opening showrooms where we believe we can successfully seed the markets.

lululemon is a designer and retailer of technical athletic apparel operating primarily in North America and Australia. Our healthy lifestyle inspired athletic apparel is marketed under the lululemon athletica and ivivva athletica brand names. Collectively, our brands offer a comprehensive line of apparel and accessories including pants, shorts, tops and jackets designed for athletic pursuits such as yoga, running and general fitness, and dance-inspired apparel for female youth. As of November 2, 2014, our branded apparel was principally sold through 289 corporate-owned stores that are located in the United States, Canada, Australia, New Zealand and the United Kingdom and via our e-commerce websites through our direct to consumer sales channel. We believe our vertical retail strategy allows us to interact more directly with and gain insights from our guests while providing us with greater control of our brand.
In the thirteen week period ended November 2, 2014, 68% of our net revenue was derived from the sales of our products in the United States, 26% of our net revenue was derived from sales of our products in Canada, and 6% of our net revenue was derived from sales of our products outside of North America. In the thirteen week period ended November 3, 2013, 65% of our net revenue was derived from the sales of our products in the United States, 30% of our net revenue was derived from sales of our products in Canada, and 5% of our net revenue was derived from sales of our products outside of North America.
Our net revenue increased from $379.9 million in the third quarter of fiscal 2013 to $419.4 million in third quarter of fiscal 2014, representing a 10% increase, and total comparable sales, which includes comparable store sales and direct to consumer, increased 1% in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased 3%. Our ability to open new stores has been driven by increasing demand for our technical athletic apparel and a growing recognition of the lululemon athletica brand. We believe our superior products, strategic store locations, inviting guest experience and distinctive corporate culture are responsible for our strong financial performance.
Operating Segment Overview
We have three reportable segments: corporate-owned stores, direct to consumer and other. We report our segments based on the financial information we use in managing our businesses. While we prepare financial information for each corporate-owned store, we have aggregated all of the corporate-owned stores into one reportable segment due to the similarities in the economic and other characteristics of these stores. Our direct to consumer segment accounted for 18.4% of our net revenue in third quarter of fiscal 2014, compared to 16.3% in the third quarter of fiscal 2013. Our other segment, consisting of sales from company-operated showrooms, sales to wholesale accounts, outlets and warehouse sales, accounted for less than 10% of our net revenue in the third quarter of fiscal 2014 and fiscal 2013.

Results of Operations
Thirteen Week Results
The following table summarizes key components of our results of operations for the thirteen weeks ended November 2, 2014 and November 3, 2013. The operating results are expressed in dollar amounts. The percentages are presented as a percentage of net revenue.

	Thirteen Weeks Ended November 2, 2014 and November 3, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Net revenue	$419,396	$379,900	100.0	100.0
Cost of goods sold	208,308	175,294	49.7	46.1
Gross profit	211,088	204,606	50.3	53.9
Selling, general and administrative expenses	129,932	112,270	30.9	29.6
Income from operations	81,156	92,336	19.4	24.3
Other income (expense), net	1,814	1,453	0.4	0.4
Income before provision for income taxes	82,970	93,789	19.8	24.7
Provision for income taxes	22,519	27,678	5.4	7.3
Net income	$60,451	$66,111	14.4	17.4
Net Revenue
Net revenue increased $39.5 million, or 10%, to $419.4 million for the third quarter of fiscal 2014 from $379.9 million for the third quarter of fiscal 2013. Assuming the average exchange rates for the third quarter of fiscal 2014 remained constant with the average exchange rates for the third quarter of fiscal 2013, our net revenue would have increased $47.0 million, or 12%.
The net revenue increase was driven by sales from new stores opened and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer increased 1% in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased 3%.
Our net revenue on a segment basis for the thirteen weeks ended November 2, 2014 and November 3, 2013 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Thirteen Weeks Ended November 2, 2014 and November 3, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$310,014	$290,666	73.9	76.5
Direct to consumer	77,203	61,954	18.4	16.3
Other	32,179	27,280	7.7	7.2
Net revenue	$419,396	$379,900	100.0	100.0
Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $19.3 million, or 7%, to $310.0 million in the third quarter of fiscal 2014 from $290.7 million in the third quarter of fiscal 2013. Net revenue from corporate-owned stores we opened subsequent to November 3, 2013, and therefore not included in comparable store sales, contributed $33.1 million to the increase. Net new store openings since the third quarter of fiscal 2013 included 35 stores in the United States, four stores in Canada, two stores in New Zealand and one store in the United Kingdom. The increase in net revenue from our corporate-owned stores segment was offset by a comparable store sales decrease of 5% in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, which resulted in an $13.8 million decrease to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have decreased 3%, or $9.0 million, in the third quarter of fiscal 2014. Despite an increase in store traffic, comparable store sales have decreased, primarily as the result of lower conversion rates and lower units purchased per transaction.
Direct to Consumer. Net revenue from our direct to consumer segment increased $15.2 million, or 25%, to $77.2 million in the third quarter of fiscal 2014 from $62.0 million in the third quarter of fiscal 2013. Excluding the effect of foreign exchange fluctuations, direct to consumer revenue would have increased 27%. The increase in net revenue was primarily the result of increased traffic on our e-commerce websites.
Other. Net revenue from our other segment increased $4.9 million, or 18%, to $32.2 million in the third quarter of fiscal 2014 from $27.3 million in the third quarter of fiscal 2013. This increase was primarily the result of increased revenue from our outlets, including four new outlets opened since the third quarter of fiscal 2013. We operate our other segment to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
Gross Profit
Gross profit increased $6.5 million, or 3%, to $211.1 million for the third quarter of fiscal 2014 from $204.6 million for the third quarter of fiscal 2013. Increased net revenues were partially offset by increased cost of goods sold.
The increase in gross profit was partially offset by increased costs related to our production, design, distribution and merchandising departments, as well as increases in fixed costs, such as occupancy costs and depreciation.
Gross profit as a percentage of net revenue, or gross margin, decreased by 360 basis points, to 50.3% in the third quarter of fiscal 2014 from 53.9% in the third quarter of fiscal 2013. The decrease in gross margin was primarily the result of:

•	a decrease in product margin of 90 basis points primarily due to a higher mix of lower margin seasonal items and increased product costs;

•	an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue of 150 basis points;

•	an increase in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which contributed to a decrease in gross margin of 80 basis points; and

•	an unfavorable impact of foreign exchange rates on product costs which contributed to a decrease in gross margin of 40 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $17.7 million, or 16%, to $129.9 million in the third quarter of fiscal 2014 from $112.3 million in the third quarter of fiscal 2013. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $10.9 million as we experienced natural growth in labor hours associated with new corporate-owned stores, outlets, showrooms and other;

•	an increase in variable store costs of $1.8 million as a result of increased sales volume from new corporate-owned stores, outlets, showrooms and other;

•	an increase in other head office costs of $3.0 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $2.0 million as a result of increased sales volume;

•	an increase in administrative costs related to our direct to consumer segment of $1.2 million associated with the growth in this channel and increased head count to support it; and

•	an increase in other costs, including occupancy costs not included in cost of goods sold, of $1.2 million.
The increase was partially offset by a decrease in head office employee costs of $2.4 million primarily as a result of decreased stock-based compensation expense.
As a percentage of net revenue, selling, general and administrative expenses increased 130 basis points, to 30.9% from 29.6%.
Income from Operations
Income from operations decreased $11.2 million, or 12%, to $81.2 million in the third quarter of fiscal 2014 from $92.3 million in the third quarter of fiscal 2013. The decrease was a result of increased selling, general and administrative costs of $17.7 million, partially offset by increased gross profit of $6.5 million.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our classification of our expenses amongst our reportable segments and have updated the classification of some of these expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.
Income from operations before general corporate expenses for the thirteen weeks ended November 2, 2014 and November 3, 2013 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Thirteen Weeks Ended November 2, 2014 and November 3, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$73,990	$89,688	23.9	30.9
Direct to consumer	32,292	28,034	41.8	45.2
Other	3,279	3,895	10.2	14.3
Income from operations before general corporate expense	109,561	121,617
General corporate expense	28,405	29,281
Income from operations	$81,156	$92,336
Corporate-Owned Stores. Income from operations from our corporate-owned stores segment decreased $15.7 million, or 18%, to $74.0 million for the third quarter of fiscal 2014 from $89.7 million for the third quarter of fiscal 2013 primarily due to an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores as well as decreased gross profit of $3.9 million. Income from operations as a percentage of corporate-owned stores revenue decreased by 700 basis points primarily due to increased selling, general and administrative expenses as a percentage of revenue as well as lower gross margin resulting from a higher mix of lower margin seasonal items and increased product costs.
Direct to Consumer. Income from operations from our direct to consumer segment increased $4.3 million, or 15%, to $32.3 million for the third quarter of fiscal 2014 from $28.0 million for the third quarter of fiscal 2013. This increase was primarily the result of increased gross profit of $7.4 million primarily due to increased revenue resulting from increased traffic, offset by increased selling, general and administrative expenses related to our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue decreased by 340 basis points.
Other. Income from operations from our other segment decreased $0.6 million, or 16%, to $3.3 million for the third quarter of fiscal 2014 from $3.9 million for the third quarter of fiscal 2013 primarily due to an increase in selling, general and administrative expenses. Gross profit related to our other segment increased $3.0 million in the third quarter of fiscal 2014 from the third quarter of fiscal 2013. Income from operations as a percentage of other revenue decreased by 410 basis points primarily due to an increased number of international showrooms compared to the third quarter of fiscal 2013.
General Corporate Expense. General corporate expense decreased $0.9 million, or 3%, to $28.4 million for the third quarter of fiscal 2014 from $29.3 million for the third quarter of fiscal 2013. This was primarily due to decreased head office employee costs as a result of decreased stock-based compensation expense and partially offset by increased other head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects.
Other Income (Expense), Net
Other income (expense), net, increased $0.4 million, or 25%, to $1.8 million for the third quarter of fiscal 2014 from $1.5 million for the third quarter of fiscal 2013. Other income (expense), net includes interest earned on cash balances.
Provision for Income Taxes
Provision for income taxes decreased $5.2 million, or 19%, to $22.5 million in the third quarter of fiscal 2014 from $27.7 million in the third quarter of fiscal 2013 primarily due to a decrease in income before tax. In the third quarter of fiscal 2014, our effective tax rate was 27.1% compared to 29.5% in the third quarter of fiscal 2013.
Net Income
Net income decreased $5.7 million to $60.5 million for the third quarter of fiscal 2014 from $66.1 million for the third quarter of fiscal 2013. The decrease in net income was a result of an increase in selling, general and administrative expenses of

$17.7 million, offset by an increase in gross profit of $6.5 million, a increase in other income (expense), net of $0.4 million, and a decrease in provision for income taxes of $5.2 million.
Thirty-Nine Week Results
The following table summarizes key components of our results of operations for the thirty-nine week periods ended November 2, 2014 and November 3, 2013. The operating results are expressed in dollar amounts. The percentages are presented as a percentage of net revenue.

	Thirty-Nine Weeks Ended November 2, 2014 and November 3, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Net revenue	$1,194,722	$1,070,195	100.0	100.0
Cost of goods sold	590,583	508,909	49.4	47.6
Gross profit	604,139	561,286	50.6	52.4
Selling, general and administrative expenses	385,294	324,075	32.2	30.2
Income from operations	218,845	237,211	18.4	22.2
Other income (expense), net	5,347	4,249	0.4	0.4
Income before provision for income taxes	224,192	241,460	18.8	22.6
Provision for income taxes	96,012	71,605	8.1	6.7
Net income	$128,180	$169,855	10.7	15.9
Net Revenue
Net revenue increased $124.5 million, or 12%, to $1,194.7 million for the first three quarters of fiscal 2014 from $1,070.2 million for the first three quarters of fiscal 2013. Assuming the average exchange rates for the first three quarters of fiscal 2014 remained constant with average exchange rates for the first three quarters of fiscal 2013, our net revenue would have increased $147.1 million, or 14%, for the first three quarters of fiscal 2014.
The net revenue increase was driven by sales from new stores opened and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer decreased 1% in the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased by 1%.
Our net revenue on a segment basis for the thirty-nine week periods ended November 2, 2014 and November 3, 2013 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Thirty-Nine Weeks Ended November 2, 2014 and November 3, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$892,156	$833,792	74.7	77.9
Direct to consumer	206,658	165,304	17.3	15.5
Other	95,908	71,099	8.0	6.6
Net revenue	$1,194,722	$1,070,195	100.0	100.0
Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $58.4 million, or 7%, to $892.2 million in the first three quarters of fiscal 2014 from $833.8 million in the first three quarters of fiscal 2013. Net revenue from corporate-owned stores we opened subsequent to November 3, 2013, and therefore not included in comparable store sales, contributed $108.4 million to the increase. Net new store openings since the third quarter of fiscal 2013 included 35 stores in the United States, four stores in Canada, two stores in New Zealand and one store in the United Kingdom. The increase in net revenue from our corporate-owned stores segment was offset by a comparable store sales decrease of 6% in the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013 which resulted in a $50.0 million decrease to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have decreased 4%, or $35.1 million, in the first three quarters of fiscal 2014. Despite an increase in store traffic, comparable store sales have decreased, primarily as the result of lower conversion rates and lower units purchased per transaction.

Direct to Consumer. Net revenue from our direct to consumer segment increased $41.4 million, or 25%, to $206.7 million in the first three quarters of fiscal 2014 from $165.3 million in the first three quarters of fiscal 2013. Excluding the effect of foreign exchange fluctuations, direct to consumer revenue would have increased 27%.The increase in net revenue was primarily the result of increased traffic on our e-commerce websites.
Other. Net revenue from our other segment increased $24.8 million, or 35%, to $95.9 million in the first three quarters of fiscal 2014 from $71.1 million in the first three quarters of fiscal 2013. This increase was primarily the result of increased revenue from our outlets, including four new outlets opened since the third quarter of fiscal 2013. Increased revenue from our showrooms also contributed to the increase in net revenue from our other segment. We operate our other segment to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
Gross Profit
Gross profit increased $42.9 million, or 8%, to $604.1 million for the first three quarters of fiscal 2014 from $561.3 million for the first three quarters of fiscal 2013. Increased net revenues in our operating segments resulted in an increased gross profit. A $17.5 million inventory provision related to the pull-back of black Luon pants was recorded in cost of sales during the first three quarters of fiscal 2013.
The increase in gross profit was partially offset by increased costs related to our production, design, distribution and merchandising departments, as well as increases in fixed costs, such as occupancy costs and depreciation.
Gross profit as a percentage of net revenue, or gross margin, decreased by 180 basis points, to 50.6% in the first three quarters of fiscal 2014 from 52.4% in the first three quarters of fiscal 2013. The decrease in gross margin resulted primarily from:

•	a decrease in product margin of 230 basis points primarily due to a higher mix of lower margin seasonal items and increased product costs;

•	an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue, of 90 basis points;

•	an increase in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which contributed to a decrease in gross margin of 40 basis points; and

•	an unfavorable impact of foreign exchange rates on product costs which contributed to a decrease in gross margin of 40 basis points.
The decrease in gross margin was partially offset by a decrease in provision for inventories, charged to cost of sales, of 160 basis points related to the pull-back of black Luon pants in the first quarter of fiscal 2013. A decrease in markdowns and discounts of 60 basis points driven by high sell-through of seasonal items also partially offset the decrease in gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $61.2 million, or 19%, to $385.3 million in the first three quarters of fiscal 2014 from $324.1 million in the first three quarters of fiscal 2013. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $25.6 million as we experienced natural growth in labor hours associated with new corporate-owned stores, outlets, showrooms and other;

•	an increase in variable store costs of $4.8 million as a result of increased sales volume from new corporate-owned stores, outlets, showrooms and other;

•	an increase in other head office costs of $7.9 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in administrative expenses related to our direct to consumer segment of $2.2 million associated with the growth in this channel;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $5.9 million as a result of increased sales volume; and

•
an increase in other costs, including occupancy costs not included in cost of goods sold, of $14.8 million, partly as a result of a $0.6 million foreign exchange loss in the first three quarters of fiscal 2014 compared to a $6.2 million foreign exchange gain in the first three quarters of fiscal 2013.

As a percentage of net revenue, selling, general and administrative expenses increased 200 basis points, to 32.2% in the third quarter of fiscal 2014 from 30.2% in the third quarter of fiscal 2013.
Income from Operations
Income from operations decreased $18.4 million, or 8%, to $218.8 million in the first three quarters of fiscal 2014 from $237.2 million in the first three quarters of fiscal 2013. The decrease was a result of increased selling, general and administrative costs of $61.2 million, partially offset by increased gross profit of $42.9 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business, as seen in our net revenue increases.

On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.
Income from operations before general corporate expenses for the thirty-nine week periods ended November 2, 2014 and November 3, 2013 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Thirty-Nine Weeks Ended November 2, 2014 and November 3, 2013
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$224,966	$243,799	25.2	29.2
Direct to consumer	83,596	69,038	40.5	41.8
Other	9,507	11,936	9.9	16.8
Income from operations before general corporate expense	318,069	324,773
General corporate expense	99,224	87,562
Income from operations	$218,845	$237,211
Corporate-Owned Stores. Income from operations from our corporate-owned stores segment decreased $18.8 million to $225.0 million for the first three quarters of fiscal 2014 from $243.8 million for the first three quarters of fiscal 2013 primarily due to an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores, partially offset by an increase in gross profit of $9.7 million from increased sales. Income from operations as a percentage of corporate-owned stores revenue decreased by 400 basis points primarily due to higher selling, general and administrative expenses as a percentage of revenue as well as lower gross margin resulting from a higher mix of lower margin seasonal items and increased product costs.
Direct to Consumer. Income from operations from our direct to consumer segment increased $14.6 million, or 21%, to $83.6 million for the first three quarters of fiscal 2014 from $69.0 million for the first three quarters of fiscal 2013. The increase was primarily the result of increased gross profit of $22.7 million primarily due to increased revenue resulting from increased traffic, offset by increased selling, general and administrative expenses related to our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue decreased by 130 basis points.
Other. Income from operations from our other segment decreased $2.4 million, or 20%, to $9.5 million for the first three quarters of fiscal 2014 from $11.9 million for the first three quarters of fiscal 2013 primarily due to an increase in selling, general and administrative expenses. Gross profit related to our other segment increased by $10.5 million for the first three quarters of fiscal 2014 from the first three quarters of fiscal 2013. Income from operations as a percentage of other revenue decreased by 690 basis points primarily due to an increased number of international showrooms compared to the first three quarters of fiscal 2013.
General Corporate Expense. General corporate expense increased $11.7 million, or 13%, to $99.2 million for the first three quarters of fiscal 2014 from $87.6 million for the first three quarters of fiscal 2013. This was primarily due to increased head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects. A $0.6 million foreign exchange loss in the first three quarters of fiscal 2014 compared to a $6.2 million foreign exchange gain in the first three quarters of fiscal 2013 further contributed to the increase.
Other Income (Expense), Net
Other income (expense), net increased $1.1 million, or 26%, to $5.3 million in the first three quarters of fiscal 2014 from $4.2 million in the first three quarters of fiscal 2013. Other income (expense), net includes interest earned on cash balances.

Provision for Income Taxes
Provision for income taxes increased $24.4 million, or 34%, to $96.0 million in the first three quarters of fiscal 2014 from $71.6 million in the first three quarters of fiscal 2013. The effective tax rate for the first three quarters of fiscal 2014 was 42.8% compared to 29.7% in the first three quarters of fiscal 2013. The increase in provision for income taxes was a result of a non-recurring tax adjustment of $31.3 million recorded in the first three quarters of fiscal 2014 to provide for U.S. income and applicable foreign withholding taxes on previously undistributed earnings from foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.
Net Income
Net income decreased $41.7 million to $128.2 million for the first three quarters of fiscal 2014 from $169.9 million for the first three quarters of fiscal 2013. The decrease in net income was a result of an increase in selling, general and administrative expenses of $61.2 million and an increase in provision for income taxes of $24.4 million, offset by an increase in gross profit of $42.9 million and an increase in other income (expense), net of $1.1 million.
Non-GAAP Financial Measures
Net revenue changes in constant dollars, total comparable sales in constant dollars, comparable store sales in constant dollars, and changes in direct to consumer revenue in constant dollars are non-GAAP performance measures. We provide these constant dollar measures because we use them to understand the underlying growth rate of revenue excluding the impact of changes in foreign exchange rates, which are not under management’s control. We believe that disclosing these measures on a constant dollar basis is useful to investors because it enables them to better understand the level of growth of our business.
The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. A reconciliation of the non-GAAP financial measures follows, which includes more detail on the GAAP financial measure that is most directly comparable to each non-GAAP financial measure, and the related reconciliations between these financial measures.
The below performance measures show the dollar and percentage change compared to the corresponding period in the prior year.
Constant dollar changes in net revenue

	Thirteen Weeks Ended November 2, 2014		Thirty-Nine Weeks Ended November 2, 2014
	(In thousands)	(Percentage)	(In thousands)	(Percentage)
Net revenue increase	$39,496	10%	$124,527	12%
Adjustments due to foreign exchange rate changes	7,506	2%	22,605	2%
Net revenue increase in constant dollars	$47,002	12%	$147,132	14%
Constant dollar total comparable sales

	Thirteen Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 2, 2014
Total comparable sales (GAAP)[1]	1%	(1)%
Adjustments due to foreign exchange rate changes	2%	2%
Total comparable sales in constant dollars[1]	3%	1%
__________
1Total comparable sales includes comparable store sales and direct to consumer sales. Comparable store sales reflects net revenue at corporate-owned stores that have been open for at least 12 months.

Constant dollar comparable store sales

	Thirteen Weeks Ended November 2, 2014		Thirty-Nine Weeks Ended November 2, 2014
	(In thousands)	(Percentage)	(In thousands)	(Percentage)
Comparable store sales (GAAP)[1]	$(13,777)	(5)%	$(49,994)	(6)%
Adjustments due to foreign exchange rate changes	4,763	2%	14,890	2%
Comparable store sales in constant dollars[1]	$(9,014)	(3)%	$(35,104)	(4)%
__________
1Comparable store sales reflects net revenue at corporate-owned stores that have been open for at least 12 months.
Constant dollar changes in direct to consumer revenue

	Thirteen Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 2, 2014
	(Percentage)
Change in direct to consumer revenue (GAAP)	25%	25%
Adjustments due to foreign exchange rate changes	2%	2%
Change in direct to consumer revenue in constant dollars	27%	27%
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Historically, we have recognized a significant portion of our gross profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.
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
At November 2, 2014, our working capital (excluding cash and cash equivalents) was $163.3 million and our cash and cash equivalents were $633.6 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
	(In thousands)
Total cash provided by (used in):
Operating activities	$166,841	$94,806
Investing activities	(89,373)	(71,945)
Financing activities	(131,781)	8,654
Effect of exchange rate changes on cash	(10,754)	(20,949)
(Decrease) increase in cash and cash equivalents	$(65,067)	$10,566
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

Cash provided by operating activities increased $72.0 million, to $166.8 million for the third quarter of fiscal 2014 compared to $94.8 million for the third quarter of fiscal 2013. The increase was primarily a result of decreased income taxes paid and less inventory purchased during the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013, offset by decreased net income and a decreased provision for inventories.
Investing Activities
Investing Activities relate entirely to capital expenditures. Cash used in investing activities increased $17.4 million to $89.4 million for the first three quarters of fiscal 2014 from $71.9 million for the first three quarters of fiscal 2013.
Financing Activities
Financing Activities consists of cash received on the exercise of stock options, excess tax benefits from stock-based compensation, taxes paid related to the net share settlement of equity awards, and cash used to repurchase shares of our common stock. Cash used in financing activities increased by $140.4 million to $131.8 million for the first three quarters of fiscal 2014 from cash provided by financing activities of $8.7 million for the first three quarters of fiscal 2013. We began our stock repurchase program in the second quarter of fiscal 2014, and our cash used in financing activities included $130.3 million to repurchase 3.3 million shares.
We believe that our cash from operations and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in "Risk Factors" and elsewhere in this report. In addition, we may make discretionary capital improvements with respect to our stores, distribution facility, headquarters, or other systems, which we would expect to fund through the issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash from operations.
Revolving Credit Facility
In November 2013, we entered into unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch, for up to $15.0 million in the aggregate to support the issuance of letters of credit and to fund our working capital requirements. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at our discretion. These facilities were renewed for a one year period in November 2014.
Borrowings under the credit facility can be made either as (i) U.S. Dollar Loans - U.S. Dollar Loans will bear interest a rate equal to U.S. LIBOR plus 100 basis points or U.S. prime rate, at our option; (ii) Letters of Credit - Borrowings drawn down under standby letters of credit issued by the banks will bear a fee of 100 basis points; and (iii) CDN Dollar Loans - CDN Dollar Loans will bear interest at a rate equal to Bankers Acceptance plus 100 basis points or the Canadian Prime Rate, at our option.
At November 2, 2014, aside from letters of credit and guarantees, there were no borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We may enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of November 2, 2014, letters of credit and letters of guarantee totaling $0.6 million have been issued.
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
Operating Locations
Our corporate-owned stores by brand and by country as of November 2, 2014 and February 2, 2014, are summarized in the table below.

	November 2, 2014	February 2, 2014
lululemon athletica
United States	191	168
Canada	46	45
Australia	25	25
New Zealand	5	4
United Kingdom	1	—
	268	242
ivivva athletica
United States	10	3
Canada	11	9
	21	12
Total	289	254
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk. We generate a significant portion of our expenses in Canada due to our Canadian head office. The reporting currency for our consolidated financial statements is the U.S. dollar. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize selling, general and administrative expenses incurred in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first three quarters of fiscal 2014, it has had a positive impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, as of November 2, 2014, we operated 57 stores in Canada, and as a result, the lower selling, general and administrative expenses were offset by the negative impact of the stronger U.S. dollar upon the consolidation of the net revenue from sales in Canada. A 10% appreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $3.4 million in the first three quarters of fiscal 2014. To the extent the ratio between our expenses generated in Canadian dollars increases as compared to our net revenue generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our expenses as well as net revenue is generated in Australia. A 10% appreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million during the first three quarters of fiscal 2014. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We have not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. In November 2013, we entered into unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch. These facilities were renewed for a one year period in November 2014. The revolving credit facilities provide us with available borrowings in amount up to $15.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of November 2, 2014, aside from letters of credit and guarantees, we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 2, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 2, 2014, our disclosure controls and procedures were effective.
There was no change in internal control over financial reporting during the thirteen weeks ended November 2, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On October 25, 2013, plaintiff Laborers' District Council Industry Pension Fund filed a books-and-records action in the Delaware Court of Chancery entitled Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to us on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue, our announcement that our then CEO, Christine Day, intended to resign, and certain stock trades executed by the then-Chairman of our board of directors, Mr. Wilson, prior to our announcement regarding our former CEO, Christine Day. The Court held a one-day trial on February 19, 2014, which took the form of an oral argument. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered us to produce a narrow category of documents relating to one trade made by the our former Chairman. On June 11, 2014, the Court consolidated this action with the action captioned Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.), which is described below. On June 13, 2014, Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents. The Court held a hearing on the Motion to Enforce on December 1, 2014 and the judgment on the Motion remains pending. We believe there is no merit to the Motion.
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
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund filed a books-and-records action in the Delaware Court of Chancery entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to us on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue and revisions to our executive bonus plan. We moved to dismiss the complaint on May 28, 2013. On June 14, 2013, plaintiff sent a supplemental demand letter that requested additional records from us relating to our announcement that Christine Day intended to resign as our Chief Executive Officer, and certain stock trades executed by our then-Chairman, Mr. Wilson, prior to our announcement regarding Ms. Day. On July 1, 2013, plaintiff filed an amended complaint to incorporate allegations relating to the June 14, 2013 supplemental demand letter. We moved to dismiss the amended complaint on August 15, 2013, and in response to this filing, plaintiffs served us with a new demand letter and then filed a second amended complaint on November 4, 2013. We moved to dismiss the second amended complaint on December 4, 2013 and the Court held argument on the motion on February 5, 2014. On April 2, 2014, the Court rejected the majority of books and records sought by plaintiff and ordered us to produce a narrow category of documents relating to one trade made by our former Chairman. On June 11, 2014 the Court consolidated this action with the action captioned Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) which is described above. On June 13, 2014 Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents. The Court held a hearing on the Motion to Enforce on December 1, 2014 and the judgment on the Motion remains pending. We believe there is no merit to the Motion.
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
Increasing labor costs and other factors associated with the production of our products in China or other countries could increase the costs to produce our products.
A significant portion of our products are produced in China and other countries and increases in the costs of labor and other costs of doing business in any of these countries could significantly increase our costs to produce our products and could have a negative impact on our operations, revenue and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan or other currencies, which may result in an increase in the cost of producing products in these countries, labor shortage and increases in labor costs in these countries, and difficulties in moving products manufactured out of the countries in which they are manufactured and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics. The existing contract between the ports through which we source most of our products and International Longshore and Warehouse Union expired on July 1, 2014 and negotiations for a new labor contract are still ongoing. A labor strike or other transportation disruption affecting these ports could significantly disrupt our business. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of "normal trade relations" status with, China or any other country in which our products are manufactured, could significantly increase our cost of products imported into North America and/or Australia and harm our business.

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
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net sales are weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our gross profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 33%, 36% and 37% of our full year gross profit during the fourth quarters of fiscal 2013, fiscal 2012 and fiscal 2011, respectively. This seasonality may adversely affect our business and cause our results of operations to fluctuate, and, as a result, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that results of operations in any period should not be considered indicative of the results to be expected for any future period.
Because a significant portion of our expenses and sales are generated in countries other than the United States, fluctuations in foreign currency exchange rates have negatively affected our results of operations and may continue to do so in the future.
We generate a significant portion of our expenses in Canada due to our Canadian head office. The reporting currency for our consolidated financial statements is the U.S. dollar. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. As we recognize selling, general and administrative expenses incurred in Canada in Canadian dollars, and the U.S. dollar has strengthened during the first three quarters of fiscal 2014, it has had a positive impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. However, as of November 2, 2014, we operated 57 stores in Canada, and as a result, the lower selling, general and administrative expenses were offset by the negative impact of the stronger U.S. dollar upon the consolidation of the net revenue from sales in Canada. A 10% appreciation in the relative value of the Canadian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $3.4 million in the first three quarters of fiscal 2014. To the extent the ratio between our expenses generated in Canadian dollars increases as compared to our net revenue generated in Canadian dollars, we expect that our results of operations will be further impacted by changes in exchange rates. A portion of our expenses as well as net revenue is generated in Australia. A 10% appreciation in the relative value of the Australian dollar compared to the U.S. dollar would have resulted in lost income from operations of approximately $0.1 million during the first three quarters of fiscal 2014. We have not historically engaged in hedging transactions but in the future may at times enter into derivative financial instruments to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended November 2, 2014 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2,3)
August 4, 2014 - August 31, 2014	12,969	$39.13	12,969	5,335,109
September 1, 2014 - October 5, 2014	11,754	43.44	11,754	5,323,355
October 6, 2014 - November 2, 2014	12,053	40.92	12,053	5,311,302
Total	36,776		36,776
__________

(1)	Monthly information is presented by reference to our fiscal months during our third quarter of fiscal 2014.

(2)	Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of performance-based restricted stock unit awards.

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

The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended November 2, 2014 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 4, 2014 - August 31, 2014	657,808	$39.40	657,808	$368,279,635
September 1, 2014 - October 5, 2014	577,792	41.70	577,792	344,185,704
October 6, 2014 - November 2, 2014	603,618	40.51	603,618	319,735,441
Total	1,839,218		1,839,218
__________

(1)	Monthly information is presented by reference to our fiscal months during our third quarter of fiscal 2014.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Fourth Amended and Restated Bylaws		8-K	3.1	000-33608	9/11/2014

10.1*	Form of Non-Qualified Stock Option Agreement (standard)	X

10.2*	Form of Non-Qualified Stock Option Agreement (with clawback provision)	X

10.3*	Form of Non-Qualified Stock Option Agreement (for international employees)	X

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (standard)	X

10.5*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

10.6*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (for international employees)	X

10.7*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (standard)	X

10.8*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (for international employees)	X

10.9*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, standard)	X

10.10*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, with clawback provision)	X

10.11*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, for international employees)	X

10.12*	Form of Restricted Stock Award Agreement	X

10.13*	Executive Employment Agreement, effective as of November 24, 2014 between lululemon athletica inc. and Scott (Duke) Stump	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended November 2, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
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
John E. Currie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: December 10, 2014

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Fourth Amended and Restated Bylaws		8-K	3.1	000-33608	9/11/2014

10.1*	Form of Non-Qualified Stock Option Agreement (standard)	X

10.2*	Form of Non-Qualified Stock Option Agreement (with clawback provision)	X

10.3*	Form of Non-Qualified Stock Option Agreement (for international employees)	X

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (standard)	X

10.5*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

10.6*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (for international employees)	X

10.7*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (standard)	X

10.8*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (for international employees)	X

10.9*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, standard)	X

10.10*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, with clawback provision)	X

10.11*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, for international employees)	X

10.12*	Form of Restricted Stock Award Agreement	X

10.13*	Executive Employment Agreement, effective as of November 24, 2014 between lululemon athletica inc. and Scott (Duke) Stump	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended November 2, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith