Form 10-K
period 2015-02-01
lululemon athletica inc.
filed 2015-03-26
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on August 1, 2014 was approximately $3,986,474,344. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on August 1, 2014. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on August 1, 2014.
Common Stock:
At March 23, 2015 there were 132,131,605 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At March 23, 2015, there were outstanding 9,832,541 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 23, 2015, the registrant had outstanding 9,832,541 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PARTS INTO WHICH INCORPORATED
Portions of Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "anticipates," "believes," "estimates," "may," "intends," "expects" and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of the report. All forward-looking statements are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled "Item 1A. Risk Factors" and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
ITEM 1. BUSINESS
General
lululemon athletica inc. is a designer and retailer of technical athletic apparel. Since our inception, we have developed a distinctive corporate culture with a mission to produce products which create transformational experiences for people to live happy, healthy, fun lives.
We promote a set of core values in our business which include, developing the highest quality products, operating with integrity, leading a balanced and fun life, and nurturing entrepreneurial spirit. These core values attract passionate and motivated employees who are driven to succeed and share our purpose of "elevating the world from mediocrity to greatness."
In this Annual Report on Form 10-K ("10-K" or "Report") for the fiscal year ended February 1, 2015 ("fiscal 2014"), lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon, "the Company," "we," "us" or "our."
Our Products
Our healthy lifestyle inspired athletic apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories for women, men and female youth. Our apparel assortment includes items such as pants, shorts, tops and jackets designed for healthy lifestyle activities and athletic pursuits such as yoga, running, general fitness, and dance-inspired apparel for female youth.
Although we benefit from the growing number of people that participate in yoga, we believe the percentage of our products sold for other activities will continue to increase as we broaden our product range to address other activities. Our fitness-related accessories include an array of items such as bags, socks, underwear, yoga mats and water bottles.
Our design team continues to source and develop technically advanced fabrics and innovative functional features that we believe will help advance our product line and differentiate us from the competition.
Our Market
Our primary target customer is a sophisticated and educated woman who understands the importance of an active, healthy lifestyle. She is increasingly tasked with the dual responsibilities of career and family and is constantly challenged to balance her work, life and health. We believe she pursues exercise to achieve physical fitness and inner peace.
As women have continued to embrace a variety of fitness and athletic activities, including yoga, we believe we have been able to effectively address their unique fit and performance needs by incorporating style along with comfort and functionality into our products through our vertical retail strategy.
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
Our Segments
We primarily conduct our business through two channels: corporate-owned stores, and direct to consumer.
We also generate net revenue from our corporate-owned outlets and showrooms, through sales to wholesale accounts, from warehouse sales, and from sales from temporary locations. The net revenue we generate from these sources is combined in our other segment.
As of February 1, 2015, we operated 302 corporate-owned stores located in the United States, Canada, Australia, New Zealand, the United Kingdom, and Singapore. We believe our vertical retail strategy allows us to interact more directly with, and gain feedback from, our customers, whom we call guests, while providing us with greater control of our brand.
Our direct to consumer segment includes the net revenue which we generate from our lululemon and ivivva e-commerce websites, www.lululemon.com and www.ivivva.com and other country and region specific websites.
Our Stores
As of February 1, 2015, our retail footprint included 211 stores in the United States, 57 stores in Canada, 26 stores in Australia, five in New Zealand, two in the United Kingdom, and one in Singapore. While most of our corporate-owned stores are branded lululemon athletica, 22 of our corporate-owned stores are branded ivivva athletica and specialize in dance-inspired apparel for female youth. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls.
Our corporate-owned stores by brand and by country as of February 1, 2015 and February 2, 2014, are summarized in the table below:

	February 1, 2015	February 2, 2014
lululemon athletica
United States	200	168
Canada	46	45
Australia	26	25
New Zealand	5	4
United Kingdom	2	—
Singapore	1	—
	280	242
ivivva athletica
United States	11	3
Canada	11	9
	22	12
Total	302	254
We opened 48 net new corporate-owned stores in North America, Australia, Europe and Asia in fiscal 2014. Over the next fiscal year, our new store growth will be primarily focused on corporate-owned stores in the United States. Over the next few years we intend to expand our presence outside of North America and Australia, as part of our long-term business strategy.
We believe that partnering with companies and individuals with significant experience and proven success in certain target countries is to our advantage. On January 11, 2015, we entered into a license and supply agreement with a partner in the Middle East which grants it the right to operate lululemon athletica branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman and Bahrain for an initial term of five years. We retain the rights to sell lululemon products through our e-commerce websites in these countries. Under this arrangement we will be supplying the partner with lululemon products, training and other support. As of February 1, 2015 there were no franchised retail locations in operation.

We perform ongoing evaluations of our portfolio of corporate-owned store locations. In fiscal 2014 we closed one of our corporate-owned stores. As we continue our evaluation we may in future periods close additional corporate-owned store locations.
We believe that our innovative retail concept and guest experience contribute to the success of our stores. During fiscal 2014 our corporate-owned stores open at least one year, which average approximately 2,950 square feet, averaged sales of $1,678 per square foot.
Direct to Consumer
Direct to consumer is an increasingly substantial part of our business, representing approximately 17.9% of our net revenue in fiscal 2014, compared to 16.5% of our net revenue in fiscal 2013 and 14.4% of our net revenue in fiscal 2012. We believe that a direct to consumer channel is convenient for our core customer and enhances the image of our brand. Our direct to consumer channel makes our product accessible to more markets than our corporate-owned store channel alone. We believe this channel is effective in building brand awareness, especially in new markets.
Other Channels
Other net revenue accounted for 7.1% of total net revenue in fiscal 2014 compared to 6.2% in fiscal 2013 and 6.0% of total net revenue in fiscal 2012. Other net revenue includes sales made through the following channels:

•
Wholesale - Our wholesale accounts include premium yoga studios, health clubs and fitness centers. We believe these premium wholesale locations offer an alternative distribution channel that is convenient for our core consumer and enhances the image of our brand. We do not intend wholesale to be a significant contributor to overall sales. Instead, we intend to use the channel to build brand awareness, especially in new markets, including those outside of North America.

•
Outlets and warehouse sales - We utilize outlets as well as warehouse sales, which are typically held one or more times a year, to sell slow moving inventory and inventory from prior seasons to retail customers at discounted prices.

•	Showrooms - Our showrooms are typically small locations that we open from time to time when we enter new markets and feature a limited selection of our product offering.

•	Temporary locations - Our temporary locations are typically opened for a short period of time in markets in which we may not already have a presence.
Community-Based Marketing
We utilize a community-based approach to building brand awareness and customer loyalty. We pursue a multi-faceted strategy which leverages our local ambassadors, social media, in-store community boards and a variety of grassroots initiatives.
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
As we strive to continue to provide our guests with technically advanced fabrics, our design team works closely with our suppliers to incorporate innovative fabrics that bring particular specifications to our products. We partner with independent inspection, verification, and testing companies, who conduct a variety of tests on our fabrics, testing performance characteristics including pilling, shrinkage, abrasion resistance and colorfastness. We collaborate with leading fabric suppliers to develop fabrics that we ultimately trademark for brand recognition whenever possible.
Sourcing and Manufacturing
We do not own or operate any manufacturing facilities. We rely on a limited number of suppliers to provide fabrics for and to produce our products. We work with a group of approximately 57 suppliers to provide the fabrics for our products. We use a wide variety of fabrics in our products, including our Luon fabric. We obtain substantially all of our Luon fabric, which represents approximately 30% of the fabric we use in our products, from two suppliers. We work with a group of approximately 30 suppliers that manufacture our products, five of which produced approximately 63% of our products in fiscal 2014. During fiscal 2014, no single manufacturer produced more than 30% of our product offering. During fiscal 2014, approximately 59%

of our products were produced in South East Asia, approximately 23% in South Asia, approximately 11% in China, approximately 1% in North America and the remainder in other countries. We believe our North American manufacturers provide us with the speed to market necessary to respond quickly to changing trends and increased demand.
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
Distribution Facilities
We operate and distribute finished products from our owned or leased distribution facilities in Vancouver, British Columbia, Sumner, Washington, Columbus, Ohio, and Melbourne, Victoria. During fiscal 2013 we purchased the distribution center in Columbus with approximately 307,000 square feet that we opened in fiscal 2014. The distribution facilities in Vancouver, Sumner and Melbourne are leased and are approximately 120,000, 167,000 and 54,000 square feet, respectively. We believe our distribution infrastructure will be sufficient to accommodate our expected store growth and expanded product offerings over the next several years.
We also utilize third-party logistic providers to store and distribute finished products from their warehouse locations in Hong Kong and the Netherlands.
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
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 42%, 39% and 41% of our full year operating profit during the fourth quarters of fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Our Employees
As of February 1, 2015, we had 8,628 employees, of which 4,949 were employed in the United States, 2,822 were employed in Canada, and 857 were employed outside of North America. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages by our employees and we believe our relations with our employees are excellent.
Intellectual Property
We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products in the United States, Canada and in the other countries in which our products are currently or intended to be either sold or manufactured. Our major trademarks include lululemon athletica & design, the logo design (WAVE design) and lululemon as a word mark. We own trademark registrations for names of several of our fabrics and products including Luon, Silverescent, Pacebreaker, Rulu, Scuba, Wunder Under, VitaSea, Boolux, Luxtreme, Groove Pant, Light as Air, Booby Bracer, Ta Ta Tamer and Power Y. In addition to trademarks, we own 32 industrial design registrations in Canada that protect our distinctive apparel and accessory designs, as well as a number of corresponding design patents in the United States and registered community designs in Europe.
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
Our success depends on the value and reputation of the lululemon athletica brand. The lululemon athletica name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product and guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Negative publicity regarding the production methods of any of our suppliers or manufacturers could adversely affect our reputation and sales and force us to locate alternative suppliers or manufacturing sources. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed, which could have a material adverse effect on our financial condition.
If any of our products are unacceptable to us or our guests, our business could be harmed.
We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that either meet our technical specifications but that are nonetheless unacceptable to us, or products that are otherwise unacceptable to us or our guests. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products are not discovered until after such products are purchased by our guests, our guests could lose confidence in the technical attributes of our products and our results of operations could suffer and our business, reputation, and brand could be harmed.
Our reliance on suppliers to provide fabrics for and to produce our products could cause problems in our supply chain.
We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, Luon fabric, which is included in many of our products, is supplied to the garment factories we use by a limited number of manufacturers, and the components used in manufacturing Luon fabric may each be supplied to our manufacturers by single companies. In fiscal 2014, approximately 63% of our products were produced by our top five manufacturing suppliers, 40% of raw materials were produced by a single manufacturer. We have no long-term contracts with any of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, production and import quota capacity.
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
We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $1.8 billion in fiscal 2014. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
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
Our future growth depends in part on our expansion efforts outside of North America. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments and foreign guests' tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop our business in new international markets or experiencing disappointing growth outside of existing markets will harm our business and results of operations.
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
We lease the majority of our stores under operating leases and our inability to secure appropriate real estate or lease terms could impact our ability to grow. Our leases generally have initial terms of between five and ten years, and generally can be extended only in five-year increments if at all. We generally cannot cancel these leases at our option. If an existing or new store is not profitable, and we decide to close it, as we have done in the past and may do in the future, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.
Increasing labor costs and other factors associated with the production of our products in South and South East Asia could increase the costs to produce our products.
A significant portion of our products are produced in South and South East Asia and increases in the costs of labor and other costs of doing business in the countries in this area could significantly increase our costs to produce our products and could have a negative impact on our operations, net revenue and earnings. Factors that could negatively affect our business include a potential significant revaluation of the currencies used in these countries, which may result in an increase in the cost of producing products, labor shortage and increases in labor costs, and difficulties in moving products manufactured out of the countries in which they are manufactured and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics. A labor strike or other transportation disruption affecting these ports could significantly disrupt our business. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of "normal trade relations" status with any country in which our products are manufactured, could significantly increase our cost of products imported into North America and/or Australia and harm our business.
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
The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.
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
Our future success is substantially dependent on the continued service of our senior management and other key employees. In the last several years, several members of our senior management team have left us and we have focused time and resources on recruiting the new members of our current management team. The continued turnover of senior management and the loss of key members of our executive team could have a negative impact on our ability to manage and grow our business effectively.
We do not maintain a key person life insurance policy on any of the members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.
Our business is affected by seasonality.
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 42%, 39% and 41% of our full year operating profit during the fourth quarters of fiscal 2014, fiscal 2013 and fiscal 2012, respectively. This seasonality may adversely affect our business and cause our results of operations to fluctuate, and, as a result, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that results of operations in any period should not be considered indicative of the results to be expected for any future period.
Because a significant portion of our net revenue and expenses are generated in countries other than the United States, fluctuations in foreign currency exchange rates have negatively affected our results of operations and may continue to do so in the future.
The functional currency of our foreign subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenues, expenses, assets and liabilities of our foreign subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. Dollar affect the reported amounts of net revenue, expenses, assets and liabilities. Foreign exchange differences which arise on translation of our foreign subsidiaries’ balance sheets into U.S. dollars are recorded as a cumulative translation adjustment in accumulated other comprehensive income within stockholders' equity. We also have exposure to changes in foreign exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. The potential impact of currency fluctuation increases as international expansion increases.

We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. The strengthening of the U.S. dollar against the Canadian dollar during fiscal 2014 has resulted in:

•	a reduction in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

•	a reduction in our selling, general and administrative expenses incurred by our Canadian operations into U.S. dollars for the purposes of consolidation; and

•	foreign exchange gains by our Canadian subsidiaries on U.S. dollar cash and receivables denominated in U.S. dollars.
A 10% depreciation in the relative value of the Canadian dollar against the U.S. dollar compared to the exchange rates in effect for fiscal 2014 would have resulted in lost income from operations of approximately $2.2 million in fiscal 2014. This assumes a consistent 10% depreciation in the Canadian dollar against the U.S. dollar throughout the fiscal year. The timing of changes in the relative value of the Canadian dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition and results of operations.
Almost all of our suppliers are located outside of North America. During fiscal 2014, approximately 59% of our products were produced in South East Asia, approximately 23% in South Asia, approximately 11% in China, approximately 1% in North America and the remainder in other countries. As a result of our international suppliers, we are subject to risks associated with doing business abroad, including:

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
ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7. We currently operate four distribution centers located in Vancouver, British Columbia, Sumner, Washington, Columbus, Ohio and Melbourne, Victoria. We purchased the Columbus, Ohio distribution center in fiscal 2013 and it commenced operations during fiscal 2014. We expect that our current administrative offices and distribution centers are sufficient for our expansion plans for the foreseeable future.
The general location, use and approximate size of our owned properties at February 1, 2015, are set forth below:

Location	Use	Approximate Square Feet
Columbus, OH	Distribution Center	307,000
Vancouver, BC	Executive and Administrative Offices	78,000
Vancouver, BC	Executive and Administrative Offices	15,000

The general location, use, approximate size and lease renewal date of our leased properties at February 1, 2015, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Sumner, WA	Distribution Center	167,000	April 2020
Vancouver, BC	Distribution Center	120,000	November 2017
Melbourne, VIC	Distribution Center	54,000	September 2016
Melbourne, VIC	Executive and Administrative Offices	28,000	September 2019
In addition to the locations listed above, we hold inventory at warehouses managed by third-parties in Hong Kong and the Netherlands.
As of February 1, 2015, we leased approximately 888,000 gross square feet relating to 300 of our 302 stores. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
ITEM 3. LEGAL PROCEEDINGS
In addition to the legal matters described below, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, slip and fall/personal injury claims, product liability claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
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
On August 12, 2013 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day, et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). Plaintiffs allege that they are acting on behalf of us and name as defendants our current and former directors and certain officers. On January 17, 2014, plaintiffs filed an amended complaint, operative in both actions. In that amended complaint, plaintiffs challenge certain public disclosures and conduct relating to the March 2013 sheer Luon issue, the June 2013 announcement regarding the resignation of our former CEO, Christine Day, and certain stock trades executed by Mr. Wilson and Ms. Day in the months leading up to that announcement. Plaintiffs allege violations of Section 14(a) of the Securities Exchange Act and breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. On April 9, 2014, the Court dismissed all of plaintiffs' claims due to plaintiffs' failure to make a pre-suit demand. On May 9, 2014, plaintiff in the Canty action filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Court of Appeals has scheduled an oral argument on the appeal on March 27, 2015. We believe there is no merit to the appeal.
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of ours (collectively, "Defendants"). On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, 2013, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the "Complaint"). In its Complaint, Lead Plaintiff asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by us relating to lululemon's product quality and the March 2013 sheer Luon issue. On January 15, 2014, Lead Plaintiff filed a consolidated amended class action complaint (the "Amended Complaint") on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through January 10, 2014. In its Amended Complaint, Lead Plaintiff added new claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain of lululemon's public disclosures related to our ongoing quality control improvements and the impact of those improvements on our financial results. On April 18, 2014, the Court dismissed all of Lead Plaintiff's claims for failure to state a claim. Lead Plaintiff filed a notice of appeal of this decision and filed its appeal brief on August 1, 2014. We filed a reply on October 23, 2014, Lead Plaintiff filed a further reply on November 6, 2014, and a hearing has been scheduled for May 8, 2015. We believe there is no merit to the appeal.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "LULU." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock reported by the Nasdaq Global Select Market for the last two fiscal years:

	Common Stock Price (Nasdaq Global Select Market)
	High	Low
Fiscal Year Ended February 1, 2015
Fourth Quarter	$67.48	$41.29
Third Quarter	45.19	38.37
Second Quarter	45.67	37.25
First Quarter	54.56	44.53
Fiscal Year Ended February 2, 2014
Fourth Quarter	$71.56	$45.68
Third Quarter	76.57	65.29
Second Quarter	82.28	61.33
First Quarter	76.88	62.32
As of February 1, 2015, there were approximately 700 holders of record of our common stock.
We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock at this time. We anticipate that we will retain all of our available funds for use in the operation and expansion of our business. Any future determination as to the payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors considers to be relevant. In addition, financial and other covenants in any instruments or agreements that we enter into in the future may restrict our ability to pay cash dividends on our common stock.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 31, 2010 (the date of our fiscal year end five years ago) and February 1, 2015, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index(1), over the same period. This graph assumes the investment of $100 on January 31, 2010 in the closing sale price our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
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
__________

(1)	The previously compared S&P Retail Index is no longer published.

	31-Jan-10	30-Jan-11	29-Jan-12	03-Feb-13	02-Feb-14	01-Feb-15
lululemon athletica inc.	$100.00	$242.99	$454.11	$480.59	$323.58	$469.12
S&P 500 Index	$100.00	$118.85	$122.58	$140.91	$166.00	$185.78
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$135.25	$190.32	$174.21	$199.36	$204.52
Issuer Purchase of Equity Securities
The following table provides information regarding our repurchases of shares of our common stock during the thirteen weeks ended February 1, 2015 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 3, 2014 - November 30, 2014	326,312	$42.96	326,312	$305,716,285
December 1, 2014 - January 4, 2015	70,157	44.86	70,157	302,569,190
January 5, 2015 - February 1, 2015	—	—	—	302,569,190
Total	396,469		396,469
__________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2014.

(2)
Our stock repurchase program was approved by our board of directors in June 2014. Common shares are repurchased in the open market at prevailing market prices, with the timing and actual number of common shares to be repurchased depending upon market conditions, eligibility to trade, and other factors. The repurchases will be made up until June 2016, and the maximum dollar value of shares to be repurchased is $450 million.

The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended February 1, 2015 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2,3)
November 3, 2014 - November 30, 2014	10,952	$44.82	10,952	5,300,350
December 1, 2014 - January 4, 2015	14,104	51.35	14,104	5,286,246
January 5, 2015 - February 1, 2015	7,391	64.49	7,391	5,278,855
Total	32,447		32,447
___________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2014.

(2)	Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of performance-based restricted stock unit awards.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below is derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements for the years ended February 1, 2015, February 2, 2014, February 3, 2013, January 29, 2012 and January 30, 2011. The consolidated statement of operations and comprehensive income data for each of the years ended February 1, 2015, February 2, 2014 and February 3, 2013 and the consolidated balance sheet data as of February 1, 2015 and February 2, 2014 is derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The consolidated statement of operations and comprehensive income for the year ended February 3, 2013 covers a 53 week period compared to a 52 week period for the other years.

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012	January 30, 2011
	(In thousands, except per share data)
Consolidated statement of operations and comprehensive income data:
Net revenue	$1,797,213	$1,591,188	$1,370,358	$1,000,839	$711,704
Cost of goods sold	883,033	751,112	607,532	431,488	316,757
Gross profit	914,180	840,076	762,826	569,351	394,947
Operating expenses:
Selling, general and administrative expenses	538,147	448,718	386,387	282,393	212,784
Provision for impairment and lease exit costs	—	—	—	—	1,772
Income from operations	376,033	391,358	376,439	286,958	180,391
Other income (expense), net	7,102	5,768	4,957	2,500	2,886
Income before provision for income taxes	383,135	397,126	381,396	289,458	183,277
Provision for income taxes	144,102	117,579	109,965	104,494	61,080
Net income	239,033	279,547	271,431	184,964	122,197
Net income attributable to non-controlling interest	—	—	875	901	350
Net income attributable to lululemon athletica inc.	$239,033	$279,547	$270,556	$184,063	$121,847

Other comprehensive (loss) income:
Foreign currency translation adjustment	(105,339)	(89,158)	(459)	1,220	14,462
Comprehensive income	$133,694	$190,389	$270,097	$185,283	$136,309

Basic earnings per share	$1.66	$1.93	$1.88	$1.29	$0.86
Diluted earnings per share	$1.66	$1.91	$1.85	$1.27	$0.85
Basic weighted-average number of shares outstanding	143,935	144,913	144,000	143,196	141,720
Diluted weighted-average number of shares outstanding	144,298	146,043	145,806	145,278	143,858

	As of
	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012	January 30, 2011
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$664,479	$698,649	$590,179	$409,437	$316,286
Total assets	1,296,213	1,252,388	1,052,678	736,034	499,302
Total stockholders' equity	1,089,568	1,096,682	887,299	606,181	394,293
Non-controlling interest	—	—	—	4,805	3,904

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-year period ending February 1, 2015. Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year.
Fiscal 2014 and fiscal 2013 were 52 week years whereas fiscal 2012 was a 53 week year. Net revenue numbers for fiscal 2012 include results from the 53rd week; however, total comparable sales and comparable stores sales calculations exclude the 53rd week. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
This discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth in the "Special Note Regarding Forward-Looking Statements." Our actual results and the timing of events may differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in the "Item 1A. Risk Factors" section and elsewhere in this Annual Report on Form 10-K.
Overview
Fiscal 2014 was a year in which we continued to make investments we believe will help us to drive growth and expand our business. We have strengthened the foundation of our business through continued investments in product quality and supply chain and these investments will continue through fiscal 2015.
Throughout fiscal 2014 we also focused on our product assortment, guest experience, and our go-to-market process for our products. Our improved product assortment helped to enhance our guest experience and contributed to the improved total comparative sales performance we saw in the second half of fiscal 2014. The opening of our new distribution center in Columbus, Ohio in fiscal 2014 has also helped improve guest experience through a reduction in our average transit times for online orders and will also benefit retail distribution to our corporate owned stores in the United States.
We opened 48 net new corporate-owned stores in fiscal 2014, of which 40 were in the United States. In addition to our plans for further new store openings in the United States, we are focused on accelerating our international expansion. During fiscal 2014 we opened corporate-owned stores for the first time in the United Kingdom and Singapore and opened showrooms for the first time in China. We will continue to utilize a community-based approach to building brand awareness and guest loyalty in new countries but will look to do so over a shorter period of time than previously, so that we can accelerate our international growth.
We see potential for further expansion for our men’s category and our ivivva athletica brand. In the men's category we expanded both in-store and online product assortment and we opened our first standalone men’s store in Soho, New York. For ivivva, we opened 10 new stores during fiscal 2014 and will continue to invest in this brand and open further stores through fiscal 2015.
In fiscal 2015, we expect to substantially complete this foundational work and accelerate our investments in innovation to drive sustainable global growth.
Financial Highlights

•
Our net revenue increased from $1.6 billion in fiscal 2013 to $1.8 billion in fiscal 2014, representing an annual growth rate of 13%. Our increase in net revenue from fiscal 2013 to fiscal 2014 resulted from the addition of 48 net new corporate-owned stores and increased direct to consumer net revenue.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 1% in fiscal 2014 and increased by 3% on a constant dollar basis.

•
Our direct to consumer segment is an increasingly substantial part of our growth strategy, and now represents 17.9% of our net revenue compared to 16.5% in fiscal 2013 and 14.4% in fiscal 2012. Direct to consumer net revenue increased 24% on a constant dollar basis primarily as the result of increased traffic on our e-commerce websites.

•
Corporate-owned stores accounted for 75.0% of total net revenue in fiscal 2014, 77.3% of total net revenue in fiscal 2013 and 79.6% of total net revenue in fiscal 2012. Comparable store sales decreased by 1% on a constant dollar basis for fiscal 2014 primarily as the result of lower conversion rates and lower units purchased per transaction.

•
Gross profit for fiscal 2014 increased by 9% to $914.2 million, from $840.1 million in fiscal 2013. As a percentage of net revenue, gross profit decreased to 50.9% compared to 52.8% in fiscal 2013. The decrease in the gross margin percentage was primarily due to product mix, increased product costs, and increased air freight usage.

•
Income from operations for fiscal 2014 decreased by 4% to $376.0 million, from $391.4 million in fiscal 2013. As a percentage of net revenue, income from operations decreased to 20.9% compared to 24.6% of net revenue in fiscal 2013. The decrease in income from operations was a result of an increase in selling, general and administration expenses, relative to the increase in net revenue, partially offset by an increase in gross margin.

•
Tax expense for fiscal 2014 increased by 23% to $144.1 million, from $117.6 million in fiscal 2013. Fiscal 2014 includes a tax expense of $33.7 million related to the repatriation of foreign earnings that will be used to fund the share buyback program. The tax rate excluding the $33.7 million tax expense on the repatriation of foreign earnings would have been 28.8%, compared to 29.6% in fiscal 2013. The tax rate for fiscal 2014, including the tax expense on the repatriation of foreign earnings, was 37.6%.

•
Diluted earnings per share for fiscal 2014 were $1.66. compared to $1.91 in fiscal 2013. Excluding the tax expense of $33.7 million on the repatriated foreign earnings, diluted earnings per share were $1.89 for fiscal 2014.

Refer to the non-GAAP reconciliation tables contained in the "Results of Operations" section of this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations of constant dollar total comparable sales, constant dollar comparable store sales, constant dollar changes in direct to consumer net revenue, the fiscal 2014 tax rate excluding the tax expense on the repatriation of foreign earnings, and diluted earnings per share excluding the tax expense on the repatriation of foreign earnings to measures calculated in accordance with United States generally accepted accounting principles ("GAAP").
General
Net revenue is comprised of corporate-owned store net revenue, direct to consumer sales through www.lululemon.com, www.ivivva.com and other country and region specific websites, and other net revenue, which includes outlet sales, showroom sales, sales to wholesale accounts, warehouse sales, and sales from temporary locations.
Cost of goods sold includes the cost of purchased merchandise, including in-bound freight, duty and nonrefundable taxes incurred in delivering the goods to our distribution centers. It also includes occupancy costs and depreciation expense for our corporate-owned store locations, all costs incurred in operating our distribution centers and production, design and merchandise departments, hemming, and shrink and valuation reserves. The primary drivers of the costs of individual goods are the costs of raw materials and labor in the countries where we source our merchandise.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
	(In thousands)
Consolidated statements of operations:
Net revenue	$1,797,213	$1,591,188	$1,370,358
Cost of goods sold	883,033	751,112	607,532
Gross profit	914,180	840,076	762,826
Selling, general and administrative expenses	538,147	448,718	386,387
Income from operations	376,033	391,358	376,439
Other income (expense), net	7,102	5,768	4,957
Income before provision for income taxes	383,135	397,126	381,396
Provision for income taxes	144,102	117,579	109,965
Net income	239,033	279,547	271,431
Net income attributable to non-controlling interest	—	—	875
Net income attributable to lululemon athletica inc.	$239,033	$279,547	$270,556

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
	(% of net revenue)
Net revenue	100.0	100.0	100.0
Cost of goods sold	49.1	47.2	44.3
Gross profit	50.9	52.8	55.7
Selling, general and administrative expenses	30.0	28.2	28.2
Income from operations	20.9	24.6	27.5
Other income (expense), net	0.4	0.4	0.3
Income before provision for income taxes	21.3	25.0	27.8
Provision for income taxes	8.0	7.4	8.0
Net income	13.3	17.6	19.8
Net income attributable to non-controlling interest	—	—	0.1
Net income attributable to lululemon athletica inc.	13.3	17.6	19.7
Comparison of Fiscal 2014 to Fiscal 2013
Net Revenue
Net revenue increased $206.0 million, or 13%, to $1.797 billion in fiscal 2014 from $1.591 billion in fiscal 2013. Assuming the average exchange rates in fiscal 2014 remained constant with the average exchange rates in fiscal 2013, our net revenue would have increased $241.7 million, or 15%.
The net revenue increase was driven by sales from new stores and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer, increased 1% in fiscal 2014 compared to fiscal 2013. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased by 3%.

Our net revenue on a segment basis for fiscal 2014 and fiscal 2013 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Fiscal Year Ended February 1, 2015 and February 2, 2014
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$1,348,225	$1,228,999	75.0	77.3
Direct to consumer	321,180	263,083	17.9	16.5
Other	127,808	99,106	7.1	6.2
Net revenue	$1,797,213	$1,591,188	100.0	100.0
Corporate-Owned Stores. Net revenue from our corporate-owned stores segment increased $119.2 million, or 10%, to $1.348 billion in fiscal 2014 from $1.229 billion in fiscal 2013. Net revenue from corporate-owned stores we opened during fiscal 2014, and during fiscal 2013 prior to sales from such stores becoming part of our comparable stores base, contributed $162.0 million of the increase. Net new store openings in fiscal 2014 included 40 stores in the United States, including eight ivivva branded stores, three stores in Canada, including two ivivva branded stores, one store in Australia, one store in New Zealand, two stores in the United Kingdom and one store in Singapore. The increase in net revenue from our corporate-owned stores segment was partially offset by a comparable store sales decrease of 3% in fiscal 2014 compared to fiscal 2013 which resulted in a $42.8 million decrease to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have decreased 1%, or $19.1 million, in fiscal 2014. Comparable store sales have decreased, primarily as the result of lower conversion rates and lower units purchased per transaction.
Direct to Consumer. Net revenue from our direct to consumer segment increased $58.1 million, or 22%, to $321.2 million in fiscal 2014 from $263.1 million in fiscal 2013. Excluding the effect of foreign exchange fluctuations, direct to consumer net revenue would have increased 24%. The increase in net revenue from our direct to consumer segment was a result of increasing traffic on our e-commerce websites.
Other. Net revenue from our other segment increased $28.7 million, or 29%, to $127.8 million in fiscal 2014 from $99.1 million in fiscal 2013. The increase in net revenue from our other segment was primarily due to increased sales from our outlets, showrooms, and temporary locations. We continue to employ our other segment strategy to increase interest in our product in markets where we may not have corporate-owned stores.
Gross Profit
Gross profit increased $74.1 million, or 9%, to $914.2 million in fiscal 2014 from $840.1 million in fiscal 2013. Increased net revenue resulted in an increased gross profit. A $17.5 million inventory provision related to the pull-back of black Luon pants was recorded in cost of sales during fiscal 2013.
The increase in gross profit was partially offset by increased costs related to our production, design, distribution and merchandising departments, as well as increases in fixed costs, such as occupancy costs and depreciation.
Gross profit, as a percentage of net revenue, or gross margin, decreased 190 basis points, to 50.9% in fiscal 2014 from 52.8% in fiscal 2013. The decrease in gross margin resulted primarily from:

•	a decrease of 210 basis points due to product mix, increased product costs, and increased air freight costs;

•	an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue, of 70 basis points;

•	an increase in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, of 40 basis points; and

•	an unfavorable impact of foreign exchange rates on product costs which contributed to a decrease in gross margin of 40 basis points.
The decrease in gross margin was partially offset by a decrease in provision for inventories, charged to cost of sales, of 110 basis points related to the pull-back of black Luon pants which was recorded in the first quarter of fiscal 2013. A decrease in markdowns of 60 basis points driven by high sell-through of seasonal items also partially offset the decrease in gross margin.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $89.4 million, or 20%, to $538.1 million in fiscal 2014 from $448.7 million in fiscal 2013. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $40.2 million as there were increases in hourly wages and a growth in labor hours associated with new corporate-owned stores, outlets, showrooms and other;

•	an increase in variable store costs of $5.7 million from new corporate-owned stores, outlets, showrooms and other;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $6.0 million as a result of increased sales volume;

•	an increase in administrative costs related to our direct to consumer segment of $4.4 million associated with the growth in this channel and increased head count to support it;

•	an increase in head office employee costs of $5.7 million from increased head count in order to position us for long-term growth, partially offset by decreased stock-based compensation;

•	an increase in other head office costs of $5.2 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in other costs, including occupancy costs not included in cost of goods sold, of $11.4 million; and

•	a decrease in net foreign exchange gains of $10.8 million.
As a percentage of net revenue, selling, general and administrative expenses increased 180 basis points, to 30.0% in fiscal 2014 from 28.2% in fiscal 2013.
We expect selling, general and administrative expenses to increase throughout fiscal 2015 as we add administrative and sales personnel and increase our infrastructure to support the growth in our store base.
Income from Operations
Income from operations decreased $15.3 million, or 4%, to $376.0 million in fiscal 2014 from $391.4 million in fiscal 2013. The decrease was a result of increased selling, general and administrative costs of $89.4 million, partially offset by increased gross profit of $74.1 million. The increase in selling, general and administrative costs was primarily driven by the increase in our business.
On a segment basis, we determine income from operations without taking into account our general corporate expenses. We have reviewed our general corporate expenses and determined some costs previously classified as general corporate are direct segment expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification.
Income from operations before general corporate expenses for fiscal 2014 and fiscal 2013 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Fiscal Year Ended February 1, 2015 and February 2, 2014
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Corporate-owned stores	$356,589	$372,267	26.4	30.3
Direct to consumer	132,877	109,999	41.4	41.8
Other	9,499	13,994	7.4	14.1
Income from operations before general corporate expense	498,965	496,260
General corporate expense	122,932	104,902
Income from operations	$376,033	$391,358

Corporate-Owned Stores. Income from operations from our corporate-owned stores segment decreased $15.7 million, or 4%, to $356.6 million for fiscal 2014 from $372.3 million for fiscal 2013 primarily due to an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores, partially offset by an increase of $31.2 million in gross profit from increased sales. Income from operations as a percentage of corporate-owned stores net revenue decreased by 390 basis points primarily due to higher selling, general and administrative expenses as a percentage of net revenue as well as lower gross margin resulting from product mix, increased product costs, and increased air freight costs.
Direct to Consumer. Income from operations from our direct to consumer segment increased $22.9 million, or 21%, to $132.9 million in fiscal 2014 from $110.0 million in fiscal 2013. The increase was primarily the result of increased gross profit of $33.1 million primarily due to increased net revenue resulting from increased traffic, partially offset by increased selling, general and administrative expenses related to our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer net revenue decreased to 41.4% in fiscal 2014 from 41.8% in fiscal 2013.
Other. Income from operations from our other segment decreased $4.5 million, or 32%, to $9.5 million in fiscal 2014 from $14.0 million in fiscal 2013. Income from operations as a percentage of other net revenue decreased by 670 basis points primarily due to an increased number of showrooms in new international markets which have a higher cost structure than North America. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
General Corporate Expense. General corporate expense increased $18.0 million, or 17%, to $122.9 million in fiscal 2014 from $104.9 million in fiscal 2013. This increase was primarily due to a $10.8 million decrease in net foreign exchange gains, primarily from our Canadian operating entity. An increase in expenses related to our head office growth of $7.2 million, which was largely related to additional costs incurred to support the growth of our business, including increased professional fees related to investment in strategic initiatives and projects. General corporate expenses are expected to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our corporate-owned stores, direct to consumer and other segments.
Other Income (Expense), Net
Other income (expense), net increased $1.3 million, to $7.1 million in fiscal 2014 from $5.8 million in fiscal 2013. The increase was primarily the result of increased interest earned on cash and cash equivalents.
Provision for Income Taxes
Provision for income taxes increased $26.5 million, or 23%, to $144.1 million in fiscal 2014 from $117.6 million in fiscal 2013. In fiscal 2014, our effective tax rate was 37.6% compared to 29.6% in fiscal 2013. The increase in our effective tax rate was a result of a tax expense of $33.7 million recorded during fiscal 2014 to provide for U.S. income and applicable foreign withholding taxes on dividends of $473.7 million which were distributed during fiscal 2014 from foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.
Net Income
Net income decreased $40.5 million, or 15%, to $239.0 million in fiscal 2014 from $279.5 million in fiscal 2013. The decrease in net income in fiscal 2014 was primarily due to an increase of $89.4 million in selling, general and administrative expenses, and an increase of $26.5 million in provision for income taxes, partially offset by a $1.3 million increase in other income (expense), and a $74.1 million increase in gross profit resulting from new stores and the growth of our direct to consumer segment.
Comparison of Fiscal 2013 to Fiscal 2012
Net Revenue
Net revenue increased $220.8 million, or 16%, to $1.591 billion in fiscal 2013 from $1.370 billion in fiscal 2012. Assuming the average exchange rates in fiscal 2013 remained constant with the average exchange rates in fiscal 2012, our net revenue would have increased $247.0 million, or 18%. Total comparable sales, including comparable stores and direct to consumer, and excluding the fifty-third week’s sales of fiscal 2012, increased 7% in fiscal 2013, or 9% excluding the effect of foreign currency fluctuations.
The net revenue increase was driven by sales from new stores, the growth of our direct to consumer segment, and increased sales at locations in our comparable stores base. The constant dollar increase in comparable store sales was driven primarily by the strength of our existing product lines, successful introduction of new products and increasing recognition of the lululemon athletica brand name, especially at our U.S. stores, that drove higher transactions per store in the United States.

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

The increase in net revenue was partially offset by $18.7 million of net revenue from the 53rd week of fiscal 2012, which was excluded in the calculation of comparable store sales.
Direct to Consumer. Net revenue from our direct to consumer segment increased $65.8 million, or 33%, to $263.1 million in fiscal 2013 from $197.3 million in fiscal 2012, including $4.2 million of net revenue from the 53rd week of fiscal 2012. Excluding the net revenue from the 53rd week of fiscal 2012, net revenue from our direct to consumer segment increased 36%; excluding the effect of foreign exchange fluctuations, direct to consumer net revenue would have increased 38%. The increase in net revenue from our direct to consumer segment was a result of increasing traffic on our e-commerce websites.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $62.3 million, or 16%, to $448.7 million in fiscal 2013 from $386.4 million in fiscal 2012. The increase in selling, general and administrative expenses was principally comprised of:

•
an increase in employee costs of $25.3 million as we experience growth in labor hours associated with new and existing corporate-owned stores, outlets, showrooms and other, as well as an increase in wages as we invest in our employees;

•	an increase in variable store costs of $9.5 million from new and existing corporate-owned stores, outlets, showrooms and other;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $7.3 million as a result of increased sales volume;

•	an increase in administrative costs related to our direct to consumer segment of $5.3 million associated with the growth in this channel and increased head count to support it;

•
an increase in head office employee costs of $5.7 million from increased head count in order to position us for long-term growth, partially offset by decreased management incentive-based compensation and stock-based compensation;

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

	Fiscal Year Ended February 2, 2014 and February 3, 2013
	2013	2012	2013	2012
	(In thousands)		(Percentages)
Corporate-owned stores	$372,267	$373,607	30.3	34.3
Direct to consumer	109,999	85,128	41.8	43.2
Other	13,994	19,787	14.1	23.9
Income from operations before general corporate expense	496,260	478,522
General corporate expense	104,902	102,083
Income from operations	$391,358	$376,439
Corporate-Owned Stores. Income from operations from our corporate-owned stores segment decreased $1.3 million, or less than 1%, to $372.3 million for fiscal 2013 from $373.6 million for fiscal 2012 primarily due to an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores and a $17.5 million charge related to the pull-back of black Luon pants, which was partially offset by an increase of $38.3 million in gross profit. Income from operations as a percentage of corporate-owned stores net revenue decreased by 400 basis points primarily from a decrease in gross margin due to a lower mix of higher margin core items related to the pull-back of black Luon pants.
Direct to Consumer. Income from operations from our direct to consumer segment increased $24.9 million, or 29%, to $110.0 million in fiscal 2013 from $85.1 million in fiscal 2012 due to increased sales through our e-commerce websites, with gross profit increasing $36.3 million over fiscal 2012. Income from operations as a percentage of direct to consumer net revenue decreased by 140 basis points in fiscal 2013 compared to fiscal 2012.
Other. Income from operations from our other segment decreased $5.8 million, or 29%, to $14.0 million in fiscal 2013 from $19.8 million in fiscal 2012. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with corporate-owned stores.
General Corporate Expense. General corporate expenses increased $2.8 million, or 3%, to $104.9 million in fiscal 2013 from $102.1 million in fiscal 2012. This increase was primarily due to an increase in expenses related to our head office growth of $27.3 million, which was largely related to the growth of our information technology and human resources departments as well as the overall growth of our business, and increased professional fees related to investment in strategic initiatives and projects. Increased depreciation and amortization expense of $3.3 million also contributed to the increase in general corporate expense. The increase in general corporate expense was partially offset by an increase of $17.9 million in net foreign exchange gains which were primarily from our Canadian operating entity as well as decreased management incentive-based compensation of $5.0 million and decreased stock-based compensation expense of $4.9 million.
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
Net Income
Net income increased $9.0 million, or 3%, to $279.5 million in fiscal 2013 from $270.6 million in fiscal 2012. The increase in net income in fiscal 2013 was primarily due to a $77.2 million increase in gross profit resulting from sales growth at existing and additional corporate-owned stores opened during fiscal 2013 and increasing traffic on our e-commerce websites and the addition of regional websites and a $0.8 million increase in other income (expense), net, partially offset by an increase of $62.3 million in selling, general and administrative expenses, and an increase of $7.6 million in provision for income taxes.
Comparable Sales
We separately track comparable store sales, which reflect net revenue at corporate-owned stores that have been open for at least 12 months. Therefore, net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable prior year sales. Non-comparable store sales include sales from new stores that have not been open or otherwise not operated by us for 12 months or from stores which have been significantly remodeled or relocated. Also included in non-comparable stores sales are sales from direct to consumer sales, outlets, wholesale, warehouse sales, showrooms, temporary locations, and sales from corporate-owned stores which we have closed. The 53rd week of fiscal 2012 is excluded from the calculation of comparable store sales.
We began to report total comparable sales in fiscal 2013, which combines comparable store sales and direct to consumer sales, excluding the 53rd week of sales from fiscal 2012. Our direct to consumer segment represents a growing portion of our net revenue as the shopping behavior of our guests evolves. Our approach to our guests supports this as it involves country and region specific websites, mobile/tablet devices in stores, social networks, and product notification emails. We therefore believe that reporting total comparable sales with comparable store sales and direct to consumer sales combined provides a more relevant metric.
By measuring the change in year-over-year net revenue in stores that have been open for 12 months or more as well as direct to consumer sales, total comparable sales allows us to evaluate our performance eliminating the impact of newly opened stores. Various factors affect comparable sales, including:

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
Non-GAAP Financial Measures
Net revenue changes in constant dollars, total comparable sales in constant dollars, comparable store sales in constant dollars, changes in direct to consumer net revenue in constant dollars, the tax rate excluding the tax expense on the repatriation of foreign earnings, and diluted earnings per share excluding the tax expense on the repatriation of foreign earnings are non-GAAP performance measures.
We provide constant dollar changes in net revenue, total comparable sales, comparable store sales, and changes in direct to consumer net revenue because we use these measures to understand the underlying growth rate of net revenue excluding the impact of changes in foreign exchange rates, which are not under management’s control. We believe that disclosing these measures on a constant dollar basis is useful to investors because it enables them to better understand the level of growth of our business.
We disclose the tax rate and diluted earnings per share excluding the tax expense on repatriated foreign earnings because of their comparability to our historical information as well as our diluted earnings per share guidance, which we believe is useful to investors.
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
The below performance measures show the dollar and percentage change compared to the corresponding period in the prior year.
Constant dollar changes in net revenue

	Fiscal Year Ended February 1, 2015		Fiscal Year Ended February 2, 2014
	(In thousands)	(Percentage)	(In thousands)	(Percentage)
Net revenue increase	$206,024	13%	$220,830	16%
Adjustments due to foreign exchange rate changes	35,656	2%	26,153	2%
Net revenue increase in constant dollars	$241,680	15%	$246,983	18%

Constant dollar total comparable sales

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
Total comparable sales	1%	7%
Adjustments due to foreign exchange rate changes	2%	2%
Total comparable sales in constant dollars	3%	9%
Constant dollar comparable store sales

	Fiscal Year Ended February 1, 2015		Fiscal Year Ended February 2, 2014
	(In thousands)	(Percentage)	(In thousands)	(Percentage)
Comparable store sales	$(42,801)	(3)%	$19,460	2%
Adjustments due to foreign exchange rate changes	23,712	2%	17,874	2%
Comparable store sales in constant dollars	$(19,089)	(1)%	$37,334	4%
Constant dollar changes in direct to consumer net revenue

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
	(Percentage)
Change in direct to consumer net revenue	22%	36%
Adjustments due to foreign exchange rate changes	2%	2%
Change in direct to consumer net revenue in constant dollars	24%	38%
Tax rate, excluding the tax expense on repatriated foreign earnings

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
Tax rate	37.6%	29.6%
Tax expense on repatriated foreign earnings	(8.8)%	—%
Tax rate, excluding the tax expense on repatriated foreign earnings	28.8%	29.6%
Diluted earnings per share, excluding the tax expense on repatriated foreign earnings

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
Diluted earnings per share	$1.66	$1.91
Tax expense on repatriated foreign earnings	0.23	—
Diluted earnings per share, excluding the tax expense on repatriated foreign earnings	$1.89	$1.91

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
As of February 1, 2015, our working capital (excluding cash and cash equivalents) was $126.7 million and our cash and cash equivalents were $664.5 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
	(In thousands)
Total cash provided by (used in):
Operating activities	$314,449	$278,339	$280,113
Investing activities	(119,733)	(106,408)	(93,229)
Financing activities	(149,077)	8,907	(5,491)
Effect of exchange rate changes	(79,809)	(72,368)	(651)
(Decrease) increase in cash and cash equivalents	$(34,170)	$108,470	$180,742
Operating Activities
Operating Activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expense and the effect of changes in non-cash working capital items, principally accounts payable, inventories, prepaid expenses, income taxes payable, accrued compensation and related expenses, and deferred gift card revenue.
In fiscal 2014, cash provided by operating activities increased $36.1 million, to $314.4 million compared to cash provided by operating activities of $278.3 million in fiscal 2013. The increase was primarily a result of decreased income taxes paid and an increase in accrued compensation and related benefits, partially offset by a decrease in net income. The net increase in items not affecting cash was primarily due to an increase in depreciation related to our increased number of stores.
Investing Activities
Investing Activities relate primarily to capital expenditures.
Cash used in investing activities increased $13.3 million, to $119.7 million in fiscal 2014 from $106.4 million in fiscal 2013. Capital expenditures for our corporate-owned stores segment were $76.9 million in fiscal 2014 which included $38.1 million to open 49 corporate-owned stores and $60.2 million in fiscal 2013 which included $31.3 million to open 45 corporate-owned stores. The remaining capital expenditures for our corporate-owned stores segment in each period were for ongoing store refurbishment. Capital expenditures for our direct to consumer segment were $10.0 million and $6.0 million in fiscal 2014 and fiscal 2013, respectively. Capital expenditures related to corporate activities and administration were $32.9 million and $40.2 million in fiscal 2014 and fiscal 2013, respectively. The capital expenditures in each period for corporate activities and administration were for improvements at our head office and other corporate buildings as well as investments in information technology and business systems.
Capital expenditures are expected to range between $130 million and $135 million in fiscal 2015.
Financing Activities
Financing Activities consist primarily of cash used to repurchase shares of our common stock, cash received on the exercise of stock options, excess tax benefits from stock-based compensation, taxes paid related to the net share settlement of equity awards, and cash paid to acquire the remaining non-controlling interest in Australia in fiscal 2012. Cash used by financing activities increased $158.0 million, to cash used of $149.1 million in fiscal 2014 from cash provided of $8.9 million in fiscal 2013. The primary cause of this increase is our stock repurchase program which began in the second quarter of fiscal 2014. During fiscal 2014 we repurchased 3.7 million shares for a total cost of $147.4 million.
We believe that our cash and cash equivalent balances, cash generated from operations, and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in "Item 1A. Risk Factors". In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or other systems, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash and cash equivalents and cash generated from operations.

Revolving Credit Facility
On November 22, 2013, we entered into unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch, which replaced our 2007 credit facility. The credit facilities provide us with available borrowings in a total amount of $15.0 million. Borrowings under the credit facilities must be repaid in full on demand and are available by way of U.S. or Canadian denominated advances, letters of credit or depository bills. Advances denominated in U.S. Dollars bear interest on the outstanding balance at a rate equal to U.S. LIBOR plus 100 basis points or the U.S. prime rate, at our option. Advances denominated in Canadian Dollars bear interest on the outstanding balance at a rate equal to the CDOR Rate plus 100 basis points or the Canadian prime rate, at our option. Borrowings drawn down under standby letters of credit bear a fee of 100 basis points and borrowings drawn down under commercial letters of credit bear the banks' standard pricing. We are also required to pay a quarterly commitment fee of 10 basis points on the unused portion of the facility. Our wholly-owned subsidiary, lululemon usa inc., has provided a guarantee to the bank counter-parties under the facilities. The revolving credit facilities are unsecured, with a negative pledge on assets subject to permitted encumbrances, and no financial covenants. These facilities were renewed for a one year period in November 2014. As of February 1, 2015, aside from letters of credit of $0.6 million, we had no other borrowings outstanding under these credit facilities.
Contractual Obligations and Commitments
Leases. We lease certain store and other retail locations, distribution centers, offices, and equipment under non-cancelable operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. Our leases expire at various dates between one and 10 years, excluding extensions at our option. A substantial number of our leases include renewal options and certain of our leases include rent escalation clauses, rent holidays and leasehold rental incentives, none of which are reflected in the table below. Most of our leases for store premises also include contingent rental payments based on sales volume, the impact of which also are not reflected in the table below.
Product purchase obligations. The amounts listed for product purchase obligations in the table below represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable and accrued inventory liabilities as of February 1, 2015.
The following table summarizes our contractual arrangements as of February 1, 2015, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Operating leases (minimum rent)	$395,483	$82,282	$81,697	$72,660	$57,190	$43,625	$58,029
Product purchase obligations	$189,723	$189,723	$—	$—	$—	$—	$—
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of February 1, 2015, letters of credit and letters of guarantee totaling $0.6 million have been issued.
Other than our operating leases and these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.
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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:
Revenue Recognition. Net revenue is recognized net of sales taxes, discounts, and an estimated allowance for sales returns. Sales to customers through corporate-owned stores and other physical locations are recognized at the point of sale, net of an estimated allowance for sales returns. Direct to consumer sales are recognized when goods are shipped and collection is reasonably assured, net of an estimated allowance for sales returns. Other net revenue includes outlet sales, showroom sales, sales to wholesale accounts, warehouse sales, and sales from temporary locations. Revenue is recognized when these sales occur and amounts billed to customers for shipping and handling are recognized at the time of shipment.
Our estimated allowance for sales returns is a subjective critical estimate that has a direct impact on reported net revenue. This allowance is calculated based on a history of actual returns, estimated future returns and any significant future known or anticipated events. Consideration of these factors results in an estimated allowance for sales returns. Our standard terms for retail sales limit returns to approximately 14 days after the sale of the merchandise, however we accept returns after 14 days where the product fails to meet our guests' quality expectations. For our wholesale sales, we allow returns from our wholesale accounts if properly requested and approved. Employee discounts are classified as a reduction of net revenue.
Revenue from our gift cards is recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in "Unredeemed gift card liability" on the consolidated balance sheets. There are no expiration dates on our gift cards, and we do not charge any service fees that cause a decrement to customer balances.
While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in net revenue. The amount to be recognized is an estimate, based on historical customer redemption rates.
Inventory. Inventory is valued at the lower of cost and market. We periodically review our inventories and make provisions as necessary to appropriately value obsolete and damaged goods. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about future demands, selling prices and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination. In addition, we provide for inventory shrinkage as a percentage of sales, based on historical trends from actual physical inventories. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. We perform physical inventory counts throughout the year and adjust the shrink provision accordingly. In fiscal 2014, we wrote-off $12.4 million of inventory, and in fiscal 2013 we wrote-off $28.1 million of inventory, including $17.5 million related to the pull-back of black Luon pants.
Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over the expected useful life of the asset, which we estimate to be 20 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the length of the lease and the estimated useful life of the assets, up to a maximum of five years. All other property and equipment is depreciated using the declining balance method as follows:

Furniture and fixtures	20%
Computer hardware and software	30%
Equipment and vehicles	30%
Changes in circumstances (such as technological advances) can result in differences between the actual and estimated useful lives. In those cases where we determine that the useful life of a long-lived asset should be shortened, we increase depreciation expense over the remaining useful life to depreciate the asset’s net book value to its salvage value.
Long-Lived Assets. Long-lived assets, including intangible assets with finite useful lives are evaluated for impairment when the occurrence of events or changes in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their net book value to the undiscounted estimated future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by the present value of the estimated future cash flows expected from their use and eventual disposition.
Income Taxes. Deferred income tax assets are reduced by a valuation allowance, if based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The recognition of a deferred income tax asset is based upon several assumptions and forecasts, including current and proposed tax legislation, current and anticipated taxable income, utilization of previously unrealized non-operating loss carry forwards and regulatory reviews of tax filings. Given the judgments and estimates required and the sensitivity of the results to the significant assumptions used, we believe the accounting estimates used in relation to the recognition of deferred income tax assets are subject to measurement uncertainty and are susceptible to a material change if the underlying assumptions change.
We have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested outside the United States. We periodically assess the need to utilize these unremitted earnings to finance our foreign operations. This assessment is based on cash flow projections by tax jurisdiction. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future. The possibility exists that amounts determined to be indefinitely reinvested outside of the United States may ultimately be repatriated. For instance, the cash needs of our U.S. entities may exceed our current expectations, or the actual cash needs of our foreign entities may be less than our current expectations. This would result in additional income tax expense in the year we determined that amounts were no longer indefinitely reinvested.
We file income tax returns in the United States, Canada and various foreign and state jurisdictions. The 2011 to 2013 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2010 tax year is still open for certain state tax authorities. The 2007 to 2013 tax years remain subject to examination by Canadian tax authorities. The 2008 to 2013 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. Our policy is to recognize interest expense and penalties related to income tax matters as a selling, general and administrative expense. At February 1, 2015, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. Our intercompany transfer pricing policies are currently subject to audits by various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final outcomes of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.
Goodwill and Intangible Assets. Intangible assets are recorded at cost. Reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives of 10 years. Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired and is not amortized. Goodwill is tested for impairment annually or more frequently when an event or circumstance indicates that goodwill might be impaired. Goodwill impairment testing requires us to estimate the fair value of our reporting units. We generally base our measurement of the fair value on the present value of future cash flows. Our significant estimates in the discounted cash flows model include: the discount rate and long-term rates of growth. We use our best estimates and judgment based on available evidence in conducting the impairment testing.
Stock-Based Compensation. We account for stock-based compensation using the fair value method. The fair value of the awards is estimated at the date of grant and recognized as employee compensation expense on a straight-line basis over the requisite service period. For awards with service and/or performance conditions, the amount of compensation expense recognized is based on the number of awards that are expected to vest.
The estimation of the number stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating the number of awards which are expected to vest, including, future profit forecasts, types of awards, size of option holder group and anticipated employee retention. Actual results may differ substantially from these estimates.
The calculation of the grant-date fair value of stock options requires us to make certain estimates and assumptions, including, stock price volatility, and the expected life of the options. These assumptions are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon historical experience of similar awards, giving consideration for expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record.
Contingencies. In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships and a variety of other matters. We record contingent liabilities resulting from claims against us, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third-party claimants and courts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk. The functional currency of our foreign subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenues, expenses, assets and liabilities of our foreign subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. Dollar affect the reported amounts of net revenue, expenses, assets and liabilities. Foreign exchange differences which arise on translation of our foreign subsidiaries’ balance sheets into U.S. dollars are recorded as a cumulative translation adjustment in accumulated other comprehensive income within stockholders' equity.
We also have exposure to changes in foreign exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. The potential impact of currency fluctuation increases as international expansion increases.
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. The strengthening of the U.S. dollar against the Canadian dollar during fiscal 2014 has resulted in:

•	a reduction in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

•	a reduction in our selling, general and administrative expenses incurred by our Canadian operations into U.S. dollars for the purposes of consolidation; and

•	foreign exchange gains by our Canadian subsidiaries on U.S. dollar cash and receivables denominated in U.S. dollars.
A 10% depreciation in the relative value of the Canadian dollar against the U.S. dollar compared to the exchange rates in effect for fiscal 2014 would have resulted in lost income from operations of approximately $2.2 million in fiscal 2014. This assumes a consistent 10% depreciation in the Canadian dollar against the U.S. dollar throughout the fiscal year. The timing of changes in the relative value of the Canadian dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. Our revolving credit facilities provide us with available borrowings in amount up to $15.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of February 1, 2015, aside from letters of credit and guarantees, we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
lululemon athletica inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
lululemon athletica inc.
We have audited the accompanying consolidated balance sheets of lululemon athletica inc. and its subsidiaries as of February 1, 2015 and February 2, 2014 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the 52, 52, and 53 week periods ended February 1, 2015, February 2, 2014, and February 3, 2013, respectively. In addition, we have audited the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited lululemon athletica inc.'s and its subsidiaries' internal control over financial reporting as of February 1, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the company's internal control over financial reporting based on our integrated audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of lululemon athletica inc. and its subsidiaries as of February 1, 2015 and February 2, 2014 and the results of their operations and their cash flows for the 52, 52, and 53 week periods ended February 1, 2015, February 2, 2014, and February 3, 2013, respectively, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, lululemon athletica inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 1, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia
March 25, 2015

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	February 1, 2015	February 2, 2014
ASSETS
Current assets
Cash and cash equivalents	$664,479	$698,649
Accounts receivable	13,746	11,903
Inventories	208,116	188,790
Prepaid expenses and other current assets	64,671	46,197
	951,012	945,539
Property and equipment, net	296,008	255,603
Goodwill and intangible assets, net	26,163	28,201
Deferred income tax asset	16,018	18,300
Other non-current assets	7,012	4,745
	$1,296,213	$1,252,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,339	$12,647
Accrued inventory liabilities	22,296	15,415
Accrued compensation and related expenses	29,932	19,445
Income taxes payable	20,073	769
Unredeemed gift card liability	46,252	38,343
Other accrued liabilities	31,989	29,595
	159,881	116,214
Deferred income tax liability	3,633	3,977
Other non-current liabilities	43,131	35,515
	206,645	155,706
Stockholders' equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 9,833 and 29,955	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 9,833 and 29,955	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 132,112 and 115,342	661	577
Additional paid-in capital	241,695	240,351
Retained earnings	1,020,619	923,822
Accumulated other comprehensive loss	(173,407)	(68,068)
	1,089,568	1,096,682
	$1,296,213	$1,252,388
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Net revenue	$1,797,213	$1,591,188	$1,370,358
Cost of goods sold	883,033	751,112	607,532
Gross profit	914,180	840,076	762,826
Selling, general and administrative expenses	538,147	448,718	386,387
Income from operations	376,033	391,358	376,439
Other income (expense), net	7,102	5,768	4,957
Income before provision for income taxes	383,135	397,126	381,396
Provision for income taxes	144,102	117,579	109,965
Net income	239,033	279,547	271,431
Net income attributable to non-controlling interest	—	—	875
Net income attributable to lululemon athletica inc.	$239,033	$279,547	$270,556

Other comprehensive (loss) income:
Foreign currency translation adjustment	(105,339)	(89,158)	(459)
Comprehensive income	$133,694	$190,389	$270,097

Basic earnings per share	$1.66	$1.93	$1.88
Diluted earnings per share	$1.66	$1.91	$1.85
Basic weighted-average number of shares outstanding	143,935	144,913	144,000
Diluted weighted-average number of shares outstanding	144,298	146,043	145,806
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-Controlling Interest	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance at January 29, 2012	33,412	$—	33,412	$—	110,135	$551	$205,557	$373,719	$21,549	$601,376	$4,805	$606,181
Net income attributable to lululemon athletica inc.								270,556		270,556		270,556
Foreign currency translation adjustment									(459)	(459)		(459)
Common stock issued upon exchange of exchangeable shares	(1,347)	—	(1,347)	—	1,347	7	(7)			—		—
Stock-based compensation							15,637			15,637		15,637
Excess tax benefit from stock-based compensation							9,901			9,901		9,901
Restricted share issuance					16	—	—			—		—
Stock options exercised					873	4	11,010			11,014		11,014
Registration fees associated with shelf registration statement							(393)			(393)		(393)
Non-controlling interest:
Net income attributable to non-controlling interests											875	875
Purchase of remaining non-controlling interests							(20,333)			(20,333)	(5,680)	(26,013)
Balance at February 3, 2013	32,065	$—	32,065	$—	112,371	$562	$221,372	$644,275	$21,090	$887,299	$—	$887,299
Net income attributable to lululemon athletica inc.								279,547		279,547		279,547
Foreign currency translation adjustment									(89,158)	(89,158)		(89,158)
Common stock issued upon exchange of exchangeable shares	(2,110)		(2,110)	—	2,110	11	(11)			—		—
Stock-based compensation							10,087			10,087		10,087
Excess tax benefit from stock-based compensation							6,457			6,457		6,457
Restricted share issuance					58	—	—			—		—
Stock options exercised					686	3	8,168			8,171		8,171
Common stock issued upon settlement of performance-based restricted stock units					208	1	(1)			—		—
Shares withheld related to net share settlement of equity awards					(91)	—	(5,721)			(5,721)		(5,721)
Balance at February 2, 2014	29,955	$—	29,955	$—	115,342	$577	$240,351	$923,822	$(68,068)	$1,096,682	$—	$1,096,682

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-Controlling Interest	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Net income attributable to lululemon athletica inc.								239,033		239,033		239,033
Foreign currency translation adjustment									(105,339)	(105,339)		(105,339)
Common stock issued upon exchange of exchangeable shares	(20,122)		(20,122)	—	20,122	101	(101)			—		—
Stock-based compensation							8,269			8,269		8,269
Excess tax benefit from stock-based compensation							413			413		413
Stock options exercised					158	1	2,912			2,913		2,913
Restricted share issuance					34	—	—			—		—
Common stock issued upon settlement of performance-based restricted stock units					217	1	(1)			—		—
Shares withheld related to net share settlement of stock-based compensation					(104)	(1)	(4,971)			(4,972)		(4,972)
Repurchase of common stock					(3,657)	(18)	(5,177)	(142,236)		(147,431)		(147,431)
Balance at February 1, 2015	9,833	$—	9,833	$—	132,112	$661	$241,695	$1,020,619	$(173,407)	$1,089,568	$—	$1,089,568
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Cash flows from operating activities
Net income	$239,033	$279,547	$271,431
Items not affecting cash
Depreciation and amortization	58,364	49,068	43,000
Stock-based compensation	8,269	10,087	15,637
Derecognition of unredeemed gift card liability	(1,468)	(4,654)	(1,351)
Deferred income taxes	2,087	820	(6,445)
Excess tax benefits from stock-based compensation	(413)	(6,457)	(9,901)
Other, including net changes in other non-cash balances
Prepaid tax installments	(15,234)	3,067	(7,812)
Other prepaid expenses and other current assets	(8,813)	(14,408)	(10,492)
Inventories	(26,806)	(38,507)	(51,222)
Accounts payable	(2,198)	11,627	(13,481)
Accrued inventory liabilities	8,276	6,985	(1,785)
Other accrued liabilities	3,271	7,837	1,777
Sales tax collected	517	161	(4,232)
Income taxes payable	19,304	(35,075)	30,951
Accrued compensation and related expenses	11,561	(6,282)	4,695
Deferred gift card revenue	11,326	9,306	13,711
Other non-cash balances	7,373	5,217	5,632
Net cash provided by operating activities	314,449	278,339	280,113
Cash flows from investing activities
Purchase of property and equipment	(119,733)	(106,408)	(93,229)
Net cash used in investing activities	(119,733)	(106,408)	(93,229)
Cash flows from financing activities
Proceeds from exercise of stock options	2,913	8,171	11,014
Excess tax benefits from stock-based compensation	413	6,457	9,901
Registration fees associated with shelf registration statement	—	—	(393)
Purchase of non-controlling interest	—	—	(26,013)
Taxes paid related to net share settlement of equity awards	(4,972)	(5,721)	—
Repurchase of common stock	(147,431)	—	—
Net cash (used in) provided by financing activities	(149,077)	8,907	(5,491)
Effect of exchange rate changes on cash	(79,809)	(72,368)	(651)
(Decrease) increase in cash and cash equivalents	(34,170)	108,470	180,742
Cash and cash equivalents, beginning of period	$698,649	$590,179	$409,437
Cash and cash equivalents, end of period	$664,479	$698,649	$590,179
See accompanying notes to the consolidated financial statements lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and store count information, unless otherwise indicated)

1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, manufacture and distribution of healthy lifestyle inspired athletic apparel, which is sold through a chain of corporate-owned and operated retail stores, direct to consumer through e-commerce, showrooms, a network of wholesale accounts, outlets and warehouse sales. The Company's primary markets are the United States, Canada, Australia, New Zealand, the United Kingdom, and Singapore where 211, 57, 26, five, two, and one corporate-owned store(s), respectively, were in operation as at February 1, 2015. There were 302, 254, and 211 corporate-owned stores in operation as at February 1, 2015, February 2, 2014, and February 3, 2013, respectively.
Basis of presentation
The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company during the three-year period ended February 1, 2015. The consolidated financial statements have been presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP").
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2014 and 2013 were 52 week years whereas fiscal 2012 was a 53 week year. Fiscal 2014, 2013 and 2012 ended on February 1, 2015, February 2, 2014, and February 3, 2013, respectively.
The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its operating profit in the fourth fiscal quarter of each year as a result of increased sales during the holiday season.
Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The consolidated financial statements include the accounts of lululemon athletica inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated. The results of operations of lululemon athletica australia Pty attributable to the non-controlling interest for fiscal 2012 are presented within equity and net income, and are shown separately from the Company's equity and net income attributable to the Company.
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand, bank balances and short-term deposits with original maturities of less than three months. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.
Accounts receivable
Accounts receivable primarily arise out of sales to wholesale accounts and landlord lease inducements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As at February 1, 2015, February 2, 2014 and February 3, 2013 the Company recorded an insignificant allowance for doubtful accounts.
Inventories
Inventories, consisting of finished goods, inventories in transit, and raw materials, are stated at the lower of cost and market value. Cost is determined using weighted-average costs. For finished goods, market is defined as net realizable value, and for raw materials, market is defined as replacement cost. Cost of inventories includes all costs incurred to deliver inventory to the Company's distribution centers including freight, non-refundable taxes, duty and other landing costs.
The Company makes provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the cost of the inventory and its estimated net realizable value based upon assumptions about future demand, selling prices and market conditions. In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly.
Property and equipment
Property and equipment are recorded at cost less accumulated depreciation. Direct internal and external costs related to software used for internal purposes which are incurred during the application development stage or for upgrades that add functionality are capitalized. All other costs related to internal use software are expensed as incurred.
Depreciation commences when an asset is ready for its intended use. Buildings are depreciated on a straight-line basis over the expected useful life of the asset, which is estimated to be 20 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the length of the lease and the estimated useful life of the improvement, to a maximum of five years. All other property and equipment are depreciated using the declining balance method as follows:

Furniture and fixtures	20%
Computer hardware and software	30%
Equipment and vehicles	30%
Goodwill and intangible assets
Intangible assets are recorded at cost. Reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives of 10 years.
Goodwill represents the excess of the aggregate of the consideration transferred, the fair value of any non-controlling interest in the acquiree, and the acquisition-date fair value of the Company's previously held equity interest over the net assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are tested annually for impairment or more frequently when an event or circumstance indicates that goodwill or indefinite life intangible assets might be impaired. The Company's operating segment for goodwill is its corporate-owned stores.
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
Leased property and equipment
The Company leases stores, distribution centers, and administrative offices. Minimum rental payments, including any fixed escalation of rental payments and rent premiums, are amortized on a straight-line basis over the life of the lease beginning on the possession date. Rental costs incurred during a construction period, prior to store opening, are recognized as rental expense.
Deferred lease inducements, which include leasehold improvements paid for by the landlord and rent free periods, are recorded as liabilities on the consolidated balance sheet and recognized as a reduction of rent expense on a straight-line basis over the term of the lease.
The difference between the recognized rental expense and the total rental payments paid is reflected on the consolidated balance sheet as a deferred lease liability or a prepaid lease asset.
Contingent rental payments based on sales volumes are recorded in the period in which the sales occur.

The Company recognizes a liability for the fair value of asset retirement obligations ("AROs") when such obligations are incurred. The Company's AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management's judgment, including store closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations.
The Company recognizes a liability for a cost associated with a lease exit or disposal activity when such obligation is incurred. A lease exit or disposal liability is measured initially at its fair value in the period in which the liability is incurred. The Company estimates fair value at the cease-use date of its operating leases as the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even where the Company does not intend to enter into a sublease. Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from that used in the initial estimate.
Deferred revenue
Receipts from the sale of gift cards are treated as deferred revenue. Amounts received in respect of gift cards are recorded as unredeemed gift card liability. When gift cards are redeemed for apparel, the Company recognizes the related revenue.
Revenue recognition
Net revenue is comprised of corporate-owned store net revenue, direct to consumer sales through www.lululemon.com, www.ivivva.com and other country and region specific websites, and other net revenue, which includes outlet sales, showroom sales, sales to wholesale accounts, warehouse sales, and sales from temporary locations.
Sales to customers through corporate-owned retail stores are recognized at the point of sale, net of discounts and an estimated allowance for sales returns.
Sales of apparel to customers through the Company's retail internet sites are recognized when goods are shipped, and collection is reasonably assured, net of an estimated allowance for sales returns.
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
While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in net revenue. For the years ended February 1, 2015, February 2, 2014 and February 3, 2013, net revenue recognized on unredeemed gift card balances was $1,468, $4,654, and $1,351, respectively.
Cost of goods sold
Cost of goods sold includes:

•	the cost of purchased merchandise, which includes acquisition and production costs including raw material and labor, as applicable;

•	the cost incurred to deliver inventory to the Company's distribution centers including in-bound freight, non-refundable taxes, duty and other landing costs;

•	the cost of the Company's distribution centers (such as labor, rent and utilities) and the depreciation related to the Company's distribution centers;

•	the cost of the Company's production, design, distribution and merchandising departments including salaries, stock-based compensation and benefits, and operating expenses;

•	occupancy costs such as minimum rent, contingent rent where applicable, property taxes, utilities and depreciation expense for the Company's corporate-owned store locations;

•	hemming; and

•	shrink and inventory valuation reserves.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold. Our selling, general and administrative expenses include the costs of corporate and store-level wages and benefits, costs to transport our products from our distribution facilities to our sales locations and e-commerce guests, professional fees, marketing, information technology, human resources, accounting, corporate facility and occupancy costs, and depreciation and amortization expense other than in cost of goods sold.
For the years ended February 1, 2015, February 2, 2014 and February 3, 2013 the Company incurred transportation costs of $35,901, $31,296, and $23,407 respectively.
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
The evaluation as to the likelihood of realizing the benefit of a deferred income tax asset is based on the timing of scheduled reversals of deferred tax liabilities, taxable income forecasts, and tax-planning strategies.
The Company provides for taxes at the rate applicable for the appropriate tax jurisdiction. U.S. income taxes on unremitted earnings of foreign subsidiaries which the Company has determined to be indefinitely reinvested have not been recognized. Management periodically assesses the need to utilize these unremitted earnings to finance foreign operations. This assessment is based on cash flow projections that are the result of estimates of future production and operational and fiscal objectives by tax jurisdiction for our operations. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.
Currency translation
The functional currency for each entity included in these consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency. Assets and liabilities of each foreign entity are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Net revenue and expenses are translated at the average rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in other comprehensive income or loss, which is a component of accumulated other comprehensive income or loss included in stockholders' equity.
Foreign currency transactions denominated in a currency other than an entity's functional currency are remeasured into the functional currency with any resulting gains and losses included in income, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature.
The aggregate foreign exchange gains (losses) included in selling, general and administrative expenses amount to $6,372, $17,314, and $(625) for the years ended February 1, 2015, February 2, 2014, and February 3, 2013, respectively.
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
Concentration of credit risk
The Company is not exposed to significant credit risk on its cash and cash equivalents and accounts receivable. Cash and cash equivalents are held with high quality financial institutions. Accounts receivable are primarily from wholesale accounts and for landlord lease inducements. The Company does not require collateral to support the accounts receivable; however, in certain circumstances, the Company may require parties to provide payment for goods prior to delivery of the goods. The accounts receivable are net of an allowance for doubtful accounts, which is established based on management's assessment of the credit risk of the underlying accounts.
Stock-based compensation
The Company accounts for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. For awards with service and/or performance conditions, the amount of compensation expense recognized is based on the number of awards expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. The fair value of the restricted shares, performance-based restricted stock units, and restricted stock units is based on the closing price of the Company's common stock on the award date.
Earnings per share
Earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders for the period by the diluted weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, performance-based restricted stock units that have satisfied their performance factor, and restricted stock units using the treasury stock method.
Contingencies
In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships and a variety of other matters. We record contingent liabilities resulting from claims against us, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of net revenue and expenses during the reporting period.
Recently issued accounting standards
In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. This guidance will be effective for the Company beginning in its first quarter of fiscal 2017. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.
In June 2014, the FASB amended ASC Topic 718, Compensation - Stock Compensation ("ASC 718") for share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2015, and early application is permitted. This guidance will be effective for the Company beginning in its first quarter of fiscal 2016. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.

3 INVENTORIES

	February 1, 2015	February 2, 2014
Finished goods	$214,113	$196,292
Provision to reduce inventory to market value	(5,997)	(7,502)
	$208,116	$188,790
4 PROPERTY AND EQUIPMENT

	February 1, 2015	February 2, 2014
Land	$60,548	$67,903
Buildings	29,099	20,407
Leasehold improvements	176,677	140,748
Furniture and fixtures	55,320	41,400
Computer hardware	35,457	29,497
Computer software	84,854	70,537
Equipment and vehicles	11,908	4,108
Accumulated depreciation	(157,855)	(118,997)
	$296,008	$255,603
Included in the cost of computer software are capitalized costs of $2,620 and $1,697 at February 1, 2015 and February 2, 2014, respectively, associated with internally developed software.
Depreciation expense related to property and equipment was $57,450, $48,177 and $41,671 for the years ended February 1, 2015, February 2, 2014, and February 3, 2013, respectively.
5 GOODWILL AND INTANGIBLE ASSETS

	February 1, 2015	February 2, 2014
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,083)	(217)
	24,413	25,279
Intangibles—reacquired franchise rights	$10,150	$10,630
Accumulated amortization	(8,264)	(7,830)
Changes in foreign currency exchange rates	(136)	122
	1,750	2,922
Total goodwill and intangibles	$26,163	$28,201
Amortization expense related to intangible assets was $914, $891, and $1,329 for the years ended February 1, 2015, February 2, 2014, and February 3, 2013, respectively. The estimated aggregate future amortization expense is as follows:

Fiscal Year
2015	$747
2016	677
2017	254
2018	72
Thereafter	—
$1,750

The weighted-average remaining useful lives of the reacquired franchise rights was 1.79 years as at February 1, 2015 and 2.49 years as at February 2, 2014.
6 OTHER ACCRUED LIABILITIES

	February 1, 2015	February 2, 2014
Sales tax collected	$8,579	$8,341
Accrued rent	5,567	5,936
Other	17,843	15,318
	$31,989	$29,595
7 OTHER NON-CURRENT LIABILITIES

	February 1, 2015	February 2, 2014
Deferred lease liability	$20,837	$17,994
Tenant inducements	22,294	17,521
	$43,131	$35,515
8 LONG-TERM DEBT AND CREDIT FACILITIES
In November 2013, the Company canceled the uncommitted senior secured demand revolving credit facility with Royal Bank of Canada that it had entered into in April 2007 and entered into unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch for up to $15,000 in the aggregate to support the issuance of letters of credit and to fund the working capital requirements of the Company. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the Company. These facilities were renewed for a one year period in November 2014.
Borrowings under the credit facility can be made either as (i) U.S. Dollar Loans - U.S. Dollar Loans bear interest a rate equal to U.S. LIBOR plus 100 basis points or U.S. prime rate, at the Company's option; (ii) Letters of Credit - Borrowings drawn down under standby letters of credit issued by the banks bear a fee of 100 basis points; and (iii) CDN Dollar Loans - CDN Dollar Loans bear interest at a rate equal to the CDOR Rate plus 100 basis points or the Canadian Prime Rate, at the Company's option.
At February 1, 2015, aside from letters of credit and guarantees, there were no borrowings outstanding under these credit facilities. At February 1, 2015, letters of credit totaling $566 had been issued under these credit facilities.
9 STOCKHOLDERS' EQUITY
Authorized share capital
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
In June 2014, the Company's stockholders approved the adoption of the lululemon athletica inc. 2014 Equity Incentive Plan ("2014 Plan"). The 2014 Plan provides for awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, restricted share bonuses, restricted stock units, performance shares, performance-based restricted stock units, cash-based awards, other stock-based awards, and deferred compensation awards to employees (including officers and directors who are also employees), consultants, and directors of the Company.
The awards granted under the 2007 Equity Incentive Plan ("2007 Plan") remain outstanding and continue to vest under their original conditions. No further awards will be granted under the 2007 Plan.

The Company has granted stock options, performance-based restricted stock units, restricted stock units and restricted shares. The majority of stock options granted to date have a four-year vesting period and vest at a rate of 25% each year on the anniversary date of the grant and generally expire seven years from the date of grant. Performance-based restricted stock units issued generally vest three years from the grant date and restricted shares vest one year from the grant date. Restricted stock units granted generally have a three-year vesting period and vest at a certain percentage each year on the anniversary date of the grant. To date, 199 restricted shares have been issued to certain directors of the Company.
The Company's policy is to issue shares from treasury upon the exercise of Company options, vesting of performance-based restricted stock units or restricted stock units, and granting of restricted shares.
Stock-based compensation expense charged to income for the plans was $8,269, $10,087 and $15,637 for the years ended February 1, 2015, February 2, 2014, and February 3, 2013, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $25,720 as at February 1, 2015, which is expected to be recognized over a weighted-average period of 2.5 years, and was $17,065 as at February 2, 2014 over a weighted-average period of 2.2 years.
Employee stock purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits as defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares available under the ESPP is 6,000 shares. During the year ended February 1, 2015, there were 145 shares purchased under the ESPP in the open market.

Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of February 1, 2015, February 2, 2014, and February 3, 2013, and changes during the years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Balance at January 29, 2012	2,253	$14.77	384	$31.90	8	$46.10	—	$—
Granted	84	75.52	156	74.46	16	63.97	—	—
Exercised/vested	874	12.60	—	—	8	46.10	—	—
Forfeited	86	20.43	49	31.81	—	—	—	—
Balance at February 3, 2013	1,377	$19.51	491	$45.47	16	$63.97	—	$—
Granted	118	64.86	290	52.41	59	52.35	—	—
Exercised/vested	686	11.90	208	21.72	16	63.97	—	—
Forfeited	140	41.33	145	59.03	2	64.30	—	—
Balance at February 2, 2014	669	$30.76	428	$57.08	57	$51.99	—	$—
Granted	447	48.16	321	49.67	34	39.00	195	45.76
Exercised/vested	158	18.50	217	40.04	29	56.28	—	—
Forfeited	79	59.09	80	61.34	—	—	9	45.92
Balance at February 1, 2015	879	$39.25	452	$59.27	62	$42.86	186	$45.75
A total of 15,180 of shares of our common stock have been authorized for future issuance under our 2014 Equity Incentive Plan.
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
The fair value of the restricted shares and restricted stock units is based on the closing price of the Company's common stock on the award date.
The following table summarizes information about stock options outstanding and exercisable at February 1, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
$0.25 – $14.16	176	$7.37	2.6	176	$7.37	2.6
$14.29 – $39.56	140	25.96	2.9	132	25.27	2.8
$44.20 – $44.20	224	44.20	6.6	—	—	0.0
$45.75 – $52.59	191	52.02	5.9	13	46.97	3.6
$53.44 – $76.49	148	65.65	5.1	55	66.55	4.6
	879	$39.25	4.8	376	$23.73	3.0
Intrinsic value	$24,211			$16,220

As of February 1, 2015, the unrecognized compensation cost related to these options was $8,172, which is expected to be recognized over a weighted-average period of 3.1 years; and the total aggregate intrinsic value for stock options outstanding and exercisable was $16,220. The weighted-average grant date fair value of options granted during the years ended February 1, 2015, February 2, 2014, and February 3, 2013 was $17.69, $31.96, and $37.20, respectively.
The following table summarizes the intrinsic value of options exercised and full value awards vested during fiscal 2014, 2013, and 2012:

	Intrinsic Value of Options Exercised and Full Value Awards Vested During the Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Stock Options	$4,382	$37,591	$53,605
Performance-based restricted stock units	10,242	13,057	—
Restricted shares	1,567	1,070	474
Restricted stock units	—	—	—
	$16,191	$51,718	$54,079
The fair value of each stock option granted is estimated on date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon historical experience of similar awards, giving consideration for expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The Company began using its own historical data in fiscal 2014 to determine the assumptions; prior to fiscal 2014, the assumptions were based upon a review of a peer group of publicly traded apparel retailers. The following assumptions were used in calculating the fair value of stock options granted in fiscal 2014, 2013, and 2012:

	Stock Options Granted During the Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Expected term	4.00 years	4.06 years	4.06 years
Expected volatility	45.93%	64.65%	64.65%
Risk-free interest rate	1.04%	0.72%	0.72%
Dividend yield	—%	—%	—%
11 EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Net income attributable to lululemon athletica inc	$239,033	$279,547	$270,556
Basic weighted-average number of shares outstanding	143,935	144,913	144,000
Effect of stock options assumed exercised	363	1,130	1,806
Diluted weighted-average number of shares outstanding	144,298	146,043	145,806
Basic earnings per share	$1.66	$1.93	$1.88
Diluted earnings per share	$1.66	$1.91	$1.85

The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013, 296, 57 and 45 stock options, respectively, were anti-dilutive to earnings and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450,000. The common stock is to be repurchased in the open market at prevailing market prices, with the timing and actual number of shares to be repurchased depending upon market conditions and other factors. The repurchases will be made up until June 2016. During the fiscal year ended February 1, 2015, 3,657 shares were repurchased under the program at a total cost of $147,431. Subsequent to February 1, 2015, and up to March 23, 2015, no shares were repurchased.
12 COMMITMENTS AND CONTINGENCIES
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of February 1, 2015, the lease terms of the various leases are from two to 10 years. A substantial number of the Company's leases include renewal options and certain of the Company's leases include rent escalation clauses, rent holidays and leasehold rental incentives. Certain of the Company's leases for store premises also include contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitment in respect of corporate-owned stores that have not yet opened but for which lease agreements have been executed.

	Payments Due by Fiscal Year
	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases (minimum rent)	$395,483	$82,282	$81,697	$72,660	$57,190	$43,625	$58,029
Rent expense for the years ended February 1, 2015, February 2, 2014, and February 3, 2013 was $105,989, $95,574, and $82,428, respectively, under operating lease agreements, consisting of minimum rental expense of $68,598, $61,552, and $54,050, respectively, and contingent rental amounts of $37,391, $34,022, and $28,378, respectively.
On January 11, 2015, the Company entered into a license and supply agreement with a license to a partner in the Middle East which grants it the right to operate lululemon athletica branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman and Bahrain for an initial term of five years. Under this arrangement the Company will be supplying the partner with lululemon products, training and other support. As at February 1, 2015 there were no franchised retail locations in operation.
In addition to the legal matters described below, the Company is, from time to time, involved in routine legal matters incidental to the conduct of its business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, slip and fall/personal injury claims, product liability claims, and similar matters. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on its continued financial position, results of operations or cash flows.
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
On August 12, 2013 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day, et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). Plaintiffs allege that they are acting on behalf of the Company and name as defendants current and former directors and certain officers of the Company. On January 17, 2014, plaintiffs filed an amended complaint, operative in both actions. In that amended complaint, plaintiffs challenge certain public disclosures and conduct relating to the March 2013 sheer Luon issue, the June 2013 announcement regarding the resignation of the Company's former CEO, Christine Day, and certain stock trades executed by Mr. Wilson and Ms. Day in the months leading up to that announcement. Plaintiffs allege violations of Section 14(a) of the Securities Exchange Act and breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement. On April 9, 2014, the Court dismissed all of plaintiffs' claims due to plaintiffs' failure to make a pre-suit demand. On May 9, 2014, plaintiff in the Canty action filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Court of Appeals has scheduled an oral argument on the appeal on March 27, 2015. The Company believes there is no merit to the appeal.
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of the Company (collectively, "Defendants"). On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, 2013, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the "Complaint"). In its Complaint, Lead Plaintiff asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by the Company relating to lululemon's product quality and the March 2013 sheer Luon issue. On January 15, 2014, Lead Plaintiff filed a consolidated amended class action complaint (the "Amended Complaint") on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through January 10, 2014. In its Amended Complaint, Lead Plaintiff added new claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain of lululemon's public disclosures related to the Company's ongoing quality control improvements and the impact of those improvements on the Company's financial results. On April 18, 2014, the Court dismissed all of Lead Plaintiff's claims for failure to state a claim. Lead Plaintiff filed a notice of appeal of this decision and filed its appeal brief on August 1, 2014. The Company filed a reply on October 23, 2014, Lead Plaintiff filed a further reply on November 6, 2014, and a hearing has been scheduled for May 8, 2015. The Company believes there is no merit to the appeal.
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

13 RELATED PARTY BALANCES AND TRANSACTIONS
The Company entered into the following transactions with related parties, all of which were approved by the Company's Audit Committee in accordance with the Company’s related party transaction policy:

	February 1, 2015	February 2, 2014	February 3, 2013
Payments to related parties
Occupancy costs for one corporate-owned store	$140	$150	$151
Consulting fees	$289	$409	$295
The Company's founder, who was member of the Company's board of directors up until February 2, 2015, owns a retail space that the Company leases for one of its corporate-owned stores. Consulting fees were paid to a relative of the Company's founder.
14 SUPPLEMENTAL CASH FLOW INFORMATION

	February 1, 2015	February 2, 2014	February 3, 2013
Cash paid for income taxes	$146,376	$155,394	$71,342
Interest paid	$14	$117	$206
15 INCOME TAXES
The Company files income tax returns in the U.S., Canada and various foreign, state and provincial jurisdictions. The 2011 to 2013 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2010 tax year is still open for certain state tax authorities. The 2007 to 2013 tax years remain subject to examination by Canadian tax authorities. The 2008 to 2013 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company's policy is to recognize interest expense and penalties related to income tax matters as part of other income (expense), net. At February 1, 2015, the Company does not have any significant accruals for interest related to unrecognized tax benefits or tax penalties.
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
The provision for income taxes consists of the following:

	February 1, 2015	February 2, 2014	February 3, 2013
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Non-deductible compensation expense	0.3	0.5	0.8
U.S. state taxes	1.2	1.2	1.2
Foreign tax rate differential	(6.8)	(7.1)	(7.7)
Tax on repatriated foreign earnings	8.8	—	—
Permanent and other	(0.9)	—	(0.5)
Provision for income taxes	37.6%	29.6%	28.8%
The provision for income taxes in fiscal 2014 includes a tax expense of $33.7 million to provide for U.S. income and applicable foreign withholding taxes on dividends of $473.7 million which were distributed during fiscal 2014 by foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at February 1, 2015 and February 2, 2014 are presented below:

	February 1, 2015	February 2, 2014
Deferred income tax asset
Net operating loss carryforward	$8,803	$5,097
Foreign tax credits	—	4,585
Property and equipment	(15,850)	(12,447)
Deferred lease liability	6,977	6,284
Stock-based compensation	4,662	3,758
Inventory	3,058	4,681
Tenant inducements	6,965	5,841
Other	1,403	501
	16,018	18,300
Deferred income tax liability
Property and equipment	(5,027)	(5,122)
Other	1,394	1,145
	(3,633)	(3,977)
Net deferred income tax asset	$12,385	$14,323
The Company's current and deferred taxes from federal, state and foreign sources were as follows:

	February 1, 2015	February 2, 2014	February 3, 2013
Income before provision for income taxes
Domestic	$94,234	$81,688	$63,426
Foreign	288,901	315,438	317,970
Income before provision for income taxes	383,135	397,126	381,396
Current taxes
Federal	$54,172	$27,818	$22,598
State	8,203	4,017	3,795
Foreign	80,461	84,924	90,017
Total current	142,836	116,759	116,410
Deferred taxes
Federal	$7,763	$266	$(5,667)
State	77	38	(786)
Foreign	(6,574)	516	8
Total deferred	1,266	820	(6,445)
Provision for income taxes	$144,102	$117,579	$109,965
U.S. income and foreign withholding taxes have not been provided on approximately $471,322 of cumulative undistributed earnings of foreign subsidiaries at February 1, 2015. The Company intends to reinvest these earnings for the foreseeable future. U.S. income taxes of approximately $44,148 would be incurred if these earnings were distributed.

16 SEGMENTED FINANCIAL INFORMATION
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of corporate-owned stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites. Outlet sales, showroom sales, sales to wholesale accounts, warehouse sales, and sales from temporary locations have been combined into the other segment. The Company has reviewed the classification of its expenses amongst its reportable segments and has updated the classification of some of these expenses. Accordingly, all prior year comparable information has been reclassified to conform to the current year classification. Information for these segments is detailed in the table below:

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Net revenue
Corporate-owned stores	$1,348,225	$1,228,999	$1,090,181
Direct to consumer	321,180	263,083	197,255
Other	127,808	99,106	82,922
	$1,797,213	$1,591,188	$1,370,358
Income from operations before general corporate expense
Corporate-owned stores	$356,589	$372,267	$373,607
Direct to consumer	132,877	109,999	85,128
Other	9,499	13,994	19,787
	498,965	496,260	478,522
General corporate expense	122,932	104,902	102,083
Income from operations	376,033	391,358	376,439
Other income (expense), net	7,102	5,768	4,957
Income before provision for income taxes	$383,135	$397,126	$381,396

Capital expenditures
Corporate-owned stores	$76,894	$60,233	$64,863
Direct to consumer	9,952	5,953	4,881
Corporate	32,887	40,222	23,485
	$119,733	$106,408	$93,229
Depreciation and amortization
Corporate-owned stores	$37,951	$31,349	$28,874
Direct to consumer	6,299	4,599	3,393
Corporate	14,114	13,120	10,733
	$58,364	$49,068	$43,000
Intercompany amounts are excluded from the above table as they are not included in the materials reviewed by the Chief Operating Decision Maker.
The Company operates in five geographic areas—Canada, the United States, Australia and New Zealand, Europe, and Asia. Net revenue from these regions for the years ended February 1, 2015, February 2, 2014, and February 3, 2013 was as follows:

	February 1, 2015	February 2, 2014	February 3, 2013
United States	$1,257,351	$1,052,148	$839,908
Canada	434,328	454,209	461,586
Outside of North America	105,534	84,831	68,864
	$1,797,213	$1,591,188	$1,370,358

Long-lived assets by geographic area for the years ended February 1, 2015 and February 2, 2014 were as follows:

	February 1, 2015	February 2, 2014
United States	$133,222	$97,288
Canada	144,689	145,416
Outside of North America	18,097	12,899
	$296,008	$255,603
The Company's intangible assets and goodwill relate to the reporting segment consisting of corporate-owned stores.
17 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables present the Company's unaudited quarterly results of operations and comprehensive income for each of the eight fiscal quarters in the periods ended February 1, 2015 and February 2, 2014. The following tables should be read in conjunction with the Company's audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The Company has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of the Company's management, are necessary to fairly present its operating results for the quarters presented. The Company's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2014				Fiscal 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited; Amounts in thousands, except per share amounts)
Consolidated statements of operations and comprehensive income:
Net revenue	$602,491	$419,396	$390,708	$384,618	$520,993	$379,900	$344,513	$345,782
Cost of goods sold	292,450	208,308	193,401	188,874	242,203	175,294	158,558	175,057
Gross profit	310,041	211,088	197,307	195,744	278,790	204,606	185,955	170,725
Selling, general and administrative expenses	152,853	129,932	129,419	125,943	124,643	112,270	106,969	104,836
Income from operations	157,188	81,156	67,888	69,801	154,147	92,336	78,986	65,889
Other income (expense), net	1,755	1,814	1,890	1,643	1,519	1,453	1,295	1,501
Income before provision for income taxes	158,943	82,970	69,778	71,444	155,666	93,789	80,281	67,390
Provision for income taxes	48,090	22,519	21,030	52,463	45,974	27,678	23,816	20,111
Net income	$110,853	$60,451	$48,748	$18,981	$109,692	$66,111	$56,465	$47,279

Other comprehensive (loss) income:
Foreign currency translation adjustment	(92,137)	(29,256)	3,664	12,390	(53,657)	(9,153)	(21,901)	(4,447)
Comprehensive income	$18,716	$31,195	$52,412	$31,371	$56,035	$56,958	$34,564	$42,832

Basic earnings per share	$0.78	$0.42	$0.34	$0.13	$0.75	$0.46	$0.39	$0.33
Diluted earnings per share	$0.78	$0.42	$0.33	$0.13	$0.75	$0.45	$0.39	$0.32
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
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of February 1, 2015. The effectiveness of our internal control over financial reporting as of February 1, 2015 has been audited by PricewaterhouseCoopers LLP our independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended February 1, 2015, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers" and "Corporate Governance."
We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on our website, www.lululemon.com, and can be obtained by writing to Investor Relations, lululemon athletica inc., 1818 Cornwall Avenue, Vancouver, British Columbia, Canada V6J 1C7 or by sending an email to investors@lululemon.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. Any amendments, other than technical, administrative or other non-substantive amendments, to our Code of Business Conduct and Ethics or waivers from the provisions of the Code of Business Conduct and Ethics for our principal executive officer and our principal financial and accounting officer will be disclosed on our website within four business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2015 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2015 Proxy Statement under the caption "Principal Stockholders and Stock Ownership by Management."
Equity Compensation Plan Information (as of February 1, 2015)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	1,516,818	$39.25	20,458,987
Equity compensation plans not approved by stockholders	—	—	—
Total	1,516,818	$39.25	20,458,987
__________

(1)
This amount represents the following: (a) 879,282 shares subject to outstanding options, (b) 451,503 shares subject to outstanding performance-based restricted stock units, and (c) 186,033 shares subject to outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units are all under our 2014 Equity Incentive Plan. Restricted shares outstanding under our 2014 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.

(2)
The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.

(3)
This includes (a) 15,180,132 shares of our common stock available for future issuance pursuant to our 2014 Equity Incentive Plan and (b) 5,278,855 shares of our common stock available for future issuance pursuant to our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2014 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2014 Equity Incentive Plan and shares that are withheld in satisfaction of tax withholding obligations for full value awards are also again available for issuance. No further awards may be issued under the predecessor plan, our 2007 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2015 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2015 Proxy Statement under the caption "Fees for Professional Services."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this report:
1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2. Financial Statement Schedule.
Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Shrink Provision on Finished Goods
For the year ended February 3, 2013	$(1,126)	$(2,823)	$2,949	$(1,000)
For the year ended February 2, 2014	(1,000)	(3,462)	3,364	(1,098)
For the year ended February 1, 2015	(1,098)	(3,564)	3,338	(1,324)
Slow Moving and Obsolescence Provision on Finished Goods and Raw Materials
For the year ended February 3, 2013	$(1,086)	$(6,901)	$2,737	$(5,250)
For the year ended February 2, 2014	(5,250)	(22,449)	22,206	(5,493)
For the year ended February 1, 2015	(5,493)	(2,566)	4,454	(3,605)
Damage Provision on Finished Goods
For the year ended February 3, 2013	$(283)	$(3,727)	$3,491	$(519)
For the year ended February 2, 2014	(519)	(6,327)	5,935	(911)
For the year ended February 1, 2015	(911)	(8,064)	7,907	(1,068)
Sales Allowances
For the year ended February 3, 2013	$914	$914	$—	$1,828
For the year ended February 2, 2014	1,828	(173)	—	1,655
For the year ended February 1, 2015	1,655	672	—	2,327
Valuation Allowance on Deferred Income Taxes
For the year ended February 3, 2013	$(91)	$—	$—	$(91)
For the year ended February 2, 2014	(91)	—	—	(91)
For the year ended February 1, 2015	(91)	—	—	(91)

3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Fourth Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	9/11/2014

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (standard)		8-K	10.1	001-33608	12/11/2014

10.3*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.4*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		8-K	10.2	001-33608	12/11/2014

10.5*	Form of Non-Qualified Stock Option Agreement (for international employees)		8-K	10.3	001-33608	12/11/2014

10.6*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (standard)		8-K	10.4	001-33608	12/11/2014

10.7*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		8-K	10.5	001-33608	12/11/2014

10.8*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (for international employees)		8-K	10.6	001-33608	12/11/2014

10.9*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (standard)		8-K	10.7	001-33608	12/11/2014

10.10*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)	X

10.11*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (for international employees)		8-K	10.8	001-33608	12/11/2014

10.12*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, standard)		8-K	10.9	001-33608	12/11/2014

10.13*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, with clawback provision)		8-K	10.10	001-33608	12/11/2014

10.14*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, for international employees)		8-K	10.11	001-33608	12/11/2014

10.15*	Form of Restricted Stock Award Agreement		8-K	10.12	001-33608	12/11/2014

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.16*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.17	Amended and Restated Registration Rights Agreement dated December 12, 2012 between lululemon athletica inc. and the parties named therein		8-K	10.14	001-33608	12/18/2012

10.18	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.19	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.20	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.21	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.22	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.23	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.24*	Outside Director Compensation Plan	X

10.25*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.26*	Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	3/19/2013

10.27*	Executive Employment Agreement, dated effective as of December 1, 2013 between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	12/11/2013

10.28*	Amended Executive Employment Agreement, effective as of October 29, 2012 between lululemon athletica canada inc. and John E. Currie		10-K	10.20	001-33608	3/21/2013

10.29*	Executive Employment Agreement with Stuart C. Haselden, dated effective as of January 2, 2015		8-K	10.1	001-33608	1/7/2015

10.30*	Executive Employment Agreement, effective as of October 15, 2013 between lululemon athletica inc. and Tara Poseley		10-Q	10.1	001-33608	12/12/2013

10.31*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer		10-K	10.23	001-33608	3/25/2010

10.32*	Executive Employment Agreement, effective as of November 24, 2014 between lululemon athletica inc. and Scott (Duke) Stump		10-Q	10.13	001-33608	12/11/2014

21.1	Subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's 10-K for the fiscal year ended February 1, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
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
Laurent Potdevin
Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laurent Potdevin and Stuart C. Haselden and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LAURENT POTDEVIN	Director and Chief Executive Officer	March 25, 2015
Laurent Potdevin	(Principal Executive Officer)

/s/ STUART C. HASELDEN	Chief Financial Officer (Principal	March 25, 2015
Stuart C. Haselden	Financial and Accounting Officer)

/s/ MICHAEL CASEY	Director, Co-Chairman of the Board	March 25, 2015
Michael Casey

/s/ DAVID M. MUSSAFER	Director, Co-Chairman of the Board	March 25, 2015
David M. Mussafer

Director
Robert Bensoussan

/s/ STEVEN J. COLLINS	Director	March 25, 2015
Steven J. Collins

/s/ ROANN COSTIN	Director	March 25, 2015
RoAnn Costin

/s/ WILLIAM H. GLENN	Director	March 25, 2015
William H. Glenn

/s/ MARTHA A.M. MORFITT	Director	March 25, 2015
Martha A.M. Morfitt

/s/ RHODA M. PITCHER	Director	March 25, 2015
Rhoda M. Pitcher

/s/ THOMAS G. STEMBERG	Director	March 25, 2015
Thomas G. Stemberg

/s/ EMILY WHITE	Director	March 25, 2015
Emily White

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Fourth Amended and Restated Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	9/11/2014

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (standard)		8-K	10.1	001-33608	12/11/2014

10.3*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.4*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		8-K	10.2	001-33608	12/11/2014

10.5*	Form of Non-Qualified Stock Option Agreement (for international employees)		8-K	10.3	001-33608	12/11/2014

10.6*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (standard)		8-K	10.4	001-33608	12/11/2014

10.7*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		8-K	10.5	001-33608	12/11/2014

10.8*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (for international employees)		8-K	10.6	001-33608	12/11/2014

10.9*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (standard)		8-K	10.7	001-33608	12/11/2014

10.10*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)	X

10.11*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (for international employees)		8-K	10.8	001-33608	12/11/2014

10.12*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, standard)		8-K	10.9	001-33608	12/11/2014

10.13*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, with clawback provision)		8-K	10.10	001-33608	12/11/2014

10.14*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, for international employees)		8-K	10.11	001-33608	12/11/2014

10.15*	Form of Restricted Stock Award Agreement		8-K	10.12	001-33608	12/11/2014

10.16*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.17	Amended and Restated Registration Rights Agreement dated December 12, 2012 between lululemon athletica inc. and the parties named therein		8-K	10.14	001-33608	12/18/2012

10.18	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.19	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.20	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.21	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.22	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007
10.23	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.24*	Outside Director Compensation Plan	X

10.25*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.26*	Executive Bonus Plan of lululemon athletica inc.		8-K	10.1	001-33608	3/19/2013

10.27*	Executive Employment Agreement, dated effective as of December 1, 2013 between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	12/11/2013

10.28*	Amended Executive Employment Agreement, effective as of October 29, 2012 between lululemon athletica canada inc. and John E. Currie		10-K	10.20	001-33608	3/21/2013

10.29*	Executive Employment Agreement with Stuart C. Haselden, dated effective as of January 2, 2015		8-K	10.1	001-33608	1/7/2015

10.30*	Executive Employment Agreement, effective as of October 15, 2013 between lululemon athletica inc. and Tara Poseley		10-Q	10.1	001-33608	12/12/2013

10.31*	Executive Employment Agreement, effective as of March 24, 2010 between lululemon athletica canada inc. and Delaney Schweitzer		10-K	10.23	001-33608	3/25/2010

10.32*	Executive Employment Agreement, effective as of November 24, 2014 between lululemon athletica inc. and Scott (Duke) Stump		10-Q	10.13	001-33608	12/11/2014

21.1	Subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's 10-K for the fiscal year ended February 1, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.