Form 10-Q
period 2015-05-03
lululemon athletica inc.
filed 2015-06-09
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At June 4, 2015, there were 131,612,198 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At June 4, 2015, there were outstanding 9,832,541 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at June 4, 2015, the registrant had outstanding 9,832,541 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	May 3, 2015	February 1, 2015
ASSETS
Current assets
Cash and cash equivalents	$655,881	$664,479
Accounts receivable	13,287	13,746
Inventories	236,499	208,116
Prepaid expenses and other current assets	67,125	64,671
	972,792	951,012
Property and equipment, net	314,336	296,008
Goodwill and intangible assets, net	26,276	26,163
Deferred income tax assets	16,294	16,018
Other non-current assets	8,018	7,012
	$1,337,716	$1,296,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,318	$9,339
Accrued inventory liabilities	39,008	22,296
Accrued compensation and related expenses	27,550	29,932
Income taxes payable	1,277	20,073
Unredeemed gift card liability	39,226	46,252
Other accrued liabilities	31,103	31,989
	143,482	159,881
Deferred income tax liabilities	3,800	3,633
Other non-current liabilities	45,423	43,131
	192,705	206,645
Stockholders' equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 9,833 and 9,833	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 9,833 and 9,833	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 131,978 and 132,112	660	661
Additional paid-in capital	245,136	241,695
Retained earnings	1,050,016	1,020,619
Accumulated other comprehensive loss	(150,801)	(173,407)
	1,145,011	1,089,568
	$1,337,716	$1,296,213
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Net revenue	$423,544	$384,618
Cost of goods sold	217,667	188,874
Gross profit	205,877	195,744
Selling, general and administrative expenses	137,841	125,943
Income from operations	68,036	69,801
Other income, net	529	1,643
Income before provision for income taxes	68,565	71,444
Provision for income taxes	20,755	52,463
Net income	$47,810	$18,981

Other comprehensive income:
Foreign currency translation adjustment	22,606	12,390
Comprehensive income	$70,416	$31,371

Basic earnings per share	$0.34	$0.13
Diluted earnings per share	$0.34	$0.13
Basic weighted-average number of shares outstanding	141,967	145,383
Diluted weighted-average number of shares outstanding	142,337	145,861
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance at February 1, 2015	9,833	$—	9,833	$—	132,112	$661	$241,695	$1,020,619	$(173,407)	$1,089,568
Net income								47,810		47,810
Foreign currency translation adjustment									22,606	22,606
Stock-based compensation expense							2,068			2,068
Excess tax benefit from stock-based compensation							209			209
Common stock issued upon settlement of stock-based compensation					168	1	2,801			2,802
Shares withheld related to net share settlement of stock-based compensation					(19)	—	(1,237)			(1,237)
Repurchase of common stock					(283)	(2)	(400)	(18,413)		(18,815)
Balance at May 3, 2015	9,833	$—	9,833	$—	131,978	$660	$245,136	$1,050,016	$(150,801)	$1,145,011
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Cash flows from operating activities
Net income	$47,810	$18,981
Items not affecting cash
Depreciation and amortization	16,096	12,460
Stock-based compensation expense	2,068	1,977
Deferred income taxes	—	30,946
Excess tax benefits from stock-based compensation	(209)	—
Other, including net changes in other non-cash balances
Prepaid tax installments	2,182	5,900
Other prepaid expenses and other current assets	(3,917)	(53)
Inventories	(25,797)	9,207
Accounts payable	(4,092)	(5,805)
Accrued inventory liabilities	16,001	1,531
Other accrued liabilities	(1,191)	(139)
Income taxes payable	(19,428)	(236)
Accrued compensation and related expenses	(2,853)	3,815
Other non-cash balances	(5,730)	(7,609)
Net cash provided by operating activities	20,940	70,975
Cash flows from investing activities
Purchase of property and equipment	(27,936)	(25,447)
Net cash used in investing activities	(27,936)	(25,447)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	2,802	1,575
Excess tax benefits from stock-based compensation	209	—
Taxes paid related to net share settlement of equity awards	(1,237)	(3,224)
Repurchase of common stock	(18,815)	—
Net cash used in financing activities	(17,041)	(1,649)
Effect of exchange rate changes on cash and cash equivalents	15,439	9,437
(Decrease) increase in cash and cash equivalents	(8,598)	53,316
Cash and cash equivalents, beginning of period	$664,479	$698,649
Cash and cash equivalents, end of period	$655,881	$751,965
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, showrooms, a network of wholesale accounts, outlets and warehouse sales. The Company operates stores in the United States, Canada, Australia, New Zealand, the United Kingdom, and Singapore where 223, 59, 26, five, two, and one company-operated store(s), respectively, were in operation as of May 3, 2015. There were a total of 316 and 302 company-operated stores in operation as of May 3, 2015 and February 1, 2015, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of May 3, 2015 and for the thirteen weeks ended May 3, 2015 and May 4, 2014 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 1, 2015 is derived from the Company's audited consolidated financial statements and notes for the fiscal year ended February 1, 2015, included in Item 8 in the fiscal 2014 Annual Report on Form 10-K filed with the SEC on March 26, 2015. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's 2014 Annual Report on Form 10-K.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2015 will end on January 31, 2016 and will be a 52 week year.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. This guidance will be effective for the Company beginning in its first quarter of fiscal 2017. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements. In April 2015, the FASB issued an exposure draft deferring the effective date for public companies to years, and interim periods within those years, beginning after December 15, 2017, with early application permitted.
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

In April 2015, the FASB amended ASC Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software ("ASC 350-40") to provide guidance to customers about whether a cloud computing arrangement includes a software license. This guidance requires that if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2015, and early application is permitted. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.
NOTE 3. STOCK-BASED COMPENSATION
Stock-based compensation plans
The Company's employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $2,068 and $1,977 for the thirteen weeks ended May 3, 2015 and May 4, 2014, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $39,276 at May 3, 2015, which is expected to be recognized over a weighted-average period of 2.7 years.
Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of May 3, 2015 and changes during the thirteen week period then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Balance at February 1, 2015	879	$39.25	452	$59.27	62	$42.86	186	$45.75
Granted	151	64.83	133	64.83	—	—	167	64.85
Exercised/vested	128	21.83	40	68.45	—	—	4	52.59
Forfeited	58	53.09	84	65.96	4	38.25	11	50.23
Balance at May 3, 2015	844	$45.53	461	$58.87	58	$43.12	338	$54.97
Exercisable at May 3, 2015	303	$29.85
The fair value of each stock option granted is estimated on date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon historical experience of similar awards, giving consideration for expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following assumptions were used in calculating the fair value of stock options granted in fiscal 2015:

Stock Options Granted During Fiscal 2015
Expected term	4.0 years
Expected volatility	42.73%
Risk-free interest rate	0.98%
Dividend yield	—%
The Company's performance-based restricted stock units are awarded to eligible employees and entitle the grantee to receive a maximum of two shares of common stock per performance-based restricted stock unit if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of performance-based restricted stock units is based on the closing price of the Company's common stock on the award date. Expense for performance-based restricted stock units is recognized when it is probable that the performance goal will be achieved.

The fair value of the restricted shares and restricted stock units is based on the closing price of the Company's common stock on the award date.
Employee stock purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits as defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended May 3, 2015, there were 22 shares purchased under the ESPP in the open market.
NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Net income	$47,810	$18,981
Basic weighted-average number of shares outstanding	141,967	145,383
Effect of stock options assumed exercised	370	478
Diluted weighted-average number of shares outstanding	142,337	145,861
Basic earnings per share	$0.34	$0.13
Diluted earnings per share	$0.34	$0.13
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirteen weeks ended May 3, 2015 and May 4, 2014, 94 and 264 stock options, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450,000. The common stock is to be repurchased in the open market at prevailing market prices, with the timing and actual number of shares to be repurchased depending upon market conditions and other factors. The repurchases will be made up until June 2016. During the thirteen weeks ended May 3, 2015, 283 shares were repurchased under the program at a total cost of $18,815. Subsequent to May 3, 2015, and up to June 4, 2015, 368 shares were repurchased at a total cost of $23,273.

NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain balance sheet accounts is as follows:

	May 3, 2015	February 1, 2015
Inventories:
Finished goods	$242,777	$214,113
Provision to reduce inventory to market value	(6,278)	(5,997)
	$236,499	$208,116
Prepaid expenses and other current assets:
Prepaid tax installments	$38,574	$40,547
Prepaid expenses	28,551	24,124
	$67,125	$64,671
Property and equipment:
Land	$62,799	$60,548
Buildings	30,454	29,099
Leasehold improvements	191,301	176,677
Furniture and fixtures	59,915	55,320
Computer hardware	37,927	35,457
Computer software	94,975	84,854
Equipment and vehicles	12,103	11,908
Accumulated depreciation	(175,138)	(157,855)
	$314,336	$296,008
Goodwill and intangible assets:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(824)	(1,083)
	24,672	24,413
Intangibles—reacquired franchise rights	10,150	10,150
Accumulated amortization	(8,468)	(8,264)
Changes in foreign currency exchange rates	(78)	(136)
	1,604	1,750
	$26,276	$26,163
Other accrued liabilities:
Sales tax collected	$9,505	$8,579
Accrued rent	4,434	5,567
Other	17,164	17,843
	$31,103	$31,989
Other non-current liabilities:
Deferred lease liability	$21,237	$20,837
Tenant inducements	24,186	22,294
	$45,423	$43,131
NOTE 6. LEGAL PROCEEDINGS
In addition to the legal matters described below, the Company is, from time to time, involved in routine legal matters incidental to the conduct of its business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, and similar matters. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on its continued financial position, results of operations or cash flows.

On October 25, 2013, plaintiff Laborers' District Council Industry Pension Fund filed a books-and-records action in the Delaware Court of Chancery entitled Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to the Company on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue, the Company's announcement that its then CEO, Christine Day, intended to resign, and certain stock trades executed by the then-Chairman of the Company's board of directors, Mr. Wilson, prior to the Company's announcement regarding its former CEO, Christine Day. On April 2, 2014, the Court rejected the majority of books and records sought by the plaintiff and ordered the Company to produce a narrow category of documents relating to one trade made by the Company's former Chairman. On June 11, 2014, the Court consolidated this action with the action captioned Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.), which is described below. On June 13, 2014, Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents. On April 30, 2015 the Court denied the plaintiff's motion in part.
On August 12, 2013 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day, et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). Plaintiffs allege that they are acting on behalf of the Company and name as defendants current and former directors and certain officers of the Company challenging certain public disclosures and conduct relating to the March 2013 sheer Luon issue, the June 2013 announcement regarding the resignation of the Company's former CEO, Christine Day, and certain stock trades executed by Mr. Wilson and Ms. Day in the months leading up to that announcement. On April 9, 2014, the Court dismissed all of the plaintiffs' claims due to the plaintiffs' failure to make a pre-suit demand. The plaintiff in the Canty action appealed this decision to the United States Court of Appeals for the Second Circuit. On April 3, 2015 the Court of Appeals dismissed the plaintiff's appeal.
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of the Company (collectively, "Defendants"). On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, 2013, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the "Complaint"). In its Complaint, Lead Plaintiff asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by the Company relating to lululemon's product quality and the March 2013 sheer Luon issue. On January 15, 2014, Lead Plaintiff filed a consolidated amended class action complaint (the "Amended Complaint") on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through January 10, 2014. In its Amended Complaint, Lead Plaintiff added new claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain of lululemon's public disclosures related to the Company's ongoing quality control improvements and the impact of those improvements on the Company's financial results. On April 18, 2014, the Court dismissed all of Lead Plaintiff's claims for failure to state a claim. Lead Plaintiff appealed this decision and on May 15, 2015, the Court of Appeals dismissed the plaintiff's appeal.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund filed a books-and-records action in the Delaware Court of Chancery entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to the Company on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue and revisions to the Company's executive bonus plan. On June 14, 2013, the plaintiff sent a supplemental demand letter that requested additional records from the Company relating to the Company's announcement that Christine Day intended to resign as the Company's CEO, and certain stock trades executed by the Company's then-Chairman, Mr. Wilson, prior to the Company's announcement regarding Ms. Day. On April 2, 2014, the Court rejected the majority of books and records sought by the plaintiff and ordered the Company to produce a narrow category of documents relating to one trade made by the Company's former Chairman. On June 11, 2014 the Court consolidated this action with the action captioned Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) which is described above. On June 13, 2014 Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents. On April 30, 2015 the Court denied the plaintiff's motion in part.

NOTE 7. SEGMENT REPORTING
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites. Outlet sales, showroom sales, sales to wholesale accounts, warehouse sales, and sales from temporary locations have been combined into other. Information for these segments is detailed in the table below:

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Net revenue:
Company-operated stores	$314,094	$288,101
Direct to consumer	83,636	65,974
Other	25,814	30,543
	$423,544	$384,618
Income from operations before general corporate expense:
Company-operated stores	$69,223	$75,697
Direct to consumer	34,871	27,117
Other	981	3,276
	105,075	106,090
General corporate expense	37,039	36,289
Income from operations	68,036	69,801
Other income, net	529	1,643
Income before provision for income taxes	$68,565	$71,444

Capital expenditures:
Company-operated stores	$16,844	$15,867
Direct to consumer	453	1,112
Corporate	10,639	8,468
	$27,936	$25,447
Depreciation and amortization:
Company-operated stores	$11,277	$8,396
Direct to consumer	1,536	1,006
Corporate	3,283	3,058
	$16,096	$12,460

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
This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K.
We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.lululemon.com/), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls, and webcasts.
Overview
lululemon is a designer, distributor, and retailer of technical athletic apparel. Since our inception, we have developed a distinctive corporate culture with a mission to produce products which create transformational experiences for people to live happy, healthy, fun lives. We promote a set of core values in our business which include, developing the highest quality products, operating with integrity, leading a balanced and fun life, and nurturing entrepreneurial spirit. These core values attract passionate and motivated employees who are driven to succeed and share our purpose of "elevating the world from mediocrity to greatness."
Our healthy lifestyle inspired athletic apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories for women, men and female youth. Our apparel assortment includes items such as pants, shorts, tops and jackets designed for healthy lifestyle and athletic activities such as yoga, running, other sweaty pursuits, and dance-inspired apparel for female youth.
Financial Highlights

•
Our net revenue increased from $384.6 million in the first quarter of fiscal 2014 to $423.5 million in the first quarter of fiscal 2015, representing a growth rate of 10%. This increase resulted primarily from the addition of 53 net new company-operated stores and increased direct to consumer net revenue.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 2% in the first quarter of fiscal 2015, and increased by 6% on a constant dollar basis.

•
Our direct to consumer segment is an increasingly substantial part of our growth strategy, and represented 19.7% of our net revenue in the first quarter of fiscal 2015 compared to 17.2% in the first quarter of fiscal 2014. Direct to consumer net revenue increased 31% on a constant dollar basis primarily as the result of increased traffic on our e-commerce websites.

•
Company-operated stores accounted for 74.2% of net revenue in the first quarter of fiscal 2015 compared to 74.9% of net revenue in the first quarter of fiscal 2014. Comparable store sales decreased by 1% on a constant dollar basis for the first quarter of fiscal 2015 primarily as a result of product delays due to the West Coast Port congestion that resulted in late Spring deliveries which reduced sales conversion rates and reduced the number of units purchased per transaction.

•
Gross profit for the first quarter of fiscal 2015 increased by 5% to $205.9 million, from $195.7 million in the first quarter of fiscal 2014. As a percentage of net revenue, gross profit decreased to 48.6% compared to 50.9% in the first quarter of fiscal 2014. The decrease in the gross margin percentage was primarily due to increased occupancy and depreciation costs, increased air freight costs, and an unfavorable impact of foreign exchange rates on product margin.

•
Income from operations for the first quarter of fiscal 2015 decreased by 3% to $68.0 million, from $69.8 million in the first quarter of fiscal 2014. As a percentage of net revenue, income from operations decreased to 16.1% compared to 18.2% of net revenue in the first quarter of fiscal 2014. The decrease in income from operations was primarily the result of increased selling, general and administrative costs, partially offset by increased gross profit.

•
Provision for income taxes for the first quarter of fiscal 2015 decreased by 60% to $20.8 million, from $52.5 million in the first quarter of fiscal 2014. The first quarter of fiscal 2014 included a tax expense of $30.9 million related to the repatriation of foreign earnings to fund the share buyback program. The effective tax rate was 30.3% in the first quarter of fiscal 2015 compared to 30.1% in the first quarter of fiscal 2014, excluding the $30.9 million tax expense on the repatriation of foreign earnings.

•
Diluted earnings per share for the first quarter of fiscal 2015 were $0.34 compared to $0.13 in the first quarter of fiscal 2014. Excluding the tax expense of $30.9 million on the repatriated foreign earnings, diluted earnings per share were $0.34 for the first quarter of fiscal 2014.

Refer to the non-GAAP reconciliation tables contained in the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for reconciliations of constant dollar total comparable sales, constant dollar comparable store sales, constant dollar changes in direct to consumer net revenue, the tax rate excluding the tax expense on the repatriation of foreign earnings, and diluted earnings per share excluding the tax expense on the repatriation of foreign earnings to measures calculated in accordance with United States generally accepted accounting principles ("GAAP").

Results of Operations
Thirteen Week Results
The following table summarizes key components of our results of operations for the thirteen weeks ended May 3, 2015 and May 4, 2014. The operating results are expressed in dollar amounts. The percentages are presented as a percentage of net revenue.

	Thirteen Weeks Ended May 3, 2015 and May 4, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Net revenue	$423,544	$384,618	100.0%	100.0%
Cost of goods sold	217,667	188,874	51.4	49.1
Gross profit	205,877	195,744	48.6	50.9
Selling, general and administrative expenses	137,841	125,943	32.5	32.7
Income from operations	68,036	69,801	16.1	18.2
Other income, net	529	1,643	0.1	0.4
Income before provision for income taxes	68,565	71,444	16.2	18.6
Provision for income taxes	20,755	52,463	4.9	13.7
Net income	$47,810	$18,981	11.3%	4.9%
Net Revenue
Net revenue increased $38.9 million, or 10%, to $423.5 million for the first quarter of fiscal 2015 from $384.6 million for the first quarter of fiscal 2014. Assuming the average exchange rates for the first quarter of fiscal 2015 remained constant with the average exchange rates for the first quarter of fiscal 2014, our net revenue would have increased $54.1 million, or 14%.
The net revenue increase was driven primarily by sales from new stores opened and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer, increased 2% in the first quarter of fiscal 2015. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased 6%.
Our net revenue on a segment basis for the thirteen weeks ended May 3, 2015 and May 4, 2014 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Thirteen Weeks Ended May 3, 2015 and May 4, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$314,094	$288,101	74.2%	74.9%
Direct to consumer	83,636	65,974	19.7	17.2
Other	25,814	30,543	6.1	7.9
Net revenue	$423,544	$384,618	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $26.0 million, or 9%, to $314.1 million in the first quarter of fiscal 2015 from $288.1 million in the first quarter of fiscal 2014. Net revenue from company-operated stores we opened subsequent to May 4, 2014, and therefore not included in comparable store sales, contributed $38.2 million to the increase. Net new store openings since the first quarter of fiscal 2014 included 45 stores in the United States, five stores in Canada, one store in New Zealand, one store in the United Kingdom, and one store in Singapore. The increase in net revenue from our company-operated stores segment was offset by a comparable store sales decrease of 5% in the first quarter of fiscal 2015, which resulted in a $12.2 million decrease to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have decreased 1%, or $2.5 million, in the first quarter of fiscal 2015. The decrease in comparable store sales was primarily as a result of product delays due to the West Coast Port congestion that resulted in late Spring deliveries which reduced sales conversion rates and the number of units purchased per transaction.
Direct to Consumer. Net revenue from our direct to consumer segment increased $17.7 million, or 27%, to $83.6 million in the first quarter of fiscal 2015 from $66.0 million in the first quarter of fiscal 2014. Excluding the effect of foreign exchange fluctuations, direct to consumer revenue would have increased 31%. The increase in net revenue was primarily the result of increased traffic on our e-commerce websites.

Other. Other net revenue decreased $4.7 million, or 15%, to $25.8 million in the first quarter of fiscal 2015 from $30.5 million in the first quarter of fiscal 2014. This decrease was primarily the result of a warehouse sale held during the first quarter of fiscal 2014 as well as decreased outlet sales in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.
Gross Profit
Gross profit increased $10.1 million, or 5%, to $205.9 million for the first quarter of fiscal 2015 from $195.7 million for the first quarter of fiscal 2014.
Gross profit as a percentage of net revenue, or gross margin, decreased by 230 basis points, to 48.6% in the first quarter of fiscal 2015 from 50.9% in the first quarter of fiscal 2014. The decrease in gross margin was primarily the result of:

•	an increase in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, which contributed to a decrease in gross margin of 130 basis points;

•	an increase in air freight costs of 100 basis points from higher usage and rates;

•	an unfavorable impact of foreign exchange rates which contributed to a decrease in gross margin of 70 basis points; and

•	an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue of 30 basis points.
The decrease in gross margin was partially offset by an increase in product margin of 100 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $11.9 million, or 9%, to $137.8 million in the first quarter of fiscal 2015 from $125.9 million in the first quarter of fiscal 2014. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $8.0 million from a growth in labor hours and bonuses associated with new company-operated stores and showrooms;

•	an increase in net foreign exchange losses of $3.0 million;

•
an increase in variable costs such as credit card fees, distribution costs, and packaging, of $1.3 million primarily as a result of increased sales volume from our direct to consumer segment as well as new company-operated stores;

•	an increase in other costs, including occupancy costs not included in cost of goods sold, of $0.8 million; and

•	an increase in administrative costs related to our direct to consumer segment of $0.4 million associated with the growth in this channel.
The increase was partially offset by a decrease in head office costs of $1.6 million primarily as a result of decreased professional fees and head office employee costs.
As a percentage of net revenue, selling, general and administrative expenses decreased 20 basis points, to 32.5% from 32.7%.
Income from Operations
Income from operations decreased $1.8 million, or 3%, to $68.0 million in the first quarter of fiscal 2015 from $69.8 million in the first quarter of fiscal 2014. The decrease was primarily the result of an increase in selling, general and administrative costs of $11.9 million, partially offset by increased gross profit of $10.1 million.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.

Income from operations before general corporate expenses for the thirteen weeks ended May 3, 2015 and May 4, 2014 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Thirteen Weeks Ended May 3, 2015 and May 4, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$69,223	$75,697	22.0%	26.3%
Direct to consumer	34,871	27,117	41.7	41.1
Other	981	3,276	3.8	10.7
Income from operations before general corporate expense	105,075	106,090
General corporate expense	37,039	36,289
Income from operations	$68,036	$69,801
Company-operated Stores. Income from operations from our company-operated stores segment decreased $6.5 million, or 9%, to $69.2 million for the first quarter of fiscal 2015 from $75.7 million for the first quarter of fiscal 2014 primarily due to an increase in employee costs as well as operating expenses associated with new stores partially offset by increased gross profit of $3.8 million. Income from operations as a percentage of company-operated stores revenue decreased by 430 basis points primarily due to lower gross margin resulting from increased fixed costs, increased air freight costs, and an unfavorable impact of foreign exchange rates on gross margin.
Direct to Consumer. Income from operations from our direct to consumer segment increased $7.8 million, or 29%, to $34.9 million for the first quarter of fiscal 2015 from $27.1 million for the first quarter of fiscal 2014. The increase was primarily the result of increased gross profit of $8.8 million primarily due to increased net revenue resulting from increased traffic on our e-commerce websites, partially offset by increased selling, general and administrative expenses related to our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue increased by 60 basis points.
Other. Other income from operations decreased $2.3 million, or 70%, to $1.0 million for the first quarter of fiscal 2015 from $3.3 million for the first quarter of fiscal 2014. Income from operations as a percentage of other net revenue decreased by 690 basis points primarily due to decreased net revenues, lower gross margin, deleverage of selling, general and administrative expenses, and due to an increased number of showrooms in new international markets which have a higher cost structure than North America. Other gross profit decreased $2.5 million in the first quarter of fiscal 2015 from the first quarter of fiscal 2014.
General Corporate Expense. General corporate expense increased $0.8 million, or 2%, to $37.0 million for the first quarter of fiscal 2015 from $36.3 million for the first quarter of fiscal 2014. This was primarily due to increased head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects.
Other Income, Net
Other income, net, decreased $1.1 million, or 68%, to $0.5 million for the first quarter of fiscal 2015 from $1.6 million for the first quarter of fiscal 2014. Other income, net includes interest earned on cash balances.
Provision for Income Taxes
Provision for income taxes decreased $31.7 million, or 60%, to $20.8 million in the first quarter of fiscal 2015 from $52.5 million in the first quarter of fiscal 2014. In the first quarter of fiscal 2015, our effective tax rate was 30.3% compared to 73.4% in the first quarter of fiscal 2014. The decrease in our effective tax rate was a result a tax expense of $30.9 million recorded during the first quarter of fiscal 2014 to provide for U.S. income and applicable foreign withholding taxes on dividends which were distributed during fiscal 2014 from foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.
Net Income
Net income increased $28.8 million to $47.8 million for the first quarter of fiscal 2015 from $19.0 million for the first quarter of fiscal 2014. The increase in net income was primarily a result of a decrease in provision for income taxes of $31.7 million and an increase in gross profit of $10.1 million, partially offset by an increase in selling, general and administrative expenses of $11.9 million and a decrease in other income, net of $1.1 million.

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
We separately track comparable store sales, which reflect net revenue at company-operated stores that have been open for at least 12 months. Net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable prior year sales. Non-comparable store sales include sales from new stores that have not been open for 12 months or from stores which have been significantly remodeled or relocated. Also included in non-comparable stores sales are sales from direct to consumer sales, outlets, wholesale, warehouse sales, showrooms, temporary locations, and sales from company-operated stores which we have closed. Total comparable sales combines comparable store sales and direct to consumer sales. By measuring the change in year-over-year net revenue in stores that have been open for 12 months or more as well as direct to consumer sales, total comparable sales allows us to evaluate our performance eliminating the impact of newly opened stores.
We provide constant dollar changes in net revenue, total comparable sales, comparable store sales, and changes in direct to consumer net revenue because we use these measures to understand the underlying growth rate of net revenue excluding the impact of changes in foreign exchange rates, which are not under management's control. We believe that disclosing these measures on a constant dollar basis is useful to investors because it enables them to better understand the level of growth of our business.
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
The below performance measures show the dollar and percentage change compared to the corresponding period in the prior year.
Constant dollar changes in net revenue

	Thirteen Weeks Ended May 3, 2015 and May 4, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Net revenue increase	$38,926	$38,836	10%	11%
Adjustments due to foreign exchange rate changes	15,208	10,130	4	3
Net revenue increase in constant dollars	$54,134	$48,966	14%	14%
Constant dollar total comparable sales

	Thirteen Weeks Ended May 3, 2015 and May 4, 2014
	2015	2014
	(Percentages)
Total comparable sales[1]	2%	(2)%
Adjustments due to foreign exchange rate changes	4	3
Total comparable sales in constant dollars[1]	6%	1%
__________
1Total comparable sales includes comparable store sales and direct to consumer sales. Comparable store sales reflects net revenue at company-operated stores that have been open for at least 12 months.

Constant dollar comparable store sales

	Thirteen Weeks Ended May 3, 2015 and May 4, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Comparable store sales[1]	$(12,158)	$(17,369)	(5)%	(7)%
Adjustments due to foreign exchange rate changes	9,699	6,744	4	3
Comparable store sales in constant dollars[1]	$(2,459)	$(10,625)	(1)%	(4)%
__________
1Comparable store sales reflects net revenue at company-operated stores that have been open for at least 12 months.
Constant dollar changes in direct to consumer revenue

	Thirteen Weeks Ended May 3, 2015 and May 4, 2014
	2015	2014
	(Percentages)
Change in direct to consumer revenue	27%	22%
Adjustments due to foreign exchange rate changes	4	3
Change in direct to consumer revenue in constant dollars	31%	25%
Tax rate, excluding the tax expense on repatriated foreign earnings

	Thirteen Weeks Ended May 3, 2015 and May 4, 2014
	2015	2014
	(Percentages)
Tax rate	30.3%	73.4%
Tax expense on repatriated foreign earnings	—	(43.3)
Tax rate, excluding the tax expense on repatriated foreign earnings	30.3%	30.1%
Diluted earnings per share, excluding the tax expense on repatriated foreign earnings

	Thirteen Weeks Ended May 3, 2015 and May 4, 2014
	2015	2014
Diluted earnings per share	$0.34	$0.13
Tax expense on repatriated foreign earnings	—	0.21
Diluted earnings per share, excluding the tax expense on repatriated foreign earnings	$0.34	$0.34
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
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under our revolving credit facility. Our primary cash needs are capital expenditures for opening new stores and remodeling existing stores, making information technology system enhancements and funding working capital requirements. We also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.
At May 3, 2015, our working capital (excluding cash and cash equivalents) was $173.4 million and our cash and cash equivalents were $655.9 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirteen Weeks Ended May 3, 2015 and May 4, 2014
	2015	2014
	(In thousands)
Total cash provided by (used in):
Operating activities	$20,940	$70,975
Investing activities	(27,936)	(25,447)
Financing activities	(17,041)	(1,649)
Effect of exchange rate changes on cash	15,439	9,437
(Decrease) increase in cash and cash equivalents	$(8,598)	$53,316
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
Cash provided by operating activities decreased $50.0 million, to $20.9 million for the first quarter of fiscal 2015 compared to $71.0 million for the first quarter of fiscal 2014. The decrease was primarily the result of increased inventory purchased during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Inventory increased during the first quarter of fiscal 2015 primarily due to the opening of new stores and to support our growth in our direct to consumer segment, and due to the West Coast Port congestion that resulted in late Winter and Spring product deliveries.
Investing Activities
Investing Activities relate entirely to capital expenditures. Cash used in investing activities increased $2.5 million to $27.9 million for the first quarter of fiscal 2015 from $25.4 million for the first quarter of fiscal 2014. Our capital expenditures during the first quarter of fiscal 2015 were primarily related to new company-operated stores as well as computer software to support our growth.
Financing Activities
Financing Activities consist primarily of cash used to repurchase shares of our common stock, cash received on the exercise of stock options, taxes paid related to the net share settlement of stock-based compensation, and excess tax benefits from stock-based compensation. Cash used in financing activities increased $15.4 million, to $17.0 million for the first quarter of fiscal 2015 compared to $1.6 million for the first quarter of fiscal 2014. We began our stock repurchase program in the second quarter of fiscal 2014, and our cash used in financing activities for the first quarter of fiscal 2015 included $18.8 million to repurchase 0.3 million shares.
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
At May 3, 2015, aside from letters of credit and guarantees, there were no borrowings outstanding under these credit facilities.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of May 3, 2015, letters of credit and letters of guarantee totaling $0.9 million have been issued.
Other than our operating leases and these standby letters of credit, we do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for our 2014 fiscal year end filed with the SEC on March 26, 2015 and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Operating Locations
Our company-operated stores by brand and by country as of May 3, 2015 and February 1, 2015, are summarized in the table below.

	May 3, 2015	February 1, 2015
lululemon athletica
United States	206	200
Canada	47	46
Australia	26	26
New Zealand	5	5
United Kingdom	2	2
Singapore	1	1
	287	280
ivivva athletica
United States	17	11
Canada	12	11
	29	22
Total	316	302
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk. The functional currency of our foreign subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenues, expenses, assets and liabilities of our foreign subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. Dollar affect the reported amounts of net revenue, expenses, assets and liabilities. Foreign exchange differences which arise on translation of our foreign subsidiaries' balance sheets into U.S. dollars are recorded as a cumulative translation adjustment in accumulated other comprehensive income within stockholders' equity.
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
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A weakening of the U.S. dollar against the Canadian dollar results in:

•	an increase in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

•	an increase in our selling, general and administrative expenses incurred by our Canadian operations into U.S. dollars for the purposes of consolidation; and

•	foreign exchange losses by our Canadian subsidiaries on U.S. dollar cash and receivables denominated in U.S. dollars.
A 10% appreciation in the relative value of the Canadian dollar against the U.S. dollar compared to the exchange rates in effect for the first quarter of fiscal 2015 would have resulted in lost income from operations of approximately $3.0 million in the first quarter of fiscal 2015. This assumes a consistent 10% appreciation in the Canadian dollar against the U.S. dollar throughout the first quarter of fiscal 2015. The timing of changes in the relative value of the Canadian dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. Our revolving credit facilities provide us with available borrowings in amount up to $15.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of May 3, 2015, aside from letters of credit and guarantees, we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at

May 3, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 3, 2015, our disclosure controls and procedures were effective.
There was no change in internal control over financial reporting during the thirteen weeks ended May 3, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described below, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
On October 25, 2013, plaintiff Laborers' District Council Industry Pension Fund filed a books-and-records action in the Delaware Court of Chancery entitled Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to us on or around August 8, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue, our announcement that our then CEO, Christine Day, intended to resign, and certain stock trades executed by the then-Chairman of our board of directors, Mr. Wilson, prior to our announcement regarding our former CEO, Christine Day. On April 2, 2014, the Court rejected the majority of books and records sought by the plaintiff and ordered us to produce a narrow category of documents relating to one trade made by the our former Chairman. On June 11, 2014, the Court consolidated this action with the action captioned Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.), which is described below. On June 13, 2014, Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents. On April 30, 2015 the Court denied the plaintiff's motion in part.
On August 12, 2013 and August 23, 2013, plaintiffs Thomas Canty and Tammy Federman filed shareholder derivative actions entitled Canty v. Day, et al., No. 13-CV-5629 (S.D.N.Y.) and Federman v. Day, et al., No. 13-CV-5977 (S.D.N.Y.). Plaintiffs allege that they are acting on behalf of us and name as defendants our current and former directors and certain officers challenging certain public disclosures and conduct relating to the March 2013 sheer Luon issue, the June 2013 announcement regarding the resignation of our former CEO, Christine Day, and certain stock trades executed by Mr. Wilson and Ms. Day in the months leading up to that announcement. On April 9, 2014, the Court dismissed all of the plaintiffs' claims due to the plaintiffs' failure to make a pre-suit demand. The plaintiff in the Canty action appealed this decision to the United States Court of Appeals for the Second Circuit. On April 3, 2015 the Court of Appeals dismissed the plaintiff's appeal.
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of ours (collectively, "Defendants"). On October 1, 2013, the Court appointed Louisiana Sheriffs' Pension & Relief Fund as Lead Plaintiff and on November 1, 2013, Lead Plaintiff filed a consolidated class action complaint on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through June 11, 2013 (the "Complaint"). In its Complaint, Lead Plaintiff asserted causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Defendants based on certain public disclosures made by us relating to lululemon's product quality and the March 2013 sheer Luon issue. On January 15, 2014, Lead Plaintiff filed a consolidated amended class action complaint (the "Amended Complaint") on behalf of a proposed class of purchasers of lululemon stock between September 7, 2012 through January 10, 2014. In its Amended Complaint, Lead Plaintiff added new claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on certain of lululemon's public disclosures related to our ongoing quality control improvements and the impact of those improvements on our financial results. On April 18, 2014, the Court dismissed all of Lead Plaintiff's claims for failure to state a claim. Lead Plaintiff appealed this decision and on May 15, 2015, the Court of Appeals dismissed the plaintiff's appeal.
On May 3, 2013, plaintiff Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund filed a books-and-records action in the Delaware Court of Chancery entitled Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund v. lululemon athletica inc., C.A. No. 8522-VCP (Del. Ch.) under 8 Del. C. Sec. 220 based on a demand letter it sent to us on April 17, 2013 to request certain lululemon records relating to the March 2013 sheer Luon issue and revisions to our executive bonus plan. On June 14, 2013, the plaintiff sent a supplemental demand letter that requested additional records from us relating to our announcement that Christine Day intended to resign as our CEO, and certain stock trades executed by our then-Chairman, Mr. Wilson, prior to our announcement regarding Ms. Day. On April 2, 2014, the Court rejected the majority of books and records sought by the plaintiff and ordered us to produce a narrow category of documents relating to one trade made by our former Chairman. On June 11, 2014 the Court consolidated this action with the action captioned Laborers' District Council Construction Industry Pension Fund v. lululemon athletica inc., C.A. No. 9039-VCP (Del. Ch.) which is described above. On June 13, 2014 Plaintiffs filed a Motion to Enforce the Court's April 2, 2014 Telephonic Rulings and Compel in Camera Inspection of Withheld and Redacted Documents. On April 30, 2015 the Court denied the plaintiff's motion in part.

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
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for our 2014 fiscal year, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.
Our success depends on our ability to maintain the value and reputation of our brand.
Our success depends on the value and reputation of the lululemon athletica brand. The lululemon athletica name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product and guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand and reputation could be adversely affected if we fail to achieve these objectives, if our public image was to be tarnished by negative publicity, if we fail to deliver innovative and high quality products acceptable to our guests, or if we face a product recall. Negative publicity regarding the production methods of any of our suppliers or manufacturers could adversely affect our reputation and sales and force us to locate alternative suppliers or manufacturing sources. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.
If any of our products are unacceptable to us or our guests, our business could be harmed.
We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that either meet our technical specifications but that are nonetheless unacceptable to us, or products that are otherwise unacceptable to us or our guests. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products are not discovered until after such products are purchased by our guests, our guests could lose confidence in the technical attributes of our products or we could face a product recall and our results of operations could suffer and our business, reputation, and brand could be harmed.
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
Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, particularly those in North America and other factors such as consumer confidence in future economic conditions, fears of recession, the availability of consumer credit, levels of unemployment, tax rates and the cost of consumer credit. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue and profitability.
The market for technical athletic apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on women's athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition, such as Nike, Inc., adidas AG, The Gap, Inc. and Under Armour, Inc. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in yoga apparel and other activewear. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, store development, marketing, distribution and other resources than we do. In addition, our technical athletic apparel is sold at a price premium to traditional athletic apparel.
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
Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, pressure from consumers to reduce the prices we charge for our products and changes in consumer demand. These factors may cause us to experience increased costs, reduce our prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial conditions, operating results and cash flows.
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
We rely on our distribution facilities for substantially all of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means their operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because substantially all of our products are distributed from four locations, our operations could also be interrupted by labor difficulties, extreme or severe weather conditions or by floods, fires or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet guest expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.
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
We are subject to risks associated with leasing retail and distribution space subject to long-term and non-cancelable leases.
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
We also lease the majority of our distribution centers and our inability to secure appropriate real estate or lease terms could impact our ability to deliver our products to the market.
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
The functional currency of our foreign subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenues, expenses, assets and liabilities of our foreign subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. Dollar affect the reported amounts of net revenue, expenses, assets and liabilities. Foreign exchange differences which arise on translation of our foreign subsidiaries' balance sheets into U.S. dollars are recorded as a cumulative translation adjustment in accumulated other comprehensive income within stockholders' equity. We also have exposure to changes in foreign exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. The potential impact of currency fluctuation increases as international expansion increases.
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A weakening of the U.S. dollar against the Canadian dollar results in:

•	an increase in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

•	an increase in our selling, general and administrative expenses incurred by our Canadian operations into U.S. dollars for the purposes of consolidation; and

•	foreign exchange losses by our Canadian subsidiaries on U.S. dollar cash and receivables denominated in U.S. dollars.
A 10% appreciation in the relative value of the Canadian dollar against the U.S. dollar compared to the exchange rates in effect for the first quarter of fiscal 2015 would have resulted in lost income from operations of approximately $3.0 million in the first quarter of fiscal 2015. This assumes a consistent 10% appreciation in the Canadian dollar against the U.S. dollar throughout the first quarter of fiscal 2015. The timing of changes in the relative value of the Canadian dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
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
We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
From time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. Although we cannot predict the outcome of any particular proceeding, an unfavorable outcome could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition and results of operations. In addition, any proceeding could negatively impact our reputation among our guests and our brand image.
Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.
From time to time, a stockholder has expressed opposition to our operations, strategy, management, business or other matters. Responding to actions by this or other activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended May 3, 2015 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 2, 2015 - March 1, 2015	—	$—	—	$302,642,344
March 2, 2015 - April 5, 2015	—	—	—	302,642,344
April 6, 2015 - May 3, 2015	282,802	66.51	282,802	283,832,974
Total	282,802		282,802
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2015.

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

The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended May 3, 2015 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 2, 2015 - March 1, 2015	7,024	$66.77	7,024	5,271,831
March 2, 2015 - April 5, 2015	7,541	63.58	7,541	5,264,290
April 6, 2015 - May 3, 2015	7,388	68.05	7,388	5,256,902
Total	21,953		21,953
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2015.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X
10.2*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's 10-Q for the fiscal quarter ended May 3, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ STUART HASELDEN
Stuart Haselden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: June 8, 2015

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

10.2*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's 10-Q for the fiscal quarter ended May 3, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith