Form 10-Q
period 2015-08-02
lululemon athletica inc.
filed 2015-09-10
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At September 4, 2015, there were 130,710,657 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At September 4, 2015, there were outstanding 9,832,541 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at September 4, 2015, the registrant had outstanding 9,832,541 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	August 2, 2015	February 1, 2015
ASSETS
Current assets
Cash and cash equivalents	$541,262	$664,479
Accounts receivable	12,209	13,746
Inventories	280,607	208,116
Prepaid expenses and other current assets	84,191	64,671
	918,269	951,012
Property and equipment, net	324,093	296,008
Goodwill and intangible assets, net	25,611	26,163
Deferred income tax assets	15,667	16,018
Other non-current assets	10,581	7,012
	$1,294,221	$1,296,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,488	$9,339
Accrued inventory liabilities	35,545	22,296
Accrued compensation and related expenses	33,050	29,932
Income taxes payable	1,239	20,073
Unredeemed gift card liability	36,148	46,252
Other accrued liabilities	34,638	31,989
	148,108	159,881
Deferred income tax liabilities	3,545	3,633
Other non-current liabilities	47,100	43,131
	198,753	206,645
Stockholders' equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 9,833 and 9,833	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 9,833 and 9,833	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 131,104 and 132,112	656	661
Additional paid-in capital	249,078	241,695
Retained earnings	1,035,903	1,020,619
Accumulated other comprehensive loss	(190,169)	(173,407)
	1,095,468	1,089,568
	$1,294,221	$1,296,213
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Thirteen Weeks Ended August 2, 2015	Thirteen Weeks Ended August 3, 2014	Twenty-Six Weeks Ended August 2, 2015	Twenty-Six Weeks Ended August 3, 2014
Net revenue	$453,010	$390,708	$876,554	$775,326
Cost of goods sold	240,985	193,401	458,652	382,275
Gross profit	212,025	197,307	417,902	393,051
Selling, general and administrative expenses	145,446	129,419	283,287	255,362
Income from operations	66,579	67,888	134,615	137,689
Other income, net	842	1,890	1,371	3,533
Income before provision for income taxes	67,421	69,778	135,986	141,222
Provision for income taxes	19,753	21,030	40,508	73,493
Net income	$47,668	$48,748	$95,478	$67,729

Other comprehensive (loss) income:
Foreign currency translation adjustment	(39,368)	3,664	(16,762)	16,054
Comprehensive income	$8,300	$52,412	$78,716	$83,783

Basic earnings per share	$0.34	$0.34	$0.67	$0.47
Diluted earnings per share	$0.34	$0.33	$0.67	$0.46
Basic weighted-average number of shares outstanding	141,372	145,180	141,656	145,282
Diluted weighted-average number of shares outstanding	141,644	145,544	141,977	145,715
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance at February 1, 2015	9,833	$—	9,833	$—	132,112	$661	$241,695	$1,020,619	$(173,407)	$1,089,568
Net income								95,478		95,478
Foreign currency translation adjustment									(16,762)	(16,762)
Stock-based compensation expense							6,021			6,021
Excess tax benefit from stock-based compensation							649			649
Common stock issued upon settlement of stock-based compensation					285	1	4,120			4,121
Shares withheld related to net share settlement of stock-based compensation					(23)	—	(1,464)			(1,464)
Repurchase of common stock					(1,270)	(6)	(1,798)	(80,194)		(81,998)
Registration fees associated with prospectus supplement							(145)			(145)
Balance at August 2, 2015	9,833	$—	9,833	$—	131,104	$656	$249,078	$1,035,903	$(190,169)	$1,095,468
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Twenty-Six Weeks Ended August 2, 2015	Twenty-Six Weeks Ended August 3, 2014
Cash flows from operating activities
Net income	$95,478	$67,729
Items not affecting cash
Depreciation and amortization	32,791	26,097
Stock-based compensation expense	6,021	3,369
Deferred income taxes	(11)	27,789
Excess tax benefits from stock-based compensation	(649)	(46)
Other, including net changes in other non-cash balances
Prepaid taxes	(13,614)	(5,819)
Other prepaid expenses and other current assets	(5,434)	(8,649)
Inventories	(74,010)	9,418
Accounts payable	(1,809)	(5,709)
Accrued inventory liabilities	13,666	5,050
Other accrued liabilities	2,828	4,886
Income taxes payable	(18,463)	(207)
Accrued compensation and related expenses	3,394	7,013
Other non-cash balances	(8,027)	(6,936)
Net cash provided by operating activities	32,161	123,985
Cash flows from investing activities
Purchase of property and equipment	(65,118)	(52,102)
Net cash used in investing activities	(65,118)	(52,102)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	4,121	2,251
Excess tax benefits from stock-based compensation	649	46
Taxes paid related to net share settlement of equity awards	(1,464)	(3,660)
Repurchase of common stock	(81,998)	(55,804)
Registration fees associated with prospectus supplement	(145)	—
Net cash used in financing activities	(78,837)	(57,167)
Effect of exchange rate changes on cash and cash equivalents	(11,423)	11,708
(Decrease) increase in cash and cash equivalents	(123,217)	26,424
Cash and cash equivalents, beginning of period	$664,479	$698,649
Cash and cash equivalents, end of period	$541,262	$725,073
See accompanying notes to the interim consolidated financial statements lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, showrooms, a network of wholesale accounts, outlets and warehouse sales. The Company operates stores in the United States, Canada, Australia, New Zealand, the United Kingdom, Singapore, and Hong Kong. There were a total of 336 and 302 company-operated stores in operation as of August 2, 2015 and February 1, 2015, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of August 2, 2015 and for the thirteen and twenty-six weeks ended August 2, 2015 and August 3, 2014 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 1, 2015 is derived from the Company's audited consolidated financial statements and notes for the fiscal year ended February 1, 2015, included in Item 8 in the Company's fiscal 2014 Annual Report on Form 10-K filed with the SEC on March 26, 2015. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's fiscal 2014 Annual Report on Form 10-K.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. In July 2015, the FASB voted to defer the effective date for public companies to years, and interim periods within those years, beginning after December 15, 2017, with early application permitted only as of years, and interim periods within those years, beginning after December 15, 2016. This guidance will be effective for the Company beginning in its first quarter of fiscal 2018. The Company is currently evaluating the timing of adoption and impact that this new guidance may have on its consolidated financial statements.
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
In July 2015, the FASB amended ASC Topic 330, Inventory ("ASC 330") to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2016, with earlier application permitted as of the beginning of an interim or annual reporting period. This guidance will be effective for the Company beginning in its first quarter of fiscal 2017. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.
NOTE 3. STOCK-BASED COMPENSATION
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $6,021 and $3,369 for the twenty-six weeks ended August 2, 2015 and August 3, 2014, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $37,169 at August 2, 2015, which is expected to be recognized over a weighted-average period of 2.5 years.
Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of August 2, 2015 and changes during the twenty-six week period then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Balance at February 1, 2015	879	$39.25	452	$59.27	62	$42.86	186	$45.75
Granted	154	64.85	138	64.87	19	66.07	181	64.89
Exercised/vested	219	18.85	46	66.55	30	39.08	5	49.95
Forfeited	111	54.75	121	63.93	4	38.25	34	49.17
Balance at August 2, 2015	703	$48.74	423	$58.97	47	$54.97	328	$55.89
Exercisable at August 2, 2015	210	$35.47

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
Employee stock purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits as defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended August 2, 2015, there were 29 shares purchased under the ESPP in the open market.
NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended August 2, 2015	Thirteen Weeks Ended August 3, 2014	Twenty-Six Weeks Ended August 2, 2015	Twenty-Six Weeks Ended August 3, 2014
Net income	$47,668	$48,748	$95,478	$67,729
Basic weighted-average number of shares outstanding	141,372	145,180	141,656	145,282
Assumed conversion of dilutive stock options and awards	272	364	321	433
Diluted weighted-average number of shares outstanding	141,644	145,544	141,977	145,715
Basic earnings per share	$0.34	$0.34	$0.67	$0.47
Diluted earnings per share	$0.34	$0.33	$0.67	$0.46
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the twenty-six weeks ended August 2, 2015 and August 3, 2014, 60 and 288 stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450,000. The common stock is to be repurchased in the open market at prevailing market prices, with the timing and actual number of shares to be repurchased depending upon market conditions and other factors. The repurchases may be made up until June 2016. During the twenty-six weeks ended August 2, 2015 and August 3, 2014, 1,270 and 1,422 shares, respectively, were repurchased under the program at a total cost of $81,998 and $55,804, respectively. Subsequent to August 2, 2015, and up to September 4, 2015, 402 shares were repurchased at a total cost of $25,324.

NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain balance sheet accounts is as follows:

	August 2, 2015	February 1, 2015
Inventories:
Finished goods	$287,357	$214,113
Provision to reduce inventory to market value	(6,750)	(5,997)
	$280,607	$208,116
Prepaid expenses and other current assets:
Prepaid taxes	$54,811	$40,547
Prepaid expenses	29,380	24,124
	$84,191	$64,671
Property and equipment:
Land	$59,226	$60,548
Buildings	29,263	29,099
Leasehold improvements	205,235	176,677
Furniture and fixtures	62,287	55,320
Computer hardware	40,776	35,457
Computer software	100,780	84,854
Equipment and vehicles	11,957	11,908
Accumulated depreciation	(185,431)	(157,855)
	$324,093	$296,008
Goodwill and intangible assets:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,236)	(1,083)
	24,260	24,413
Intangibles—reacquired franchise rights	10,150	10,150
Accumulated amortization	(8,674)	(8,264)
Changes in foreign currency exchange rates	(125)	(136)
	1,351	1,750
	$25,611	$26,163
Other accrued liabilities:
Sales tax collected	$9,968	$8,579
Accrued rent	4,943	5,567
Other	19,727	17,843
	$34,638	$31,989
Other non-current liabilities:
Deferred lease liability	$22,333	$20,837
Tenant inducements	24,767	22,294
	$47,100	$43,131
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

On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of the Company. This proceeding is discussed in the Company's Annual Report on Form 10-K filed with the SEC on March 26, 2015, and in its Quarterly Report on Form 10-Q filed with the SEC on June 9, 2015. On April 18, 2014, the Court dismissed all of Lead Plaintiff's claims for failure to state a claim. Lead Plaintiff appealed this decision and on May 15, 2015, the Court of Appeals dismissed the plaintiff's appeal.
On July 15, 2015, plaintiffs Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund and Laborers' District Council Industry Pension Fund filed in the Delaware Court of Chancery a derivative lawsuit on behalf of lululemon against certain current and former directors of lululemon, captioned Laborers' District Council Industry Pension Fund v. Bensoussan, et al., C.A. No. 11293-CB. Plaintiffs claim that the individual defendants breached their fiduciary duties to lululemon by allegedly failing to investigate certain trades of lululemon stock owned by Dennis J. Wilson in 2013. Plaintiffs also claim that Mr. Wilson breached his fiduciary duties by making his broker aware of certain non-public, material events prior to executing sales of lululemon stock on Mr. Wilson's behalf. On August 18, 2015, the individual defendants (including Mr. Wilson) filed motions to dismiss the action pursuant to Court of Chancery Rules 23.1 and 12(b)(6) for failure to adequately plead that demand on the board was excused and for failure to state a claim upon which relief may be granted. Also on August 18, 2015, the Company filed a motion to dismiss the action pursuant to Court of Chancery Rule 23.1 for failure to adequately plead that demand on the board was excused.

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

	Thirteen Weeks Ended August 2, 2015	Thirteen Weeks Ended August 3, 2014	Twenty-Six Weeks Ended August 2, 2015	Twenty-Six Weeks Ended August 3, 2014
Net revenue:
Company-operated stores	$339,779	$294,040	$653,873	$582,142
Direct to consumer	82,239	63,481	165,875	129,455
Other	30,992	33,187	56,806	63,729
	$453,010	$390,708	$876,554	$775,326
Income from operations before general corporate expense:
Company-operated stores	$67,441	$74,891	$136,664	$150,596
Direct to consumer	32,250	24,087	67,121	51,182
Other	1,820	3,496	2,801	6,786
	101,511	102,474	206,586	208,564
General corporate expense	34,932	34,586	71,971	70,875
Income from operations	66,579	67,888	134,615	137,689
Other income, net	842	1,890	1,371	3,533
Income before provision for income taxes	$67,421	$69,778	$135,986	$141,222

Capital expenditures:
Company-operated stores	$24,788	$15,805	$41,632	$31,671
Direct to consumer	1,479	3,751	1,932	4,863
Corporate	10,915	7,099	21,554	15,568
	$37,182	$26,655	$65,118	$52,102
Depreciation and amortization:
Company-operated stores	$11,736	$9,027	$23,013	$17,424
Direct to consumer	1,599	1,255	3,135	2,261
Corporate	3,360	3,354	6,643	6,412
	$16,695	$13,636	$32,791	$26,097

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
We disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.lululemon.com/), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls, and webcasts.
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
Financial Highlights

•
Our net revenue increased from $390.7 million in the second quarter of fiscal 2014 to $453.0 million in the second quarter of fiscal 2015, representing a growth rate of 16%. This increase resulted primarily from the addition of 66 new company-operated stores and increased direct to consumer net revenue.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 6% in the second quarter of fiscal 2015, and increased by 11% on a constant dollar basis.

•
Company-operated stores accounted for 75.0% of net revenue in the second quarter of fiscal 2015 compared to 75.3% of net revenue in the second quarter of fiscal 2014. Comparable store sales increased by 6% on a constant dollar basis for the second quarter of fiscal 2015 primarily as a result of increased traffic and increased dollar value per transaction.

•
Our direct to consumer segment is an increasingly substantial part of our growth strategy, and represented 18.2% of our net revenue in the second quarter of fiscal 2015 compared to 16.2% in the second quarter of fiscal 2014. Direct to consumer net revenue increased 35% on a constant dollar basis primarily as the result of higher conversion rates and traffic on our e-commerce websites.

•
Gross profit for the second quarter of fiscal 2015 increased by 7% to $212.0 million, from $197.3 million in the second quarter of fiscal 2014. Gross profit as a percentage of net revenue, or gross margin, decreased to 46.8% compared to 50.5% in the second quarter of fiscal 2014. The decrease in gross margin was primarily due to decreased product margin, increased occupancy and depreciation costs, an unfavorable impact of foreign exchange rates on gross margin, and increased air freight costs.

•
Income from operations for the second quarter of fiscal 2015 decreased by 2% to $66.6 million, from $67.9 million in the second quarter of fiscal 2014. As a percentage of net revenue, income from operations decreased to 14.7% compared to 17.4% of net revenue in the second quarter of fiscal 2014.

•
Provision for income taxes for the second quarter of fiscal 2015 decreased by 6% to $19.8 million, from $21.0 million in the second quarter of fiscal 2014. The effective tax rate was 29.3% in the second quarter of fiscal 2015 compared to 30.1% in the second quarter of fiscal 2014.

•	Diluted earnings per share for the second quarter of fiscal 2015 were $0.34 compared to $0.33 in the second quarter of fiscal 2014.
Refer to the non-GAAP reconciliation tables contained in the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for reconciliations of constant dollar total comparable sales, constant dollar comparable store sales, and constant dollar changes in direct to consumer net revenue to measures calculated in accordance with United States generally accepted accounting principles ("GAAP").

Results of Operations
Thirteen Week Results
The following table summarizes key components of our results of operations for the thirteen weeks ended August 2, 2015 and August 3, 2014. The operating results are expressed in dollar amounts. The percentages are presented as a percentage of net revenue.

	Thirteen Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Net revenue	$453,010	$390,708	100.0%	100.0%
Cost of goods sold	240,985	193,401	53.2	49.5
Gross profit	212,025	197,307	46.8	50.5
Selling, general and administrative expenses	145,446	129,419	32.1	33.1
Income from operations	66,579	67,888	14.7	17.4
Other income, net	842	1,890	0.2	0.5
Income before provision for income taxes	67,421	69,778	14.9	17.9
Provision for income taxes	19,753	21,030	4.4	5.4
Net income	$47,668	$48,748	10.5%	12.5%
Net Revenue
Net revenue increased $62.3 million, or 16%, to $453.0 million for the second quarter of fiscal 2015 from $390.7 million for the second quarter of fiscal 2014. Assuming the average exchange rates for the second quarter of fiscal 2015 remained constant with the average exchange rates for the second quarter of fiscal 2014, our net revenue would have increased $82.6 million, or 21%.
The net revenue increase was driven primarily by sales from new company-operated stores and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer, increased 6% in the second quarter of fiscal 2015. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased 11%.
Our net revenue on a segment basis for the thirteen weeks ended August 2, 2015 and August 3, 2014 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Thirteen Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$339,779	$294,040	75.0%	75.3%
Direct to consumer	82,239	63,481	18.2	16.2
Other	30,992	33,187	6.8	8.5
Net revenue	$453,010	$390,708	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $45.7 million, or 16%, to $339.8 million in the second quarter of fiscal 2015 from $294.0 million in the second quarter of fiscal 2014. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened subsequent to August 3, 2014, and therefore not included in comparable store sales, contributed $44.3 million to the increase. We have opened 66 new company-operated stores since the second quarter of fiscal 2014, including 53 stores in the United States, six stores in Canada, three stores in the United Kingdom, two stores in Singapore, and one store in each of Australia and Hong Kong; and

•
A comparable store sales increase of 1% in the second quarter of fiscal 2015 resulted in a $1.4 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have increased 6%, or $14.2 million, in the second quarter of fiscal 2015. The increase in comparable store sales was primarily as a result of increased traffic and increased dollar value per transaction.

Direct to Consumer. Net revenue from our direct to consumer segment increased $18.8 million, or 30%, to $82.2 million in the second quarter of fiscal 2015 from $63.5 million in the second quarter of fiscal 2014. Excluding the effect of foreign exchange fluctuations, direct to consumer revenue would have increased 35%. The increase in net revenue was primarily the result of higher conversion rates and traffic on our e-commerce websites, including traffic driven by our Canadian and U.S. online warehouse sales.
Other. Other net revenue decreased $2.2 million, or 7%, to $31.0 million in the second quarter of fiscal 2015 from $33.2 million in the second quarter of fiscal 2014. This decrease was primarily the result of fewer temporary locations being open during the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.
Gross Profit
Gross profit increased $14.7 million, or 7%, to $212.0 million for the second quarter of fiscal 2015 from $197.3 million for the second quarter of fiscal 2014.
Gross profit as a percentage of net revenue, or gross margin, decreased by 370 basis points, to 46.8% in the second quarter of fiscal 2015 from 50.5% in the second quarter of fiscal 2014. The decrease in gross margin was primarily the result of:

•	a decrease in product margin of 110 basis points primarily due to increased product costs;

•
an increase in occupancy costs and depreciation relative to the increase in net revenue which contributed to a decrease in gross margin of 110 basis points primarily due lease renewals, store relocations and renovations, and international expansion;

•	an unfavorable impact of foreign exchange rates which contributed to a decrease in gross margin of 70 basis points;

•	an increase in air freight costs of 50 basis points; and

•	an increase in markdowns of 30 basis points due primarily to our online warehouse sale.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $16.0 million, or 12%, to $145.4 million in the second quarter of fiscal 2015 from $129.4 million in the second quarter of fiscal 2014. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in head office costs of $9.4 million primarily as a result of increased professional fees, marketing costs, and head office employee costs;

•	an increase in employee costs of $9.3 million primarily from a growth in labor hours and bonuses associated with new company-operated stores and showrooms;

•
an increase in variable costs such as credit card fees, distribution costs, and packaging, of $2.8 million primarily as a result of new company-operated stores as well as increased sales volume from our direct to consumer segment; and

•	an increase in other costs, including repairs and maintenance costs, of $1.7 million.
The increase in selling, general and administrative expenses was partially offset by an increase in net foreign exchange revaluation gains of $6.9 million and a decrease in administrative costs related to our direct to consumer segment of $0.3 million.
As a percentage of net revenue, selling, general and administrative expenses decreased 100 basis points, to 32.1% in the second quarter of fiscal 2015 from 33.1% in the second quarter of fiscal 2014.
Income from Operations
Income from operations decreased $1.3 million, or 2%, to $66.6 million in the second quarter of fiscal 2015 from $67.9 million in the second quarter of fiscal 2014. The decrease was primarily the result of an increase in selling, general and administrative costs of $16.0 million, partially offset by an increase in gross profit of $14.7 million.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.

Income from operations before general corporate expenses for the thirteen weeks ended August 2, 2015 and August 3, 2014 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Thirteen Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$67,441	$74,891	19.8%	25.5%
Direct to consumer	32,250	24,087	39.2	37.9
Other	1,820	3,496	5.9	10.5
Income from operations before general corporate expense	101,511	102,474
General corporate expense	34,932	34,586
Income from operations	$66,579	$67,888
Company-operated Stores. Income from operations from our company-operated stores segment decreased $7.5 million, or 10%, to $67.4 million for the second quarter of fiscal 2015 from $74.9 million for the second quarter of fiscal 2014 primarily due to an increase in employee costs as well as operating expenses associated with new stores, partially offset by increased gross profit of $8.6 million. Income from operations as a percentage of company-operated stores revenue decreased by 570 basis points primarily due to lower gross margin and deleverage of selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $8.2 million, or 34%, to $32.2 million for the second quarter of fiscal 2015 from $24.1 million for the second quarter of fiscal 2014. The increase was primarily the result of increased gross profit of $7.9 million primarily due to increased net revenue resulting from higher conversion rates and increased traffic on our e-commerce websites, partially offset by increased selling, general and administrative expenses. Income from operations as a percentage of direct to consumer revenue increased by 130 basis points.
Other. Other income from operations decreased $1.7 million, or 48%, to $1.8 million for the second quarter of fiscal 2015 from $3.5 million for the second quarter of fiscal 2014. The decrease was primarily the result of decreased gross profit of $1.8 million in the second quarter of fiscal 2015. Income from operations as a percentage of other net revenue decreased by 460 basis points primarily due to decreased net revenues, lower gross margin, deleverage of selling, general and administrative expenses, and due to an increased number of showrooms in new international markets which have a higher cost structure than North America.
General Corporate Expense. General corporate expense increased $0.3 million, or 1%, to $34.9 million for the second quarter of fiscal 2015 from $34.6 million for the second quarter of fiscal 2014. This was primarily due to increased head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects.
Other Income, Net
Other income, net, decreased $1.0 million, or 55%, to $0.8 million for the second quarter of fiscal 2015 from $1.9 million for the second quarter of fiscal 2014. The decrease was primarily due to less interest earned on our decreased cash and cash equivalents balance compared to the second quarter of fiscal 2014 and due to a higher proportion of cash held in the U.S., where we earn lower rates of interest. During fiscal 2014, we distributed dividends from foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.
Provision for Income Taxes
Provision for income taxes decreased $1.3 million, or 6%, to $19.8 million in the second quarter of fiscal 2015 from $21.0 million in the second quarter of fiscal 2014. In the second quarter of fiscal 2015, our effective tax rate was 29.3% compared to 30.1% in the second quarter of fiscal 2014.
Net Income
Net income decreased $1.1 million to $47.7 million for the second quarter of fiscal 2015 from $48.7 million for the second quarter of fiscal 2014. The decrease in net income was primarily the result of an increase in selling, general and administrative expenses of $16.0 million and a decrease in other income, net of $1.0 million, partially offset by an increase in gross profit of $14.7 million and a decrease in provision for income taxes of $1.3 million.

Twenty-Six Week Results
The following table summarizes key components of our results of operations for the twenty-six week periods ended August 2, 2015 and August 3, 2014. The operating results are expressed in dollar amounts. The percentages are presented as a percentage of net revenue.

	Twenty-Six Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Net revenue	$876,554	$775,326	100.0%	100.0%
Cost of goods sold	458,652	382,275	52.3	49.3
Gross profit	417,902	393,051	47.7	50.7
Selling, general and administrative expenses	283,287	255,362	32.3	32.9
Income from operations	134,615	137,689	15.4	17.8
Other income, net	1,371	3,533	0.2	0.4
Income before provision for income taxes	135,986	141,222	15.6	18.2
Provision for income taxes	40,508	73,493	4.7	9.5
Net income	$95,478	$67,729	10.9%	8.7%
Net Revenue
Net revenue increased $101.2 million, or 13%, to $876.6 million for the first two quarters of fiscal 2015 from $775.3 million for the first two quarters of fiscal 2014. Assuming the average exchange rates for the first two quarters of fiscal 2015 remained constant with average exchange rates for the first two quarters of fiscal 2014, our net revenue would have increased $137.0 million, or 18%.
The net revenue increase was driven by sales from new company-operated stores and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer, increased 4% in the first two quarters of fiscal 2015. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased 8%.
Our net revenue on a segment basis for the twenty-six week periods ended August 2, 2015 and August 3, 2014 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Twenty-Six Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$653,873	$582,142	74.6%	75.1%
Direct to consumer	165,875	129,455	18.9	16.7
Other	56,806	63,729	6.5	8.2
Net revenue	$876,554	$775,326	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $71.7 million, or 12%, to $653.9 million in the first two quarters of fiscal 2015 from $582.1 million in the first two quarters of fiscal 2014. Net revenue from company-operated stores we opened subsequent to August 3, 2014, and therefore not included in comparable store sales, contributed $82.5 million to the increase. We have opened 66 new company-operated stores since the second quarter of fiscal 2014, including 53 stores in the United States, six stores in Canada, three stores in the United Kingdom, two stores in Singapore, and one store in each of Australia and Hong Kong. The increase in net revenue from our company-operated stores segment was offset by a comparable store sales decrease of 2% in the first two quarters of fiscal 2015, which resulted in a $10.7 million decrease to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have increased 2%, or $11.8 million, in the first two quarters of fiscal 2015. The increase in comparable store sales, excluding the effect of foreign currency fluctuations, was primarily as a result of increased traffic and increased dollar value per transaction.
Direct to Consumer. Net revenue from our direct to consumer segment increased $36.4 million, or 28%, to $165.9 million in the first two quarters of fiscal 2015 from $129.5 million in the first two quarters of fiscal 2014. Excluding the effect of foreign exchange fluctuations, direct to consumer revenue would have increased 33%. The increase in net revenue was primarily the result of higher conversion rates and traffic on our e-commerce websites, including traffic driven by our Canadian and U.S. online warehouse sales held during the second quarter of fiscal 2015.
Other. Other net revenue decreased $6.9 million, or 11%, to $56.8 million in the first two quarters of fiscal 2015 from $63.7 million in the first two quarters of fiscal 2014. This decrease was primarily the result of a warehouse sale held during the first quarter of fiscal 2014 as well as fewer temporary locations being open during the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014 and decreased outlet sales.
Gross Profit
Gross profit increased $24.9 million, or 6%, to $417.9 million for the first two quarters of fiscal 2015 from $393.1 million for the first two quarters of fiscal 2014.
Gross profit as a percentage of net revenue, or gross margin, decreased by 300 basis points, to 47.7% in the first two quarters of fiscal 2015 from 50.7% in the first two quarters of fiscal 2014. The decrease in gross margin was primarily the result of:

•
an increase in fixed costs, including occupancy costs and depreciation, relative to the increase in net revenue, which contributed to a decrease in gross margin of 130 basis points. This was primarily due lease renewals, store relocations and renovations, and international expansion;

•	an increase in air freight costs of 70 basis points;

•	an unfavorable impact of foreign exchange rates which contributed to a decrease in gross margin of 70 basis points; and

•	a decrease in product margin of 30 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $27.9 million, or 11%, to $283.3 million in the first two quarters of fiscal 2015 from $255.4 million in the first two quarters of fiscal 2014. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $17.4 million primarily from a growth in labor hours and bonuses associated with new company-operated stores and showrooms;

•	an increase in head office costs of $7.7 million primarily as a result of increased marketing costs, professional fees, and head office employee costs;

•
an increase in variable costs such as credit card fees, distribution costs, and packaging, of $4.2 million primarily as a result of new company-operated stores as well as increased sales volume from our direct to consumer segment; and

•	an increase in other costs, including repairs and maintenance costs, of $2.5 million.
The increase in selling, general and administrative expenses was partially offset by an increase in net foreign exchange revaluation gains of $3.9 million.
As a percentage of net revenue, selling, general and administrative expenses decreased 60 basis points, to 32.3% in the first two quarters of fiscal 2015 from 32.9% in the first two quarters of fiscal 2014.
Income from Operations
Income from operations decreased $3.1 million, or 2%, to $134.6 million in the first two quarters of fiscal 2015 from $137.7 million in the first two quarters of fiscal 2014. The decrease was primarily the result of an increase in selling, general and administrative costs of $27.9 million, partially offset by increased gross profit of $24.9 million.

On a segment basis, we determine income from operations without taking into account our general corporate expenses.

Income from operations before general corporate expenses for the twenty-six week periods ended August 2, 2015 and August 3, 2014 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Twenty-Six Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$136,664	$150,596	20.9%	25.9%
Direct to consumer	67,121	51,182	40.5	39.5
Other	2,801	6,786	4.9	10.6
Income from operations before general corporate expense	206,586	208,564
General corporate expense	71,971	70,875
Income from operations	$134,615	$137,689
Company-operated Stores. Income from operations from our company-operated stores segment decreased $13.9 million, or 9%, to $136.7 million for the first two quarters of fiscal 2015 from $150.6 million for the first two quarters of fiscal 2014 primarily due to an increase in employee costs as well as operating expenses associated with new stores partially offset by increased gross profit of $12.4 million. Income from operations as a percentage of company-operated stores revenue decreased by 500 basis points primarily due to lower gross margin and deleverage of selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $15.9 million, or 31%, to $67.1 million for the first two quarters of fiscal 2015 from $51.2 million for the first two quarters of fiscal 2014. The increase was primarily the result of increased gross profit of $16.7 million primarily due to increased net revenue resulting from higher conversion rates and increased traffic on our e-commerce websites, partially offset by increased selling, general and administrative expenses related to our long-term strategy for developing this channel. Income from operations as a percentage of direct to consumer revenue increased by 100 basis points.
Other. Other income from operations decreased $4.0 million, or 59%, to $2.8 million for the first two quarters of fiscal 2015 from $6.8 million for the first two quarters of fiscal 2014. The decrease was primarily the result of decreased gross profit of $4.3 million in the second quarter of fiscal 2015. Income from operations as a percentage of other net revenue decreased by 570 basis points primarily due to decreased net revenues, lower gross margin, deleverage of selling, general and administrative expenses, and due to an increased number of showrooms in new international markets which have a higher cost structure than North America.
General Corporate Expense. General corporate expense increased $1.1 million, or 2%, to $72.0 million for the first two quarters of fiscal 2015 from $70.9 million for the first two quarters of fiscal 2014. This was primarily due to increased head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects.
Other Income, Net
Other income, net decreased $2.2 million, or 61%, to $1.4 million in the first two quarters of fiscal 2015 from $3.5 million in the first two quarters of fiscal 2014. The decrease was primarily due to less interest earned on our decreased cash and cash equivalents balance compared to the first two quarters of fiscal 2014 and due to a higher proportion of cash held in the U.S., where we earn lower rates of interest. During fiscal 2014, we distributed dividends from foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.
Provision for Income Taxes
Provision for income taxes decreased $33.0 million, or 45%, to $40.5 million in the first two quarters of fiscal 2015 from $73.5 million in the first two quarters of fiscal 2014. In the first two quarters of fiscal 2015, our effective tax rate was 29.8% compared to 52.0% in the first two quarters of fiscal 2014. The decrease in our effective tax rate was a result of a tax expense of $31.3 million recorded during the first two quarters of fiscal 2014 to provide for U.S. income and applicable foreign withholding taxes on dividends which were distributed during fiscal 2014 from foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.
Net Income
Net income increased $27.8 million to $95.5 million for the first two quarters of fiscal 2015 from $67.7 million for the first two quarters of fiscal 2014. The increase in net income was primarily a result of a decrease in provision for income taxes of $33.0 million and an increase in gross profit of $24.9 million, partially offset by an increase in selling, general and administrative expenses of $27.9 million and a decrease in other income, net of $2.2 million.
Non-GAAP Financial Measures
Net revenue changes in constant dollars, total comparable sales in constant dollars, comparable store sales in constant dollars, and changes in direct to consumer net revenue in constant dollars are non-GAAP performance measures.
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
The below performance measures show the dollar and percentage change compared to the corresponding period in the prior year.
Constant dollar changes in net revenue

	Thirteen Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Net revenue increase	$62,302	$46,195	16%	13%
Adjustments due to foreign exchange rate changes	20,293	5,082	5	2
Net revenue increase in constant dollars	$82,595	$51,277	21%	15%

	Twenty-Six Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Net revenue increase	$101,228	$85,031	13%	12%
Adjustments due to foreign exchange rate changes	35,788	15,212	5	3
Net revenue increase in constant dollars	$137,016	$100,243	18%	15%

Constant dollar total comparable sales

	Thirteen Weeks Ended August 2, 2015 and August 3, 2014		Twenty-Six Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(Percentages)		(Percentages)
Total comparable sales[1]	6%	(1)%	4%	(1)%
Adjustments due to foreign exchange rate changes	5	1	4	2
Total comparable sales in constant dollars[1]	11%	—%	8%	1%
__________
1Total comparable sales includes comparable store sales and direct to consumer sales. Comparable store sales reflects net revenue at company-operated stores that have been open for at least 12 months.
Constant dollar comparable store sales

	Thirteen Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Comparable store sales[1]	$1,390	$(18,914)	1%	(7)%
Adjustments due to foreign exchange rate changes	12,833	3,382	5	2
Comparable store sales in constant dollars[1]	$14,223	$(15,532)	6%	(5)%

	Twenty-Six Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Comparable store sales[1]	$(10,748)	$(36,258)	(2)%	(7)%
Adjustments due to foreign exchange rate changes	22,531	10,126	4	2
Comparable store sales in constant dollars[1]	$11,783	$(26,132)	2%	(5)%
_________
1Comparable store sales reflects net revenue at company-operated stores that have been open for at least 12 months.
Constant dollar changes in direct to consumer revenue

	Thirteen Weeks Ended August 2, 2015 and August 3, 2014		Twenty-Six Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014	2015	2014
	(Percentages)		(Percentages)
Change in direct to consumer revenue	30%	29%	28%	25%
Adjustments due to foreign exchange rate changes	5	1	5	2
Change in direct to consumer revenue in constant dollars	35%	30%	33%	27%
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
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations and borrowings available under our revolving credit facility. Our primary cash needs are capital expenditures for opening new stores and remodeling existing stores, making information technology system enhancements and funding working capital requirements. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.

At August 2, 2015, our working capital (excluding cash and cash equivalents) was $228.9 million and our cash and cash equivalents were $541.3 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Twenty-Six Weeks Ended August 2, 2015 and August 3, 2014
	2015	2014
	(In thousands)
Total cash provided by (used in):
Operating activities	$32,161	$123,985
Investing activities	(65,118)	(52,102)
Financing activities	(78,837)	(57,167)
Effect of exchange rate changes on cash	(11,423)	11,708
(Decrease) increase in cash and cash equivalents	$(123,217)	$26,424
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
Cash provided by operating activities decreased $91.8 million, to $32.2 million for the second quarter of fiscal 2015 compared to $124.0 million for the second quarter of fiscal 2014. The decrease was primarily the result of increased inventory purchased during the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014 as well as an increase in prepaid taxes. Inventory increased during the first two quarters of fiscal 2015 primarily due to the opening of new stores, increased inventory levels to support the sales growth in our direct to consumer and store segments, and due to the timing of product deliveries.
Investing Activities
Investing Activities relate entirely to capital expenditures. Cash used in investing activities increased $13.0 million to $65.1 million for the first two quarters of fiscal 2015 from $52.1 million for the first two quarters of fiscal 2014. The increase was primarily the result of increased capital expenditures related to new company-operated stores as well as computer software to support our growth.
Financing Activities
Financing Activities consist primarily of cash used to repurchase shares of our common stock, cash received on the exercise of stock options, taxes paid related to the net share settlement of stock-based compensation, and excess tax benefits from stock-based compensation. Cash used in financing activities increased $21.7 million, to $78.8 million for the first two quarters of fiscal 2015 compared to $57.2 million for the first two quarters of fiscal 2014. We began our stock repurchase program in the second quarter of fiscal 2014, and our cash used in financing activities for the first two quarters of fiscal 2015 included $82.0 million to repurchase 1.3 million shares compared to $55.8 million to repurchase 1.4 million shares for the first two quarters of fiscal 2014.
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
At August 2, 2015, aside from letters of credit, there were no borrowings outstanding under these credit facilities.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of August 2, 2015, letters of credit totaling $3.1 million have been issued.
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
Operating Locations
Our company-operated stores by brand and by country as of August 2, 2015 and February 1, 2015, are summarized in the table below.

	August 2, 2015	February 1, 2015
lululemon athletica
United States	215	200
Canada	48	46
Australia	26	26
New Zealand	5	5
United Kingdom	4	2
Singapore	2	1
Hong Kong	1	—
	301	280
ivivva athletica
United States	23	11
Canada	12	11
	35	22
Total	336	302

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
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A strengthening of the U.S. dollar against the Canadian dollar results in:

•	a decrease in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

•	a decrease in our selling, general and administrative expenses incurred by our Canadian operations into U.S. dollars for the purposes of consolidation; and

•	foreign exchange gains by our Canadian subsidiaries on U.S. dollar cash and receivables denominated in U.S. dollars.
During the first two quarters of fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $18.1 million increase in accumulated other comprehensive loss within stockholders' equity. During the first two quarters of fiscal 2014, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $15.7 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first two quarters of fiscal 2015 would have resulted in additional income from operations of approximately $1.7 million in the first two quarters of fiscal 2015. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first two quarters of fiscal 2015. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. Our revolving credit facilities provide us with available borrowings in amount up to $15.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of August 2, 2015, aside from letters of credit, we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 2, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 2, 2015, our disclosure controls and procedures were effective.
There was no change in internal control over financial reporting during the thirteen weeks ended August 2, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
On July 2, 2013, plaintiff Houssam Alkhoury filed a putative shareholder class action entitled Alkhoury v. lululemon athletica inc., et al., No. 13-CV-4596 (S.D.N.Y.) against lululemon, a certain director and a certain officer of ours. This proceeding is discussed in our Annual Report on Form 10-K filed with the SEC on March 26, 2015, and in its Quarterly Report on Form 10-Q filed with the SEC on June 9, 2015. On April 18, 2014, the Court dismissed all of Lead Plaintiff's claims for failure to state a claim. Lead Plaintiff appealed this decision and on May 15, 2015, the Court of Appeals dismissed the plaintiff's appeal.
On July 15, 2015, plaintiffs Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund and Laborers' District Council Industry Pension Fund filed in the Delaware Court of Chancery a derivative lawsuit on behalf of lululemon against certain of our current and former directors, captioned Laborers' District Council Industry Pension Fund v. Bensoussan, et al., C.A. No. 11293-CB. Plaintiffs claim that the individual defendants breached their fiduciary duties to lululemon by allegedly failing to investigate certain trades of lululemon stock owned by Dennis J. Wilson in 2013. Plaintiffs also claim that Mr. Wilson breached his fiduciary duties by making his broker aware of certain non-public, material events prior to executing sales of lululemon stock on Mr. Wilson's behalf. On August 18, 2015, the individual defendants (including Mr. Wilson) filed motions to dismiss the action pursuant to Court of Chancery Rules 23.1 and 12(b)(6) for failure to adequately plead that demand on the board was excused and for failure to state a claim upon which relief may be granted. Also on August 18, 2015, we filed a motion to dismiss the action pursuant to Court of Chancery Rule 23.1 for failure to adequately plead that demand on the board was excused.
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
The market for technical athletic apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on women's athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in yoga apparel and other activewear. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, store development, marketing, distribution and other resources than we do. In addition, our technical athletic apparel is sold at a price premium to traditional athletic apparel.
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
In addition, because we hold limited patents and exclusive intellectual property rights in the technology, fabrics or processes underlying our products, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrication techniques and styling similar to our products.
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
Our fabrics and manufacturing technology generally are not patented and can be imitated by our competitors.
The intellectual property rights in the technology, fabrics and processes used to manufacture our products generally are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we do not generally own patents or hold exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenue and profitability could suffer.
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
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A strengthening of the U.S. dollar against the Canadian dollar results in:

•	a decrease in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

•	a decrease in our selling, general and administrative expenses incurred by our Canadian operations into U.S. dollars for the purposes of consolidation; and

•	foreign exchange gains by our Canadian subsidiaries on U.S. dollar cash and receivables denominated in U.S. dollars.
During the first two quarters of fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $18.1 million increase in accumulated other comprehensive loss within stockholders' equity. During the first two quarters of fiscal 2014, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $15.7 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first two quarters of fiscal 2015 would have resulted in additional income from operations of approximately $1.7 million in the first two quarters of fiscal 2015. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first two quarters of fiscal 2015. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.

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
Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended August 2, 2015 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 4, 2015 - May 31, 2015	295,479	$63.86	295,479	$264,964,678
June 1, 2015 - July 5, 2015	379,120	64.43	379,120	240,537,912
July 6, 2015 - August 2, 2015	313,017	63.47	313,017	220,669,923
Total	987,616		987,616
__________

(1)	Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2015.

(2)
Our stock repurchase program was approved by our board of directors in June 2014. Common shares are repurchased in the open market at prevailing market prices, with the timing and actual number of common shares to be repurchased depending upon market conditions, eligibility to trade, and other factors. The repurchases may be made up until June 2016, and the maximum dollar value of shares to be repurchased is $450 million.

The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended August 2, 2015 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 4, 2015 - May 31, 2015	8,033	$63.34	8,033	5,248,869
June 1, 2015 - July 5, 2015	12,156	65.03	12,156	5,236,713
July 6, 2015 - August 2, 2015	8,595	62.98	8,595	5,228,118
Total	28,784		28,784
__________

(1)	Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2015.

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

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock-based compensation awards.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, effective as of June 4, 2015 between lululemon athletica inc. and Miguel Almeida	X

10.2	Second Amended and Restated Registration Rights Agreement, dated June 18, 2015, by and among lululemon athletica inc. and the parties named therein	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Stuart Haselden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: September 9, 2015

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, effective as of June 4, 2015 between lululemon athletica inc. and Miguel Almeida	X

10.2	Second Amended and Restated Registration Rights Agreement, dated June 18, 2015, by and among lululemon athletica inc. and the parties named therein	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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