Form 10-Q
period 2015-11-01
lululemon athletica inc.
filed 2015-12-09
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 3, 2015, there were 128,749,784 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At December 3, 2015, there were outstanding 9,803,819 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at December 3, 2015, the registrant had outstanding 9,803,819 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	November 1, 2015	February 1, 2015
ASSETS
Current assets
Cash and cash equivalents	$403,446	$664,479
Accounts receivable	12,463	13,746
Inventories	357,753	208,116
Prepaid income taxes	124,776	40,547
Other prepaid expenses and other current assets	30,066	24,124
	928,504	951,012
Property and equipment, net	346,705	296,008
Goodwill and intangible assets, net	25,407	26,163
Deferred income tax assets	10,759	16,018
Other non-current assets	10,184	7,012
	$1,321,559	$1,296,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,845	$9,339
Accrued inventory liabilities	40,250	22,296
Accrued compensation and related expenses	44,074	29,932
Income taxes payable	46,829	20,073
Unredeemed gift card liability	35,123	46,252
Other accrued liabilities	36,207	31,989
	208,328	159,881
Deferred income tax liabilities	3,524	3,633
Other non-current liabilities	49,748	43,131
	261,600	206,645
Stockholders' equity
Undesignated preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Exchangeable stock, no par value, 60,000 shares authorized, issued and outstanding 9,804 and 9,833	—	—
Special voting stock, $0.000005 par value, 60,000 shares authorized, issued and outstanding 9,804 and 9,833	—	—
Common stock, $0.005 par value, 400,000 shares authorized, issued and outstanding 129,581 and 132,112	648	661
Additional paid-in capital	246,814	241,695
Retained earnings	1,003,331	1,020,619
Accumulated other comprehensive loss	(190,834)	(173,407)
	1,059,959	1,089,568
	$1,321,559	$1,296,213
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Thirteen Weeks Ended November 1, 2015	Thirteen Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended November 2, 2014
Net revenue	$479,693	$419,396	$1,356,247	$1,194,722
Cost of goods sold	254,896	208,308	713,548	590,583
Gross profit	224,797	211,088	642,699	604,139
Selling, general and administrative expenses	156,619	129,932	439,906	385,294
Income from operations	68,178	81,156	202,793	218,845
Other income (expense), net	(2,890)	1,814	(1,519)	5,347
Income before income tax expense	65,288	82,970	201,274	224,192
Income tax expense	12,135	22,519	52,643	96,012
Net income	$53,153	$60,451	$148,631	$128,180

Other comprehensive loss:
Foreign currency translation adjustment	(665)	(29,256)	(17,427)	(13,202)
Comprehensive income	$52,488	$31,195	$131,204	$114,978

Basic earnings per share	$0.38	$0.42	$1.05	$0.89
Diluted earnings per share	$0.38	$0.42	$1.05	$0.88
Basic weighted-average number of shares outstanding	140,282	143,180	141,198	144,581
Diluted weighted-average number of shares outstanding	140,457	143,441	141,470	144,949
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance at February 1, 2015	9,833		9,833	$—	132,112	$661	$241,695	$1,020,619	$(173,407)	$1,089,568
Net income								148,631		148,631
Foreign currency translation adjustment									(17,427)	(17,427)
Common stock issued upon exchange of exchangeable shares	(29)		(29)	—	29	—	—			—
Stock-based compensation expense							6,639			6,639
Excess tax benefit from stock-based compensation							666			666
Common stock issued upon settlement of stock-based compensation					336	2	4,438			4,440
Shares withheld related to net share settlement of stock-based compensation					(41)	—	(2,439)			(2,439)
Repurchase of common stock					(2,855)	(15)	(4,040)	(165,919)		(169,974)
Registration fees associated with prospectus supplement							(145)			(145)
Balance at November 1, 2015	9,804		9,804	$—	129,581	$648	$246,814	$1,003,331	$(190,834)	$1,059,959
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Thirty-Nine Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended November 2, 2014
Cash flows from operating activities
Net income	$148,631	$128,180
Items not affecting cash
Depreciation and amortization	52,498	41,709
Stock-based compensation expense	6,639	5,382
Deferred income taxes	5,105	20,917
Excess tax benefits from stock-based compensation	(666)	(53)
Other, including net changes in other non-cash balances
Prepaid income taxes	(83,564)	(18,054)
Other prepaid expenses and other current assets	(6,097)	(6,054)
Inventories	(151,317)	(44,595)
Accounts payable	(3,448)	(2,980)
Accrued inventory liabilities	18,415	27,222
Other accrued liabilities	4,416	4,706
Income taxes payable	27,166	2,347
Accrued compensation and related expenses	14,448	13,815
Other non-cash balances	(6,286)	(5,701)
Net cash provided by operating activities	25,940	166,841
Cash flows from investing activities
Purchase of property and equipment	(108,061)	(89,373)
Net cash used in investing activities	(108,061)	(89,373)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	4,440	2,452
Excess tax benefits from stock-based compensation	666	53
Taxes paid related to net share settlement of equity awards	(2,439)	(4,020)
Repurchase of common stock	(169,974)	(130,266)
Registration fees associated with prospectus supplement	(145)	—
Net cash used in financing activities	(167,452)	(131,781)
Effect of exchange rate changes on cash and cash equivalents	(11,460)	(10,754)
Decrease in cash and cash equivalents	(261,033)	(65,067)
Cash and cash equivalents, beginning of period	664,479	698,649
Cash and cash equivalents, end of period	$403,446	$633,582
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
(Amounts in thousands, except per share and store count information, unless otherwise indicated)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, showrooms, a network of wholesale accounts, outlets and warehouse sales. The Company operates stores in the United States, Canada, Australia, New Zealand, the United Kingdom, Singapore, Hong Kong, Germany, and Puerto Rico. There were a total of 354 and 302 company-operated stores in operation as of November 1, 2015 and February 1, 2015, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of November 1, 2015 and for the thirteen and thirty-nine weeks ended November 1, 2015 and November 2, 2014 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 1, 2015 is derived from the Company's audited consolidated financial statements and notes for the fiscal year ended February 1, 2015, included in Item 8 in the Company's fiscal 2014 Annual Report on Form 10-K filed with the SEC on March 26, 2015. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's fiscal 2014 Annual Report on Form 10-K.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. In July 2015, the FASB deferred the effective date for public companies to years, and interim periods within those years, beginning after December 15, 2017, with early application permitted only as of years, and interim periods within those years, beginning after December 15, 2016. This guidance will be effective for the Company beginning in its first quarter of fiscal 2018. The Company is currently evaluating the timing of adoption and impact that this new guidance may have on its consolidated financial statements.
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
Stock-based compensation expense charged to income for the plans was $6,639 and $5,382 for the thirty-nine weeks ended November 1, 2015 and November 2, 2014, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $33,247 at November 1, 2015, which is expected to be recognized over a weighted-average period of 2.5 years.
Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of November 1, 2015 and changes during the thirty-nine week period then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Balance at February 1, 2015	879	$39.25	452	$59.27	62	$42.86	186	$45.75
Granted	388	57.74	152	63.86	19	66.07	230	62.16
Exercised/vested	228	19.43	55	67.26	30	39.08	37	44.98
Forfeited	140	55.55	134	63.35	4	38.25	39	50.95
Balance at November 1, 2015	899	$49.74	415	$58.57	47	$54.97	340	$56.33
Exercisable at November 1, 2015	253	$37.85

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
Employee stock purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits as defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares available under the ESPP is 6,000 shares. During the thirteen weeks ended November 1, 2015, there were 29 shares purchased under the ESPP in the open market.
NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended November 1, 2015	Thirteen Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended November 2, 2014
Net income	$53,153	$60,451	$148,631	$128,180
Basic weighted-average number of shares outstanding	140,282	143,180	141,198	144,581
Assumed conversion of dilutive stock options and awards	175	261	272	368
Diluted weighted-average number of shares outstanding	140,457	143,441	141,470	144,949
Basic earnings per share	$0.38	$0.42	$1.05	$0.89
Diluted earnings per share	$0.38	$0.42	$1.05	$0.88
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the thirty-nine weeks ended November 1, 2015 and November 2, 2014, 77 and 369 stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450,000. The common stock is to be repurchased in the open market at prevailing market prices, with the timing and actual number of shares to be repurchased depending upon market conditions and other factors. The repurchases may be made up until June 2016. During the thirty-nine weeks ended November 1, 2015 and November 2, 2014, 2,855 and 3,261 shares, respectively, were repurchased under the program at a total cost of $169,974 and $130,266, respectively. Subsequent to November 1, 2015, and up to December 3, 2015, 832 shares were repurchased at a total cost of $40,817.

NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain balance sheet accounts is as follows:

	November 1, 2015	February 1, 2015
Inventories:
Finished goods	$364,079	$214,113
Provision to reduce inventory to market value	(6,326)	(5,997)
	$357,753	$208,116
Property and equipment:
Land	$59,086	$60,548
Buildings	32,226	29,099
Leasehold improvements	219,620	176,677
Furniture and fixtures	67,769	55,320
Computer hardware	43,774	35,457
Computer software	109,634	84,854
Equipment and vehicles	12,058	11,908
Accumulated depreciation	(197,462)	(157,855)
	$346,705	$296,008
Goodwill and intangible assets:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,252)	(1,083)
	24,244	24,413
Intangibles—reacquired franchise rights	10,150	10,150
Accumulated amortization	(8,879)	(8,264)
Changes in foreign currency exchange rates	(108)	(136)
	1,163	1,750
	$25,407	$26,163
Other accrued liabilities:
Sales tax collected	$9,833	$8,579
Accrued rent	5,425	5,567
Other	20,949	17,843
	$36,207	$31,989
Other non-current liabilities:
Deferred lease liability	$25,149	$20,837
Tenant inducements	24,599	22,294
	$49,748	$43,131
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
On July 15, 2015, plaintiffs Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund and Laborers' District Council Industry Pension Fund filed in the Delaware Court of Chancery a derivative lawsuit on behalf of lululemon against certain current and former directors of lululemon, captioned Laborers' District Council Industry Pension Fund v. Bensoussan, et al., C.A. No. 11293-CB. This proceeding is discussed in the Company's Quarterly Report on Form 10-Q filed with the SEC on September 10, 2015. On August 18, 2015, the individual defendants (including Mr. Wilson) filed motions to dismiss the action pursuant to Court of Chancery Rules 23.1 and 12(b)(6) for failure to adequately plead that demand on the board was excused and for failure to state a claim upon which relief may be granted. Also on August 18, 2015, the Company filed a motion to dismiss the action pursuant to Court of Chancery Rule 23.1 for failure to adequately plead that demand on the board was excused.
On October 9, 2015, current and former hourly employees of the Company filed a class action lawsuit in the Supreme Court of New York entitled Rebecca Gathmann-Landini et al v. lululemon USA inc. The lawsuit alleges that the Company violated various New York labor codes by failing to pay all earned wages, including overtime compensation. The plaintiffs are seeking an unspecified amount of damages. The Company intends to vigorously defend this matter.
NOTE 7. INCOME TAXES
During the third quarter of fiscal 2015, the Company recorded certain tax and related interest adjustments which resulted in a net income tax recovery of $7,713 and a related net interest expense of $3,606.
The components of the tax adjustments are as follows:

Thirteen Weeks Ended November 1, 2015
Income tax expense, before tax adjustments	$19,848

Advance Pricing Arrangement adjustments, net	(5,095)
Tax on foreign earnings expected to be repatriated	7,838
Tax adjustment on foreign tax credit calculations for fiscal 2014	(10,456)
Total tax adjustments	(7,713)

Income tax expense	$12,135
A summary reconciliation of the effective tax rate is as follows:

	Thirteen Weeks Ended November 1, 2015	Thirteen Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended November 2, 2014
Federal income tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Foreign tax rate differentials, U.S. state taxes, and other	(6.2)	(7.9)	(5.5)	(6.1)
Effective tax rate, excluding tax and related interest adjustments	28.8	27.1	29.5	28.9

Advance Pricing Arrangement adjustments, net	(6.4)	—	(2.0)	—
Tax on foreign earnings expected to be repatriated	11.4	—	3.8	—
Tax adjustment on foreign tax credit calculations for fiscal 2014	(15.2)	—	(5.1)	13.9
Tax and related interest adjustments	(10.2)	—	(3.3)	13.9

Effective tax rate	18.6%	27.1%	26.2%	42.8%
The tax and related interest adjustments impacted diluted earnings per share as follows:

	Thirteen Weeks Ended November 1, 2015	Thirteen Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended November 2, 2014
Diluted earnings per share	$0.38	$0.42	$1.05	$0.88
Tax and related interest adjustments	(0.03)	—	(0.03)	0.22
Diluted earnings per share, excluding tax and related interest adjustments	$0.35	$0.42	$1.02	$1.10

Advance Pricing Arrangement adjustments, net
The Company evaluates its tax filing positions and for uncertain tax positions recognizes the largest amount of tax benefit that is considered more likely than not to be sustained upon examination by the relevant taxing authorities based on the technical merits of the position. This determination requires the use of significant judgment. Income tax expense is adjusted in the period in which the uncertain tax position is effectively settled, the statute of limitations expires, facts or circumstances change, tax laws change, or new information becomes available.
The Company's uncertain tax positions include the Company's inter-company transfer pricing policies and the allocation of income between tax jurisdictions. During the third quarter of fiscal 2015, the Company received new communications with respect to the bilateral Advance Pricing Arrangement ("APA") which the Company is in the process of finalizing with the Internal Revenue Service ("IRS") and the Canada Revenue Agency ("CRA"). This resulted in a reassessment of the expected probable outcome of the APA and the related estimates of the amount of tax payable in each jurisdiction, for fiscal 2011 through fiscal 2015.
The Company has determined that it is considered more likely than not that the outcome of the APA will result in a decrease in taxable income in the United States and an increase in taxable income in Canada. This change in the expected outcome of the APA also has an impact on the foreign tax credits relating to the dividends paid in fiscal 2014. These changes resulted in a net income tax recovery of $5,095 during the third quarter of fiscal 2015. The Company has also recognized a related net interest expense of $3,606 in other income (expense), net.
The Company anticipates that the APA will be finalized within the next twelve months. The Company’s tax position will be updated as new information becomes available. Should the terms of the final APA differ to the Company’s assessment of the most likely outcome, it is possible that the Company may record income tax adjustments of up to approximately $10,000.
Tax on foreign earnings expected to be repatriated
The undistributed earnings of the foreign subsidiaries as of November 1, 2015 was approximately $606,548.
As a result of the change in the expected outcome of the APA described above, it is now expected that a significant intercompany debt between one of the Company's U.S. subsidiaries and a Canadian subsidiary will arise upon the finalization of the APA, and that the ongoing net cash flow of the Company's U.S. operations will be lower than previously expected. As a result, the Company intends to distribute up to $156,000 to the U.S. parent entity to finance the payment of this intercompany debt. As these foreign earnings are no longer considered indefinitely reinvested, the Company has recorded an incremental tax expense and deferred tax liability as of November 1, 2015 of $7,838 to provide for U.S. income and applicable foreign withholding taxes on this expected distribution.
The remaining undistributed earnings of the foreign subsidiaries are indefinitely reinvested, and as a result, no provision has been made for the U.S. income or foreign withholding taxes which would be payable upon distribution of these earnings. In reaching the conclusion that the undistributed earnings of foreign subsidiaries are indefinitely reinvested, the Company considers its international expansion plans, projected working capital needs, projected head office capital investments, forecasted cash flow requirements within the United States, and other factors the Company believes are relevant.
Tax adjustment on foreign tax credit calculations for fiscal 2014
In fiscal 2014, the Company recorded a tax expense of $33,746 representing the estimated U.S. income tax and foreign withholding tax payable on the repatriation of earnings in the form of dividends of $473,700, which were distributed during fiscal 2014 by foreign subsidiaries to the U.S. parent entity to fund the share repurchase program. During the third quarter of fiscal 2015, the Company finalized the amount of U.S. income tax payable on these distributions and recognized an adjustment on the foreign tax credits that had been initially calculated for the prior year distributions, which resulted in the recognition of an income tax recovery of $10,456 during the third quarter of fiscal 2015.

NOTE 8. SEGMENT REPORTING
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

	Thirteen Weeks Ended November 1, 2015	Thirteen Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended November 2, 2014
Net revenue:
Company-operated stores	$353,399	$310,014	$1,007,272	$892,156
Direct to consumer	89,330	77,203	255,205	206,658
Other	36,964	32,179	93,770	95,908
	$479,693	$419,396	$1,356,247	$1,194,722
Income from operations before general corporate expense:
Company-operated stores	$70,729	$73,990	$207,393	$224,966
Direct to consumer	37,985	32,292	105,106	83,596
Other	1,569	3,279	4,370	9,507
	110,283	109,561	316,869	318,069
General corporate expense	42,105	28,405	114,076	99,224
Income from operations	68,178	81,156	202,793	218,845
Other (expense) income, net	(2,890)	1,814	(1,519)	5,347
Income before income tax expense	$65,288	$82,970	$201,274	$224,192

Capital expenditures:
Company-operated stores	$30,909	$24,207	$72,541	$55,879
Direct to consumer	3,744	4,076	5,676	8,939
Corporate	8,290	8,988	29,844	24,555
	$42,943	$37,271	$108,061	$89,373
Depreciation and amortization:
Company-operated stores	$13,126	$9,912	$36,139	$27,335
Direct to consumer	1,759	1,991	4,894	4,252
Corporate	4,822	3,710	11,465	10,122
	$19,707	$15,613	$52,498	$41,709

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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K.
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
Financial Highlights

•
Our net revenue increased from $419.4 million in the third quarter of fiscal 2014 to $479.7 million in the third quarter of fiscal 2015, representing a growth rate of 14%. This increase resulted primarily from the addition of 65 new company-operated stores since the third quarter of fiscal 2014, and increased direct to consumer net revenue.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 3% in the third quarter of fiscal 2015, and increased by 9% on a constant dollar basis.

•
Company-operated stores accounted for 73.7% of net revenue in the third quarter of fiscal 2015 compared to 73.9% of net revenue in the third quarter of fiscal 2014. Comparable store sales increased by 6% on a constant dollar basis for the third quarter of fiscal 2015 primarily as a result of increased traffic and increased dollar value per transaction.

•
Our direct to consumer segment is an increasingly substantial part of our growth strategy, and represented 18.6% of our net revenue in the third quarter of fiscal 2015 compared to 18.4% in the third quarter of fiscal 2014. Direct to consumer net revenue increased 21% on a constant dollar basis primarily as the result of higher traffic and conversion rates on our e-commerce websites.

•
Gross profit for the third quarter of fiscal 2015 increased by 7% to $224.8 million, from $211.1 million in the third quarter of fiscal 2014. Gross profit as a percentage of net revenue, or gross margin, decreased to 46.9% compared to 50.3% in the third quarter of fiscal 2014. The decrease in gross margin was primarily due to increased product costs, increased fixed costs, including occupancy and depreciation, unfavorable foreign exchange rates, and increased markdowns and discounts.

•
Income from operations for the third quarter of fiscal 2015 decreased by 16% to $68.2 million, from $81.2 million in the third quarter of fiscal 2014. As a percentage of net revenue, income from operations decreased to 14.2% compared to 19.4% of net revenue in the third quarter of fiscal 2014.

•
The income tax expense for the third quarter of fiscal 2015 was $12.1 million, which includes an income tax recovery of $7.7 million related to the Company's transfer pricing arrangements and taxes associated with the repatriation of foreign earnings. In addition, there was a related net interest expense of $3.6 million. The tax rate excluding these adjustments was 28.8% in the third quarter of fiscal 2015 compared to 27.1% in the third quarter of fiscal 2014. The effective tax rate in the third quarter of fiscal 2015 including these tax and related interest adjustments was 18.6%.

•
Diluted earnings per share for the third quarter of fiscal 2015 were $0.38 compared to $0.42 in the third quarter of fiscal 2014. Excluding certain tax and related interest adjustments, diluted earnings per share were $0.35 for the third quarter of fiscal 2015.

Refer to the non-GAAP reconciliation tables contained in the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for reconciliations of constant dollar total comparable sales, constant dollar comparable store sales, constant dollar changes in direct to consumer net revenue, the effective tax rate excluding certain tax and related interest adjustments, and diluted earnings per share excluding certain tax adjustments to measures calculated in accordance with United States generally accepted accounting principles ("GAAP").

Results of Operations
Thirteen Week Results
The following table summarizes key components of our results of operations for the thirteen weeks ended November 1, 2015 and November 2, 2014. The operating results are expressed in dollar amounts. The percentages are presented as a percentage of net revenue.

	Thirteen Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Net revenue	$479,693	$419,396	100.0%	100.0%
Cost of goods sold	254,896	208,308	53.1	49.7
Gross profit	224,797	211,088	46.9	50.3
Selling, general and administrative expenses	156,619	129,932	32.7	30.9
Income from operations	68,178	81,156	14.2	19.4
Other income (expense), net	(2,890)	1,814	(0.6)	0.4
Income before income tax expense	65,288	82,970	13.6	19.8
Income tax expense	12,135	22,519	2.5	5.4
Net income	$53,153	$60,451	11.1%	14.4%
Net Revenue
Net revenue increased $60.3 million, or 14%, to $479.7 million for the third quarter of fiscal 2015 from $419.4 million for the third quarter of fiscal 2014. Assuming the average exchange rates for the third quarter of fiscal 2015 remained constant with the average exchange rates for the third quarter of fiscal 2014, our net revenue would have increased $85.0 million, or 20%.
The net revenue increase was driven primarily by sales from new company-operated stores and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer, increased 3% in the third quarter of fiscal 2015. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased 9%.
Our net revenue on a segment basis for the thirteen weeks ended November 1, 2015 and November 2, 2014 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Thirteen Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$353,399	$310,014	73.7%	73.9%
Direct to consumer	89,330	77,203	18.6	18.4
Other	36,964	32,179	7.7	7.7
Net revenue	$479,693	$419,396	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $43.4 million, or 14%, to $353.4 million in the third quarter of fiscal 2015 from $310.0 million in the third quarter of fiscal 2014. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened subsequent to November 2, 2014, and therefore not included in comparable store sales, contributed $43.1 million to the increase. We have opened 65 new company-operated stores since the third quarter of fiscal 2014, including 51 stores in the United States, four stores in the United Kingdom, three stores in Canada, two stores in each of Hong Kong and Singapore, and one store in each of Australia, Germany, and Puerto Rico; and

•
A comparable store sales increase of less than 1% in the third quarter of fiscal 2015 resulted in a $0.3 million increase to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have increased 6%, or $16.2 million, in the third quarter of fiscal 2015. The increase in comparable store sales was primarily as a result of increased traffic and increased dollar value per transaction.
Direct to Consumer. Net revenue from our direct to consumer segment increased $12.1 million, or 16%, to $89.3 million in the third quarter of fiscal 2015 from $77.2 million in the third quarter of fiscal 2014. Excluding the effect of foreign exchange fluctuations, direct to consumer revenue would have increased 21%. The increase in net revenue was primarily the result of increased traffic and higher conversion rates on our e-commerce websites.
Other. Other net revenue increased $4.8 million, or 15%, to $37.0 million in the third quarter of fiscal 2015 from $32.2 million in the third quarter of fiscal 2014. This increase was primarily the result of two warehouse sales held during the third quarter of fiscal 2015 and an increased number of outlets open during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.
Gross Profit
Gross profit increased $13.7 million, or 7%, to $224.8 million for the third quarter of fiscal 2015 from $211.1 million for the third quarter of fiscal 2014.
Gross profit as a percentage of net revenue, or gross margin, decreased by 340 basis points, to 46.9% in the third quarter of fiscal 2015 from 50.3% in the third quarter of fiscal 2014. The decrease in gross margin was primarily the result of:

•	a decrease in product margin of 130 basis points primarily due to increased product costs, partially offset by a decrease in air freight costs;

•
an increase in fixed costs, including occupancy and depreciation, relative to the increase in net revenue, which contributed to a decrease in gross margin of 120 basis points. This was primarily due to higher store opening costs, international expansion, and renovations and relocations of existing locations;

•	an unfavorable impact of foreign exchange rates on product costs which contributed to a decrease in gross margin of 90 basis points; and

•	an increase in markdowns and discounts of 70 basis points.
The increase in gross margin was partially offset by a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, of 70 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $26.7 million, or 21%, to $156.6 million in the third quarter of fiscal 2015 from $129.9 million in the third quarter of fiscal 2014. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in head office costs of $9.3 million primarily as a result of increased head office employee costs, professional fees, travel costs, and repairs and maintenance costs;

•	an increase in employee costs of $7.6 million primarily from a growth in bonuses and labor hours associated with new company-operated stores and showrooms;

•	an increase in other costs, including depreciation, repairs and maintenance costs, and communication costs of $4.4 million;

•	an increase in net foreign exchange revaluation losses of $3.4 million; and

•
an increase in variable costs such as distribution costs, packaging, and credit card fees of $2.9 million primarily as a result of increased sales volume from our direct to consumer segment as well as new company-operated stores.

The increase in selling, general and administrative expenses was partially offset by a decrease in administrative costs related to our direct to consumer segment of $0.9 million.
As a percentage of net revenue, selling, general and administrative expenses increased 180 basis points, to 32.7% in the third quarter of fiscal 2015 from 30.9% in the third quarter of fiscal 2014.
Income from Operations
Income from operations decreased $13.0 million, or 16%, to $68.2 million in the third quarter of fiscal 2015 from $81.2 million in the third quarter of fiscal 2014. The decrease was primarily the result of an increase in selling, general and administrative costs of $26.7 million, partially offset by an increase in gross profit of $13.7 million.

On a segment basis, we determine income from operations without taking into account our general corporate expenses.
Income from operations before general corporate expenses for the thirteen weeks ended November 1, 2015 and November 2, 2014 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Thirteen Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$70,729	$73,990	20.0%	23.9%
Direct to consumer	37,985	32,292	42.5	41.8
Other	1,569	3,279	4.2	10.2
Income from operations before general corporate expense	110,283	109,561
General corporate expense	42,105	28,405
Income from operations	$68,178	$81,156
Company-operated Stores. Income from operations from our company-operated stores segment decreased $3.3 million, or 4%, to $70.7 million for the third quarter of fiscal 2015 from $74.0 million for the third quarter of fiscal 2014 primarily due to an increase in store employee costs as well as operating expenses associated with new stores, partially offset by increased gross profit of $7.9 million. Income from operations as a percentage of company-operated stores revenue decreased by 390 basis points primarily due to lower gross margin and deleverage of selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $5.7 million, or 18%, to $38.0 million for the third quarter of fiscal 2015 from $32.3 million for the third quarter of fiscal 2014. The increase was primarily the result of increased gross profit of $6.5 million primarily due to increased net revenue resulting from increased traffic and higher conversion rates on our e-commerce websites, partially offset by increased selling, general and administrative expenses. Income from operations as a percentage of direct to consumer revenue increased by 70 basis points.
Other. Other income from operations decreased $1.7 million, or 52%, to $1.6 million for the third quarter of fiscal 2015 from $3.3 million for the third quarter of fiscal 2014. The decrease was primarily the result of increased selling, general and administrative expenses and decreased gross profit of $0.6 million in the third quarter of fiscal 2015. Income from operations as a percentage of other net revenue decreased by 600 basis points primarily due to lower gross margin and due to an increased number of showrooms in new international markets which have a higher cost structure than North America.
General Corporate Expense. General corporate expense increased $13.7 million, or 48%, to $42.1 million for the third quarter of fiscal 2015 from $28.4 million for the third quarter of fiscal 2014. This was primarily due to increased head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects as well as an increase in net foreign exchange revaluation losses of $3.4 million.
Other Income (Expense), Net
Other income (expense), net, decreased $4.7 million, or 259%, to an expense of $2.9 million for the third quarter of fiscal 2015 from income of $1.8 million for the third quarter of fiscal 2014. The decrease was primarily due to a net interest expense of $3.6 million related to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report, as well as less interest earned on our decreased cash and cash equivalents balance compared to the third quarter of fiscal 2014.
Income Tax Expense
Income tax expense decreased $10.4 million, or 46%, to $12.1 million in the third quarter of fiscal 2015 from $22.5 million in the third quarter of fiscal 2014. The third quarter of fiscal 2015 included certain tax adjustments totaling a recovery of $7.7 million as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. The effective tax rate excluding these tax adjustments and related interest was 28.8% in the third quarter of fiscal 2015 compared to 27.1% in the third quarter of fiscal 2014. The effective tax rate in the third quarter of fiscal 2015 including these tax adjustments was 18.6%.
Net Income
Net income decreased $7.3 million to $53.2 million for the third quarter of fiscal 2015 from $60.5 million for the third quarter of fiscal 2014. The decrease in net income was primarily the result of an increase in selling, general and administrative expenses of $26.7 million and a decrease in other income (expense), net of $4.7 million, partially offset by an increase in gross profit of $13.7 million and a decrease in income tax expense of $10.4 million.
Thirty-Nine Week Results
The following table summarizes key components of our results of operations for the thirty-nine week periods ended November 1, 2015 and November 2, 2014. The operating results are expressed in dollar amounts. The percentages are presented as a percentage of net revenue.

	Thirty-Nine Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Net revenue	$1,356,247	$1,194,722	100.0%	100.0%
Cost of goods sold	713,548	590,583	52.6	49.4
Gross profit	642,699	604,139	47.4	50.6
Selling, general and administrative expenses	439,906	385,294	32.4	32.2
Income from operations	202,793	218,845	15.0	18.4
Other income (expense), net	(1,519)	5,347	(0.1)	0.4
Income before income tax expense	201,274	224,192	14.9	18.8
Income tax expense	52,643	96,012	3.9	8.1
Net income	$148,631	$128,180	11.0%	10.7%
Net Revenue
Net revenue increased $161.5 million, or 14%, to $1,356.2 million for the first three quarters of fiscal 2015 from $1,194.7 million for the first three quarters of fiscal 2014. Assuming the average exchange rates for the first three quarters of fiscal 2015 remained constant with average exchange rates for the first three quarters of fiscal 2014, our net revenue would have increased $222.1 million, or 19%.
The net revenue increase was driven by sales from new company-operated stores and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer, increased 4% in the first three quarters of fiscal 2015. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased 9%.
Our net revenue on a segment basis for the thirty-nine week periods ended November 1, 2015 and November 2, 2014 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Thirty-Nine Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$1,007,272	$892,156	74.3%	74.7%
Direct to consumer	255,205	206,658	18.8	17.3
Other	93,770	95,908	6.9	8.0
Net revenue	$1,356,247	$1,194,722	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $115.1 million, or 13%, to $1,007.3 million in the first three quarters of fiscal 2015 from $892.2 million in the first three quarters of fiscal 2014. Net revenue from company-operated stores we opened subsequent to November 2, 2014, and therefore not included in comparable store sales, contributed $125.6 million to the increase. We have opened 65 new company-operated stores since the third quarter of fiscal 2014, including 51 stores in the United States, four stores in the United Kingdom, three stores in Canada, two stores in each of Hong Kong and Singapore, and one store in each of Australia, Germany, and Puerto Rico. The increase in net revenue from our company-operated stores segment was offset by a comparable store sales decrease of 1% in the first three quarters of fiscal 2015, which resulted in a $10.5 million decrease to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have increased 4%, or $28.0 million, in the first three quarters of fiscal 2015. The increase in comparable store sales, excluding the effect of foreign currency fluctuations, was primarily as a result of increased traffic and increased dollar value per transaction.

Direct to Consumer. Net revenue from our direct to consumer segment increased $48.5 million, or 23%, to $255.2 million in the first three quarters of fiscal 2015 from $206.7 million in the first three quarters of fiscal 2014. Excluding the effect of foreign exchange fluctuations, direct to consumer revenue would have increased 29%. The increase in net revenue was primarily the result of higher conversion rates and traffic on our e-commerce websites, partially offset by lower average order value.
Other. Other net revenue decreased $2.1 million, or 2%, to $93.8 million in the first three quarters of fiscal 2015 from $95.9 million in the first three quarters of fiscal 2014. This decrease was primarily the result of fewer temporary locations being open during first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014.
Gross Profit
Gross profit increased $38.6 million, or 6%, to $642.7 million for the first three quarters of fiscal 2015 from $604.1 million for the first three quarters of fiscal 2014.
Gross profit as a percentage of net revenue, or gross margin, decreased by 320 basis points, to 47.4% in the first three quarters of fiscal 2015 from 50.6% in the first three quarters of fiscal 2014. The decrease in gross margin was primarily the result of:

•
an increase in fixed costs, including occupancy and depreciation, relative to the increase in net revenue, which contributed to a decrease in gross margin of 120 basis points. This was primarily due to higher store opening costs, international expansion, and renovations and relocations of existing locations;

•	a decrease in product margin of 110 basis points primarily due to increased product and air freight costs;

•	an unfavorable impact of foreign exchange rates on product costs which contributed to a decrease in gross margin of 80 basis points; and

•	an increase in markdowns and discounts of 30 basis points.
The increase in gross margin was partially offset by a decrease in expenses related to our product and supply chain departments, relative to the increase in net revenue, of 20 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $54.6 million, or 14%, to $439.9 million in the first three quarters of fiscal 2015 from $385.3 million in the first three quarters of fiscal 2014. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $25.1 million primarily from a growth in bonuses and labor hours associated with new company-operated stores and showrooms;

•	an increase in head office costs of $17.1 million primarily as a result of increased head office employee costs, professional fees, marketing costs, travel costs, and repairs and maintenance costs;

•
an increase in variable costs such as distribution costs, credit card fees, and packaging of $7.1 million primarily as a result of new company-operated stores as well as increased sales volume from our direct to consumer segment; and

•	an increase in other costs, including repairs and maintenance costs, depreciation, and marketing costs of $6.8 million.
The increase in selling, general and administrative expenses was partially offset by a decrease in administrative costs related to our direct to consumer segment of $0.9 million and an increase in net foreign exchange revaluation gains of $0.6 million.
As a percentage of net revenue, selling, general and administrative expenses increased 20 basis points, to 32.4% in the first three quarters of fiscal 2015 from 32.2% in the first three quarters of fiscal 2014.
Income from Operations
Income from operations decreased $16.1 million, or 7%, to $202.8 million in the first three quarters of fiscal 2015 from $218.8 million in the first three quarters of fiscal 2014. The decrease was primarily the result of an increase in selling, general and administrative costs of $54.6 million, partially offset by increased gross profit of $38.6 million.

On a segment basis, we determine income from operations without taking into account our general corporate expenses.

Income from operations before general corporate expenses for the thirty-nine week periods ended November 1, 2015 and November 2, 2014 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Thirty-Nine Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$207,393	$224,966	20.6%	25.2%
Direct to consumer	105,106	83,596	41.2	40.5
Other	4,370	9,507	4.7	9.9
Income from operations before general corporate expense	316,869	318,069
General corporate expense	114,076	99,224
Income from operations	$202,793	$218,845
Company-operated Stores. Income from operations from our company-operated stores segment decreased $17.6 million, or 8%, to $207.4 million for the first three quarters of fiscal 2015 from $225.0 million for the first three quarters of fiscal 2014 primarily due to an increase in employee costs as well as operating expenses associated with new stores, partially offset by increased gross profit of $20.3 million. Income from operations as a percentage of company-operated stores revenue decreased by 460 basis points primarily due to lower gross margin and deleverage of selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $21.5 million, or 26%, to $105.1 million for the first three quarters of fiscal 2015 from $83.6 million for the first three quarters of fiscal 2014. The increase was primarily the result of increased gross profit of $23.2 million primarily due to increased net revenue resulting from higher conversion rates and increased traffic on our e-commerce websites, partially offset by lower average order value. Income from operations as a percentage of direct to consumer revenue increased by 70 basis points primarily due to a reduction in selling, general and administrative expenses as a percentage of direct to consumer revenue.
Other. Other income from operations decreased $5.1 million, or 54%, to $4.4 million for the first three quarters of fiscal 2015 from $9.5 million for the first three quarters of fiscal 2014. The decrease was primarily the result of decreased gross profit of $5.0 million in the third quarter of fiscal 2015. Income from operations as a percentage of other net revenue decreased by 520 basis points primarily due to decreased net revenues, lower gross margin, deleverage of selling, general and administrative expenses, and due to an increased number of showrooms in new international markets which have a higher cost structure than North America.
General Corporate Expense. General corporate expense increased $14.8 million, or 15%, to $114.1 million for the first three quarters of fiscal 2015 from $99.2 million for the first three quarters of fiscal 2014. This was primarily due to increased head office costs as a result of the overall growth of our business and investment in strategic initiatives and projects.
Other Income (Expense), Net
Other income (expense), net decreased $6.9 million, or 128%, to an expense of $1.5 million in the first three quarters of fiscal 2015 from income of $5.3 million in the first three quarters of fiscal 2014. The decrease was primarily due to a net interest expense of $3.6 million related to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report as well as less interest earned on our decreased cash and cash equivalents balance compared to the first three quarters of fiscal 2014.
Income Tax Expense
Income tax expense decreased $43.4 million, or 45%, to $52.6 million in the first three quarters of fiscal 2015 from $96.0 million in the first three quarters of fiscal 2014. The first three quarters of fiscal 2015 included certain tax adjustments totaling a recovery of $7.7 million as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. The effective tax rate excluding these tax adjustments and related interest was 29.5% in the first three quarters of fiscal 2015. The effective tax rate including these tax adjustments was 26.2%.
The first three quarters of fiscal 2014 includes a tax expense of $31.3 million to provide for U.S. income and applicable foreign withholding taxes on dividends which were distributed during fiscal 2014 from foreign subsidiaries to the U.S. parent entity to fund the share repurchase program. The effective tax rate excluding this tax adjustment was 28.9% in the first three quarters of fiscal 2014. The effective tax rate including this tax adjustment was 42.8%.

Net Income
Net income increased $20.5 million to $148.6 million for the first three quarters of fiscal 2015 from $128.2 million for the first three quarters of fiscal 2014. The increase in net income was primarily a result of a decrease in income tax expense of $43.4 million and an increase in gross profit of $38.6 million, partially offset by an increase in selling, general and administrative expenses of $54.6 million and a decrease in other income (expense), net of $6.9 million.
Non-GAAP Financial Measures
Net revenue changes in constant dollars, total comparable sales in constant dollars, comparable store sales in constant dollars, changes in direct to consumer net revenue in constant dollars, the effective tax rate excluding certain tax and related interest adjustments, and diluted earnings per share excluding certain tax adjustments are non-GAAP performance measures.
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
We disclose the tax rate and diluted earnings per share excluding certain tax and related interest adjustments because of their comparability to our historical information as well as our diluted earnings per share guidance, which we believe is useful to investors.
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
The below performance measures show the dollar and percentage change compared to the corresponding period in the prior year.
Constant dollar changes in net revenue

	Thirteen Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Net revenue increase	$60,297	$39,496	14%	10%
Adjustments due to foreign exchange rate changes	24,746	7,506	6	2
Net revenue increase in constant dollars	$85,043	$47,002	20%	12%

	Thirty-Nine Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Net revenue increase	$161,525	$124,527	14%	12%
Adjustments due to foreign exchange rate changes	60,534	22,605	5	2
Net revenue increase in constant dollars	$222,059	$147,132	19%	14%

Constant dollar total comparable sales

	Thirteen Weeks Ended November 1, 2015 and November 2, 2014		Thirty-Nine Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(Percentages)		(Percentages)
Total comparable sales[1]	3%	1%	4%	(1)%
Adjustments due to foreign exchange rate changes	6	2	5	2
Total comparable sales in constant dollars[1]	9%	3%	9%	1%
__________
1Total comparable sales includes comparable store sales and direct to consumer sales. Comparable store sales reflects net revenue at company-operated stores that have been open for at least 12 months.
Constant dollar comparable store sales

	Thirteen Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Comparable store sales[1]	$298	$(13,777)	—%	(5)%
Adjustments due to foreign exchange rate changes	15,903	4,763	6	2
Comparable store sales in constant dollars[1]	$16,201	$(9,014)	6%	(3)%

	Thirty-Nine Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Comparable store sales[1]	$(10,458)	$(49,994)	(1)%	(6)%
Adjustments due to foreign exchange rate changes	38,432	14,890	5	2
Comparable store sales in constant dollars[1]	$27,974	$(35,104)	4%	(4)%
_________
1Comparable store sales reflects net revenue at company-operated stores that have been open for at least 12 months.
Constant dollar changes in direct to consumer revenue

	Thirteen Weeks Ended November 1, 2015 and November 2, 2014		Thirty-Nine Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(Percentages)		(Percentages)
Change in direct to consumer revenue	16%	25%	23%	25%
Adjustments due to foreign exchange rate changes	5	2	6	2
Change in direct to consumer revenue in constant dollars	21%	27%	29%	27%

Effective tax rate, excluding tax and related interest adjustments

	Thirteen Weeks Ended November 1, 2015 and November 2, 2014		Thirty-Nine Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
	(Percentages)		(Percentages)
Effective tax rate	18.6%	27.1%	26.2%	42.8%
Tax and related interest adjustments[1]	10.2	—	3.3	(13.9)
Effective tax rate, excluding tax and related interest adjustments	28.8%	27.1%	29.5%	28.9%
_________
1Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for an explanation as to the nature of these items.
Diluted earnings per share, excluding tax and related interest adjustments

	Thirteen Weeks Ended November 1, 2015 and November 2, 2014		Thirty-Nine Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014	2015	2014
Diluted earnings per share	$0.38	$0.42	$1.05	$0.88
Tax and related interest adjustments[1]	(0.03)	—	(0.03)	0.22
Diluted earnings per share, excluding tax and related interest adjustments	$0.35	$0.42	$1.02	$1.10
_________
1Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for an explanation as to the nature of these items.
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
At November 1, 2015, our working capital (excluding cash and cash equivalents) was $316.7 million and our cash and cash equivalents were $403.4 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirty-Nine Weeks Ended November 1, 2015 and November 2, 2014
	2015	2014
	(In thousands)
Total cash provided by (used in):
Operating activities	$25,940	$166,841
Investing activities	(108,061)	(89,373)
Financing activities	(167,452)	(131,781)
Effect of exchange rate changes on cash	(11,460)	(10,754)
Decrease in cash and cash equivalents	$(261,033)	$(65,067)
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
Cash provided by operating activities decreased $140.9 million, to $25.9 million for the third quarter of fiscal 2015 compared to $166.8 million for the third quarter of fiscal 2014. The decrease was primarily the result of increased inventory purchased during the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014 as well as an increase in prepaid income taxes partially due to certain tax adjustments as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. Inventory increased during the first three quarters of fiscal 2015 primarily due to the opening of new stores, increased inventory levels to support the sales growth in our direct to consumer and store segments, and the timing of product deliveries.
Investing Activities
Investing Activities relate entirely to capital expenditures. Cash used in investing activities increased $18.7 million to $108.1 million for the first three quarters of fiscal 2015 from $89.4 million for the first three quarters of fiscal 2014. The increase was primarily the result of increased capital expenditures related to new and renovated company-operated stores as well as information technology and business systems to support our growth.
Financing Activities
Financing Activities consist primarily of cash used to repurchase shares of our common stock, cash received on the exercise of stock options, taxes paid related to the net share settlement of stock-based compensation, and excess tax benefits from stock-based compensation. Cash used in financing activities increased $35.7 million, to $167.5 million for the first three quarters of fiscal 2015 compared to $131.8 million for the first three quarters of fiscal 2014. We began our stock repurchase program in the second quarter of fiscal 2014, and our cash used in financing activities for the first three quarters of fiscal 2015 included $170.0 million to repurchase 2.9 million shares compared to $130.3 million to repurchase 3.3 million shares for the first three quarters of fiscal 2014.
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
Revolving Credit Facility
In November 2013, we entered into unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch, for up to $15.0 million in the aggregate to support the issuance of letters of credit and to fund our working capital requirements. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at our discretion. These facilities were renewed for a one year period in November 2015.

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
At November 1, 2015, aside from letters of credit, there were no borrowings outstanding under these credit facilities.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of November 1, 2015, letters of credit totaling $2.7 million have been issued.
We have not entered into any transactions, agreements or other contractual arrangements to which an entity unconsolidated with us is a party and under which we have (i) any obligation under a guarantee, (ii) any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity, (iii) any obligation under derivative instruments that are indexed to our shares and classified as equity in our consolidated balance sheets, or (iv) any obligation arising out of a variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.
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
Operating Locations
Our company-operated stores by brand and by country as of November 1, 2015 and February 1, 2015, are summarized in the table below.

	November 1, 2015	February 1, 2015
lululemon athletica
United States	223	200
Canada	48	46
Australia	26	26
New Zealand	5	5
United Kingdom	5	2
Singapore	2	1
Hong Kong	2	—
Germany	1	—
Puerto Rico	1	—
	313	280
ivivva athletica
United States	29	11
Canada	12	11
	41	22
Total	354	302
As of November 1, 2015, there was one franchised retail location in the United Arab Emirates, which is not included in the above table.

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
During the first three quarters of fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $17.3 million increase in accumulated other comprehensive loss within stockholders' equity. During the first three quarters of fiscal 2014, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $12.3 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first three quarters of fiscal 2015 would have resulted in additional income from operations of approximately $1.2 million in the first three quarters of fiscal 2015. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first three quarters of fiscal 2015. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. Our revolving credit facilities provide us with available borrowings in amount up to $15.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of November 1, 2015, aside from letters of credit, we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 1, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 1, 2015, our disclosure controls and procedures were effective.
There was no change in internal control over financial reporting during the thirteen weeks ended November 1, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
On July 15, 2015, plaintiffs Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund and Laborers' District Council Industry Pension Fund filed in the Delaware Court of Chancery a derivative lawsuit on behalf of lululemon against certain of our current and former directors, captioned Laborers' District Council Industry Pension Fund v. Bensoussan, et al., C.A. No. 11293-CB. This proceeding is discussed in our Quarterly Report on Form 10-Q filed with the SEC on September 10, 2015. On August 18, 2015, the individual defendants (including Mr. Wilson) filed motions to dismiss the action pursuant to Court of Chancery Rules 23.1 and 12(b)(6) for failure to adequately plead that demand on the board was excused and for failure to state a claim upon which relief may be granted. Also on August 18, 2015, we filed a motion to dismiss the action pursuant to Court of Chancery Rule 23.1 for failure to adequately plead that demand on the board was excused.
On October 9, 2015, certain of our current and former hourly employees filed a class action lawsuit in the Supreme Court of New York entitled Rebecca Gathmann-Landini et al v. lululemon USA inc. The lawsuit alleges that we violated various New York labor codes by failing to pay all earned wages, including overtime compensation. The plaintiffs are seeking an unspecified amount of damages. We intend to vigorously defend this matter.
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
During the first three quarters of fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $17.3 million increase in accumulated other comprehensive loss within stockholders' equity. During the first three quarters of fiscal 2014, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $12.3 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first three quarters of fiscal 2015 would have resulted in additional income from operations of approximately $1.2 million in the first three quarters of fiscal 2015. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first three quarters of fiscal 2015. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to the income tax laws of the United States, Canada and several other international jurisdictions. If our capital or financing needs in the United States require us to repatriate earnings from foreign jurisdictions or if our intentions should change with respect to repatriating earnings, our effective income tax rates could be unfavorably impacted.
Our effective income tax rate may be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. Our effective tax rate might vary significantly as a result of our anticipated bilateral Advance Payment Arrangement that we are in the process of negotiating with the Internal Revenue Service ("IRS") and the Canada Revenue Agency ("CRA"). We expect that the outcome of the APA will result in a significant payment from one of the our U.S. subsidiaries to a Canadian subsidiary, that the ongoing net cash flow of our U.S. operations will be lower than previously expected, and that we will need to distribute funds to our U.S. parent entity to finance this payment and future working capital needs in the United States.
We are subject to the examination of our tax returns by the IRS, the CRA and other tax authorities. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion. Although we believe our tax provision is adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made.
We and our subsidiaries engage in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect the accurate economic allocation of profit and that proper transfer pricing documentation is in place, the profit allocation and transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates.
Current economic and political conditions make tax rules in any jurisdiction, including the United States and Canada, subject to significant change. There have been proposals to reform U.S. and foreign tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form such proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended November 1, 2015 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 3, 2015 - August 30, 2015	320,292	$63.06	320,292	$200,470,925
August 31, 2015 - October 4, 2015	590,685	56.01	590,685	167,388,198
October 5, 2015 - November 1, 2015	673,658	51.45	673,658	132,726,382
Total	1,584,635		1,584,635
__________

(1)	Monthly information is presented by reference to our fiscal periods during our third quarter of fiscal 2015.

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

The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended November 1, 2015 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 3, 2015 - August 30, 2015	7,936	$64.03	7,936	5,220,182
August 31, 2015 - October 4, 2015	10,466	52.92	10,466	5,209,716
October 5, 2015 - November 1, 2015	10,687	50.50	10,687	5,199,029
Total	29,089		29,089
__________

(1)	Monthly information is presented by reference to our fiscal periods during our third quarter of fiscal 2015.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, effective as of November 5, 2015 between lululemon athletica inc. and Gina Warren	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
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
Stuart Haselden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: December 8, 2015

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, effective as of November 5, 2015 between lululemon athletica inc. and Gina Warren	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith