Form 10-K
period 2016-01-31
lululemon athletica inc.
filed 2016-03-30
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2015 was approximately $5,091,622,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 31, 2015. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors, and owners of 10% or more of the outstanding common stock of the registrant on July 31, 2015.
Common Stock:
At March 24, 2016 there were 127,494,121 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At March 24, 2016, there were outstanding 9,803,819 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 24, 2016, the registrant had outstanding 9,803,819 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PARTS INTO WHICH INCORPORATED
Portions of Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "anticipates," "believes," "estimates," "may," "intends," "expects" and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in other sections of the report. All forward-looking statements are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled "Item 1A. Risk Factors" and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
ITEM 1. BUSINESS
General
lululemon athletica inc. is a designer, distributor, and retailer of technical athletic apparel. Since our inception, we have developed a distinctive corporate culture with a mission to produce products which create transformational experiences for people to live happy, healthy, fun lives. We promote a set of core values in our business which include developing the highest quality products, operating with integrity, leading a balanced and fun life, and nurturing entrepreneurial spirit. These core values attract passionate and motivated employees who are driven to succeed and share our purpose of "elevating the world from mediocrity to greatness."
In this Annual Report on Form 10-K ("10-K" or "Report") for the fiscal year ended January 31, 2016 ("fiscal 2015"), lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon," "the Company," "we," "us" or "our."
Our Products
Our healthy lifestyle inspired athletic apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories for women, men, and female youth. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for healthy lifestyle and athletic activities such as yoga, running, other sweaty pursuits, and athletic wear for female youth.
Although we benefit from the growing number of people that participate in yoga, we believe the percentage of our products sold for other activities will continue to increase as we broaden our product range. Our fitness-related accessories include an array of items such as bags, socks, underwear, yoga mats, and water bottles.
Our design team continues to source and develop technically advanced fabrics and innovative functional features that we believe will help advance our product lines and differentiate us from the competition.
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
Although we were founded to address the unique needs of women, we are also successfully designing products for men and female youth who appreciate the technical rigor and premium quality of our products. We also believe longer-term growth in athletic participation will be reinforced as the aging Baby Boomer generation focuses more on longevity. In addition, we believe consumer purchase decisions are driven by both an actual need for functional products and a desire to live a particular lifestyle. As such, we believe the credibility and authenticity of our brand expands our potential market beyond just athletes to those who desire to lead an active, healthy, and balanced life.
Our Segments
We primarily conduct our business through two channels: company-operated stores and direct to consumer.
We also generate net revenue from our outlets, showrooms, sales to wholesale accounts, warehouse sales, sales from temporary locations, and license and supply arrangements. The net revenue we generate from these sources is combined in our other segment.
As of January 31, 2016, we operated 363 company-operated stores located in the United States, Canada, Australia, New Zealand, the United Kingdom, Singapore, Hong Kong, Germany, and Puerto Rico. We believe our vertical retail strategy allows us to interact more directly with, and gain feedback from, our customers, whom we call guests, while providing us with greater control of our brand.
Our direct to consumer segment includes the net revenue which we generate from our lululemon and ivivva e-commerce websites, www.lululemon.com and www.ivivva.com, and other country and region specific websites.
Company-Operated Stores
As of January 31, 2016, our retail footprint included 363 company-operated stores. While most of our company-operated stores are branded lululemon athletica, 43 of our company-operated stores are branded ivivva athletica and specialize in athletic wear for female youth. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls.
Our company-operated stores by brand, and by country, as of January 31, 2016 and February 1, 2015, are summarized in the table below:

	January 31, 2016	February 1, 2015
lululemon athletica
United States	229	200
Canada	48	46
Australia	26	26
New Zealand	5	5
United Kingdom	6	2
Singapore	2	1
Hong Kong	2	—
Germany	1	—
Puerto Rico	1	—
	320	280
ivivva athletica
United States	31	11
Canada	12	11
	43	22
Total	363	302
We opened 61 net new company-operated stores in fiscal 2015, including eight new stores outside of North America.
In fiscal 2016, our new store growth will be primarily focused on continuing the build-out of our company-operated stores in the United States while also expanding our retail footprint in Asia and Europe. Our real estate strategy over the next several years will not only consist of opening new company-operated stores, but also in overall square footage growth through store expansions and relocations.
We perform ongoing evaluations of our portfolio of company-operated store locations. In fiscal 2015, we closed one of our company-operated stores. As we continue our evaluation we may, in future periods, close or relocate additional company-operated store locations.

We believe that our innovative retail concept and guest experience contribute to the success of our stores. During fiscal 2015, our company-operated stores open at least one year, which average approximately 2,968 square feet, averaged sales of $1,541 per square foot. The square footage of our company-operated stores excludes space used for non-retail activities such as yoga studios and office space.
Direct to Consumer
Direct to consumer is an increasingly substantial part of our business, representing approximately 19.5% of our net revenue in fiscal 2015, compared to 17.9% of our net revenue in fiscal 2014 and 16.5% of our net revenue in fiscal 2013. We believe that a direct to consumer channel is convenient for our core customer and enhances the image of our brand. Our direct to consumer channel makes our product accessible to more markets than our company-operated store channel alone. We believe this channel is effective in building brand awareness, especially in new markets.
Other Channels
Other net revenue accounted for 6.9% of total net revenue in fiscal 2015, compared to 7.1% in fiscal 2014, and 6.2% of total net revenue in fiscal 2013. Other net revenue includes sales made through the following channels:

•
Outlets and warehouse sales - We utilize outlets as well as warehouse sales, which are held from time to time, to sell slow moving inventory and inventory from prior seasons to retail customers at discounted prices.

•	Showrooms - Our showrooms are typically small locations that we open when we enter new markets and feature a limited selection of our product offering.

•
Wholesale - Our wholesale accounts include premium yoga studios, health clubs, and fitness centers. We believe these premium wholesale locations offer an alternative distribution channel that is convenient for our core consumer and enhances the image of our brand. We do not intend wholesale to be a significant contributor to overall sales. Instead, we use the channel to build brand awareness, especially in new markets, including those outside of North America.

•	Temporary locations - Our temporary locations are typically opened for a short period of time in markets in which we may not already have a presence.

•
License and supply arrangements - We enter into license and supply arrangements from time to time when we believe that it will be to our advantage to partner with companies and individuals with significant experience and proven success in certain target markets.

In January 2015, we entered into a license and supply arrangement with a partner in the Middle East which grants our partner the right to operate lululemon athletica branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, and Bahrain for an initial term of five years. We retain the rights to sell lululemon products through our e-commerce websites in these countries. Under this arrangement, we supply our partner with lululemon products, training, and other support. As of January 31, 2016, there were two licensed stores in the United Arab Emirates, which are not included in the above company-operated stores table.
Community-Based Marketing
We utilize a community-based approach to building brand awareness and customer loyalty. We pursue a multi-faceted strategy which leverages our local ambassadors, social media, in-store community boards, and a variety of grassroots initiatives.
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
As we strive to continue to provide our guests with technically advanced fabrics, our design team works closely with our suppliers to incorporate innovative fabrics that bring particular specifications to our products. We partner with independent inspection, verification, and testing companies, who conduct a variety of tests on our fabrics, testing performance characteristics including pilling, shrinkage, abrasion resistance, and colorfastness. We collaborate with leading fabric suppliers to develop fabrics that we ultimately trademark for brand recognition whenever possible.

Sourcing and Manufacturing
We do not own or operate any manufacturing facilities. We rely on a limited number of suppliers to provide fabrics for and to produce our products. We work with a group of approximately 57 suppliers to provide the fabrics for our products. We use a wide variety of fabrics in our products, including our Luon fabric. We obtain substantially all of our Luon fabric, which represents approximately 30% of the fabric we use in our products, from four suppliers. We work with a group of approximately 35 suppliers that manufacture our products, five of which produced approximately 65% of our products in fiscal 2015. During fiscal 2015, no single manufacturer produced more than 30% of our product offering. During fiscal 2015, approximately 44% of our products were produced in South East Asia, approximately 28% in South Asia, approximately 20% in China, approximately 2% in North America, and the remainder in other regions.
We have developed long-standing relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term term contracts with the majority of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, and production. We require that all of our manufacturers adhere to a vendor code of ethics regarding social and environmental sustainability practices. Our product quality and sustainability teams partner with leading inspection and verification firms to closely monitor each supplier's compliance with applicable laws and our vendor code of ethics.
Distribution Facilities
We operate and distribute finished products from our owned or leased distribution facilities in the United States, Canada, and Australia. We own our distribution center in Columbus (Ohio), which has approximately 307,000 square feet. The distribution facilities in Sumner (Washington), Vancouver (British Columbia), and Melbourne (Victoria) are leased and are approximately 167,000, 120,000, and 54,000 square feet, respectively. During fiscal 2015, we entered into a new lease for an approximately 156,000 square foot distribution center in Vancouver. We plan to relocate our existing leased distribution center in Vancouver to this premises. We believe our distribution infrastructure will be sufficient to accommodate our expected store growth and expanded product offerings over the next several years.
We also utilize third-party logistic providers to store and distribute finished products from their warehouse locations in Hong Kong, China, and the Netherlands.
Competition
Competition in the athletic apparel industry is principally on the basis of brand image and recognition as well as product quality, innovation, style, distribution, and price. We believe that we successfully compete on the basis of our premium brand image, our focus on women and our technical product innovation. In addition, we believe our vertical retail distribution strategy differentiates us from our competitors and allows us to more effectively control our brand image.
The market for athletic apparel is highly competitive. It includes increasing competition from established companies that are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG, and Under Armour, Inc. We also compete with retailers specifically focused on women's athletic apparel including The Gap, Inc. (including the Athleta brand), VF Corporation (including the lucy brand), and bebe stores, inc. (including the BEBE SPORT collection).
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 45%, 42%, and 39% of our full year operating profit during the fourth quarters of fiscal 2015, fiscal 2014, and fiscal 2013, respectively.
Our Employees
As of January 31, 2016, we had approximately 11,000 employees, of which 6,500 were employed in the United States, 3,500 were employed in Canada, and 1,000 were employed outside of North America. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages by our employees and we believe our relations with our employees are excellent.

Intellectual Property
We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products in the United States, Canada and in the other countries in which our products are currently or intended to be either sold or manufactured. Our major trademarks include lululemon athletica & design, the logo design (WAVE design) and lululemon as a word mark. We own trademark registrations for names of several of our brands, slogans, fabrics, and products including ivivva, ivivva logo (kite design), Luon, Silverescent, Pace Breaker, Rulu, Scuba, Wunder Under, VitaSea, Boolux, Luxtreme, Groove Pant, Stuff Your Bra, Set-My-Ponytail-Free, Define Jacket, Light as Air, Booby Bracer, Ta Ta Tamer, and Power Y. In addition to trademarks, we own 45 industrial design registrations in Canada that protect our distinctive apparel and accessory designs, as well as a number of corresponding design patents in the United States and registered community designs in Europe.
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
Our success depends on the value and reputation of the lululemon athletica brand. The lululemon athletica name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product, and guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand and reputation could be adversely affected if we fail to achieve these objectives, if our public image was to be tarnished by negative publicity, if we fail to deliver innovative and high quality products acceptable to our guests, or if we face a product recall. Negative publicity regarding the production methods of any of our suppliers or manufacturers could adversely affect our reputation and sales and force us to locate alternative suppliers or manufacturing sources. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.
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
We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. For example, Luon fabric, which is included in many of our products, is supplied to the garment factories we use by a limited number of manufacturers, and the components used in manufacturing Luon fabric may each be supplied to our manufacturers by single companies. In fiscal 2015, approximately 65% of our products were produced by our top five manufacturing suppliers, 40% of raw materials were produced by a single manufacturer. We have no long-term contracts with any of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, and production.
We have experienced, and may in the future continue to experience, a significant disruption in the supply of fabrics or raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability, and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
An economic downturn or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.
Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, particularly those in North America and other factors such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue and profitability.
The market for technical athletic apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share, or a failure to grow our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on women's athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in yoga apparel and other activewear. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, store development, marketing, distribution, and other resources than we do. In addition, our technical athletic apparel is sold at a price premium to traditional athletic apparel.
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

In addition, because we hold limited patents and exclusive intellectual property rights in the technology, fabrics or processes underlying our products, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrication techniques, and styling similar to our products.
Our sales and profitability may decline as a result of increasing product costs and decreasing selling prices.
Our business is subject to significant pressure on costs and pricing caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, pressure from consumers to reduce the prices we charge for our products, and changes in consumer demand. These factors may cause us to experience increased costs, reduce our prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial conditions, operating results and cash flows.
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
We are increasingly dependent on information systems to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer "hackers" or other causes, could cause information, including data related to guest orders, to be lost or delayed which could-especially if the disruption or slowdown occurred during the holiday season-result in delays in the delivery of products to our stores and guests or lost sales, which could reduce demand for our products and cause our sales to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose guests.
If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business and as a result our brand image and financial performance may suffer.
We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $2.1 billion in fiscal 2015. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
The fluctuating cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.
The fabrics used by our suppliers and manufacturers include synthetic fabrics whose raw materials include petroleum-based products. Our products also include silver and natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials, including petroleum or the prices we pay for silver and our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition, and cash flows.
Our limited operating experience and limited brand recognition in new international markets may limit our expansion strategy and cause our business and growth to suffer.
Our future growth depends in part on our expansion efforts outside of North America. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments, and foreign guests' tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop our business in new international markets or experiencing disappointing growth outside of existing markets could harm our business and results of operations.
If we encounter problems with our distribution system, our ability to deliver our products to the market and to meet guest expectations could be harmed.
We rely on our distribution facilities for substantially all of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means their operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In addition, because substantially all of our products are distributed from four locations, our operations could also be interrupted by labor difficulties, extreme or severe weather conditions or by floods, fires or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet guest expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies could be harmed.

Our fabrics and manufacturing technology generally are not patented and can be imitated by our competitors.
The intellectual property rights in the technology, fabrics, and processes used to manufacture our products generally are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we do not generally own patents or hold exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing, and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenue and profitability could suffer.
Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.
We currently rely on a combination of copyright, trademark, trade dress, and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. The steps we take to protect our intellectual property rights may not be adequate to prevent infringement of these rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States or Canada, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.
Changes in tax laws, capital or financing needs in the United States, or our intentions with respect to the reinvestment of foreign earnings could adversely affect our effective income tax rate and profitability.
We are subject to the income tax laws of the United States, Canada, and several other international jurisdictions. If our capital or financing needs in the United States require us to repatriate earnings from foreign jurisdictions or if our intentions should change with respect to reinvesting foreign earnings, our effective income tax rates could be unfavorably impacted.
Our effective income tax rate may be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any changes to our plans related to repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. Such plans are affected by our intentions related to reinvestment in our foreign operations and the capital and financing needs of our U.S. operations. Our effective tax rate might vary significantly as a result of our anticipated bilateral Advance Payment Arrangement ("APA") that we are in the process of negotiating with the Internal Revenue Service ("IRS") and the Canada Revenue Agency ("CRA"). We expect that the outcome of the APA will result in a significant payment from one of our U.S. subsidiaries to a Canadian subsidiary, that the ongoing net cash flow of our U.S. operations will be lower than previously expected, and that we will need to distribute funds to our U.S. parent entity to finance this payment and future working capital needs in the United States.
We are subject to the examination of our tax returns by the IRS, the CRA, and other tax authorities. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion. Although we believe our tax provision is adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made.
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
A significant portion of our products are produced in South and South East Asia and increases in the costs of labor and other costs of doing business in the countries in this area could significantly increase our costs to produce our products and could have a negative impact on our operations, net revenue, and earnings. Factors that could negatively affect our business include a potential significant revaluation of the currencies used in these countries, which may result in an increase in the cost of producing products, labor shortage and increases in labor costs, and difficulties in moving products manufactured out of the countries in which they are manufactured and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics. A labor strike or other transportation disruption affecting these ports could significantly disrupt our business. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of "normal trade relations" status with any country in which our products are manufactured, could significantly increase our cost of products imported into North America and/or Australia and harm our business.
We may not be able to successfully open new store locations in a timely manner, if at all, which could harm our results of operations.
Our growth will largely depend on our ability to successfully open and operate new stores, which depends on many factors, including, among others, our ability to:

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
Successful new store openings may also be affected by our ability to initiate our grassroots marketing efforts in advance of opening our first store in a new market. We typically rely on our grassroots marketing efforts to build awareness of our brand and demand for our products. Our grassroots marketing efforts are often lengthy and must be tailored to each new market based on our emerging understanding of the market. We may not be able to successfully implement our grassroots marketing efforts in a particular market in a timely manner, if at all. Additionally, we may be unsuccessful in identifying new markets where our technical athletic apparel and other products and brand image will be accepted or the performance of our stores will be considered successful.

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.
The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. and foreign laws and regulations applicable to us. Although we have implemented procedures designed to ensure compliance with the FCPA and similar laws, some of our employees, agents, or other channel partners, as well as those companies to which we outsource certain of our business operations, could take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.
Our future success is substantially dependent on the continued service of our senior management.
Our future success is substantially dependent on the continued service of our senior management and other key employees. In the last several years, several members of our senior management team have left us and we have focused time and resources on recruiting the new members of our current management team. The continued turnover of senior management and the loss of key members of our executive team could have a negative impact on our ability to manage and grow our business effectively. In addition, if we're not effective with our succession planning, it may have a negative impact on our ability to fill senior management roles in a timely manner.
We do not maintain a key person life insurance policy on any of the members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.
Our business is affected by seasonality.
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 45%, 42% and 39% of our full year operating profit during the fourth quarters of fiscal 2015, fiscal 2014 and fiscal 2013, respectively. This seasonality may adversely affect our business and cause our results of operations to fluctuate, and, as a result, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that results of operations in any period should not be considered indicative of the results to be expected for any future period.
Because a significant portion of our net revenue and expenses are generated in countries other than the United States, fluctuations in foreign currency exchange rates have affected our results of operations and may continue to do so in the future.
The functional currency of our foreign subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenues, expenses, assets, and liabilities of our foreign subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. Foreign exchange differences which arise on translation of our foreign subsidiaries' balance sheets into U.S. dollars are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity. We also have exposure to changes in foreign exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. The potential impact of currency fluctuation increases as international expansion increases.

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
During fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $63.2 million increase in accumulated other comprehensive loss within stockholders' equity. During fiscal 2014, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $103.3 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for fiscal 2014 would have resulted in lost income from operations of approximately $2.2 million in fiscal 2015. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the fiscal year. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition, and results of operations.
Almost all of our suppliers are located outside of North America. During fiscal 2015, approximately 44% of our products were produced in South East Asia, approximately 28% in South Asia, approximately 20% in China, approximately 2% in North America, and the remainder in other regions. As a result of our international suppliers, we are subject to risks associated with doing business abroad, including:

•	political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;

•	reduced protection for intellectual property rights, including trademark protection, in some countries, particularly China;

•	disruptions or delays in shipments; and

•	changes in local economic conditions in countries where our manufacturers, suppliers, or guests are located.
These and other factors beyond our control could interrupt our suppliers' production in offshore facilities, influence the ability of our suppliers to export our products cost-effectively or at all and inhibit our suppliers' ability to procure certain materials, any of which could harm our business, financial condition, and results of operations.
Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.
The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. We have expanded our relationships with suppliers outside of China, which among other things has resulted in increased costs and shipping times for some products. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

Our trademarks and other proprietary rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.
Our success depends in large part on our brand image. We believe that our trademarks and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have obtained and applied for some United States and foreign trademark registrations, and will continue to evaluate the registration of additional trademarks as appropriate. However, some or all of these pending trademark applications may not be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. Additionally, we may face obstacles as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties, or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity, and financial condition to suffer.
We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
From time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our guests and our brand image.
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
ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7.
We currently operate four distribution centers located in the United States, Canada, and Australia. In addition to those distribution centers, we hold inventory at warehouses managed by third-parties in Hong Kong, China, and the Netherlands. During fiscal 2015 we entered into a new lease for an approximately 156,000 square foot distribution center in Vancouver, BC which expires in January 2031. We plan to relocate our existing leased distribution center in Vancouver, BC to this premises.
We believe our current administrative offices, distribution centers, and the warehouse space available through our third-party logistics providers will be sufficient for our near term expansion plans.
The general location, use and approximate size of our owned properties at January 31, 2016, are set forth below:

Location	Use	Approximate Square Feet
Columbus, OH	Distribution Center	307,000
Vancouver, BC	Executive and Administrative Offices	78,000
Vancouver, BC	Executive and Administrative Offices	15,000
The general location, use, approximate size and lease renewal date of our principal non-retail leased properties at January 31, 2016, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Sumner, WA	Distribution Center	167,000	April 2020
Vancouver, BC	Distribution Center	120,000	November 2017
Vancouver, BC	Executive and Administrative Offices	58,000	May 2020
Melbourne, VIC	Distribution Center	54,000	September 2016
Melbourne, VIC	Executive and Administrative Offices	28,000	September 2019
As of January 31, 2016, we leased approximately 1,065,000 gross square feet relating to 361 of our 363 stores. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
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
On July 15, 2015, plaintiffs Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund and Laborers' District Council Industry Pension Fund filed in the Delaware Court of Chancery a derivative lawsuit on behalf of lululemon against certain of our current and former directors, captioned Laborers' District Council Industry Pension Fund v. Bensoussan, et al., C.A. No. 11293-CB. Plaintiffs claim that the individual defendants breached their fiduciary duties to lululemon by allegedly failing to investigate certain trades of lululemon stock owned by Dennis J. Wilson in 2013. Plaintiffs also claim that Mr. Wilson breached his fiduciary duties by making his broker aware of certain non-public, material events prior to executing sales of lululemon stock on Mr. Wilson's behalf. The defendants have filed motions to dismiss the action for failure to adequately plead that demand on the board was excused and the individual defendants have filed motions for failure to state a claim upon which relief may be granted.
On October 9, 2015, certain of our current and former hourly employees filed a class action lawsuit in the Supreme Court of New York entitled Rebecca Gathmann-Landini et al v. lululemon USA inc. On December 2, 2015, the case was removed to the United States District Court for the Eastern District of New York. The lawsuit alleges that we violated various New York labor codes by failing to pay all earned wages, including overtime compensation. The plaintiffs are seeking an unspecified amount of damages. We intend to vigorously defend this matter.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "LULU." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock reported by the Nasdaq Global Select Market for the last two fiscal years:

	Common Stock Price (Nasdaq Global Select Market)
	High	Low
Fiscal Year Ended January 31, 2016
Fourth Quarter	$62.07	$44.09
Third Quarter	66.70	48.28
Second Quarter	68.80	59.79
First Quarter	69.77	60.96
Fiscal Year Ended February 1, 2015
Fourth Quarter	$67.48	$41.29
Third Quarter	45.19	38.37
Second Quarter	45.67	37.25
First Quarter	54.56	44.53
As of January 31, 2016, there were approximately 800 holders of record of our common stock.
We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock. Any future determination as to the payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion, and other factors that our board of directors considers to be relevant. In addition, financial and other covenants in any instruments or agreements that we enter into in the future may restrict our ability to pay cash dividends on our common stock.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 30, 2011 (the date of our fiscal year end five years ago) and January 31, 2016, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index, over the same period. This graph assumes the investment of $100 on January 30, 2011 at the closing sale price our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based on historical data. We caution that the stock price performance showing in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq and S&P Capital IQ websites, sources believed to be reliable, but we are not responsible for any errors or omissions in such information.

	30-Jan-11	29-Jan-12	03-Feb-13	02-Feb-14	01-Feb-15	31-Jan-16
lululemon athletica inc.	$100.00	$186.88	$197.78	$133.17	$193.06	$180.91
S&P 500 Index	$100.00	$103.13	$118.56	$139.66	$156.31	$152.02
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$140.71	$128.80	$147.40	$151.22	$125.13
Issuer Purchase of Equity Securities
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended January 31, 2016 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 2, 2015 - November 29, 2015	699,106	$48.55	699,106	$98,784,068
November 30, 2015 - January 3, 2016	1,180,281	49.29	1,180,281	40,603,314
January 4, 2016 - January 31, 2016	224,406	53.72	224,406	28,548,349
Total	2,103,793		2,103,793
__________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2015.

(2)
Our stock repurchase program was approved by our board of directors in June 2014. Common shares are repurchased in the open market at prevailing market prices, including under written plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of common shares repurchased depending upon market conditions, eligibility to trade, and other factors. The repurchases may be made up until June 2016, and the maximum dollar value of shares to be repurchased is $450 million.

The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended January 31, 2016 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 2, 2015 - November 29, 2015	10,402	$50.32	10,402	5,188,628
November 30, 2015 - January 3, 2016	16,331	51.04	16,331	5,172,297
January 4, 2016 - January 31, 2016	9,015	59.26	9,015	5,163,282
Total	35,748		35,748
___________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2015.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below is derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements for the years ended January 31, 2016, February 1, 2015, February 2, 2014, February 3, 2013 and January 29, 2012. The consolidated statement of operations and comprehensive income data for each of the years ended January 31, 2016, February 1, 2015 and February 2, 2014 and the consolidated balance sheet data as of January 31, 2016 and February 1, 2015 is derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The consolidated statement of operations and comprehensive income for the year ended February 3, 2013 covers a 53 week period compared to a 52 week period for the other years.

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012
	(In thousands, except per share data)
Consolidated statement of operations and comprehensive income data:
Net revenue	$2,060,523	$1,797,213	$1,591,188	$1,370,358	$1,000,839
Cost of goods sold	1,063,357	883,033	751,112	607,532	431,488
Gross profit	997,166	914,180	840,076	762,826	569,351
Selling, general and administrative expenses	628,090	538,147	448,718	386,387	282,393
Income from operations	369,076	376,033	391,358	376,439	286,958
Other (expense) income, net	(581)	7,102	5,768	4,957	2,500
Income before income tax expense	368,495	383,135	397,126	381,396	289,458
Income tax expense	102,448	144,102	117,579	109,965	104,494
Net income	266,047	239,033	279,547	271,431	184,964
Net income attributable to non-controlling interest	—	—	—	875	901
Net income attributable to lululemon athletica inc.	$266,047	$239,033	$279,547	$270,556	$184,063

Other comprehensive (loss) income:
Foreign currency translation adjustment	(64,796)	(105,339)	(89,158)	(459)	1,220
Comprehensive income	$201,251	$133,694	$190,389	$270,097	$185,283

Basic earnings per share	$1.90	$1.66	$1.93	$1.88	$1.29
Diluted earnings per share	$1.89	$1.66	$1.91	$1.85	$1.27
Basic weighted-average number of shares outstanding	140,365	143,935	144,913	144,000	143,196
Diluted weighted-average number of shares outstanding	140,610	144,298	146,043	145,806	145,278

	As of
	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$501,482	$664,479	$698,649	$590,179	$409,437
Total assets	1,314,077	1,296,213	1,252,388	1,052,678	736,034
Total stockholders' equity	1,027,482	1,089,568	1,096,682	887,299	606,181
Non-controlling interest	—	—	—	—	4,805

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion summarizes our consolidated operating results, financial condition, and liquidity during the three-year period ending January 31, 2016. Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year.
Fiscal 2015, fiscal 2014, and fiscal 2013 were 52 week years. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
This discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth in the "Special Note Regarding Forward-Looking Statements." Our actual results and the timing of events may differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in the "Item 1A. Risk Factors" section and elsewhere in this Annual Report on Form 10-K.
Overview
Fiscal 2015 was a year in which we made significant progress on our strategic priorities that positions us well for long term profitable growth.
We strengthened our leadership by filling key executive positions during the year and now have in place a complete, experienced, and culturally aligned management team to drive our strategic priorities towards our 10 year vision.
We reignited our product engine starting with our first global product launch, our new women's pant lines, that brought together the best of product innovation and education. We also reorganized our design and merchandising teams, resulting in a singular creative voice for our women's and men's product with a renewed focus on design and innovation.
We made key investments in our website, omni-channel capabilities, supply chain, and information technology infrastructure. These are foundational investments that will support and enable our long term growth.
In addition to continuing our expansion in the United States, we opened company-operated stores for the first time in Germany and Hong Kong and opened additional stores in Singapore and the United Kingdom. We also opened showrooms in new markets in France, Korea, Malaysia, Sweden, and Switzerland. As of January 31, 2016, we operated 20 showrooms in 10 different countries in Asia and Europe. In addition, our licensee in the Middle East opened two licensed stores in the United Arab Emirates during fiscal 2015.
In fiscal 2016, our top priority will be first to strengthen and grow our women's category, specifically with a renewed focus on our tops. For men's, we will continue to focus on product design, while also adding more dedicated square footage through store expansions. To further grow our direct to consumer segment, we will make investments in customer relationship management, analytics, and digital marketing, while also launching our new North America website in the first half of fiscal 2016. In international markets, we will focus our efforts in key cities, while expanding into new markets where we've seen strong traction from our showroom performance. Our final priority is operational excellence, where we are investing in developing a scalable and world-class supply chain and operational infrastructure that we expect to be a key enabler of our long term growth.
Financial Highlights

•
Our net revenue increased from $1.8 billion in fiscal 2014 to $2.1 billion in fiscal 2015, representing an annual growth rate of 15%. Our increase in net revenue from fiscal 2014 to fiscal 2015 resulted primarily from the addition of 61 net new company-operated stores and the growth of our direct to consumer segment.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 5% in fiscal 2015 and increased by 10% on a constant dollar basis.

•
Company-operated stores accounted for 73.6% of total net revenue in fiscal 2015, 75.0% of total net revenue in fiscal 2014 and 77.3% of total net revenue in fiscal 2013. Comparable store sales increased by 4% on a constant dollar basis for fiscal 2015 primarily as the result of increased traffic which resulted in an increase in the number of transactions, and due to higher average unit retail prices.

•
Our direct to consumer segment is an increasingly substantial part of our growth strategy, and now represents 19.5% of our net revenue compared to 17.9% in fiscal 2014 and 16.5% in fiscal 2013. Direct to consumer net revenue increased 30% on a constant dollar basis primarily as the result of an increase in the number of transactions which was driven by increased traffic and higher conversion rates.

•
Gross profit for fiscal 2015 increased by 9% to $997.2 million, from $914.2 million in fiscal 2014. As a percentage of net revenue, gross profit decreased to 48.4% compared to 50.9% in fiscal 2014. The decrease in the gross margin was primarily due to an increase in fixed costs, such as occupancy and depreciation, an unfavorable impact of foreign exchange rates, and an increase in markdowns and discounts.

•
Income from operations for fiscal 2015 decreased by 2% to $369.1 million, from $376.0 million in fiscal 2014. The decrease in income from operations was a result of an increase in selling, general and administrative expenses, partially offset by an increase in gross profit. As a percentage of net revenue, income from operations decreased to 17.9% compared to 20.9% of net revenue in fiscal 2014.

•
Income tax expense for fiscal 2015 decreased by 29% to $102.4 million, from $144.1 million in fiscal 2014. Our effective tax rate for fiscal 2015 was 27.8% compared to 37.6% for fiscal 2014. Fiscal 2015 included a net income tax recovery of $7.4 million related to our transfer pricing arrangements and estimated taxes associated with the repatriation of foreign earnings. In addition, fiscal 2015 included a related net interest expense of $3.5 million recorded in other (expense) income, net. Fiscal 2014 included an income tax expense of $33.7 million related to the repatriation of foreign earnings used to fund our share repurchase program. Our effective tax rate excluding these adjustments would have been 29.5% for fiscal 2015 compared to 28.8% for fiscal 2014.

•
Diluted earnings per share for fiscal 2015 were $1.89, compared to $1.66 in fiscal 2014. Excluding certain tax and related interest adjustments, diluted earnings per share were $1.86 for fiscal 2015 and $1.89 for fiscal 2014.

Refer to the non-GAAP reconciliation tables contained in the "Results of Operations" section of this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations of constant dollar total comparable sales, constant dollar comparable store sales, constant dollar changes in direct to consumer net revenue, the effective tax rate excluding certain tax and related interest adjustments, and diluted earnings per share excluding certain tax and related interest adjustments to measures calculated in accordance with United States generally accepted accounting principles ("GAAP").
General
Net revenue is comprised of company-operated store sales, direct to consumer sales through www.lululemon.com, www.ivivva.com, and other country and region specific websites, and other net revenue, which includes outlet sales, showroom sales, sales to wholesale accounts, warehouse sales, sales from temporary locations, and license and supply arrangement net revenue, which consists of royalties as well as sales of our products to licensees.
Cost of goods sold includes the cost of purchased merchandise, including freight, duty, and nonrefundable taxes incurred in delivering the goods to our distribution centers. It also includes occupancy costs and depreciation expense for our company-operated store locations, all costs incurred in operating our distribution centers and production, design, distribution, and merchandise departments, hemming, shrink, and inventory provision expense. The primary drivers of the costs of individual products are the costs of raw materials and labor in the countries where we source our merchandise.
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold. We expect selling, general and administrative expenses to increase in fiscal 2016 as we incur additional operating expenses to support our store and direct to consumer growth, while also making strategic investments to support the long term growth of the business.
Income tax expense depends on the statutory tax rates in the countries where we sell our products and the proportion of taxable income earned in those jurisdictions. To the extent the relative proportion of taxable income in the jurisdictions fluctuates, so will our effective tax rate. We also anticipate that, in the future, we may start to sell our products through retail locations located in countries in which we have not yet operated, in which case, we would become subject to taxation based on the foreign statutory rates in the countries where these sales take place and our effective tax rate could fluctuate accordingly.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
	(In thousands)
Consolidated statements of operations:
Net revenue	$2,060,523	$1,797,213	$1,591,188
Cost of goods sold	1,063,357	883,033	751,112
Gross profit	997,166	914,180	840,076
Selling, general and administrative expenses	628,090	538,147	448,718
Income from operations	369,076	376,033	391,358
Other (expense) income, net	(581)	7,102	5,768
Income before income tax expense	368,495	383,135	397,126
Income tax expense	102,448	144,102	117,579
Net income	$266,047	$239,033	$279,547

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
	(% of net revenue)
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	51.6	49.1	47.2
Gross profit	48.4	50.9	52.8
Selling, general and administrative expenses	30.5	30.0	28.2
Income from operations	17.9	20.9	24.6
Other (expense) income, net	—	0.4	0.4
Income before income tax expense	17.9	21.3	25.0
Income tax expense	5.0	8.0	7.4
Net income	12.9%	13.3%	17.6%
Comparison of Fiscal 2015 to Fiscal 2014
Net Revenue
Net revenue increased $263.3 million, or 15%, to $2.061 billion in fiscal 2015 from $1.797 billion in fiscal 2014. Assuming the average exchange rates in fiscal 2015 remained constant with the average exchange rates in fiscal 2014, our net revenue would have increased $352.2 million, or 20%.
The net revenue increase was primarily driven by sales from new stores and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer, increased 5% in fiscal 2015 compared to fiscal 2014. Excluding the effect of foreign currency fluctuations, total comparable sales would have increased by 10%.

Our net revenue on a segment basis for fiscal 2015 and fiscal 2014 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Fiscal Years Ended January 31, 2016 and February 1, 2015
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$1,516,323	$1,348,225	73.6%	75.0%
Direct to consumer	401,525	321,180	19.5	17.9
Other	142,675	127,808	6.9	7.1
Net revenue	$2,060,523	$1,797,213	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $168.1 million, or 12%, to $1.516 billion in fiscal 2015 from $1.348 billion in fiscal 2014.
During fiscal 2015 we opened 61 net new stores, which included 49 stores in the United States, three stores in Canada, four stores in the United Kingdom, two stores in Hong Kong, and one store in each of Germany, Puerto Rico, and Singapore.
The increase in net revenue from our company-operated stores segment resulted from an increase of $175.4 million from non-comparable stores, which includes sales from new stores that have not been open for 12 months and sales from stores which have been significantly expanded. The increase in net revenue was partially offset by a decrease of $7.3 million from comparable store sales.
Comparable store sales decreased by less than 1% in fiscal 2015 compared to fiscal 2014. Excluding the effect of foreign currency fluctuations, comparable store sales would have increased 4%, or $48.8 million, in fiscal 2015. Comparable store sales, excluding the effect of foreign currency fluctuations, increased primarily as the result of increased traffic which resulted in an increase in the number of transactions, and due to higher average unit retail prices.
Direct to Consumer. Net revenue from our direct to consumer segment increased $80.3 million, or 25%, to $401.5 million in fiscal 2015 from $321.2 million in fiscal 2014. Excluding the effect of foreign exchange fluctuations, direct to consumer net revenue would have increased 30%. The increase in net revenue from our direct to consumer segment was primarily the result of an increase in the number of transactions which was driven by increased traffic and higher conversion rates on our e-commerce websites.
Other. Net revenue from our other segment increased $14.9 million, or 12%, to $142.7 million in fiscal 2015 from $127.8 million in fiscal 2014. This increase was primarily the result of an increased number of outlets and an increased number of warehouse sales held during fiscal 2015 compared to fiscal 2014. This was partially offset by fewer temporary locations open during fiscal 2015 compared to fiscal 2014.
Gross Profit
Gross profit increased $83.0 million, or 9%, to $997.2 million in fiscal 2015 from $914.2 million in fiscal 2014.
Gross profit, as a percentage of net revenue, or gross margin, decreased 250 basis points, to 48.4% in fiscal 2015 from 50.9% in fiscal 2014. The decrease in gross margin was primarily the result of:

•	an increase in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, of 90 basis points;

•	an unfavorable impact of foreign exchange rates on product costs which contributed to a decrease in gross margin of 90 basis points; and

•	a decrease in product margin of 70 basis points, primarily due to an increase in markdowns and discounts, as well as other product related costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $89.9 million, or 17%, to $628.1 million in fiscal 2015 from $538.1 million in fiscal 2014. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs for our operating locations of $36.8 million, primarily from a growth in labor hours and bonuses, mainly associated with new company-operated stores;

•
an increase in head office costs other than employee costs of $18.7 million primarily as a result of increased professional fees, including supply chain consulting costs, increased brand and community costs, and increased depreciation;

•
an increase in variable costs such as distribution costs, credit card fees, and packaging of $14.6 million primarily as a result of new company-operated stores as well as increased sales volume from our direct to consumer segment;

•	an increase in head office employee costs of $14.5 million to support the growth in our business; and

•	an increase in other costs of $10.9 million for our operating channels such as repairs and maintenance costs, digital marketing expenses, and store community costs.
The increase in selling, general and administrative expenses was partially offset by an increase in net foreign exchange revaluation gains of $5.6 million.
As a percentage of net revenue, selling, general and administrative expenses increased 50 basis points, to 30.5% in fiscal 2015 from 30.0% in fiscal 2014.
We expect selling, general and administrative expenses to increase in fiscal 2016 as we incur additional operating expenses to support our store and direct to consumer growth, while also making strategic investments to support the long term growth of our business.
Income from Operations
Income from operations decreased $7.0 million, or 2%, to $369.1 million in fiscal 2015 from $376.0 million in fiscal 2014. The decrease was a result of increased selling, general and administrative costs of $89.9 million, partially offset by increased gross profit of $83.0 million.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.
Income from operations before general corporate expenses for fiscal 2015 and fiscal 2014 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Fiscal Years Ended January 31, 2016 and February 1, 2015
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$346,802	$356,589	22.9%	26.4%
Direct to consumer	166,418	132,877	41.4	41.4
Other	5,826	9,499	4.1	7.4
Income from operations before general corporate expense	519,046	498,965
General corporate expense	149,970	122,932
Income from operations	$369,076	$376,033

Company-operated Stores. Income from operations from our company-operated stores segment decreased $9.8 million, or 3%, to $346.8 million for fiscal 2015 from $356.6 million for fiscal 2014 primarily due to an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores, partially offset by an increase of $41.0 million in gross profit from increased sales. Income from operations as a percentage of company-operated stores net revenue decreased by 350 basis points primarily due to lower gross margin resulting from an increase in fixed costs relative to the increase in net revenue, unfavorable foreign exchange rates, and an increase in markdowns and discounts, as well as increased selling, general and administrative expenses as a percentage of net revenue.
Direct to Consumer. Income from operations from our direct to consumer segment increased $33.5 million, or 25%, to $166.4 million in fiscal 2015 from $132.9 million in fiscal 2014. The increase was primarily the result of increased gross profit of $39.8 million primarily due to increased net revenue resulting from an increase in the number of transactions which was driven by increased traffic and higher conversion rates, partially offset by increased selling, general and administrative expenses. Income from operations as a percentage of direct to consumer net revenue was 41.4% in each of fiscal 2015 and fiscal 2014.
Other. Income from operations from our other segment decreased $3.7 million, or 39%, to $5.8 million in fiscal 2015 from $9.5 million in fiscal 2014. Income from operations as a percentage of other net revenue decreased by 330 basis points primarily due to an increased proportion of outlet and warehouse sales within our other segment net revenue in fiscal 2015 compared to fiscal 2014 that carry a lower gross margin.

General Corporate Expense. General corporate expense increased $27.0 million, or 22%, to $150.0 million in fiscal 2015 from $122.9 million in fiscal 2014. This increase was primarily due to increased head office employee costs, professional fees, including increased professional fees related to supply chain consulting costs, and brand and community costs to support the growth of our business. The increase in general corporate expenses was partially offset by an increase in net foreign exchange revaluation gains of $5.6 million. General corporate expenses are expected to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our company-operated stores, direct to consumer and other segments.
Other (Expense) Income, Net
There was net other expense of $0.6 million in fiscal 2015 compared to net other income of $7.1 million in fiscal 2014. This was primarily the result of less interest earned on our decreased cash and cash equivalents in fiscal 2015 compared to fiscal 2014 as well as a net interest expense of $3.5 million related to certain tax adjustments that are outlined in Note 15 to the audited consolidated financial statements included in Item 8 of Part II of this report.
Income Tax Expense
Income tax expense decreased $41.7 million, or 29%, to $102.4 million in fiscal 2015 from $144.1 million in fiscal 2014. Our effective tax rate for fiscal 2015 was 27.8% compared to 37.6% for fiscal 2014. Fiscal 2015 included certain tax adjustments which resulted in a net recovery of $7.4 million as outlined in Note 15 to the audited consolidated financial statements included in Item 8 of Part II of this report. Fiscal 2014 included a tax expense of $33.7 million to provide for U.S. income and applicable foreign withholding taxes on dividends of $473.7 million which were distributed during fiscal 2014 from foreign subsidiaries to the U.S. parent entity to fund our share repurchase program. Our effective tax rate excluding these adjustments would have been 29.5% for fiscal 2015 compared to 28.8% for fiscal 2014.
Net Income
Net income increased $27.0 million, or 11%, to $266.0 million in fiscal 2015 from $239.0 million in fiscal 2014. The increase in net income in fiscal 2015 was primarily due to a $83.0 million increase in gross profit resulting from new stores and the growth of our direct to consumer segment and a decrease of $41.7 million in income tax expense, partially offset by an increase of $89.9 million in selling, general and administrative expenses and a $7.7 million increase in other (expense) income, net.
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

	Fiscal Years Ended February 1, 2015 and February 2, 2014
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Company-operated stores	$1,348,225	$1,228,999	75.0%	77.3%
Direct to consumer	321,180	263,083	17.9	16.5
Other	127,808	99,106	7.1	6.2
Net revenue	$1,797,213	$1,591,188	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $119.2 million, or 10%, to $1.348 billion in fiscal 2014 from $1.229 billion in fiscal 2013. Net revenue from company-operated stores we opened during fiscal 2014, and during fiscal 2013 prior to sales from such stores becoming part of our comparable stores base, contributed $162.0 million of the increase. Net new store openings in fiscal 2014 included 40 stores in the United States, including eight ivivva branded stores, three stores in Canada, including two ivivva branded stores, one store in Australia, one store in New

Zealand, two stores in the United Kingdom, and one store in Singapore. The increase in net revenue from our company-operated stores segment was partially offset by a comparable store sales decrease of 3% in fiscal 2014 compared to fiscal 2013 which resulted in a $42.8 million decrease to net revenue, including the effect of foreign currency fluctuations. Excluding the effect of foreign currency fluctuations, comparable store sales would have decreased 1%, or $19.1 million, in fiscal 2014. Comparable store sales have decreased, primarily as the result of lower conversion rates and lower units purchased per transaction.
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
Other. Net revenue from our other segment increased $28.7 million, or 29%, to $127.8 million in fiscal 2014 from $99.1 million in fiscal 2013. The increase in net revenue from our other segment was primarily due to increased sales from our outlets, showrooms, and temporary locations. We continue to employ our other segment strategy to increase interest in our product in markets where we may not have company-operated stores.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $89.4 million, or 20%, to $538.1 million in fiscal 2014 from $448.7 million in fiscal 2013. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $40.2 million as there were increases in hourly wages and a growth in labor hours associated with new company-operated stores, outlets, showrooms, and other;

•	an increase in variable store costs of $5.7 million from new company-operated stores, outlets, showrooms, and other;

•	an increase in variable costs such as distribution costs, credit card fees and packaging related to our direct to consumer segment of $6.0 million as a result of increased sales volume;

•	an increase in administrative costs related to our direct to consumer segment of $4.4 million associated with the growth in this channel and increased head count to support it;

•	an increase in head office employee costs of $5.7 million from increased head count in order to position us for long-term growth, partially offset by decreased stock-based compensation;

•	an increase in other head office costs of $5.2 million as a result of the overall growth of our business and investment in strategic initiatives and projects;

•	an increase in other costs, including occupancy costs not included in cost of goods sold, of $11.4 million; and

•	a decrease in net foreign exchange gains of $10.8 million.

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

	Fiscal Years Ended February 1, 2015 and February 2, 2014
	2014	2013	2014	2013
	(In thousands)		(Percentages)
Company-operated stores	$356,589	$372,267	26.4%	30.3%
Direct to consumer	132,877	109,999	41.4	41.8
Other	9,499	13,994	7.4	14.1
Income from operations before general corporate expense	498,965	496,260
General corporate expense	122,932	104,902
Income from operations	$376,033	$391,358

Company-operated Stores. Income from operations from our company-operated stores segment decreased $15.7 million, or 4%, to $356.6 million for fiscal 2014 from $372.3 million for fiscal 2013 primarily due to an increase in selling, general and administrative expenses related to employee costs as well as operating expenses associated with new stores, partially offset by an increase of $31.2 million in gross profit from increased sales. Income from operations as a percentage of company-operated stores net revenue decreased by 390 basis points primarily due to higher selling, general and administrative expenses as a percentage of net revenue as well as lower gross margin resulting from product mix, increased product costs, and increased air freight costs.
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
Other. Income from operations from our other segment decreased $4.5 million, or 32%, to $9.5 million in fiscal 2014 from $14.0 million in fiscal 2013. Income from operations as a percentage of other net revenue decreased by 670 basis points primarily due to an increased number of showrooms in new international markets which have a higher cost structure than North America. We continue to employ our other segment strategy to increase interest in our product in markets we have not otherwise entered with company-operated stores.
General Corporate Expense. General corporate expense increased $18.0 million, or 17%, to $122.9 million in fiscal 2014 from $104.9 million in fiscal 2013. This increase was primarily due to a $10.8 million decrease in net foreign exchange gains, primarily from our Canadian operating entity. An increase in expenses related to our head office growth of $7.2 million, which was largely related to additional costs incurred to support the growth of our business, including increased professional fees related to investment in strategic initiatives and projects. General corporate expenses are expected to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our company-operated stores, direct to consumer, and other segments.

Other (Expense) Income, Net
There was net other income of $7.1 million in fiscal 2014 compared to net other income of $5.8 million in fiscal 2013. This was primarily the result of increased interest earned on cash and cash equivalents.
Income Tax Expense
Income tax expense increased $26.5 million, or 23%, to $144.1 million in fiscal 2014 from $117.6 million in fiscal 2013. In fiscal 2014, our effective tax rate was 37.6% compared to 29.6% in fiscal 2013. The increase in our effective tax rate was a result of a tax expense of $33.7 million recorded during fiscal 2014 to provide for U.S. income and applicable foreign withholding taxes on dividends of $473.7 million which were distributed during fiscal 2014 from foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.
Net Income
Net income decreased $40.5 million, or 15%, to $239.0 million in fiscal 2014 from $279.5 million in fiscal 2013. The decrease in net income in fiscal 2014 was primarily due to an increase of $89.4 million in selling, general and administrative expenses, and an increase of $26.5 million in income tax expense, partially offset by a $1.3 million increase in net other income, and a $74.1 million increase in gross profit resulting from new stores and the growth of our direct to consumer segment.
Comparable Sales
We separately track comparable store sales, which reflect net revenue at company-operated stores that have been open for at least 12 months. Net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable prior year sales. Non-comparable store sales include sales from new stores that have not been open for 12 months or from stores which have been significantly expanded. Also included in non-comparable stores sales are sales from direct to consumer, outlets, showrooms, wholesale accounts, warehouse sales, temporary locations, license and supply arrangements, and sales from company-operated stores which we have closed. Total comparable sales combines comparable store sales and direct to consumer sales. By measuring the change in year-over-year net revenue in stores that have been open for 12 months or more as well as the change in direct to consumer sales, total comparable sales allows us to evaluate our sales performance eliminating the impact of newly opened stores.
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
The below performance measures show the dollar and percentage change compared to the corresponding period in the prior year.
Constant dollar changes in net revenue

	Fiscal Year Ended January 31, 2016		Fiscal Year Ended February 1, 2015
	(In thousands)	(Percentage)	(In thousands)	(Percentage)
Net revenue increase	$263,310	15%	$206,024	13%
Adjustments due to foreign exchange rate changes	88,877	5	35,656	2
Net revenue increase in constant dollars	$352,187	20%	$241,680	15%
Constant dollar total comparable sales

	Fiscal Year Ended
	January 31, 2016	February 1, 2015
Total comparable sales	5%	1%
Adjustments due to foreign exchange rate changes	5	2
Total comparable sales in constant dollars	10%	3%
Constant dollar comparable store sales

	Fiscal Year Ended January 31, 2016		Fiscal Year Ended February 1, 2015
	(In thousands)	(Percentage)	(In thousands)	(Percentage)
Comparable store sales	$(7,335)	—%	$(42,801)	(3)%
Adjustments due to foreign exchange rate changes	56,106	4	23,712	2
Comparable store sales in constant dollars	$48,771	4%	$(19,089)	(1)%
Constant dollar changes in direct to consumer net revenue

	Fiscal Year Ended
	January 31, 2016	February 1, 2015
Increase in direct to consumer net revenue	25%	22%
Adjustments due to foreign exchange rate changes	5	2
Increase in direct to consumer net revenue in constant dollars	30%	24%

Effective tax rate, excluding tax and related interest adjustments

	Fiscal Year Ended
	January 31, 2016	February 1, 2015
Effective tax rate	27.8%	37.6%
Tax and related interest adjustments[1]	1.7	(8.8)
Effective tax rate, excluding tax and related interest adjustments	29.5%	28.8%
_________
1Please refer to Note 15 to the audited consolidated financial statements included in Item 8 of Part II of this report for an explanation as to the nature of these items.
Diluted earnings per share, excluding tax and related interest adjustments

	Fiscal Year Ended
	January 31, 2016	February 1, 2015
Diluted earnings per share	$1.89	$1.66
Tax and related interest adjustments[1]	(0.03)	0.23
Diluted earnings per share, excluding tax and related interest adjustments	$1.86	$1.89
_________
1Please refer to Note 15 to the audited consolidated financial statements included in Item 8 of Part II of this report for an explanation as to the nature of these items.
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents and cash flows from operations. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, making information technology system enhancements, funding working capital requirements, and making other strategic capital investments both in North America and internationally. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.
As of January 31, 2016, our working capital (excluding cash and cash equivalents) was $190.1 million and our cash and cash equivalents were $501.5 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
	(In thousands)
Total cash provided by (used in):
Operating activities	$298,740	$314,449	$278,339
Investing activities	(143,487)	(119,733)	(106,408)
Financing activities	(273,693)	(149,077)	8,907
Effect of exchange rate changes	(44,557)	(79,809)	(72,368)
(Decrease) increase in cash and cash equivalents	$(162,997)	$(34,170)	$108,470
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items not affecting cash and the effect of changes in operating assets and liabilities.
In fiscal 2015, cash provided by operating activities decreased $15.7 million, to $298.7 million compared to cash provided by operating activities of $314.4 million in fiscal 2014. The decrease was primarily a result of an increase in inventory purchases and an increase in prepaid and receivable income taxes. This was partially offset by an increase in net income, changes in other operating assets and liabilities, and the change in items not affecting cash. The change in items not affecting cash was primarily due to an increase in depreciation related to our increased number of stores and a reduction in net deferred income tax assets.
Inventory increased during fiscal 2015 primarily due to the opening of new stores, increased inventory levels to support the sales growth in our company-operated stores and direct to consumer segments, and the timing of product deliveries.
Prepaid and receivable income taxes increased during fiscal 2015 primarily as a result of certain tax adjustments as outlined in Note 15 to the audited consolidated financial statements included in Item 8 of Part II of this report. These adjustments resulted in an income tax receivable in the United States and an increase in income taxes payable in Canada.
In fiscal 2014, cash provided by operating activities increased $36.1 million, to $314.4 million compared to cash provided by operating activities of $278.3 million in fiscal 2013. The increase was primarily a result of an increase in income taxes payable, a change in items not affecting cash, and an increase in accrued compensation and related benefits. This was partially offset by a decrease in net income, and changes in other operating assets and liabilities.
The increase in income taxes payable in fiscal 2014 compared to fiscal 2013 was primarily the result of taxes due on the dividends of $473.7 million which were distributed during fiscal 2014 by foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.
Investing Activities
Cash flows used in investing activities relate entirely to capital expenditures. Cash used in investing activities increased $23.8 million, to $143.5 million in fiscal 2015 from $119.7 million in fiscal 2014. Cash used in investing activities increased $13.3 million, to $119.7 million in fiscal 2014 from $106.4 million in fiscal 2013.
Capital expenditures for our company-operated stores segment were $85.8 million in fiscal 2015 which included $49.2 million to open 62 company-operated stores, $76.9 million in fiscal 2014 which included $38.1 million to open 49 company-operated stores, and $60.2 million in fiscal 2013 which included $31.3 million to open 45 new company-operated stores. The remaining capital expenditures for our company-operated stores segment in each period were primarily for the remodeling or relocation of certain stores, and ongoing store refurbishment.
Capital expenditures for our direct to consumer segment were $8.3 million, $10.0 million, and $6.0 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. The capital expenditures for our direct to consumer segment in each period were primarily related to website enhancements as well as country and region specific website launches.
Capital expenditures related to corporate activities and other were $49.4 million, $32.9 million, and $40.2 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. The capital expenditures in each period for corporate activities and other were for investments in information technology and business systems, improvements at our head office and other corporate buildings, and for capital expenditures related to opening retail locations other than company-operated stores.
Capital expenditures are expected to range between $150 million and $155 million in fiscal 2016.
Financing Activities
Cash flows used in or provided by financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities increased $124.6 million, to $273.7 million in fiscal 2015 from $149.1 million in fiscal 2014. Cash used in financing activities increased $158.0 million, to cash used of $149.1 million in fiscal 2014 from cash provided of $8.9 million in fiscal 2013. The primary cause of these increases in cash used in financing activities was our stock repurchase program which began in the second quarter of fiscal 2014. During fiscal 2015 we repurchased 5.0 million shares for a total cost of $274.2 million, and in fiscal 2014 we repurchased 3.7 million shares for a total cost of $147.4 million.
We believe that our cash and cash equivalent balances, cash generated from operations, and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in "Item 1A. Risk Factors". In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or systems, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash and cash equivalents and cash generated from operations.

Revolving Credit Facility
In November 2015, we renewed our unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch for a one year period. The credit facilities provide us with available borrowings in a total amount of $15.0 million. Borrowings under the credit facilities must be repaid in full on demand and are available by way of U.S. or Canadian denominated advances, letters of credit or depository bills. Advances denominated in U.S. dollars bear interest on the outstanding balance at a rate equal to U.S. LIBOR plus 100 basis points or the U.S. prime rate, at our option. Advances denominated in Canadian dollars bear interest on the outstanding balance at a rate equal to the CDOR Rate plus 100 basis points or the Canadian prime rate, at our option. Borrowings drawn down under standby letters of credit bear a fee of 100 basis points and borrowings drawn down under commercial letters of credit bear the banks' standard pricing. We are also required to pay a quarterly commitment fee of 10 basis points on the unused portion of the facility. Our wholly-owned subsidiary, lululemon usa inc., has provided a guarantee to the bank counter-parties under the facilities. The revolving credit facilities are unsecured, with a negative pledge on assets subject to permitted encumbrances, and no financial covenants. As of January 31, 2016, aside from letters of credit of $1.6 million, we had no other borrowings outstanding under these credit facilities.
Contractual Obligations and Commitments
Leases. We lease certain store and other retail locations, distribution centers, offices, and equipment under non-cancelable operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. Our leases expire at various dates between one and 15 years, excluding extensions at our option. A substantial number of our leases include renewal options and certain of our leases include rent escalation clauses, rent holidays and leasehold rental incentives, none of which are reflected in the table below. Most of our leases for store premises also include contingent rental payments based on sales, the impact of which also are not reflected in the table below.
Product purchase obligations. The amounts listed for product purchase obligations in the table below represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable and accrued inventory liabilities as of January 31, 2016.
The following table summarizes our contractual arrangements as of January 31, 2016, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Operating leases (minimum rent)	$515,821	$107,456	$102,071	$88,193	$75,845	$52,881	$89,375
Product purchase obligations	$159,730	$159,730	$—	$—	$—	$—	$—
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of January 31, 2016, letters of credit and letters of guarantee totaling $1.6 million had been issued.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements.

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:
Revenue Recognition. Net revenue is recognized net of sales taxes, discounts, and an estimated allowance for sales returns. Sales to customers through company-operated stores and other physical locations are recognized at the point of sale, net of an estimated allowance for sales returns. Direct to consumer sales are recognized once delivery has occurred and collection is reasonably assured, net of an estimated allowance for sales returns. Other net revenue includes outlet sales, showroom sales, sales to wholesale accounts, warehouse sales, sales from temporary locations, and license and supply arrangement net revenue, which consists of royalties as well as sales of our product to licensees. Revenue is recognized when these sales occur and amounts billed to customers for shipping and handling are recognized at the time of shipment. Employee discounts are classified as a reduction of net revenue.
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
While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in net revenue. The amount recognized is an estimate, based on historical customer redemption rates.
Inventory. Inventory is valued at the lower of cost and market. We periodically review our inventories and make provisions as necessary to appropriately value obsolete and damaged goods. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about future demands, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination. In addition, we provide for inventory shrinkage as a percentage of sales, based on historical trends from actual physical inventories. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. We perform physical inventory counts throughout the year and adjust the shrink provision accordingly.
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
Changes in circumstances (such as technological advances) can result in differences between the actual and estimated useful lives. In those cases where we determine that the useful life of a long-lived asset should be shortened, we increase depreciation expense over the remaining useful life to depreciate the asset's net book value to its salvage value.
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
Income Taxes. Deferred income tax assets and liabilities are determined based on the temporary differences between the carrying amounts and the tax basis of assets and liabilities, and for tax losses, tax credit carry forwards, and other tax attributes, using the enacted tax rates that are to be in effect when these differences are expected to reverse.

Deferred income tax liabilities are provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries, unless those earnings can be distributed on a tax-free basis or if the earnings are indefinitely reinvested. We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Such estimates are inherently imprecise since many assumptions used in the projections are subject to revision. The possibility exists that amounts determined to be indefinitely reinvested outside of the U.S. may ultimately be repatriated.
U.S. income and foreign withholding taxes have not been provided on approximately $425.2 million of cumulative undistributed earnings of a Canadian subsidiary as of January 31, 2016. These earnings are indefinitely reinvested outside of the United States. Income taxes of approximately $16.6 million would be incurred if these earnings were repatriated to the United States.
As of January 31, 2016, we had cash and cash equivalents of $437.5 million outside of the United States. As described in Note 15 to the audited consolidated financial statements included in Item 8 of Part II of this report, we intend to distribute $156.0 million from a Canadian subsidiary to the U.S. parent entity to finance the payment of an intercompany debt. We have recognized a deferred tax liability of $7.8 million to provide for U.S. income and applicable foreign withholding taxes on this expected distribution. With the exception of this amount, we do not intend to repatriate these funds to the United States.
We evaluate our tax filing positions and recognize the largest amount of tax benefit that is considered more likely than not to be sustained upon examination by the relevant taxing authorities based on the technical merits of the position. This determination requires the use of significant judgment. Income tax expense is adjusted in the period in which an uncertain tax position is effectively settled, the statute of limitations expires, facts or circumstances change, tax laws change, or new information becomes available.
Our intercompany transfer pricing policies are currently subject to audits by various foreign tax jurisdictions. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final outcomes of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.
Goodwill and Intangible Assets. Intangible assets are recorded at cost. Reacquired franchise rights are amortized on a straight-line basis over their estimated useful lives of 10 years. Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired and is not amortized. Goodwill is tested for impairment annually or more frequently when an event or circumstance indicates that goodwill might be impaired. Goodwill impairment testing requires us to estimate the fair value of our reporting units. We generally base our measurement of the fair value on the present value of future cash flows. Our significant estimates in the discounted cash flows model include the discount rate and long-term rates of growth. We use our best estimates and judgment based on available evidence in conducting the impairment testing.
Stock-Based Compensation. We account for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and is recognized as employee compensation expense on a straight-line basis over the requisite service period. For awards with service and/or performance conditions, the amount of compensation expense recognized is based on the number of awards that are expected to vest.
The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating the number of awards which are expected to vest, including, future profit forecasts, types of awards, size of option holder group, and anticipated employee retention. Actual results may differ substantially from these estimates.
The calculation of the grant-date fair value of stock options requires us to make certain estimates and assumptions, including, stock price volatility, and the expected life of the options. We evaluate and revise these estimates and assumptions as necessary, to reflect market conditions and our historical experience. The expected term of the options is based upon historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of our common stock for the period corresponding with the expected term of the options. In the future, the expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record.
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
Foreign Currency Exchange Risk. The functional currency of our foreign subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenues, expenses, assets, and liabilities of our foreign subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. Foreign exchange differences which arise on translation of our foreign subsidiaries' balance sheets into U.S. dollars are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity.
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
During fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $63.2 million increase in accumulated other comprehensive loss within stockholders' equity. During fiscal 2014, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $103.3 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for fiscal 2015 would have resulted in lost income from operations of approximately $2.2 million in fiscal 2015. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the fiscal year. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. Our revolving credit facilities provide us with available borrowings in amount up to $15.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 31, 2016, aside from letters of credit, we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of lululemon athletica inc.
We have audited the accompanying consolidated balance sheets of lululemon athletica inc. and its subsidiaries as of January 31, 2016 and February 1, 2015 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the 52 week periods ended January 31, 2016, February 1, 2015 and February 2, 2014. In addition, we have audited the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited lululemon athletica inc. and its subsidiaries' internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these consolidated financial statements, on the financial statement schedule, and on the company's internal control over financial reporting based on our integrated audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of lululemon athletica inc. and its subsidiaries as of January 31, 2016 and February 1, 2015 and the results of their operations and their cash flows for the 52 week periods ended January 31, 2016, February 1, 2015, and February 2, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, lululemon athletica inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, British Columbia
March 29, 2016

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	January 31, 2016	February 1, 2015
ASSETS
Current assets
Cash and cash equivalents	$501,482	$664,479
Accounts receivable	13,108	13,746
Inventories	284,009	208,116
Prepaid and receivable income taxes	91,453	40,547
Other prepaid expenses and other current assets	26,987	24,124
	917,039	951,012
Property and equipment, net	349,605	296,008
Goodwill and intangible assets, net	24,777	26,163
Deferred income tax assets	11,802	16,018
Other non-current assets	10,854	7,012
	$1,314,077	$1,296,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,381	$9,339
Accrued inventory liabilities	25,451	22,296
Accrued compensation and related expenses	43,524	29,932
Income taxes payable	37,736	20,073
Unredeemed gift card liability	57,736	46,252
Other accrued liabilities	50,676	31,989
	225,504	159,881
Deferred income tax liabilities	10,759	3,633
Other non-current liabilities	50,332	43,131
	286,595	206,645
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,804 and 9,833 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,804 and 9,833 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 127,482 and 132,112 issued and outstanding	637	661
Additional paid-in capital	245,533	241,695
Retained earnings	1,019,515	1,020,619
Accumulated other comprehensive loss	(238,203)	(173,407)
	1,027,482	1,089,568
	$1,314,077	$1,296,213
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Net revenue	$2,060,523	$1,797,213	$1,591,188
Cost of goods sold	1,063,357	883,033	751,112
Gross profit	997,166	914,180	840,076
Selling, general and administrative expenses	628,090	538,147	448,718
Income from operations	369,076	376,033	391,358
Other (expense) income, net	(581)	7,102	5,768
Income before income tax expense	368,495	383,135	397,126
Income tax expense	102,448	144,102	117,579
Net income	$266,047	$239,033	$279,547

Other comprehensive loss:
Foreign currency translation adjustment	(64,796)	(105,339)	(89,158)
Comprehensive income	$201,251	$133,694	$190,389

Basic earnings per share	$1.90	$1.66	$1.93
Diluted earnings per share	$1.89	$1.66	$1.91
Basic weighted-average number of shares outstanding	140,365	143,935	144,913
Diluted weighted-average number of shares outstanding	140,610	144,298	146,043
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance at February 3, 2013	32,065		32,065	$—	112,371	$562	$221,372	$644,275	$21,090	$887,299
Net income								279,547		279,547
Foreign currency translation adjustment									(89,158)	(89,158)
Common stock issued upon exchange of exchangeable shares	(2,110)		(2,110)	—	2,110	11	(11)			—
Stock-based compensation expense							10,087			10,087
Tax benefits from stock-based compensation							6,457			6,457
Common stock issued upon settlement of stock-based compensation					952	4	8,167			8,171
Shares withheld related to net share settlement of stock-based compensation					(91)	—	(5,721)			(5,721)
Balance at February 2, 2014	29,955		29,955	$—	115,342	$577	$240,351	$923,822	$(68,068)	$1,096,682
Net income								239,033		239,033
Foreign currency translation adjustment									(105,339)	(105,339)
Common stock issued upon exchange of exchangeable shares	(20,122)		(20,122)	—	20,122	101	(101)			—
Stock-based compensation expense							8,269			8,269
Tax benefits from stock-based compensation							413			413
Common stock issued upon settlement of stock-based compensation					409	2	2,911			2,913
Shares withheld related to net share settlement of stock-based compensation					(104)	(1)	(4,971)			(4,972)
Repurchase of common stock					(3,657)	(18)	(5,177)	(142,236)		(147,431)
Balance at February 1, 2015	9,833		9,833	$—	132,112	$661	$241,695	$1,020,619	$(173,407)	$1,089,568
Net income								266,047		266,047
Foreign currency translation adjustment									(64,796)	(64,796)
Common stock issued upon exchange of exchangeable shares	(29)		(29)	—	29	—	—			—
Stock-based compensation expense							10,356			10,356
Tax benefits from stock-based compensation							(1,202)			(1,202)
Common stock issued upon settlement of stock-based compensation					350	2	4,702			4,704

	Exchangeable Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Shares withheld related to net share settlement of stock-based compensation					(50)	—	(2,857)			(2,857)
Repurchase of common stock					(4,959)	(26)	(7,016)	(267,151)		(274,193)
Registration fees associated with prospectus supplement							(145)			(145)
Balance at January 31, 2016	9,804		9,804	$—	127,482	$637	$245,533	$1,019,515	$(238,203)	$1,027,482
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Cash flows from operating activities
Net income	$266,047	$239,033	$279,547
Items not affecting cash
Depreciation and amortization	73,383	58,364	49,068
Stock-based compensation expense	10,356	8,269	10,087
Derecognition of unredeemed gift card liability	(3,647)	(1,468)	(4,654)
Deferred income taxes	11,142	2,087	820
Tax benefits from stock-based compensation	1,202	(413)	(6,457)
Changes in operating assets and liabilities
Inventories	(83,286)	(26,806)	(38,507)
Prepaid and receivable income taxes	(52,110)	(15,234)	3,067
Other prepaid expenses and other current assets	(3,816)	(6,444)	(13,939)
Accounts payable	1,247	(2,198)	11,627
Accrued inventory liabilities	5,198	8,276	6,985
Accrued compensation and related expenses	14,937	11,561	(6,282)
Income taxes payable	19,470	19,304	(35,075)
Unredeemed gift card liability	16,574	11,326	9,306
Other accrued liabilities	19,563	3,788	7,998
Other non-current assets and liabilities	2,480	5,004	4,748
Net cash provided by operating activities	298,740	314,449	278,339
Cash flows from investing activities
Purchase of property and equipment	(143,487)	(119,733)	(106,408)
Net cash used in investing activities	(143,487)	(119,733)	(106,408)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	4,704	2,913	8,171
Tax benefits from stock-based compensation	(1,202)	413	6,457
Taxes paid related to net share settlement of stock-based compensation	(2,857)	(4,972)	(5,721)
Repurchase of common stock	(274,193)	(147,431)	—
Registration fees associated with prospectus supplement	(145)	—	—
Net cash (used in) provided by financing activities	(273,693)	(149,077)	8,907
Effect of exchange rate changes on cash	(44,557)	(79,809)	(72,368)
(Decrease) increase in cash and cash equivalents	(162,997)	(34,170)	108,470
Cash and cash equivalents, beginning of period	$664,479	$698,649	$590,179
Cash and cash equivalents, end of period	$501,482	$664,479	$698,649
See accompanying notes to the consolidated financial statements lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and store count information, unless otherwise indicated)

1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, showrooms, sales to wholesale accounts, warehouse sales, sales from temporary locations, and license and supply arrangement net revenue. The Company operates stores in the United States, Canada, Australia, New Zealand, the United Kingdom, Singapore, Hong Kong, Germany, and Puerto Rico. There were 363, 302, and 254 company-operated stores in operation as of January 31, 2016, February 1, 2015, and February 2, 2014, respectively.
Basis of presentation
The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company during the three-year period ended January 31, 2016. The consolidated financial statements have been presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP").
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2015, 2014, and 2013 were each 52 week years. Fiscal 2015, 2014, and 2013 ended on January 31, 2016, February 1, 2015, and February 2, 2014, respectively.
The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its operating profit in the fourth fiscal quarter of each year as a result of increased net revenue during the holiday season.
Certain comparative figures have been reclassified to conform to the financial presentation adopted for the current year.
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The consolidated financial statements include the accounts of lululemon athletica inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand, bank balances and short-term deposits with original maturities of three months or less. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.
Accounts receivable
Accounts receivable primarily arise out of sales to wholesale accounts, landlord lease inducements, and license and supply arrangements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As of January 31, 2016, February 1, 2015, and February 2, 2014, the Company recorded an insignificant allowance for doubtful accounts.
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

The Company makes provisions as necessary to appropriately value obsolete or damaged goods. The amount of the provision is equal to the difference between the cost of the inventory and its estimated net realizable value based upon assumptions about future demand, selling prices and market conditions. In fiscal 2015, the Company wrote-off $14,247 of inventory, and in fiscal 2014 the Company wrote-off $12,361 of inventory. In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly.
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
Goodwill represents the excess of the aggregate of the consideration transferred, the fair value of any non-controlling interest in the acquiree, and the acquisition-date fair value of the Company's previously held equity interest over the net assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are tested annually for impairment or more frequently when an event or circumstance indicates that goodwill or indefinite life intangible assets might be impaired. The Company's operating segment for goodwill is its company-operated stores.
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
Deferred lease inducements, which include leasehold improvements paid for by the landlord and rent free periods, are recorded as liabilities on the consolidated balance sheets and recognized as a reduction of rent expense on a straight-line basis over the term of the lease.
The difference between the recognized rental expense and the total rental payments paid is reflected on the consolidated balance sheets as a deferred lease liability or a prepaid lease asset.
Contingent rental payments based on sales are recorded in the period in which the sales occur.
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
The Company recognizes a liability for a cost associated with a lease exit or disposal activity when such obligation is incurred. A lease exit or disposal liability is measured initially at its fair value in the period in which the liability is incurred. The Company estimates fair value at the cease-use date of its operating leases as the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even where the Company does not intend to enter into a sublease. Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from the assumptions used in the initial estimate.
Deferred revenue
Receipts from the sale of gift cards are treated as deferred revenue. Amounts received in respect of gift cards are recorded as unredeemed gift card liability. When gift cards are redeemed for apparel, the Company recognizes the related revenue.
Revenue recognition
Net revenue is comprised of company-operated store net revenue, direct to consumer sales through www.lululemon.com, www.ivivva.com and other country and region specific websites, and other net revenue, which includes outlet sales, showroom sales, sales to wholesale accounts, warehouse sales, sales from temporary locations, and license and supply arrangement net revenue, which consists of royalties as well as sales of the Company's products to licensees.
Sales to customers through company-operated stores are recognized at the point of sale, net of discounts and an estimated allowance for sales returns.
Sales of apparel to customers through the Company's retail internet sites are recognized when delivery has occurred, and collection is reasonably assured, net of an estimated allowance for sales returns.
Sales of apparel to wholesale accounts are recognized when delivery has occurred and collection is reasonably assured.
All revenue is reported net of sales taxes collected for various governmental agencies.
Revenue from the Company's gift cards is recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in unredeemed gift card liability on the consolidated balance sheets. There are no expiration dates on the Company's gift cards, and lululemon does not charge any service fees that cause a decrement to customer balances.
While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in net revenue. For the years ended January 31, 2016, February 1, 2015, and February 2, 2014, net revenue recognized on unredeemed gift card balances was $3,647, $1,468, and $4,654, respectively.
Cost of goods sold
Cost of goods sold includes:

•	the cost of purchased merchandise, which includes acquisition and production costs including raw material and labor, as applicable;

•	the cost incurred to deliver inventory to the Company's distribution centers including freight, non-refundable taxes, duty and other landing costs;

•	the cost of the Company's distribution centers (such as labor, rent and utilities) and the depreciation related to the Company's distribution centers;

•	the cost of the Company's production, design, distribution and merchandising departments including salaries, stock-based compensation and benefits, and other expenses;

•	occupancy costs such as minimum rent, contingent rent where applicable, property taxes, utilities and depreciation expense for the Company's company-operated store locations;

•	hemming; and

•	shrink and inventory provision expense.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold. The Company's selling, general and administrative expenses include the costs of corporate and store-level wages and benefits, costs to transport the Company's products from the distribution facilities to the Company's sales locations and e-commerce guests, professional fees, marketing, information technology, human resources, accounting, corporate facility and occupancy costs, and depreciation and amortization expense other than in cost of goods sold.
For the years ended January 31, 2016, February 1, 2015, and February 2, 2014, the Company incurred transportation costs of $40,586, $35,901, and $31,296, respectively.
Store pre-opening costs
Operating costs incurred prior to the opening of new stores are expensed as incurred.
Income taxes
The Company follows the liability method with respect to accounting for income taxes. Deferred income tax assets and liabilities are determined based on the temporary differences between the carrying amounts and the tax basis of assets and liabilities, and for tax losses, tax credit carry forwards, and other tax attributes. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to be in effect when these differences are anticipated to reverse.
Deferred income tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The evaluation as to the likelihood of realizing the benefit of a deferred income tax asset is based on the timing of scheduled reversals of deferred tax liabilities, taxable income forecasts, and tax-planning strategies. The recognition of a deferred income tax asset is based upon several assumptions and forecasts, including current and anticipated taxable income, the utilization of previously unrealized non-operating loss carry forwards, and regulatory reviews of tax filings. Given the judgments and estimates required and the sensitivity of the results to the significant assumptions used, the Company believes the accounting estimates used in relation to the valuation of deferred income tax assets are subject to measurement uncertainty and are susceptible to a material change if the underlying assumptions change.
The Company provides for taxes at the enacted rate applicable for the appropriate tax jurisdiction. U.S. income taxes on undistributed earnings of foreign subsidiaries which the Company has determined to be indefinitely reinvested have not been recognized. Management periodically assesses the need to utilize these undistributed earnings to finance foreign operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of the Company's foreign subsidiaries. Such estimates are inherently imprecise since many assumptions utilized in the projections are subject to revision in the future.
The Company evaluates its tax filing positions and recognizes the largest amount of tax benefit that is considered more likely than not to be sustained upon examination by the relevant taxing authorities based on the technical merits of the position. This determination requires the use of significant judgment. Income tax expense is adjusted in the period in which an uncertain tax position is effectively settled, the statute of limitations expires, facts or circumstances change, tax laws change, or new information becomes available. The Company's policy is to recognize interest expense and penalties related to income tax matters as part of other (expense) income, net.
Currency translation
The functional currency for each entity included in these consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency. Assets and liabilities of each foreign entity are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Net revenue and expenses are translated at the average rate in effect during the period. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in other comprehensive income or loss, which is a component of accumulated other comprehensive income or loss included in stockholders' equity.

Foreign currency transactions denominated in a currency other than an entity's functional currency are remeasured into the functional currency with any resulting gains and losses recognized in selling, general and administrative expenses, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature, which are recorded as a foreign currency translation adjustment in other comprehensive income or loss.
The aggregate foreign exchange gains (losses) included in selling, general and administrative expenses amount to $11,958, $6,372, and $17,314 for the years ended January 31, 2016, February 1, 2015, and February 2, 2014, respectively.
Fair value of financial instruments
The Company's financial instruments consist of cash and cash equivalents, accounts receivable, trade accounts payable, accrued liabilities, and other liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.
Concentration of credit risk
The Company is not exposed to significant credit risk on its cash and cash equivalents and accounts receivable. Cash and cash equivalents are held with high quality financial institutions. Accounts receivable are primarily from wholesale accounts, for landlord lease inducements, and from license and supply arrangements. The Company does not require collateral to support the accounts receivable; however, in certain circumstances, the Company may require parties to provide payment for goods prior to delivery of the goods. The accounts receivable are net of an allowance for doubtful accounts, which is established based on management's assessment of the credit risk of the underlying accounts.
Stock-based compensation
The Company accounts for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and is recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. For awards with service and/or performance conditions, the amount of compensation expense recognized is based on the number of awards expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. The fair value of the restricted shares, performance-based restricted stock units, and restricted stock units is based on the closing price of the Company's common stock on the award date.
Earnings per share
Earnings per share is calculated using the weighted-average number of common and exchangeable shares outstanding during the period. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. Diluted earnings per share is calculated by dividing net income available to stockholders for the period by the diluted weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, performance-based restricted stock units that have satisfied their performance factor, restricted shares, and restricted stock units using the treasury stock method.
Contingencies
In the ordinary course of business, the Company is involved in legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from claims against us, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. In July 2015, the FASB deferred the effective date for public companies to years, and interim periods within those years, beginning after December 15, 2017, with early application permitted only as of years, and interim periods within those years, beginning after December 15, 2016. This guidance will be effective for the Company beginning in its first quarter of fiscal 2018. The Company is currently evaluating the timing of adoption and the impact that this new guidance may have on its consolidated financial statements.
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
In November 2015, the FASB amended ASC Topic 740, Income Taxes ("ASC 740") to simplify the presentation of deferred income taxes. The amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early application is permitted. The Company early adopted this standard retrospectively in the fourth quarter of fiscal 2015, with no significant impact to its consolidated financial statements.
In February 2016 the FASB issued ASC Topic 842, Leases ("ASC 842") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.
3 INVENTORIES

	January 31, 2016	February 1, 2015
Finished goods	$290,791	$214,113
Provision to reduce inventory to market value	(6,782)	(5,997)
	$284,009	$208,116

4 PROPERTY AND EQUIPMENT

	January 31, 2016	February 1, 2015
Land	$55,488	$60,548
Buildings	30,885	29,099
Leasehold improvements	225,604	176,677
Furniture and fixtures	73,254	55,320
Computer hardware	44,085	35,457
Computer software	112,161	84,854
Equipment and vehicles	11,929	11,908
Accumulated depreciation	(203,801)	(157,855)
	$349,605	$296,008
Included in the cost of computer software are capitalized costs of $3,721 and $2,620 at January 31, 2016 and February 1, 2015, respectively, associated with internally developed software.
Depreciation expense related to property and equipment was $72,573, $57,450, and $48,177 for the years ended January 31, 2016, February 1, 2015, and February 2, 2014, respectively.
5 GOODWILL AND INTANGIBLE ASSETS

	January 31, 2016	February 1, 2015
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,666)	(1,083)
	23,830	24,413
Intangibles—reacquired franchise rights	10,150	10,150
Accumulated amortization	(9,074)	(8,264)
Changes in foreign currency exchange rates	(129)	(136)
	947	1,750
Goodwill and intangible assets, net	$24,777	$26,163
Amortization expense related to intangible assets was $810, $914, and $891 for the years ended January 31, 2016, February 1, 2015, and February 2, 2014, respectively. The estimated aggregate future amortization expense is as follows:

Fiscal Year
2016	$629
2017	247
2018	71
Thereafter	—
$947
The weighted-average remaining useful lives of the reacquired franchise rights was 1.73 years as of January 31, 2016 and 2.55 years as of February 1, 2015.

6 OTHER ACCRUED LIABILITIES

	January 31, 2016	February 1, 2015
Accrued duty, freight, and other operating expenses	$26,017	$10,313
Sales tax collected	10,506	8,579
Accrued rent	6,070	5,567
Other	8,083	7,530
	$50,676	$31,989
7 OTHER NON-CURRENT LIABILITIES

	January 31, 2016	February 1, 2015
Deferred lease liability	$25,723	$20,837
Tenant inducements	24,609	22,294
	$50,332	$43,131
8 LONG-TERM DEBT AND CREDIT FACILITIES
In November 2015, the Company renewed its unsecured demand revolving credit facilities with HSBC Bank Canada and Bank of America, N.A., Canada Branch for up to $15,000 in the aggregate to support the issuance of letters of credit and to fund the working capital requirements of the Company. Borrowings under the uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the Company. These facilities were renewed for a one year period.
Borrowings under the credit facility can be made either as (i) U.S. dollar loans - U.S. dollar loans bear interest at a rate equal to U.S. LIBOR plus 100 basis points or the U.S. prime rate, at the Company's option; (ii) Letters of Credit - Borrowings drawn down under standby letters of credit issued by the banks bear a fee of 100 basis points; and (iii) CDN dollar loans - CDN dollar loans bear interest at a rate equal to the CDOR rate plus 100 basis points or the Canadian prime rate, at the Company's option.
At January 31, 2016, aside from letters of credit, there were no borrowings outstanding under these credit facilities. At January 31, 2016, letters of credit totaling $1,560 had been issued under these credit facilities.
9 STOCKHOLDERS' EQUITY
Authorized share capital
The holders of the special voting stock are entitled to one vote for each share held. The special voting shares are not entitled to receive dividends or distributions or receive any consideration in the event of a liquidation, dissolution, or wind-up. To the extent that exchangeable shares as described below are exchanged for common stock, a corresponding number of special voting shares will be cancelled without consideration.
The holders of the exchangeable shares have dividend and liquidation rights equivalent to those of holders of the common shares of the Company. The exchangeable shares can be converted on a one for one basis by the holder at any time into common shares of the Company plus a cash payment for any accrued and unpaid dividends. Holders of exchangeable shares are entitled to the same or economically equivalent dividend as declared on the common stock of the Company. The exchangeable shares are non-voting. The Company has the right to convert the exchangeable shares into common shares of the Company at any time after the earlier of July 26, 2047, the date on which fewer than 4,188 exchangeable shares are outstanding, or in the event of certain events such as a change in control.
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

The Company has granted stock options, performance-based restricted stock units, restricted stock units, and restricted shares. Stock options granted to date generally have a four-year vesting period, vest at a rate of 25% each year on the anniversary date of the grant, and expire seven years from the date of grant. Performance-based restricted stock units issued generally vest three years from the grant date and restricted shares generally vest one year from the grant date. Restricted stock units granted generally have a three-year vesting period and vest at a certain percentage each year on the anniversary date of the grant.
The Company's policy is to issue shares from treasury upon the exercise of Company options, vesting of performance-based restricted stock units or restricted stock units, and granting of restricted shares.
Stock-based compensation expense charged to income for the plans was $10,356, $8,269, and $10,087 for the years ended January 31, 2016, February 1, 2015, and February 2, 2014, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $30,263 as of January 31, 2016, which is expected to be recognized over a weighted-average period of 2.4 years, and was $25,720 as of February 1, 2015 over a weighted-average period of 2.5 years.
Employee stock purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits as defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares available under the ESPP is 6,000 shares. During the year ended January 31, 2016, there were 116 shares purchased under the ESPP in the open market.

Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of January 31, 2016, February 1, 2015, and February 2, 2014, and changes during the fiscal years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Balance at February 3, 2013	1,377	$19.51	491	$45.47	16	$63.97	—	$—
Granted	118	64.86	290	52.41	59	52.35	—	—
Exercised/vested	686	11.90	208	21.72	16	63.97	—	—
Forfeited	140	41.33	145	59.03	2	64.30	—	—
Balance at February 2, 2014	669	$30.76	428	$57.08	57	$51.99	—	$—
Granted	447	48.16	321	49.67	34	39.00	195	45.76
Exercised/vested	158	18.50	217	40.04	29	56.28	—	—
Forfeited	79	59.09	80	61.34	—	—	9	45.92
Balance at February 1, 2015	879	$39.25	452	$59.27	62	$42.86	186	$45.75
Granted	399	57.43	156	63.35	19	66.07	238	61.60
Exercised/vested	235	20.26	58	67.50	46	42.73	41	46.04
Forfeited	176	55.22	155	62.06	4	38.25	50	53.35
Balance at January 31, 2016	867	$49.54	395	$58.58	31	$57.67	333	$55.91
A total of 14,691 of shares of the Company's common stock have been authorized for future issuance under the Company's 2014 Equity Incentive Plan.
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
The fair value of the restricted shares and restricted stock units is based on the closing price of the Company's common stock on the award date.
The following table summarizes information about stock options outstanding and exercisable at January 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
$0.25 – $38.25	116	$17.45	1.6	114	$17.23	1.6
$44.20 – $46.12	180	44.36	5.6	46	44.38	5.2
$48.30 – $53.44	151	51.55	5.4	33	51.86	4.7
$53.79 – $57.25	211	53.98	6.4	14	56.67	3.2
$57.88 – $76.49	209	65.72	5.5	45	68.37	4.1
	867	$49.54	5.2	252	$37.91	3.2
Intrinsic value	$11,717			$6,396

As of January 31, 2016, the unrecognized compensation cost related to these options was $10,218, which is expected to be recognized over a weighted-average period of 3.0 years; and the total aggregate intrinsic value for stock options outstanding and exercisable was $6,396. The weighted-average grant date fair value of options granted during the years ended January 31, 2016, February 1, 2015, and February 2, 2014 was $19.76, $17.69, and $31.96, respectively.
The following table summarizes the intrinsic value of options exercised and awards that vested during fiscal 2015, 2014, and 2013:

	Intrinsic Value of Options Exercised and Awards that Vested During the Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Stock options	$10,554	$4,382	$37,591
Performance-based restricted stock units	3,592	10,242	13,057
Restricted shares	2,739	1,567	1,070
Restricted stock units	2,230	—	—
	$19,115	$16,191	$51,718
The fair value of each stock option granted is estimated on date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The Company began using its own historical data in fiscal 2014 to determine the assumptions; prior to fiscal 2014, the assumptions were based upon a review of a peer group of publicly traded apparel retailers. The following assumptions were used in calculating the fair value of stock options granted in fiscal 2015, 2014, and 2013:

	Stock Options Granted During the Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Expected term	4.00 years	4.00 years	4.06 years
Expected volatility	42.73%	45.93%	64.65%
Risk-free interest rate	0.98%	1.04%	0.72%
Dividend yield	—%	—%	—%
11 EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Net income	$266,047	$239,033	$279,547
Basic weighted-average number of shares outstanding	140,365	143,935	144,913
Assumed conversion of dilutive stock options and awards	245	363	1,130
Diluted weighted-average number of shares outstanding	140,610	144,298	146,043
Basic earnings per share	$1.90	$1.66	$1.93
Diluted earnings per share	$1.89	$1.66	$1.91

The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the fiscal years ended January 31, 2016, February 1, 2015, and February 2, 2014, 64, 296, and 57 stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450,000. The common stock is repurchased in the open market at prevailing market prices, with the timing and actual number of shares repurchased depending upon market conditions and other factors. The repurchases may be made up until June 2016. During the fiscal years ended January 31, 2016 and February 1, 2015, 4,959 and 3,657 shares, respectively, were repurchased under the program at a total cost of $274,193 and $147,431, respectively. Subsequent to January 31, 2016, and up to March 24, 2016, three shares were repurchased at a total cost of $165.
12 COMMITMENTS AND CONTINGENCIES
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of January 31, 2016, the lease terms of the various leases range from two to 15 years. A substantial number of the Company's leases include renewal options and certain of the Company's leases include rent escalation clauses, rent holidays and leasehold rental incentives. Certain of the Company's leases for store premises also include contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitments in respect of company-operated stores that have not yet opened but for which lease agreements have been executed.

	Payments Due by Fiscal Year
	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases (minimum rent)	$515,821	$107,456	$102,071	$88,193	$75,845	$52,881	$89,375
Rent expense for the years ended January 31, 2016, February 1, 2015, and February 2, 2014 was $124,481, $100,029, and $83,368, respectively, under operating lease agreements, consisting of minimum rental expense of $113,940, $89,943, and $72,227, respectively, and contingent rental amounts of $10,541, $10,086, and $11,141, respectively.
In January 2015, the Company entered into a license and supply arrangement with a partner in the Middle East which grants it the right to operate lululemon athletica branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, and Bahrain for an initial term of five years. Under this arrangement, the Company supplies the partner with lululemon products, training, and other support. As of January 31, 2016, there were two licensed stores in the United Arab Emirates.
In addition to the legal matters described below, the Company is, from time to time, involved in routine legal matters incidental to the conduct of its business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, and similar matters. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.
On July 15, 2015, plaintiffs Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund and Laborers' District Council Industry Pension Fund filed in the Delaware Court of Chancery a derivative lawsuit on behalf of lululemon against certain current and former directors of lululemon, captioned Laborers' District Council Industry Pension Fund v. Bensoussan, et al., C.A. No. 11293-CB. Plaintiffs claim that the individual defendants breached their fiduciary duties to lululemon by allegedly failing to investigate certain trades of lululemon stock owned by Dennis J. Wilson in 2013. Plaintiffs also claim that Mr. Wilson breached his fiduciary duties by making his broker aware of certain non-public, material events prior to executing sales of lululemon stock on Mr. Wilson's behalf. The defendants have filed motions to dismiss the action for failure to adequately plead that demand on the board was excused and the individual defendants have filed motions for failure to state a claim upon which relief may be granted.
On October 9, 2015, certain current and former hourly employees of the Company filed a class action lawsuit in the Supreme Court of New York entitled Rebecca Gathmann-Landini et al v. lululemon USA inc. On December 2, 2015, the case was removed to the United States District Court for the Eastern District of New York. The lawsuit alleges that the Company violated various New York labor codes by failing to pay all earned wages, including overtime compensation. The plaintiffs are seeking an unspecified amount of damages. The Company intends to vigorously defend this matter.

13 RELATED PARTY BALANCES AND TRANSACTIONS
The Company entered into the following transactions with related parties, all of which were approved by the Company's Audit Committee in accordance with the Company's related party transaction policy:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Payments to related parties
Lease costs for one company-operated store	$112	$140	$150
Consulting fees	$354	$289	$409
The Company's founder, who is a beneficial owner of more than 10% of the Company's total outstanding shares, and who was a member of the Company's board of directors up until February 2, 2015, owns a retail space that the Company leases for one of its company-operated stores. Consulting fees were paid to a relative of the Company's founder.
14 SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Cash paid for income taxes	$113,534	$146,376	$155,394
Interest paid	$52	$14	$117
15 INCOME TAXES
The Company's domestic and foreign income before income tax expense and current and deferred income taxes from federal, state, and foreign sources are as follows:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Income before income tax expense
Domestic	$84,286	$94,234	$81,688
Foreign	284,209	288,901	315,438
	368,495	383,135	397,126
Current income tax expense (recovery)
Federal	$(18,662)	$54,172	$27,818
State	3,363	8,203	4,017
Foreign	110,372	80,461	84,924
	95,073	142,836	116,759
Deferred income tax expense (recovery)
Federal	$8,719	$7,763	$266
State	425	77	38
Foreign	(1,769)	(6,574)	516
	7,375	1,266	820
Income tax expense	$102,448	$144,102	$117,579

The Company's income tax expense for fiscal 2015 and fiscal 2014 include certain tax adjustments, as follows:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Transfer pricing adjustments, net	$(4,826)	$—	$—
Tax on repatriation of foreign earnings	7,838	33,746	—
Tax adjustment on foreign tax credit calculations	(10,455)	—	—
Total tax adjustments	$(7,443)	$33,746	$—
A net interest expense of $3,467 related to the transfer pricing adjustments was recorded in fiscal 2015 in other (expense) income, net. There were no similar net interest expenses during fiscal 2014 and fiscal 2013.
Transfer pricing adjustments, net
The Company's tax positions include the Company's intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal 2015, the Company received new communications with respect to the anticipated bilateral Advance Pricing Arrangement ("APA") which the Company is in the process of finalizing with the Internal Revenue Service ("IRS") and the Canada Revenue Agency ("CRA"). This resulted in a reassessment of the expected amount of income tax due in each jurisdiction, for fiscal 2011 through fiscal 2015. The expected benefit of the APA has not previously been reflected in actual or anticipated filing positions by the Company, and it is anticipated that the APA will apply retroactively from the start of fiscal 2011.
The Company has determined that it is considered more likely than not that the outcome of the APA will result in a decrease in taxable income in the United States and an increase in taxable income in Canada. This resulted in an income tax receivable in the United States and an increase in income taxes payable in Canada. The Company has also recognized a related net interest expense of $3,467 in other (expense) income, net, representing the interest due on the Canadian income tax payable, partially offset by the interest income on the U.S. income tax receivable.
The change in the expected outcome of the APA, as well as the timing of its finalization, also has an impact on the foreign tax credits relating to the dividends paid in fiscal 2014.
These changes resulted in a net income tax recovery of $4,826 during fiscal 2015.
The Company anticipates that the APA will be finalized within the next twelve months. The final position of the tax authorities includes a range of outcomes. The Company's expected filing position represents the largest benefit considered by management to be more likely than not. However, the Company's tax position will be updated as new information becomes available. Should the terms of the final APA differ to the Company's assessment, it is reasonably possible that the Company may record additional income tax benefits of up to approximately $10,000 and this would impact the Company's effective tax rate.
Tax on repatriation of foreign earnings
In fiscal 2014, the Company recorded a tax expense of $33,746 representing the estimated U.S. income tax and foreign withholding tax payable on the repatriation of earnings in the form of dividends of $473,700, which were distributed during fiscal 2014 by foreign subsidiaries to the U.S. parent entity to fund the share repurchase program.
The cumulative undistributed earnings of the Company's foreign subsidiaries as of January 31, 2016 were $589,381, including $581,246 of cumulative undistributed earnings of a Canadian subsidiary.
In fiscal 2015, as a result of the change in the expected outcome of the APA described above, it is now expected that a significant intercompany debt between one of the Company's U.S. subsidiaries and a Canadian subsidiary will arise upon the finalization of the APA. As a result, it is intended that up to $156,000 will be distributed from a Canadian subsidiary to the U.S. parent entity to finance the payment of this intercompany debt. As these foreign earnings are no longer considered indefinitely reinvested, the Company has recorded an incremental tax expense and deferred tax liability as of January 31, 2016 of $7,838 to provide for U.S. income and applicable foreign withholding taxes on this expected distribution. The foreign exchange rates in effect at the time that the expected distribution is made may impact the calculation of foreign tax credits and the amount of tax payable.
U.S. income and foreign withholding taxes have not been provided on the remaining $425,246 of that Canadian subsidiary's undistributed earnings that are indefinitely reinvested outside of the United States. Income taxes of approximately $16,574 would be incurred if these earnings were repatriated to the United States. No income taxes have been provided on any of the undistributed earnings of the other subsidiaries as these earnings are indefinitely reinvested outside of the United States.

In reaching the conclusion that these undistributed earnings are indefinitely reinvested, the Company considers its international expansion plans, projected working capital needs, projected head office capital investments outside of the United States, forecasted cash flow requirements within the United States, and other factors the Company believes are relevant.
As of January 31, 2016, the Company had cash and cash equivalents of $437,458 outside of the United States. With the exception of the intended distribution of up to $156,000 described above, the Company does not intend to repatriate these funds to the United States. If the intentions of the Company change, the Company would be required to accrue the income taxes which would be due upon repatriation.
Tax adjustment on foreign tax credit calculations
During fiscal 2015, the Company finalized the amount of U.S. income tax payable on the dividends of $473,700 which were distributed in fiscal 2014 and recognized an adjustment on the foreign tax credits that had been initially estimated for the prior year distributions, which resulted in the recognition of an income tax recovery of $10,455 during fiscal 2015.
A summary reconciliation of the effective tax rate is as follows:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differentials	(6.9)	(6.8)	(7.1)
U.S. state taxes	0.8	1.2	1.2
Non-deductible compensation expense	0.6	0.3	0.5
Permanent and other	—	(0.9)	—
Tax and related interest adjustments
Transfer pricing adjustments, net	(1.0)	—	—
Tax on repatriation of foreign earnings	2.1	8.8	—
Tax adjustment on foreign tax credit calculations	(2.8)	—	—
Effective tax rate	27.8%	37.6%	29.6%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of January 31, 2016 and February 1, 2015 are presented below:

	January 31, 2016	February 1, 2015
Deferred income tax assets
Net operating loss carry forward	$11,753	$8,803
Property and equipment	(35)	(15,850)
Deferred lease liability	55	6,977
Stock-based compensation	—	4,662
Inventory	—	3,058
Tenant inducements	29	6,965
Other	—	1,403
	11,802	16,018
Deferred income tax liabilities
Property and equipment	$(29,214)	$(5,027)
Tax and related interest adjustments	(8,245)	—
Deferred lease liability	8,757	515
Tenant inducements	8,353	281
Inventory	4,015	—
Foreign tax credits	3,845	—
Stock-based compensation	2,192	—
Other	(462)	598
	(10,759)	(3,633)
Net deferred income tax assets	$1,043	$12,385
The Company files income tax returns in the U.S., Canada and various foreign, state and provincial jurisdictions. The 2011 to 2014 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2010 tax year is still open for certain state tax authorities. The 2007 to 2014 tax years remain subject to examination by Canadian tax authorities. The 2010 to 2014 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company does not have any significant unrecognized tax benefits arising from uncertain tax positions taken, or expected to be taken, in the Company's tax returns.

16 SEGMENTED FINANCIAL INFORMATION
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites. Outlets, showrooms, sales to wholesale accounts, warehouse sales, sales from temporary locations, and license and supply arrangement net revenue have been combined into other. Information for these segments is detailed in the table below:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Net revenue
Company-operated stores	$1,516,323	$1,348,225	$1,228,999
Direct to consumer	401,525	321,180	263,083
Other	142,675	127,808	99,106
	$2,060,523	$1,797,213	$1,591,188
Income from operations before general corporate expense
Company-operated stores	$346,802	$356,589	$372,267
Direct to consumer	166,418	132,877	109,999
Other	5,826	9,499	13,994
	519,046	498,965	496,260
General corporate expense	149,970	122,932	104,902
Income from operations	369,076	376,033	391,358
Other (expense) income, net	(581)	7,102	5,768
Income before income tax expense	$368,495	$383,135	$397,126

Capital expenditures
Company-operated stores	$85,756	$76,894	$60,233
Direct to consumer	8,284	9,952	5,953
Corporate and other	49,447	32,887	40,222
	$143,487	$119,733	$106,408
Depreciation and amortization
Company-operated stores	$50,951	$37,951	$31,349
Direct to consumer	6,628	6,299	4,599
Corporate and other	15,804	14,114	13,120
	$73,383	$58,364	$49,068
Intercompany amounts are excluded from the above table as they are not included in the materials reviewed by the chief operating decision maker.
The Company operates in five geographic areas — the United States, Canada, Australia and New Zealand, Europe, and Asia. Net revenue by region for the years ended January 31, 2016, February 1, 2015, and February 2, 2014 was as follows:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
United States	$1,508,841	$1,257,351	$1,052,148
Canada	416,520	434,328	454,209
Outside of North America	135,162	105,534	84,831
	$2,060,523	$1,797,213	$1,591,188

Property and equipment, net by geographic area as of January 31, 2016 and February 1, 2015 were as follows:

	January 31, 2016	February 1, 2015
United States	$170,823	$133,222
Canada	154,578	144,689
Outside of North America	24,204	18,097
	$349,605	$296,008
The Company's intangible assets and goodwill relate to the reporting segment consisting of company-operated stores.
17 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables present the Company's unaudited quarterly results of operations and comprehensive income for each of the eight fiscal quarters in the periods ended January 31, 2016 and February 1, 2015. The following tables should be read in conjunction with the Company's audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The Company has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of the Company's management, are necessary to fairly present its operating results for the quarters presented. The Company's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2015				Fiscal 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited; Amounts in thousands, except per share amounts)
Consolidated statements of operations and comprehensive income:
Net revenue	$704,276	$479,693	$453,010	$423,544	$602,491	$419,396	$390,708	$384,618
Cost of goods sold	349,809	254,896	240,985	217,667	292,450	208,308	193,401	188,874
Gross profit	354,467	224,797	212,025	205,877	310,041	211,088	197,307	195,744
Selling, general and administrative expenses	188,184	156,619	145,446	137,841	152,853	129,932	129,419	125,943
Income from operations	166,283	68,178	66,579	68,036	157,188	81,156	67,888	69,801
Other (expense) income, net	938	(2,890)	842	529	1,755	1,814	1,890	1,643
Income before income tax expense	167,221	65,288	67,421	68,565	158,943	82,970	69,778	71,444
Income tax expense	49,805	12,135	19,753	20,755	48,090	22,519	21,030	52,463
Net income	$117,416	$53,153	$47,668	$47,810	$110,853	$60,451	$48,748	$18,981

Other comprehensive (loss) income:
Foreign currency translation adjustment	(47,369)	(665)	(39,368)	22,606	(92,137)	(29,256)	3,664	12,390
Comprehensive income	$70,047	$52,488	$8,300	$70,416	$18,716	$31,195	$52,412	$31,371

Basic earnings per share	$0.85	$0.38	$0.34	$0.34	$0.78	$0.42	$0.34	$0.13
Diluted earnings per share	$0.85	$0.38	$0.34	$0.34	$0.78	$0.42	$0.33	$0.13
The Company's quarterly results of operations have varied in the past and are likely to do so again in the future. As such, the Company believes that comparisons of its quarterly results of operations should not be relied upon as an indication of the Company's future performance.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Inherent Limitations over Internal Controls
Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Management, including our principal executive officer and principal financial officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource limitations on all control systems; no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of January 31, 2016. The effectiveness of our internal control over financial reporting as of January 31, 2016 has been audited by PricewaterhouseCoopers LLP our independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers" and "Corporate Governance."
We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on our website, www.lululemon.com, and can be obtained by writing to Investor Relations, lululemon athletica inc., 1818 Cornwall Avenue, Vancouver, British Columbia, Canada V6J 1C7 or by sending an email to investors@lululemon.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. Any amendments, other than technical, administrative or other non-substantive amendments, to our Code of Business Conduct and Ethics or waivers from the provisions of the Code of Business Conduct and Ethics for our principal executive officer and our principal financial and accounting officer will be disclosed on our website within four business days following the effective date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2016 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2016 Proxy Statement under the caption "Principal Stockholders and Stock Ownership by Management."
Equity Compensation Plan Information (as of January 31, 2016)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	1,595,234	$49.54	19,854,024
Equity compensation plans not approved by stockholders	—	—	—
Total	1,595,234	$49.54	19,854,024
__________

(1)
This amount represents the following: (a) 867,212 shares subject to outstanding options, (b) 394,973 shares subject to outstanding performance-based restricted stock units, and (c) 333,049 shares subject to outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units are all under our 2007 Equity Incentive Plan or our 2014 Equity Incentive Plan. Restricted shares outstanding under our 2014 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.

(2)
The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.

(3)
This includes (a) 14,690,742 shares of our common stock available for future issuance pursuant to our 2014 Equity Incentive Plan and (b) 5,163,282 shares of our common stock available for future issuance pursuant to our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2014 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2014 Equity Incentive Plan and shares that are withheld in satisfaction of tax withholding obligations for full value awards are also again available for issuance. No further awards may be issued under the predecessor plan, our 2007 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2016 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2016 Proxy Statement under the caption "Fees for Professional Services."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this report:
1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2. Financial Statement Schedule.
Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Shrink Provision on Finished Goods
For the year ended February 2, 2014	$(1,000)	$(3,462)	$3,364	$(1,098)
For the year ended February 1, 2015	(1,098)	(3,564)	3,338	(1,324)
For the year ended January 31, 2016	(1,324)	(5,633)	6,530	(427)
Slow Moving and Obsolescence Provision on Finished Goods and Raw Materials
For the year ended February 2, 2014	$(5,250)	$(22,449)	$22,206	$(5,493)
For the year ended February 1, 2015	(5,493)	(2,566)	4,454	(3,605)
For the year ended January 31, 2016	(3,605)	(3,139)	1,588	(5,156)
Damage Provision on Finished Goods
For the year ended February 2, 2014	$(519)	$(6,327)	$5,935	$(911)
For the year ended February 1, 2015	(911)	(8,064)	7,907	(1,068)
For the year ended January 31, 2016	(1,068)	(12,790)	12,659	(1,199)
Sales Return Allowances
For the year ended February 2, 2014	$1,828	$(173)	$—	$1,655
For the year ended February 1, 2015	1,655	672	—	2,327
For the year ended January 31, 2016	2,327	2,132	—	4,459
Valuation Allowance on Deferred Income Taxes
For the year ended February 2, 2014	$(91)	$—	$—	$(91)
For the year ended February 1, 2015	(91)	—	—	(91)
For the year ended January 31, 2016	(91)	—	—	(91)

3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	6/5/2015

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		8-K	10.2	001-33608	12/11/2014

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.1	001-33608	6/9/2015

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.2	001-33608	6/9/2015

10.6*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, with clawback provision)		8-K	10.10	001-33608	12/11/2014

10.7*	Form of Restricted Stock Award Agreement		8-K	10.12	001-33608	12/11/2014

10.8*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.9	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.10	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.11	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.12	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.13	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.14	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.15	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.16*	Outside Director Compensation Plan		10-K	10.24	001-33608	3/26/2015

10.17*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.18*	Executive Employment Agreement, dated effective as of December 1, 2013 between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	12/11/2013

10.19*	Executive Employment Agreement with Stuart C. Haselden, dated effective as of January 2, 2015		8-K	10.1	001-33608	1/7/2015

10.20*	Executive Employment Agreement, effective as of November 24, 2014 between lululemon athletica inc. and Scott (Duke) Stump		10-Q	10.13	001-33608	12/11/2014

10.21*	Executive Employment Agreement, effective as of June 4, 2015 between lululemon athletica inc. and Miguel Almeida		10-Q	10.1	001-33608	9/10/2015

10.22*	Executive Employment Agreement, effective as of October 26, 2015 between lululemon athletica inc. and Lee Holman	X

10.23*	Executive Employment Agreement, effective as of November 5, 2015 between lululemon athletica inc. and Gina Warren		10-Q	10.1	001-33608	12/9/2015

21.1	Subsidiaries of lululemon athletica inc.		10-K	21.1	001-33608	3/26/2015

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's 10-K for the fiscal year ended January 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LAURENT POTDEVIN	Director and Chief Executive Officer	March 29, 2016
Laurent Potdevin	(Principal Executive Officer)

/s/ STUART C. HASELDEN	Chief Financial Officer (Principal	March 29, 2016
Stuart C. Haselden	Financial and Accounting Officer)

/s/ MICHAEL CASEY	Director, Co-Chairman of the Board	March 29, 2016
Michael Casey

/s/ DAVID M. MUSSAFER	Director, Co-Chairman of the Board	March 29, 2016
David M. Mussafer

/s/ ROBERT BENSOUSSAN	Director	March 29, 2016
Robert Bensoussan

/s/ STEVEN J. COLLINS	Director	March 29, 2016
Steven J. Collins

/s/ ROANN COSTIN	Director	March 29, 2016
RoAnn Costin

/s/ WILLIAM H. GLENN	Director	March 29, 2016
William H. Glenn

/s/ KATHRYN HENRY	Director	March 29, 2016
Kathryn Henry

/s/ MARTHA A.M. MORFITT	Director	March 29, 2016
Martha A.M. Morfitt

/s/ RHODA M. PITCHER	Director	March 29, 2016
Rhoda M. Pitcher

/s/ EMILY WHITE	Director	March 29, 2016
Emily White

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	6/5/2015

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		8-K	10.2	001-33608	12/11/2014

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.1	001-33608	6/9/2015

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.2	001-33608	6/9/2015

10.6*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (no tolling of vesting, with clawback provision)		8-K	10.10	001-33608	12/11/2014

10.7*	Form of Restricted Stock Award Agreement		8-K	10.12	001-33608	12/11/2014

10.8*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.9	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.10	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.11	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.12	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.13	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.14	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.15	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.16*	Outside Director Compensation Plan		10-K	10.24	001-33608	3/26/2015

10.17*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.18*	Executive Employment Agreement, dated effective as of December 1, 2013 between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	12/11/2013

10.19*	Executive Employment Agreement with Stuart C. Haselden, dated effective as of January 2, 2015		8-K	10.1	001-33608	1/7/2015

10.20*	Executive Employment Agreement, effective as of November 24, 2014 between lululemon athletica inc. and Scott (Duke) Stump		10-Q	10.13	001-33608	12/11/2014

10.21*	Executive Employment Agreement, effective as of June 4, 2015 between lululemon athletica inc. and Miguel Almeida		10-Q	10.1	001-33608	9/10/2015

10.22*	Executive Employment Agreement, effective as of October 26, 2015 between lululemon athletica inc. and Lee Holman	X

10.23*	Executive Employment Agreement, effective as of November 5, 2015 between lululemon athletica inc. and Gina Warren		10-Q	10.1	001-33608	12/9/2015

21.1	Subsidiaries of lululemon athletica inc.		10-K	21.1	001-33608	3/26/2015

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's 10-K for the fiscal year ended January 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
		X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.