Form 10-Q
period 2016-05-01
lululemon athletica inc.
filed 2016-06-08
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At June 3, 2016, there were 127,174,155 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At June 3, 2016, there were outstanding 9,803,819 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at June 3, 2016, the registrant had outstanding 9,803,819 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	May 1, 2016	January 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$550,046	$501,482
Accounts receivable	9,502	13,108
Inventories	286,230	284,009
Prepaid and receivable income taxes	92,095	91,453
Other prepaid expenses and other current assets	33,320	26,987
	971,193	917,039
Property and equipment, net	377,813	349,605
Goodwill and intangible assets, net	25,320	24,777
Deferred income tax assets	13,044	11,802
Other non-current assets	14,285	10,854
	$1,401,655	$1,314,077
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,443	$10,381
Accrued inventory liabilities	21,901	25,451
Accrued compensation and related expenses	35,083	43,524
Income taxes payable	36,892	37,736
Unredeemed gift card liability	50,387	57,736
Other accrued liabilities	51,722	50,676
	202,428	225,504
Deferred income tax liabilities	11,382	10,759
Other non-current liabilities	51,620	50,332
	265,430	286,595
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,804 and 9,804 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,804 and 9,804 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 127,359 and 127,482 issued and outstanding	637	637
Additional paid-in capital	250,799	245,533
Retained earnings	1,049,430	1,019,515
Accumulated other comprehensive loss	(164,641)	(238,203)
	1,136,225	1,027,482
	$1,401,655	$1,314,077
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Thirteen Weeks Ended May 1, 2016	Thirteen Weeks Ended May 3, 2015
Net revenue	$495,516	$423,544
Cost of goods sold	256,385	217,667
Gross profit	239,131	205,877
Selling, general and administrative expenses	181,542	137,841
Income from operations	57,589	68,036
Other (expense) income, net	(486)	529
Income before income tax expense	57,103	68,565
Income tax expense	11,767	20,755
Net income	$45,336	$47,810

Other comprehensive income:
Foreign currency translation adjustment	73,562	22,606
Comprehensive income	$118,898	$70,416

Basic earnings per share	$0.33	$0.34
Diluted earnings per share	$0.33	$0.34
Basic weighted-average number of shares outstanding	137,263	141,967
Diluted weighted-average number of shares outstanding	137,496	142,337
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 31, 2016	9,804	9,804	$—	127,482	$637	$245,533	$1,019,515	$(238,203)	$1,027,482
Net income							45,336		45,336
Foreign currency translation adjustment								73,562	73,562
Stock-based compensation expense						3,174			3,174
Tax benefits from stock-based compensation						293			293
Common stock issued upon settlement of stock-based compensation				140	1	3,578			3,579
Shares withheld related to net share settlement of stock-based compensation				(21)	—	(1,436)			(1,436)
Repurchase of common stock				(242)	(1)	(343)	(15,421)		(15,765)
Balance at May 1, 2016	9,804	9,804	$—	127,359	$637	$250,799	$1,049,430	$(164,641)	$1,136,225
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Thirteen Weeks Ended May 1, 2016	Thirteen Weeks Ended May 3, 2015
Cash flows from operating activities
Net income	$45,336	$47,810
Items not affecting cash
Depreciation and amortization	19,185	16,096
Stock-based compensation expense	3,174	2,068
Tax benefits from stock-based compensation	(293)	(209)
Changes in operating assets and liabilities
Inventories	12,912	(25,797)
Prepaid and receivable income taxes	(348)	2,182
Other prepaid expenses and other current assets	(220)	(3,410)
Accounts payable	(4,532)	(4,092)
Accrued inventory liabilities	(7,057)	16,001
Accrued compensation and related expenses	(11,339)	(2,853)
Income taxes payable	(5,196)	(19,428)
Unredeemed gift card liability	(9,042)	(7,510)
Other accrued liabilities	(456)	(1,191)
Other non-current assets and liabilities	(2,390)	1,273
Net cash provided by operating activities	39,734	20,940
Cash flows from investing activities
Purchase of property and equipment	(26,644)	(27,936)
Net cash used in investing activities	(26,644)	(27,936)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	3,579	2,802
Tax benefits from stock-based compensation	293	209
Taxes paid related to net share settlement of stock-based compensation	(1,436)	(1,237)
Repurchase of common stock	(15,765)	(18,815)
Net cash used in financing activities	(13,329)	(17,041)
Effect of exchange rate changes on cash	48,803	15,439
Increase (decrease) in cash and cash equivalents	48,564	(8,598)
Cash and cash equivalents, beginning of period	501,482	664,479
Cash and cash equivalents, end of period	$550,046	$655,881
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, showrooms, sales to wholesale accounts, warehouse sales, temporary locations, and through a license and supply arrangement. The Company operates stores in the United States, Canada, Australia, New Zealand, the United Kingdom, Singapore, Hong Kong, Germany, and Puerto Rico. There were a total of 373 and 363 company-operated stores in operation as of May 1, 2016 and January 31, 2016, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of May 1, 2016 and for the thirteen weeks ended May 1, 2016 and May 3, 2015 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 31, 2016 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 31, 2016, included in Item 8 in the Company's fiscal 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2015 Annual Report on Form 10-K.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2016 will end on January 29, 2017 and will be a 52 week year.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. In 2015, the FASB deferred the effective date for this guidance, and in 2016, the FASB issued several updates that clarify the guidance in this topic. This guidance will be effective for the Company beginning in its first quarter of fiscal 2018, with early application permitted if adopted in its first quarter of fiscal 2017. The Company is currently evaluating the timing of adoption and the impact that this new guidance may have on its consolidated financial statements.
In June 2014, the FASB amended ASC Topic 718, Compensation - Stock Compensation ("ASC 718") for share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance became effective for the Company beginning in its first quarter of fiscal 2016 and it was adopted prospectively. The adoption did not have an impact on the Company’s consolidated financial statements.
In April 2015, the FASB amended ASC Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software ("ASC 350-40") to provide guidance to customers about whether a cloud computing arrangement includes a software license.

This guidance requires that if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance became effective for the Company beginning in its first quarter of fiscal 2016 and it was adopted prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.
In July 2015, the FASB amended ASC Topic 330, Inventory ("ASC 330") to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance will be effective for the Company beginning in its first quarter of fiscal 2017, with early application permitted. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.
In February 2016 the FASB issued ASC Topic 842, Leases ("ASC 842") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. This guidance will be effective for the Company beginning in its first quarter of fiscal 2019, with early application permitted. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements but it is expected that the adoption will result in a significant increase in assets and liabilities on the consolidated balance sheets.
In March 2016, the FASB amended ASC Subtopic 405-20, Liabilities - Extinguishments of Liabilities ("ASC 405-20") to provide guidance on the derecognition of financial liabilities resulting from the sale of prepaid stored-value products which are redeemable for goods, services, or cash at third-party merchants. Under the new guidance, expected breakage amounts associated with these products must be recognized in a way that is consistent with how gift card breakage will be recognized under the new revenue guidance in ASC 606. This guidance will be effective for the Company beginning in its first quarter of fiscal 2018, with early application permitted. The Company is currently evaluating the applicability and the impact that this new guidance may have on its consolidated financial statements.
In March 2016, the FASB amended ASC 718, simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to account for forfeitures when they occur. This guidance will be effective for the Company beginning in its first quarter of fiscal 2017, with early application permitted. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.
NOTE 3. STOCK-BASED COMPENSATION
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $3.2 million and $2.1 million for the thirteen weeks ended May 1, 2016 and May 3, 2015, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $55.8 million at May 1, 2016, which is expected to be recognized over a weighted-average period of 2.7 years.

Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of May 1, 2016 and changes during the thirteen week period then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at January 31, 2016	867	$49.54	395	$58.58	31	$57.67	333	$55.91
Granted	401	68.68	154	68.68	1	59.09	184	68.47
Exercised/vested	91	39.40	2	75.35	—	—	47	64.05
Forfeited	58	54.72	104	63.12	—	—	27	49.35
Balance at May 1, 2016	1,119	$56.95	443	$60.94	32	$57.71	443	$60.66
Exercisable at May 1, 2016	224	$43.43
The fair value of each stock option granted is estimated on date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following assumptions were used in calculating the fair value of stock options granted in fiscal 2016:

Stock Options Granted During Fiscal 2016
Expected term	4 years
Expected volatility	40.07%
Risk-free interest rate	1.08%
Dividend yield	—%
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
Employee stock purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits as defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares available under the ESPP is 6.0 million shares. During the thirteen weeks ended May 1, 2016, there were 27.3 thousand shares purchased in the open market under the ESPP.

NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended May 1, 2016	Thirteen Weeks Ended May 3, 2015
	(In thousands, except per share amounts)
Net income	$45,336	$47,810
Basic weighted-average number of shares outstanding	137,263	141,967
Assumed conversion of dilutive stock options and awards	233	370
Diluted weighted-average number of shares outstanding	137,496	142,337
Basic earnings per share	$0.33	$0.34
Diluted earnings per share	$0.33	$0.34
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the thirteen weeks ended May 1, 2016 and May 3, 2015, 0.2 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450.0 million. The common stock is repurchased in the open market at prevailing market prices, with the timing and actual number of shares repurchased depending upon market conditions and other factors. During the thirteen weeks ended May 1, 2016 and May 3, 2015, 0.2 million and 0.3 million shares, respectively, were repurchased under the program at a total cost of $15.8 million and $18.8 million, respectively. Subsequent to May 1, 2016, and up to May 19, 2016, 0.2 million shares were repurchased at a total cost of $12.8 million.

NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION
Included in selling, general and administrative expenses were net foreign exchange losses of $13.5 million and $4.5 million for the thirteen weeks ended May 1, 2016 and May 3, 2015, respectively.
A summary of certain consolidated balance sheet accounts is as follows:

	May 1, 2016	January 31, 2016
	(In thousands)
Inventories:
Finished goods	$293,620	$290,791
Provision to reduce inventory to market value	(7,390)	(6,782)
	$286,230	$284,009
Property and equipment:
Land	$61,248	$55,488
Buildings	33,143	30,885
Leasehold improvements	241,993	225,604
Furniture and fixtures	78,138	73,254
Computer hardware	49,117	44,085
Computer software	131,887	112,161
Equipment and vehicles	12,254	11,929
Accumulated depreciation	(229,967)	(203,801)
	$377,813	$349,605
Goodwill and intangible assets, net:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,003)	(1,666)
	24,493	23,830
Intangibles—reacquired franchise rights	10,150	10,150
Accumulated amortization	(9,271)	(9,074)
Changes in foreign currency exchange rates	(52)	(129)
	827	947
	$25,320	$24,777
Other accrued liabilities:
Accrued duty, freight, and other operating expenses	$28,437	$26,017
Sales tax collected	11,025	10,506
Accrued rent	5,355	6,070
Other	6,905	8,083
	$51,722	$50,676
Other non-current liabilities:
Deferred lease liability	$27,296	$25,723
Tenant inducements	24,324	24,609
	$51,620	$50,332
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
On October 9, 2015, certain current and former hourly employees of the Company filed a class action lawsuit in the Supreme Court of New York entitled Rebecca Gathmann-Landini et al v. lululemon USA inc. On December 2, 2015, the case was moved to the United States District Court for the Eastern District of New York. The lawsuit alleges that the Company violated various New York labor codes by failing to pay all earned wages, including overtime compensation. The plaintiffs are seeking an unspecified amount of damages. The Company intends to vigorously defend this matter.
NOTE 7. INCOME TAXES
The Company is in the process of finalizing a bilateral Advance Pricing Arrangement ("APA") with the Internal Revenue Service ("IRS") and the Canada Revenue Agency ("CRA"), as detailed in Note 15 included in Item 8 of the Company's fiscal 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016.
The outcome of the APA will result in an income tax recovery in the United States and an income tax payment in Canada for fiscal 2011 through fiscal 2015.
During the first quarter of fiscal 2016, the Company received new communications from the IRS with respect to the APA. Based on this new information, the Company has determined that it is now more likely than not that the APA will result in an increased amount of income tax recoverable in the United States for fiscal 2011 through fiscal 2015. The Company also updated its income tax calculations with respect to the APA and the associated plan to repatriate $156.0 million of foreign earnings, for the exchange rates in effect as of May 1, 2016. These income tax adjustments resulted in a net income tax recovery of $5.6 million in the first quarter of fiscal 2016.
During the first quarter of fiscal 2016, the Company recorded a related net interest expense of $1.2 million in other expense (income), net. This primarily represents additional accrued interest on the Canadian income tax payable related to the APA.
The Company anticipates that the APA will be finalized within the next nine months. The Company's expected filing position represents the largest benefit considered by management to be more likely than not. However, the Company's tax position will be updated as new information becomes available.

NOTE 8. SEGMENT REPORTING
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites. Outlets, showrooms, sales to wholesale accounts, warehouse sales, temporary locations, and a license and supply arrangement have been combined into other. Information for these segments is detailed in the table below:

	Thirteen Weeks Ended May 1, 2016	Thirteen Weeks Ended May 3, 2015
	(In thousands)
Net revenue:
Company-operated stores	$358,704	$314,094
Direct to consumer	97,566	83,636
Other	39,246	25,814
	$495,516	$423,544
Income from operations before general corporate expense:
Company-operated stores	$73,259	$69,223
Direct to consumer	38,551	34,871
Other	2,069	981
	113,879	105,075
General corporate expense	56,290	37,039
Income from operations	57,589	68,036
Other (expense) income, net	(486)	529
Income before income tax expense	$57,103	$68,565

Capital expenditures:
Company-operated stores	$16,750	$16,844
Direct to consumer	1,163	453
Corporate and other	8,731	10,639
	$26,644	$27,936
Depreciation and amortization:
Company-operated stores	$13,784	$11,277
Direct to consumer	1,329	1,536
Corporate and other	4,072	3,283
	$19,185	$16,096

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
Overview
lululemon is a designer, distributor, and retailer of healthy lifestyle inspired athletic apparel. Since our inception, we have developed a distinctive corporate culture, and we have a mission to produce products which create transformational experiences for people to live happy, healthy, fun lives. We promote a set of core values in our business which include, developing the highest quality products, operating with integrity, leading a balanced and fun life, and nurturing entrepreneurial spirit. These core values attract passionate and motivated employees who are driven to succeed and share our purpose of "elevating the world from mediocrity to greatness."
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
Financial Highlights

•
Net revenue for first quarter of fiscal 2016 increased by 17% to $495.5 million, from $423.5 million in the first quarter of fiscal 2015. This increase was primarily from increased sales from our company-operated stores, including the addition of 57 net new company-operated stores since the first quarter of fiscal 2015 as well as increased comparable store sales, and increased direct to consumer net revenue.

•
Total comparable sales, which includes comparable store sales and direct to consumer, increased 6% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. On a constant dollar basis, total comparable sales increased by 8%.

•
Company-operated stores accounted for 72.4% of net revenue in the first quarter of fiscal 2016 compared to 74.2% of net revenue in the first quarter of fiscal 2015. Comparable store sales increased by 3% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, or by 5% on a constant dollar basis, primarily as a result of increased dollar value per transaction.

•
Our direct to consumer segment is a substantial part of our growth strategy, and represented 19.7% of our net revenue in the first quarter of each of fiscal 2016 and fiscal 2015. Direct to consumer net revenue increased by 17% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, or by 18% on a constant dollar basis, primarily as the result of higher traffic on our e-commerce websites.

•
Gross profit for the first quarter of fiscal 2016 increased by 16% to $239.1 million, from $205.9 million in the first quarter of fiscal 2015. Gross profit as a percentage of net revenue, or gross margin, decreased to 48.3% compared to 48.6% in the first quarter of fiscal 2015. The decrease in gross margin was primarily due to unfavorable foreign exchange rates and increased fixed costs, partially offset by increased product margin.

•
Income from operations for the first quarter of fiscal 2016 decreased by 15% to $57.6 million, from $68.0 million in the first quarter of fiscal 2015. As a percentage of net revenue, income from operations decreased to 11.6% compared to 16.1% of net revenue in the first quarter of fiscal 2015. Included in selling, general and administrative expenses were net foreign exchange losses of $13.5 million in the first quarter of fiscal 2016, representing an increase of $9.1 million from $4.5 million in the first quarter of fiscal 2015, primarily related to the revaluation of U.S. dollar cash and receivables held in Canada.

•
Income tax expense for the first quarter of fiscal 2016 decreased by 43% to $11.8 million, from $20.8 million in the first quarter of fiscal 2015. Our effective tax rate for the first quarter of fiscal 2016 was 20.6% compared to 30.3% for the first quarter of fiscal 2015. The first quarter of fiscal 2016 included a net income tax recovery of $5.6 million related to our transfer pricing arrangements and and the associated plan to repatriate foreign earnings. In addition, the first quarter of fiscal 2016 included a related net interest expense of $1.2 million recorded in other (expense) income, net. Our effective tax rate excluding these adjustments was 29.8% in the first quarter of fiscal 2016.

•
Diluted earnings per share for the first quarter of fiscal 2016 were $0.33 compared to $0.34 in the first quarter of fiscal 2015. Excluding the above tax and related interest adjustments, diluted earnings per share were $0.30 for the first quarter of fiscal 2016.

Refer to the non-GAAP reconciliation tables contained in the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for reconciliations between constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and the effective tax rate and diluted earnings per share excluding certain tax and related interest adjustments, and the most directly comparable measures calculated in accordance with GAAP.

Results of Operations
Thirteen Week Results
The following table summarizes key components of our results of operations for the thirteen weeks ended May 1, 2016 and May 3, 2015. The percentages are presented as a percentage of net revenue.

	Thirteen Weeks Ended May 1, 2016 and May 3, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Net revenue	$495,516	$423,544	100.0%	100.0%
Cost of goods sold	256,385	217,667	51.7	51.4
Gross profit	239,131	205,877	48.3	48.6
Selling, general and administrative expenses	181,542	137,841	36.6	32.5
Income from operations	57,589	68,036	11.6	16.1
Other (expense) income, net	(486)	529	(0.1)	0.1
Income before income tax expense	57,103	68,565	11.5	16.2
Income tax expense	11,767	20,755	2.5	4.9
Net income	$45,336	$47,810	9.0%	11.3%
Net Revenue
Net revenue increased $72.0 million, or 17%, to $495.5 million for the first quarter of fiscal 2016 from $423.5 million for the first quarter of fiscal 2015. On a constant dollar basis, assuming the average exchange rates for the first quarter of fiscal 2016 remained constant with the average exchange rates for the first quarter of fiscal 2015, net revenue increased $79.3 million, or 19%.
The net revenue increase was primarily driven by sales from our company-operated stores, including new stores and increased comparable store sales, and increased direct to consumer net revenue. Total comparable sales, which includes comparable store sales and direct to consumer, increased 6% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Total comparable sales increased 8% on a constant dollar basis.
Our net revenue on a segment basis for the thirteen weeks ended May 1, 2016 and May 3, 2015 is summarized below. The percentages are presented as a percentage of total net revenue.

	Thirteen Weeks Ended May 1, 2016 and May 3, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$358,704	$314,094	72.4%	74.2%
Direct to consumer	97,566	83,636	19.7	19.7
Other	39,246	25,814	7.9	6.1
Net revenue	$495,516	$423,544	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $44.6 million, or 14%, to $358.7 million in the first quarter of fiscal 2016 from $314.1 million in the first quarter of fiscal 2015. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened subsequent to May 3, 2015, and therefore not included in comparable store sales, contributed $36.1 million to the increase. We have opened 57 net new company-operated stores since the first quarter of fiscal 2015, including 44 stores in the United States, four stores in the United Kingdom, two stores in each of Canada, Hong Kong, and Singapore, and one store in each of Australia, Germany, and Puerto Rico.

•
A comparable store sales increase of 3% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 resulted in an $8.5 million increase to net revenue. Comparable store sales increased 5%, or $13.0 million on a constant dollar basis. The increase in comparable store sales was primarily as a result of increased dollar value per transaction.

Direct to Consumer. Net revenue from our direct to consumer segment increased $13.9 million, or 17%, to $97.6 million in the first quarter of fiscal 2016 from $83.6 million in the first quarter of fiscal 2015. Direct to consumer revenue increased

18% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily the result of increased traffic on our e-commerce websites.
Other. Net revenue from our other segment increased $13.4 million, or 52%, to $39.2 million in the first quarter of fiscal 2016 from $25.8 million in the first quarter of fiscal 2015. This increase was primarily the result of an increased number of outlets and increased revenue at existing outlets during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.
Gross Profit
Gross profit increased $33.3 million, or 16%, to $239.1 million for the first quarter of fiscal 2016 from $205.9 million for the first quarter of fiscal 2015.
Gross profit as a percentage of net revenue, or gross margin, decreased by 30 basis points, to 48.3% in the first quarter of fiscal 2016 from 48.6% in the first quarter of fiscal 2015. The decrease in gross margin was primarily the result of:

•	an unfavorable impact of foreign exchange rates which contributed to a decrease in gross margin of 50 basis points; and

•	an increase in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, of 20 basis points.
This was offset by an increase in product margin of 40 basis points, primarily due to lower costs related to our raw material commitments and lower product costs, partially offset by increased markdowns and discounts compared to the first quarter of fiscal 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $43.7 million, or 32%, to $181.5 million in the first quarter of fiscal 2016 from $137.8 million in the first quarter of fiscal 2015. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs for our operating locations of $12.8 million primarily from a growth in labor hours and bonuses, mainly associated with new company-operated stores;

•
an increase in net foreign exchange losses of $9.1 million, from $4.5 million in the first quarter of fiscal 2015 to $13.5 million in the first quarter of fiscal 2016, primarily related to the revaluation of U.S. dollar cash and receivables held in Canada;

•	an increase in head office employee costs of $6.6 million primarily due to additional employees to support the growth in our business;

•
an increase in head office costs other than employee costs of $7.0 million primarily due to increased professional fees, including supply chain consulting costs, and increased information technology costs;

•
an increase in variable costs such as distribution costs and credit card fees of $4.3 million primarily as a result of increased sales from our company-operated stores, including new stores and increased comparable store sales, and increased direct to consumer net revenue; and

•	an increase in other costs of $3.9 million for our operating channels such as digital marketing expenses and store community costs.
As a percentage of net revenue, selling, general and administrative expenses increased 410 basis points, to 36.6% in the first quarter of fiscal 2016 from 32.5% in the first quarter of fiscal 2015.
Income from Operations
Income from operations decreased $10.4 million, or 15%, to $57.6 million in the first quarter of fiscal 2016 from $68.0 million in the first quarter of fiscal 2015. The decrease was primarily the result of an increase in selling, general and administrative costs of $43.7 million, partially offset by an increase in gross profit of $33.3 million.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.

Income from operations before general corporate expenses for the thirteen weeks ended May 1, 2016 and May 3, 2015 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Thirteen Weeks Ended May 1, 2016 and May 3, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$73,259	$69,223	20.4%	22.0%
Direct to consumer	38,551	34,871	39.5	41.7
Other	2,069	981	5.3	3.8
Income from operations before general corporate expense	113,879	105,075
General corporate expense	56,290	37,039
Income from operations	$57,589	$68,036
Company-operated Stores. Income from operations from our company-operated stores segment increased $4.0 million, or 6%, to $73.3 million for the first quarter of fiscal 2016 from $69.2 million for the first quarter of fiscal 2015. The increase was primarily the result of increased gross profit of $19.4 million primarily due to increased net revenue resulting from increased dollar value per transaction, partially offset by increased store employee costs as well as operating expenses associated with new stores. Income from operations as a percentage of company-operated stores revenue decreased by 160 basis points primarily due to deleverage of selling, general and administrative expenses and lower gross margin.
Direct to Consumer. Income from operations from our direct to consumer segment increased $3.7 million, or 11%, to $38.6 million for the first quarter of fiscal 2016 from $34.9 million for the first quarter of fiscal 2015. The increase was primarily the result of increased gross profit of $8.4 million primarily due to increased net revenue resulting from higher traffic on our e-commerce websites, partially offset by increased selling, general and administrative expenses. Income from operations as a percentage of direct to consumer revenue decreased by 220 basis points primarily due to deleverage of selling, general and administrative expenses, which was primarily due to higher digital marketing expenses.
Other. Other income from operations increased $1.1 million, or 111%, to $2.1 million for the first quarter of fiscal 2016 from $1.0 million for the first quarter of fiscal 2015. The increase was primarily the result of increased gross profit of $5.5 million in the first quarter of fiscal 2016, partially offset by increased selling, general and administrative expenses. Income from operations as a percentage of other net revenue increased by 150 basis points primarily due to decreased selling, general and administrative expenses as a percentage of other net revenue.
General Corporate Expense. General corporate expense increased $19.3 million, or 52%, to $56.3 million for the first quarter of fiscal 2016 from $37.0 million for the first quarter of fiscal 2015. This was primarily due to increased employee costs, professional fees, including increased professional fees related to supply chain consulting costs, investment in strategic initiatives and projects to support the growth of our business, and an increase in net foreign exchange losses of $9.1 million primarily related to the revaluation of U.S. dollar cash and receivables held in Canada.
Other (Expense) Income, Net
Other (expense) income, net, decreased $1.0 million, or 192%, to an expense of $0.5 million for the first quarter of fiscal 2016 from income of $0.5 million for the first quarter of fiscal 2015. The decrease was primarily due to a net interest expense of $1.2 million related to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income Tax Expense
Income tax expense decreased $9.0 million, or 43%, to $11.8 million in the first quarter of fiscal 2016 from $20.8 million in the first quarter of fiscal 2015. The first quarter of fiscal 2016 included certain tax adjustments totaling a recovery of $5.6 million as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. The effective tax rate in the first quarter of fiscal 2016 was 20.6% compared to 30.3% in the first quarter of fiscal 2015. The effective tax rate excluding these tax and related interest adjustments was 29.8% in the first quarter of fiscal 2016.
Net Income
Net income decreased $2.5 million to $45.3 million for the first quarter of fiscal 2016 from $47.8 million for the first quarter of fiscal 2015. The decrease in net income was primarily the result of an increase in selling, general and administrative expenses of $43.7 million and a decrease in other (expense) income, net of $1.0 million, partially offset by an increase in gross profit of $33.3 million and a decrease in income tax expense of $9.0 million.
Comparable Store Sales and Total Comparable Sales
We separately track comparable store sales, which reflect net revenue at company-operated stores that have been open for at least 12 months. Net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable prior year sales. Non-comparable store sales include sales from new stores that have not been open for 12 months or from stores which have been significantly expanded. Also included in non-comparable stores sales are sales from direct to consumer, outlets, showrooms, wholesale accounts, warehouse sales, temporary locations, a license and supply arrangement, and sales from company-operated stores which we have closed.
Total comparable sales combines comparable store sales and direct to consumer sales. By measuring the change in year-over-year net revenue in stores that have been open for 12 months or more as well as the change in direct to consumer sales, total comparable sales allows us to evaluate our sales performance eliminating the impact of newly opened stores.
Non-GAAP Financial Measures
Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and the effective tax rate and diluted earnings per share excluding certain tax and related interest adjustments, are non-GAAP financial measures.
A constant dollar basis assumes the average foreign exchange rates for the current period remained constant with the average foreign exchange rates for the same period of the prior year. We provide constant dollar changes in net revenue, total comparable sales, comparable store sales, and changes in direct to consumer net revenue because we use these measures to understand the underlying growth rate of net revenue excluding the impact of changes in foreign exchange rates, which are not under management's control. We believe that disclosing these measures on a constant dollar basis is useful to investors because it enables them to better understand the level of growth of our business.
We disclose the effective tax rate and diluted earnings per share excluding certain tax and related interest adjustments because of their comparability to our historical information, which we believe is useful to investors.
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
The below changes in net revenue, total comparable sales, comparable store sales, and direct to consumer revenue show the dollar and percentage change compared to the corresponding period in the prior year.
Constant dollar changes in net revenue

	Thirteen Weeks Ended May 1, 2016 and May 3, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Net revenue increase	$71,972	$38,926	17%	10%
Adjustments due to foreign exchange rate changes	7,292	15,208	2	4
Net revenue increase in constant dollars	$79,264	$54,134	19%	14%

Constant dollar changes in total comparable sales

	Thirteen Weeks Ended May 1, 2016 and May 3, 2015
	2016	2015
	(Percentages)
Increase in total comparable sales[1]	6%	2%
Adjustments due to foreign exchange rate changes	2	4
Increase in total comparable sales in constant dollars[1]	8%	6%
__________
1Total comparable sales includes comparable store sales and direct to consumer sales. Comparable store sales reflects net revenue at company-operated stores that have been open for at least 12 months.
Constant dollar changes in comparable store sales

	Thirteen Weeks Ended May 1, 2016 and May 3, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Increase (decrease) in comparable store sales[1]	$8,512	$(12,158)	3%	(5)%
Adjustments due to foreign exchange rate changes	4,511	9,699	2	4
Increase (decrease) in comparable store sales in constant dollars[1]	$13,023	$(2,459)	5%	(1)%
_________
1Comparable store sales reflects net revenue at company-operated stores that have been open for at least 12 months.
Constant dollar changes in direct to consumer net revenue

	Thirteen Weeks Ended May 1, 2016 and May 3, 2015
	2016	2015
	(Percentages)
Increase in direct to consumer net revenue	17%	27%
Adjustments due to foreign exchange rate changes	1	4
Increase in direct to consumer net revenue in constant dollars	18%	31%
Effective tax rate, excluding tax and related interest adjustments

	Thirteen Weeks Ended May 1, 2016 and May 3, 2015
	2016	2015
	(Percentages)
Effective tax rate	20.6%	30.3%
Tax and related interest adjustments[1]	9.2	—
Effective tax rate, excluding tax and related interest adjustments	29.8%	30.3%
_________
1Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for an explanation as to the nature of these items.

Diluted earnings per share, excluding tax and related interest adjustments

	Thirteen Weeks Ended May 1, 2016 and May 3, 2015
	2016	2015
Diluted earnings per share	$0.33	$0.34
Tax and related interest adjustments[1]	(0.03)	—
Diluted earnings per share, excluding tax and related interest adjustments	$0.30	$0.34
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
At May 1, 2016, our working capital (excluding cash and cash equivalents) was $218.7 million and our cash and cash equivalents were $550.0 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirteen Weeks Ended May 1, 2016 and May 3, 2015
	2016	2015
	(In thousands)
Total cash provided by (used in):
Operating activities	$39,734	$20,940
Investing activities	(26,644)	(27,936)
Financing activities	(13,329)	(17,041)
Effect of exchange rate changes on cash	48,803	15,439
Increase (decrease) in cash and cash equivalents	$48,564	$(8,598)
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items not affecting cash and the effect of changes in operating assets and liabilities.
Cash provided by operating activities increased $18.8 million, to $39.7 million for the first quarter of fiscal 2016 compared to $20.9 million for the first quarter of fiscal 2015. The increase was primarily the result of decreased inventory purchases and an increase in net income taxes payable.
Investing Activities
Cash flows used in investing activities relate entirely to capital expenditures. The capital expenditures were primarily for opening new company-operated stores, remodeling or relocating certain stores, and ongoing store refurbishment. We also had capital expenditures related to information technology and business systems, improvements at our corporate buildings, and for opening retail locations other than company-operated stores.

Cash used in investing activities decreased $1.3 million to $26.6 million for the first quarter of fiscal 2016 from $27.9 million for the first quarter of fiscal 2015.
Financing Activities
Cash flows used in or provided by financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities decreased $3.7 million, to $13.3 million for the first quarter of fiscal 2016 compared to $17.0 million for the first quarter of fiscal 2015. Our cash used in financing activities for the first quarter of fiscal 2016 included $15.8 million to repurchase 0.2 million shares compared to $18.8 million to repurchase 0.3 million shares for the first quarter of fiscal 2015.
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
Borrowings under the credit facility can be made either as (i) U.S. Dollar Loans - U.S. Dollar Loans bear interest a rate equal to U.S. LIBOR plus 100 basis points or U.S. Base Rate, at our option; (ii) Letters of Credit - Borrowings drawn down under standby letters of credit issued by the banks bear a fee of 100 basis points; and (iii) CDN Dollar Loans - CDN Dollar Loans bear interest at a rate equal to the CDOR Rate plus 100 basis points or the Canadian Prime Rate, at our option.
At May 1, 2016, aside from letters of credit, there were no borrowings outstanding under these credit facilities.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of May 1, 2016, letters of credit and letters of guarantee totaling $1.6 million had been issued.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for our 2015 fiscal year end filed with the SEC on March 30, 2016 and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Operating Locations
Our company-operated stores by brand and by country as of May 1, 2016 and January 31, 2016, are summarized in the table below.

	May 1, 2016	January 31, 2016
lululemon athletica
United States	231	229
Canada	48	48
Australia	27	26
New Zealand	5	5
United Kingdom	6	6
Singapore	3	2
Hong Kong	2	2
Germany	1	1
Puerto Rico	1	1
	324	320
ivivva athletica
United States	36	31
Canada	13	12
	49	43
Total	373	363
As of May 1, 2016, there were three retail locations in the United Arab Emirates operated by a third party under a license and supply arrangement, which are not included in the above table.
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

During the first quarter of fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $68.1 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first quarter of fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $21.6 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% depreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first quarter of fiscal 2016 would have resulted in lower income from operations of approximately $8.2 million in the first quarter of fiscal 2016. This assumes a consistent 10% depreciation in the U.S. dollar against the Canadian dollar throughout the first quarter of fiscal 2016. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. Our revolving credit facilities provide us with available borrowings in an amount up to $15.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of May 1, 2016, aside from letters of credit, we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 1, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 1, 2016, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the thirteen weeks ended May 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report and in our fiscal 2015 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for our 2015 fiscal year, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.
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
We are subject to the income tax laws of the United States, Canada, and several other international jurisdictions. If our capital or financing needs in the United States require us to repatriate earnings from foreign jurisdictions or if our intentions should change with respect to reinvesting foreign earnings for which we have not previously provided for U.S. taxes, our effective income tax rates could be unfavorably impacted. Our effective income tax rate may also be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the outcome of income tax audits in various jurisdictions around the world.
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
During the first quarter of fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $68.1 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first quarter of fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $21.6 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% depreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first quarter of fiscal 2016 would have resulted in lower income from operations of approximately $8.2 million in the first quarter of fiscal 2016. This assumes a consistent 10% depreciation in the U.S. dollar against the Canadian dollar throughout the first quarter of fiscal 2016. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended May 1, 2016 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 1, 2016 - February 28, 2016	3,000	$54.93	3,000	$28,383,565
February 29, 2016 - April 3, 2016	—	—	—	28,383,565
April 4, 2016 - May 1, 2016	239,423	65.14	239,423	12,787,705
Total	242,423		242,423
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2016.

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

The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended May 1, 2016 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 1, 2016 - February 28, 2016	8,581	$59.93	8,581	5,154,700
February 29, 2016 - April 3, 2016	9,318	62.69	9,318	5,145,382
April 4, 2016 - May 1, 2016	9,444	62.52	9,444	5,135,938
Total	27,343		27,343
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2016.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Form of Notice of Grant of Non-Qualified Stock Option and Non-Qualified Stock Option Agreement (with clawback provision)	X

10.2*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

10.3*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
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
Stuart Haselden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: June 7, 2016

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Form of Notice of Grant of Non-Qualified Stock Option and Non-Qualified Stock Option Agreement (with clawback provision)	X

10.2*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)	X

10.3*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith