Form 10-Q
period 2016-07-31
lululemon athletica inc.
filed 2016-09-01
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At August 29, 2016, there were 127,262,705 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At August 29, 2016, there were outstanding 9,784,239 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at August 29, 2016, the registrant had outstanding 9,784,239 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	July 31, 2016	January 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$535,350	$501,482
Accounts receivable	10,196	13,108
Inventories	277,279	284,009
Prepaid and receivable income taxes	98,678	91,453
Other prepaid expenses and other current assets	41,180	26,987
	962,683	917,039
Property and equipment, net	395,010	349,605
Goodwill and intangible assets, net	24,897	24,777
Deferred income tax assets	12,696	11,802
Other non-current assets	20,215	10,854
	$1,415,501	$1,314,077
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,295	$10,381
Accrued inventory liabilities	19,287	25,451
Accrued compensation and related expenses	39,495	43,524
Income taxes payable	33,592	37,736
Unredeemed gift card liability	46,181	57,736
Other accrued liabilities	50,588	50,676
	197,438	225,504
Deferred income tax liabilities	11,198	10,759
Other non-current liabilities	50,663	50,332
	259,299	286,595
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,784 and 9,804 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,784 and 9,804 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 127,258 and 127,482 issued and outstanding	636	637
Additional paid-in capital	257,710	245,533
Retained earnings	1,090,549	1,019,515
Accumulated other comprehensive loss	(192,693)	(238,203)
	1,156,202	1,027,482
	$1,415,501	$1,314,077
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Thirteen Weeks Ended July 31, 2016	Thirteen Weeks Ended August 2, 2015	Twenty-Six Weeks Ended July 31, 2016	Twenty-Six Weeks Ended August 2, 2015
Net revenue	$514,520	$453,010	$1,010,036	$876,554
Cost of goods sold	260,359	240,985	516,744	458,652
Gross profit	254,161	212,025	493,292	417,902
Selling, general and administrative expenses	180,202	145,446	361,744	283,287
Income from operations	73,959	66,579	131,548	134,615
Other income (expense), net	578	842	92	1,371
Income before income tax expense	74,537	67,421	131,640	135,986
Income tax expense	20,912	19,753	32,679	40,508
Net income	$53,625	$47,668	$98,961	$95,478

Other comprehensive (loss) income:
Foreign currency translation adjustment	(28,052)	(39,368)	45,510	(16,762)
Comprehensive income	$25,573	$8,300	$144,471	$78,716

Basic earnings per share	$0.39	$0.34	$0.72	$0.67
Diluted earnings per share	$0.39	$0.34	$0.72	$0.67
Basic weighted-average number of shares outstanding	136,987	141,372	137,071	141,656
Diluted weighted-average number of shares outstanding	137,229	141,644	137,309	141,977
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 31, 2016	9,804	9,804	$—	127,482	$637	$245,533	$1,019,515	$(238,203)	$1,027,482
Net income							98,961		98,961
Foreign currency translation adjustment								45,510	45,510
Common stock issued upon exchange of exchangeable shares	(20)	(20)	—	20	—	—			—
Stock-based compensation expense						8,126			8,126
Tax benefits from stock-based compensation						1,205			1,205
Common stock issued upon settlement of stock-based compensation				224	1	5,078			5,079
Shares withheld related to net share settlement of stock-based compensation				(25)	—	(1,605)			(1,605)
Repurchase of common stock				(443)	(2)	(627)	(27,927)		(28,556)
Balance at July 31, 2016	9,784	9,784	$—	127,258	$636	$257,710	$1,090,549	$(192,693)	$1,156,202
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Twenty-Six Weeks Ended July 31, 2016	Twenty-Six Weeks Ended August 2, 2015
Cash flows from operating activities
Net income	$98,961	$95,478
Items not affecting cash
Depreciation and amortization	39,683	32,791
Stock-based compensation expense	8,126	6,021
Tax benefits from stock-based compensation	(1,205)	(649)
Changes in operating assets and liabilities
Inventories	16,947	(74,010)
Prepaid and receivable income taxes	(6,020)	(13,614)
Other prepaid expenses and other current assets	(9,595)	(5,434)
Accounts payable	(2,512)	(1,809)
Accrued inventory liabilities	(8,432)	13,666
Accrued compensation and related expenses	(5,967)	3,394
Income taxes payable	(6,948)	(18,463)
Unredeemed gift card liability	(12,679)	(9,983)
Other accrued liabilities	(1,060)	2,828
Other non-current assets and liabilities	(9,311)	1,945
Net cash provided by operating activities	99,988	32,161
Cash flows from investing activities
Purchase of property and equipment	(71,261)	(65,118)
Net cash used in investing activities	(71,261)	(65,118)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	5,079	4,121
Tax benefits from stock-based compensation	1,205	649
Taxes paid related to net share settlement of stock-based compensation	(1,605)	(1,464)
Repurchase of common stock	(28,556)	(81,998)
Registration fees associated with prospectus supplement	—	(145)
Net cash used in financing activities	(23,877)	(78,837)
Effect of exchange rate changes on cash and cash equivalents	29,018	(11,423)
Increase (decrease) in cash and cash equivalents	33,868	(123,217)
Cash and cash equivalents, beginning of period	$501,482	$664,479
Cash and cash equivalents, end of period	$535,350	$541,262
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, showrooms, sales to wholesale accounts, warehouse sales, temporary locations, and through a license and supply arrangement. The Company operates stores in the United States, Canada, Australia, the United Kingdom, New Zealand, Singapore, Hong Kong, Germany, Puerto Rico, South Korea, and Switzerland. There were a total of 379 and 363 company-operated stores in operation as of July 31, 2016 and January 31, 2016, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of July 31, 2016 and for the thirteen and twenty-six weeks ended July 31, 2016 and August 2, 2015 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 31, 2016 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 31, 2016, which are included in Item 8 in the Company's fiscal 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2015 Annual Report on Form 10-K.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2016 will end on January 29, 2017 and will be a 52-week year.
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
In June 2014, the FASB amended ASC Topic 718, Compensation - Stock Compensation ("ASC 718") for share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance became effective for the Company beginning in its first quarter of fiscal 2016 and it was adopted prospectively. The adoption did not have an impact on the Company's consolidated financial statements.

In April 2015, the FASB amended ASC Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software ("ASC 350-40") to provide guidance to customers about whether a cloud computing arrangement includes a software license. This guidance requires that if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance became effective for the Company beginning in its first quarter of fiscal 2016 and it was adopted prospectively. The adoption did not have a material impact on the Company's consolidated financial statements.
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
Stock-based compensation expense charged to income for the plans was $8.1 million and $6.0 million for the twenty-six weeks ended July 31, 2016 and August 2, 2015, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $49.1 million at July 31, 2016, which is expected to be recognized over a weighted-average period of 2.5 years.

Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of July 31, 2016, and changes during the twenty-six week period then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at January 31, 2016	867	$49.54	395	$58.58	31	$57.67	333	$55.91
Granted	406	68.68	156	68.68	17	69.94	187	68.49
Exercised/vested	152	33.43	4	64.96	18	65.73	51	63.91
Forfeited	122	57.51	134	62.74	—	—	60	52.91
Balance at July 31, 2016	999	$58.79	413	$60.98	30	$59.75	409	$61.12
Exercisable at July 31, 2016	163	$50.34
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares available under the ESPP is 6.0 million shares. During the thirteen weeks ended July 31, 2016, there were 31.6 thousand shares purchased in the open market under the ESPP.

NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended July 31, 2016	Thirteen Weeks Ended August 2, 2015	Twenty-Six Weeks Ended July 31, 2016	Twenty-Six Weeks Ended August 2, 2015
	(In thousands, except per share amounts)
Net income	$53,625	$47,668	$98,961	$95,478
Basic weighted-average number of shares outstanding	136,987	141,372	137,071	141,656
Assumed conversion of dilutive stock options and awards	242	272	238	321
Diluted weighted-average number of shares outstanding	137,229	141,644	137,309	141,977
Basic earnings per share	$0.39	$0.34	$0.72	$0.67
Diluted earnings per share	$0.39	$0.34	$0.72	$0.67
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For each of the twenty-six weeks ended July 31, 2016 and August 2, 2015, 0.1 million stock options and awards were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450.0 million. The common stock was repurchased in the open market at prevailing market prices, with the timing and actual number of shares repurchased depending upon market conditions and other factors. During the twenty-six weeks ended July 31, 2016 and August 2, 2015, 0.4 million and 1.3 million shares, respectively, were repurchased under the program at a total cost of $28.6 million and $82.0 million, respectively. The Company's stock repurchase program was completed during the second quarter of fiscal 2016.
NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION
For the thirteen weeks ended July 31, 2016 and August 2, 2015, there were net foreign exchange gains of $5.1 million and $5.6 million, respectively, included within selling, general and administrative expenses.
For the twenty-six weeks ended July 31, 2016 and August 2, 2015, there were net foreign exchange losses of $8.5 million and net foreign exchange gains of $1.2 million, respectively, included within selling, general and administrative expenses.

A summary of certain consolidated balance sheet accounts is as follows:

	July 31, 2016	January 31, 2016
	(In thousands)
Inventories:
Finished goods	$285,909	$290,791
Provision to reduce inventory to market value	(8,630)	(6,782)
	$277,279	$284,009
Property and equipment, net:
Land	$78,922	$55,488
Buildings	32,642	30,885
Leasehold improvements	248,223	225,604
Furniture and fixtures	79,856	73,254
Computer hardware	50,128	44,085
Computer software	136,941	112,161
Equipment and vehicles	12,675	11,929
Accumulated depreciation	(244,377)	(203,801)
	$395,010	$349,605
Goodwill and intangible assets, net:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,233)	(1,666)
	24,263	23,830
Intangibles—reacquired franchise rights	10,150	10,150
Accumulated amortization	(9,466)	(9,074)
Changes in foreign currency exchange rates	(50)	(129)
	634	947
	$24,897	$24,777
Other accrued liabilities:
Accrued duty, freight, and other operating expenses	$27,794	$26,017
Sales tax collected	9,632	10,506
Accrued rent	6,067	6,070
Other	7,095	8,083
	$50,588	$50,676
Other non-current liabilities:
Deferred lease liability	$26,945	$25,723
Tenant inducements	23,718	24,609
	$50,663	$50,332
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
On July 15, 2015, plaintiffs Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund and Laborers' District Council Industry Pension Fund filed in the Delaware Court of Chancery a derivative lawsuit on behalf of lululemon against certain current and former directors of lululemon, captioned Laborers' District Council Industry Pension Fund v. Bensoussan, et al., C.A. No. 11293-CB. Plaintiffs claim that the individual defendants breached their fiduciary duties to lululemon by allegedly failing to investigate certain trades of lululemon stock owned by Dennis J. Wilson in 2013. Plaintiffs also claim that Mr. Wilson breached his fiduciary duties by making his broker aware of certain non-public, material events prior to executing sales of lululemon stock on Mr. Wilson's behalf. On June 14, 2016 the Court dismissed the action for failure to adequately plead that demand on the board was excused and for failure to state a claim upon which relief may be granted. The plaintiffs have appealed the dismissal to the Supreme Court of the state of Delaware.
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
During the first quarter of fiscal 2016, the Company received new communications from the IRS with respect to the APA. Based on this new information, the Company has determined that it is now more likely than not that the APA will result in an increased amount of income tax recoverable in the United States for fiscal 2011 through fiscal 2015. The Company also updated its income tax calculations with respect to the APA and the associated plan to repatriate $156.0 million of foreign earnings, for the exchange rates in effect as of July 31, 2016. These income tax adjustments resulted in a net income tax recovery of $1.9 million in the second quarter of fiscal 2016, and $7.6 million in the first two quarters of fiscal 2016.
The Company recorded a related net interest expense of $0.3 million in the second quarter of fiscal 2016 in other income (expense), net, and $1.5 million in the first two quarters of fiscal 2016. This primarily represents additional accrued interest on the Canadian income tax payable related to the APA.
The Company anticipates that the APA will be finalized within the next six months. The Company's expected filing position represents the largest benefit considered by management to be more likely than not. However, the Company's tax position will be updated as new information becomes available.

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

	Thirteen Weeks Ended July 31, 2016	Thirteen Weeks Ended August 2, 2015	Twenty-Six Weeks Ended July 31, 2016	Twenty-Six Weeks Ended August 2, 2015
	(In thousands)
Net revenue:
Company-operated stores	$381,389	$339,779	$740,093	$653,873
Direct to consumer	87,399	82,239	184,965	165,875
Other	45,732	30,992	84,978	56,806
	$514,520	$453,010	$1,010,036	$876,554
Income from operations before general corporate expense:
Company-operated stores	$80,277	$67,441	$153,564	$136,664
Direct to consumer	32,644	32,250	71,152	67,121
Other	4,636	1,820	6,720	2,801
	117,557	101,511	231,436	206,586
General corporate expense	43,598	34,932	99,888	71,971
Income from operations	73,959	66,579	131,548	134,615
Other income (expense), net	578	842	92	1,371
Income before income tax expense	$74,537	$67,421	$131,640	$135,986

Capital expenditures:
Company-operated stores	$11,515	$24,788	$28,265	$41,632
Direct to consumer	4,551	1,479	5,715	1,932
Corporate and other	28,552	10,915	37,281	21,554
	$44,618	$37,182	$71,261	$65,118
Depreciation and amortization:
Company-operated stores	$14,511	$11,736	$28,295	$23,013
Direct to consumer	1,725	1,599	3,054	3,135
Corporate and other	4,261	3,360	8,334	6,643
	$20,497	$16,695	$39,683	$32,791

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
Overview
lululemon is a designer, distributor, and retailer of healthy lifestyle inspired athletic apparel. Since our inception, we have developed a distinctive corporate culture, and we have a mission to produce products which create transformational experiences for people to live happy, healthy, fun lives. We promote a set of core values in our business which include taking personal responsibility, nurturing entrepreneurial spirit, acting with honesty and courage, valuing connection, and choosing to have fun. These core values attract passionate and motivated employees who are driven to succeed and share our purpose of "elevating the world from mediocrity to greatness."
Our healthy lifestyle inspired athletic apparel is marketed under the lululemon athletica and ivivva athletica brand names. We offer a comprehensive line of apparel and accessories for women, men and female youth. Our apparel assortment includes items such as pants, shorts, tops and jackets designed for healthy lifestyle and athletic activities such as yoga, running, training, most other sweaty pursuits, and athletic wear for female youth.
Financial Highlights

•
Net revenue for second quarter of fiscal 2016 increased by 14% to $514.5 million, from $453.0 million in the second quarter of fiscal 2015. Net revenue increased across all segments, and the increase was primarily due to the addition of 43 net new company-operated stores since the second quarter of fiscal 2015, as well as increased comparable store sales.

•
Total comparable sales, which includes comparable store sales and direct to consumer, increased 4% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. On a constant dollar basis, total comparable sales increased by 5%.

•
Company-operated stores accounted for 74.1% of net revenue in the second quarter of fiscal 2016 compared to 75.0% of net revenue in the second quarter of fiscal 2015. Comparable store sales increased by 3% in the second quarter of fiscal

2016 compared to the second quarter of fiscal 2015, or by 4% on a constant dollar basis, primarily as a result of improved conversion rates and increased dollar value per transaction.

•
Our direct to consumer segment represented 17.0% of our net revenue in the second quarter of fiscal 2016 compared to 18.2% in the second quarter of fiscal 2015. Direct to consumer net revenue increased by 6% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, or by 7% on a constant dollar basis, primarily as the result of higher traffic on our e-commerce websites and increased dollar value per transaction. During the second quarter of fiscal 2015, we held online warehouse sales in Canada and the United States which generated net revenue of $6.6 million. We did not hold any online warehouse sales during the second quarter of fiscal 2016.

•
Gross profit for the second quarter of fiscal 2016 increased by 20% to $254.2 million, from $212.0 million in the second quarter of fiscal 2015. Gross profit as a percentage of net revenue, or gross margin, increased to 49.4% compared to 46.8% in the second quarter of fiscal 2015. The increase in gross margin was primarily due to lower product costs, partially offset by increased fixed costs and expenses related to our product and supply chain departments.

•
Income from operations for the second quarter of fiscal 2016 increased by 11% to $74.0 million, from $66.6 million in the second quarter of fiscal 2015. As a percentage of net revenue, income from operations decreased to 14.4% compared to 14.7% of net revenue in the second quarter of fiscal 2015.

•
Income tax expense for the second quarter of fiscal 2016 increased by 6% to $20.9 million, from $19.8 million in the second quarter of fiscal 2015. Our effective tax rate for the second quarter of fiscal 2016 was 28.1% compared to 29.3% for the second quarter of fiscal 2015. The second quarter of fiscal 2016 included a net income tax recovery of $1.9 million related to our transfer pricing arrangements and the associated plan to repatriate foreign earnings. In addition, the second quarter of fiscal 2016 included a related net interest expense of $0.3 million recorded in other income (expense), net. Our effective tax rate excluding these adjustments was 30.5% in the second quarter of fiscal 2016.

•
Diluted earnings per share for the second quarter of fiscal 2016 were $0.39 compared to $0.34 in the second quarter of fiscal 2015. Excluding the above tax and related interest adjustments, diluted earnings per share were $0.38 for the second quarter of fiscal 2016.

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

Results of Operations
Thirteen Week Results
The following table summarizes key components of our results of operations for the thirteen weeks ended July 31, 2016 and August 2, 2015. The percentages are presented as a percentage of net revenue.

	Thirteen Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Net revenue	$514,520	$453,010	100.0%	100.0%
Cost of goods sold	260,359	240,985	50.6	53.2
Gross profit	254,161	212,025	49.4	46.8
Selling, general and administrative expenses	180,202	145,446	35.0	32.1
Income from operations	73,959	66,579	14.4	14.7
Other income (expense), net	578	842	0.1	0.2
Income before income tax expense	74,537	67,421	14.5	14.9
Income tax expense	20,912	19,753	4.1	4.4
Net income	$53,625	$47,668	10.4%	10.5%
Net Revenue
Net revenue increased $61.5 million, or 14%, to $514.5 million for the second quarter of fiscal 2016 from $453.0 million for the second quarter of fiscal 2015. On a constant dollar basis, assuming the average exchange rates for the second quarter of fiscal 2016 remained constant with the average exchange rates for the second quarter of fiscal 2015, net revenue increased $66.8 million, or 15%.
Net revenue increased across all segments, and the increase was primarily from our company-operated stores, including net revenue from new stores and increased comparable store sales. Total comparable sales, which includes comparable store sales and direct to consumer, increased 4% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Total comparable sales increased 5% on a constant dollar basis.
Our net revenue on a segment basis for the thirteen weeks ended July 31, 2016 and August 2, 2015 is summarized below. The percentages are presented as a percentage of total net revenue.

	Thirteen Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$381,389	$339,779	74.1%	75.0%
Direct to consumer	87,399	82,239	17.0	18.2
Other	45,732	30,992	8.9	6.8
Net revenue	$514,520	$453,010	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $41.6 million, or 12%, to $381.4 million in the second quarter of fiscal 2016 from $339.8 million in the second quarter of fiscal 2015. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to August 2, 2015, and therefore not included in comparable store sales, contributed $31.2 million to the increase. We have opened 43 net new company-operated stores since the second quarter of fiscal 2015, including 32 stores in the United States, two stores in each of Canada and the United Kingdom, and one store in each of Australia, Germany, Hong Kong, Puerto Rico, Singapore, South Korea, and Switzerland.

•
A comparable store sales increase of 3% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 resulted in a $10.4 million increase to net revenue. Comparable store sales increased 4%, or $13.6 million on a constant dollar basis. The increase in comparable store sales was primarily as a result of improved conversion rates and increased dollar value per transaction.

Direct to Consumer. Net revenue from our direct to consumer segment increased $5.2 million, or 6%, to $87.4 million in the second quarter of fiscal 2016 from $82.2 million in the second quarter of fiscal 2015. Direct to consumer revenue increased 7% on a constant dollar basis. This increase was primarily the result of higher traffic on our e-commerce websites and increased dollar value per transaction. During the second quarter of fiscal 2015, we held online warehouse sales in Canada and the United States which generated net revenue of $6.6 million. We did not hold any online warehouse sales during the second quarter of fiscal 2016.
Other. Net revenue from our other segment increased $14.7 million, or 48%, to $45.7 million in the second quarter of fiscal 2016 from $31.0 million in the second quarter of fiscal 2015. This increase was primarily the result of an increased number of outlets and increased revenue at existing outlets during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, as well as net revenue from warehouse sales held during the second quarter of fiscal 2016.
Gross Profit
Gross profit increased $42.1 million, or 20%, to $254.2 million for the second quarter of fiscal 2016 from $212.0 million for the second quarter of fiscal 2015.
Gross profit as a percentage of net revenue, or gross margin, increased by 260 basis points, to 49.4% in the second quarter of fiscal 2016 from 46.8% in the second quarter of fiscal 2015. The increase in gross margin was primarily the result of:

•	lower product costs and lower costs related to our raw material commitments of 310 basis points; and

•	a decrease in markdowns and discounts of 50 basis points.
This was offset by an increase in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, of 40 basis points, an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue, of 40 basis points, and an unfavorable impact of foreign exchange rates of 20 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $34.8 million, or 24%, to $180.2 million in the second quarter of fiscal 2016 from $145.4 million in the second quarter of fiscal 2015. The increase in selling, general and administrative expenses was principally comprised of:

•
an increase in employee costs for our operating locations of $12.1 million primarily from a growth in labor hours and bonuses, mainly associated with new company-operated stores and other new operating locations;

•	an increase in head office employee costs of $10.8 million primarily due to additional employees to support the growth in our business;

•
an increase in head office costs other than employee costs of $4.7 million primarily due to increased professional fees, including supply chain consulting, increased information technology costs, increased depreciation, and increased brand and community costs;

•	an increase in other costs of $4.5 million for our operating channels including digital marketing expenses and repairs and maintenance costs;

•	an increase in variable costs of $2.2 million for our operating channels such as distribution costs and credit card fees, primarily as a result of increased sales; and

•
a decrease in net foreign exchange gains of $0.5 million, from $5.6 million in the second quarter of fiscal 2015 to $5.1 million in the second quarter of fiscal 2016, primarily related to the revaluation of U.S. dollar cash and receivables held in Canada.

As a percentage of net revenue, selling, general and administrative expenses increased 290 basis points, to 35.0% in the second quarter of fiscal 2016 from 32.1% in the second quarter of fiscal 2015.
Income from Operations
Income from operations increased $7.4 million, or 11%, to $74.0 million in the second quarter of fiscal 2016 from $66.6 million in the second quarter of fiscal 2015. The increase was primarily the result of an increase in gross profit of $42.1 million, partially offset by an increase in selling, general and administrative costs of $34.8 million.

On a segment basis, we determine income from operations without taking into account our general corporate expenses.
Income from operations before general corporate expenses for the thirteen weeks ended July 31, 2016 and August 2, 2015 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Thirteen Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$80,277	$67,441	21.0%	19.8%
Direct to consumer	32,644	32,250	37.4	39.2
Other	4,636	1,820	10.1	5.9
Income from operations before general corporate expense	117,557	101,511
General corporate expense	43,598	34,932
Income from operations	$73,959	$66,579
Company-operated Stores. Income from operations from our company-operated stores segment increased $12.8 million, or 19%, to $80.3 million for the second quarter of fiscal 2016 from $67.4 million for the second quarter of fiscal 2015 primarily due to increased gross profit of $29.1 million. This was partially offset by an increase in selling, general and administrative expenses, including increased store employee costs and higher operating expenses associated with new stores and increased net revenue at existing stores. Income from operations as a percentage of company-operated stores revenue increased by 120 basis points primarily due to increased gross margin, partially offset by deleverage of selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $0.4 million, or 1%, to $32.6 million for the second quarter of fiscal 2016 from $32.3 million for the second quarter of fiscal 2015. The increase was primarily the result of increased gross profit of $7.3 million due to increased net revenue resulting from higher traffic on our e-commerce websites and increased dollar value per transaction. This was partially offset by an increase in selling, general and administrative expenses including higher digital marketing expenses and higher variable costs such as distribution and packaging as a result of higher net revenue. Income from operations as a percentage of direct to consumer revenue decreased by 180 basis points primarily due to deleverage of selling, general and administrative expenses, partially offset by increased gross margin.
Other. Other income from operations increased $2.8 million, or 155%, to $4.6 million for the second quarter of fiscal 2016 from $1.8 million for the second quarter of fiscal 2015. The increase was primarily the result of increased gross profit of $5.8 million, partially offset by increased selling, general and administrative expenses primarily due to increased employee costs. Income from operations as a percentage of other net revenue increased by 420 basis points primarily due to decreased selling, general and administrative expenses as a percentage of other net revenue.
General Corporate Expense. General corporate expense increased $8.7 million, or 25%, to $43.6 million for the second quarter of fiscal 2016 from $34.9 million for the second quarter of fiscal 2015. This was primarily due to increased employee costs, professional fees, including increased professional fees related to supply chain consulting, and investment in strategic initiatives and projects to support the growth of our business. There was also a decrease in net foreign exchange gains of $0.5 million, primarily related to the revaluation of U.S. dollar cash and receivables held in Canada.
Other Income (Expense), Net
Other income (expense), net, decreased $0.3 million, or 31%, to $0.6 million for the second quarter of fiscal 2016 from $0.8 million for the second quarter of fiscal 2015. The decrease was primarily due to a net interest expense of $0.3 million related to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income Tax Expense
Income tax expense increased $1.2 million, or 6%, to $20.9 million in the second quarter of fiscal 2016 from $19.8 million in the second quarter of fiscal 2015. The second quarter of fiscal 2016 included certain tax adjustments totaling a recovery of $1.9 million as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
The effective tax rate in the second quarter of fiscal 2016 was 28.1% compared to 29.3% in the second quarter of fiscal 2015. The effective tax rate excluding the above tax and related interest adjustments was 30.5% in the second quarter of fiscal 2016.

Net Income
Net income increased $6.0 million, or 12%, to $53.6 million for the second quarter of fiscal 2016 from $47.7 million for the second quarter of fiscal 2015. The increase in net income was primarily the result of an increase in gross profit of $42.1 million, partially offset by an increase in selling, general and administrative expenses of $34.8 million, an increase in income tax expense of $1.2 million, and a decrease in other income (expense), net of $0.3 million.
Twenty-Six Week Results
The following table summarizes key components of our results of operations for the twenty-six week periods ended July 31, 2016 and August 2, 2015. The percentages are presented as a percentage of net revenue.

	Twenty-Six Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Net revenue	$1,010,036	$876,554	100.0%	100.0%
Cost of goods sold	516,744	458,652	51.2	52.3
Gross profit	493,292	417,902	48.8	47.7
Selling, general and administrative expenses	361,744	283,287	35.8	32.3
Income from operations	131,548	134,615	13.0	15.4
Other income (expense), net	92	1,371	—	0.2
Income before income tax expense	131,640	135,986	13.0	15.6
Income tax expense	32,679	40,508	3.2	4.7
Net income	$98,961	$95,478	9.8%	10.9%
Net Revenue
Net revenue increased $133.5 million, or 15%, to $1,010.0 million for the first two quarters of fiscal 2016 from $876.6 million for the first two quarters of fiscal 2015. On a constant dollar basis, assuming the average exchange rates for the first two quarters of fiscal 2016 remained constant with average exchange rates for the first two quarters of fiscal 2015, net revenue increased $146.0 million, or 17%.
Net revenue increased across all segments, and the increase was primarily from our company-operated stores, including net revenue from new stores and increased comparable store sales. Total comparable sales, which includes comparable store sales and direct to consumer, increased 5% in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015. Total comparable sales increased 6% on a constant dollar basis.
Our net revenue on a segment basis for the twenty-six week periods ended July 31, 2016 and August 2, 2015 is summarized below. The percentages are presented as a percentage of total net revenue.

	Twenty-Six Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$740,093	$653,873	73.3%	74.6%
Direct to consumer	184,965	165,875	18.3	18.9
Other	84,978	56,806	8.4	6.5
Net revenue	$1,010,036	$876,554	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $86.2 million, or 13%, to $740.1 million in the first two quarters of fiscal 2016 from $653.9 million in the first two quarters of fiscal 2015. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to August 2, 2015, and therefore not included in comparable store sales, contributed $67.3 million to the increase. We have opened 43 net new company-operated stores since the second quarter of fiscal 2015, including 32 stores in the United States, two stores in each of Canada and the United Kingdom, and one store in each of Australia, Germany, Hong Kong, Puerto Rico, Singapore, South Korea, and Switzerland.

•
A comparable store sales increase of 3% in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015 resulted in an $18.9 million increase to net revenue. Comparable store sales increased 4%, or $26.6 million on a constant dollar basis. The increase in comparable store sales was primarily as a result of improved conversion rates and increased dollar value per transaction.

Direct to Consumer. Net revenue from our direct to consumer segment increased $19.1 million, or 12%, to $185.0 million in the first two quarters of fiscal 2016 from $165.9 million in the first two quarters of fiscal 2015. Direct to consumer revenue increased 13% on a constant dollar basis. The increase in net revenue was primarily the result of higher traffic on our e-commerce websites and an increase in dollar value per transaction.
Other. Other net revenue increased $28.2 million, or 50%, to $85.0 million in the first two quarters of fiscal 2016 from $56.8 million in the first two quarters of fiscal 2015. This increase was primarily the result of an increased number of outlets and increased revenue at existing outlets during the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015, as well as net revenue from warehouse sales which were held during the second quarter of fiscal 2016.
Gross Profit
Gross profit increased $75.4 million, or 18%, to $493.3 million for the first two quarters of fiscal 2016 from $417.9 million for the first two quarters of fiscal 2015.
Gross profit as a percentage of net revenue, or gross margin, increased by 110 basis points, to 48.8% in the first two quarters of fiscal 2016 from 47.7% in the first two quarters of fiscal 2015. The increase in gross margin was primarily the result of an increase in product margin of 210 basis points, primarily due to lower product costs and lower costs related to our raw material commitments.
The increase in gross margin was partially offset by an unfavorable impact of foreign exchange rates of 50 basis points, an increase in fixed costs, such as occupancy costs and depreciation, relative to the increase in net revenue, of 30 basis points, and an increase in expenses related to our product and supply chain departments, relative to the increase in net revenue, of 20 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $78.5 million, or 28%, to $361.7 million in the first two quarters of fiscal 2016 from $283.3 million in the first two quarters of fiscal 2015. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs of $24.8 million primarily from a growth in bonuses and labor hours associated with new company-operated stores and other new operating locations;

•	an increase in head office employee costs of $17.5 million primarily due to additional employees to support the growth in our business;

•
an increase in head office costs other than employee costs of $11.7 million primarily due to increased professional fees, including supply chain consulting, increased information technology costs, increased depreciation, and increased brand and community costs;

•
an increase in net foreign exchange losses of $9.6 million, from a net foreign exchange gain of $1.2 million in the first two quarters of fiscal 2015 to a net foreign exchange loss of $8.5 million in the first two quarters of fiscal 2016, primarily related to the revaluation of U.S. dollar cash and receivables held in Canada;

•	an increase in other costs of $8.4 million for our operating channels such as digital marketing expenses, repairs and maintenance, utilities, and communication costs; and

•	an increase in variable costs of $6.5 million for our operating channels such as distribution costs, packaging, and credit card fees, primarily as a result of increased sales.
As a percentage of net revenue, selling, general and administrative expenses increased 350 basis points, to 35.8% in the first two quarters of fiscal 2016 from 32.3% in the first two quarters of fiscal 2015.
Income from Operations
Income from operations decreased $3.1 million, or 2%, to $131.5 million in the first two quarters of fiscal 2016 from $134.6 million in the first two quarters of fiscal 2015. The decrease was primarily the result of an increase in selling, general and administrative costs of $78.5 million, partially offset by increased gross profit of $75.4 million.

On a segment basis, we determine income from operations without taking into account our general corporate expenses.
Income from operations before general corporate expenses for the twenty-six week periods ended July 31, 2016 and August 2, 2015 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Twenty-Six Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$153,564	$136,664	20.7%	20.9%
Direct to consumer	71,152	67,121	38.5	40.5
Other	6,720	2,801	7.9	4.9
Income from operations before general corporate expense	231,436	206,586
General corporate expense	99,888	71,971
Income from operations	$131,548	$134,615

Company-operated Stores. Income from operations from our company-operated stores segment increased $16.9 million, or 12%, to $153.6 million for the first two quarters of fiscal 2016 from $136.7 million for the first two quarters of fiscal 2015 primarily due to increased gross profit of $48.5 million. This was partially offset by an increase in selling, general and administrative expenses, including increased employee costs and increased operating expenses associated with new stores and increased net revenue at existing stores. Income from operations as a percentage of company-operated stores revenue decreased by 20 basis points, primarily due to deleverage of selling, general and administrative expenses, partially offset by an increase in gross margin.
Direct to Consumer. Income from operations from our direct to consumer segment increased $4.0 million, or 6%, to $71.2 million for the first two quarters of fiscal 2016 from $67.1 million for the first two quarters of fiscal 2015. The increase was primarily the result of increased gross profit of $15.6 million primarily due to increased net revenue resulting from higher traffic on our e-commerce websites and an increase in dollar value per transaction. This was partially offset by an increase in selling, general and administrative expenses including higher digital marketing expenses and higher variable costs such as distribution costs, credit card fees, and packaging as a result of higher net revenue. Income from operations as a percentage of direct to consumer revenue decreased by 200 basis points, primarily due to deleverage of selling, general and administrative expenses, partially offset by an increase in gross margin.
Other. Other income from operations increased $3.9 million, or 140%, to $6.7 million for the first two quarters of fiscal 2016 from $2.8 million for the first two quarters of fiscal 2015. The increase was primarily the result of increased gross profit of $11.3 million, partially offset by increased selling, general and administrative expenses primarily due to increased employee costs. Income from operations as a percentage of other net revenue increased by 300 basis points, primarily due to decreased selling, general and administrative expenses as a percentage of other net revenue.
General Corporate Expense. General corporate expense increased $27.9 million, or 39%, to $99.9 million for the first two quarters of fiscal 2016 from $72.0 million for the first two quarters of fiscal 2015. This was primarily due to increased employee costs, professional fees, including increased professional fees related to supply chain consulting, investment in strategic initiatives and projects to support the growth of our business, and due to an increase in net foreign exchange losses of $9.6 million, primarily related to the revaluation of U.S. dollar cash and receivables held in Canada.
Other Income (Expense), Net
Other income (expense), net decreased $1.3 million, or 93%, to $0.1 million in the first two quarters of fiscal 2016 from $1.4 million in the first two quarters of fiscal 2015. The decrease was primarily due to net interest expenses of $1.5 million related to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income Tax Expense
Income tax expense decreased $7.8 million, or 19%, to $32.7 million in the first two quarters of fiscal 2016 from $40.5 million in the first two quarters of fiscal 2015. The first two quarters of fiscal 2016 included certain tax adjustments totaling a recovery of $7.6 million as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
The effective tax rate in the first two quarters of fiscal 2016 was 24.8% compared to 29.8% in the first two quarters of fiscal 2015. The effective tax rate excluding the above tax and related interest adjustments was 30.2% in the first two quarters of fiscal 2016.
Net Income
Net income increased $3.5 million, or 4%, to $99.0 million for the first two quarters of fiscal 2016 from $95.5 million for the first two quarters of fiscal 2015. The increase in net income was primarily a result of an increase in gross profit of $75.4 million and a decrease in income tax expense of $7.8 million, partially offset by an increase in selling, general and administrative expenses of $78.5 million and a decrease in other income (expense), net of $1.3 million.
Comparable Store Sales and Total Comparable Sales
We separately track comparable store sales, which reflect net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded. Net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable sales in the prior year. Comparable store sales exclude sales from new stores that have not been open for 12 months, from stores which have not been in their significantly expanded space for 12 months, and from stores which have been temporarily relocated for renovations. Comparable stores sales also exclude sales from direct to consumer, outlets, showrooms, wholesale accounts, warehouse sales, temporary locations, a license and supply arrangement, and sales from company-operated stores which we have closed.
Total comparable sales combines comparable store sales and direct to consumer sales. By measuring the change in year-over-year net revenue in stores that have been open, or in their significantly expanded space, for 12 months or more as well as the change in direct to consumer sales, total comparable sales allows us to evaluate our sales performance eliminating the impact of newly opened or expanded stores.
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
The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or with greater prominence to, the financial information prepared and presented in accordance with GAAP. A reconciliation of the non-GAAP financial measures follows, which includes more detail on the GAAP financial measure that is most directly comparable to each non-GAAP financial measure, and the related reconciliations between these financial measures.
The below changes in net revenue, total comparable sales, comparable store sales, and direct to consumer revenue show the change compared to the corresponding period in the prior year.

Constant dollar changes in net revenue

	Thirteen Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Net revenue increase	$61,510	$62,302	14%	16%
Adjustments due to foreign exchange rate changes	5,251	20,293	1	5
Net revenue increase in constant dollars	$66,761	$82,595	15%	21%

	Twenty-Six Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Net revenue increase	$133,483	$101,228	15%	13%
Adjustments due to foreign exchange rate changes	12,542	35,788	2	5
Net revenue increase in constant dollars	$146,025	$137,016	17%	18%
Constant dollar changes in total comparable sales

	Thirteen Weeks Ended July 31, 2016 and August 2, 2015		Twenty-Six Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(Percentages)
Increase in total comparable sales[1]	4%	6%	5%	4%
Adjustments due to foreign exchange rate changes	1	5	1	4
Increase in total comparable sales in constant dollars[1]	5%	11%	6%	8%
__________
1Total comparable sales includes comparable store sales and direct to consumer sales. Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded.
Constant dollar changes in comparable store sales

	Thirteen Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Increase in comparable store sales[1]	$10,416	$1,390	3%	1%
Adjustments due to foreign exchange rate changes	3,171	12,833	1	5
Increase in comparable store sales in constant dollars[1]	$13,587	$14,223	4%	6%

	Twenty-Six Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Increase (decrease) in comparable store sales[1]	$18,933	$(10,748)	3%	(2)%
Adjustments due to foreign exchange rate changes	7,681	22,531	1	4
Increase in comparable store sales in constant dollars[1]	$26,614	$11,783	4%	2%
_________
1Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded.

Constant dollar changes in direct to consumer net revenue

	Thirteen Weeks Ended July 31, 2016 and August 2, 2015		Twenty-Six Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(Percentages)
Increase in direct to consumer net revenue	6%	30%	12%	28%
Adjustments due to foreign exchange rate changes	1	5	1	5
Increase in direct to consumer net revenue in constant dollars	7%	35%	13%	33%
Effective tax rate, excluding tax and related interest adjustments

	Thirteen Weeks Ended July 31, 2016 and August 2, 2015		Twenty-Six Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
	(Percentages)
Effective tax rate	28.1%	29.3%	24.8%	29.8%
Tax and related interest adjustments[1]	2.4	—	5.4	—
Effective tax rate, excluding tax and related interest adjustments	30.5%	29.3%	30.2%	29.8%
_________
1Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for an explanation as to the nature of these items.
Diluted earnings per share, excluding tax and related interest adjustments

	Thirteen Weeks Ended July 31, 2016 and August 2, 2015		Twenty-Six Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015	2016	2015
Diluted earnings per share	$0.39	$0.34	$0.72	$0.67
Tax and related interest adjustments[1]	(0.01)	—	(0.04)	—
Diluted earnings per share, excluding tax and related interest adjustments	$0.38	$0.34	$0.68	$0.67
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
At July 31, 2016, our working capital (excluding cash and cash equivalents) was $229.9 million and our cash and cash equivalents were $535.3 million.

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Twenty-Six Weeks Ended July 31, 2016 and August 2, 2015
	2016	2015
	(In thousands)
Total cash provided by (used in):
Operating activities	$99,988	$32,161
Investing activities	(71,261)	(65,118)
Financing activities	(23,877)	(78,837)
Effect of exchange rate changes on cash	29,018	(11,423)
Increase (decrease) in cash and cash equivalents	$33,868	$(123,217)
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items not affecting cash and the effect of changes in operating assets and liabilities.
Cash provided by operating activities increased $67.8 million, to $100.0 million for the first two quarters of fiscal 2016 compared to $32.2 million for the first two quarters of fiscal 2015. The increase was primarily the result of decreased inventory purchases and an increase in net income taxes payable.
Investing Activities
Cash flows used in investing activities relate entirely to capital expenditures. The capital expenditures were primarily for opening new company-operated stores, remodeling or relocating certain stores, and ongoing store refurbishment. We also had capital expenditures related to information technology and business systems, related to corporate land and buildings, and for opening retail locations other than company-operated stores.
Cash used in investing activities increased $6.1 million to $71.3 million for the first two quarters of fiscal 2016 from $65.1 million for the first two quarters of fiscal 2015. The increase was primarily the result of the purchase of a land parcel in Vancouver, BC for $19.7 million for general corporate purposes. The increase was partially offset by reduced capital expenditures related to our company-operated stores primarily as a result of opening fewer company-operated stores in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015.
Financing Activities
Cash flows used in or provided by financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities decreased $55.0 million, to $23.9 million for the first two quarters of fiscal 2016 compared to $78.8 million for the first two quarters of fiscal 2015. Our cash used in financing activities for the first two quarters of fiscal 2016 included $28.6 million to repurchase 0.4 million shares under our stock repurchase program compared to $82.0 million to repurchase 1.3 million shares for the first two quarters of fiscal 2015.
We believe that our cash and cash equivalent balances, cash generated from operations, and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in Item 1 of Part II of this Quarterly Report on Form 10-Q. In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or systems, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash and cash equivalents and cash generated from operations.
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
At July 31, 2016, aside from letters of credit, there were no borrowings outstanding under these credit facilities.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of July 31, 2016, letters of credit and letters of guarantee totaling $1.5 million had been issued.
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

Operating Locations
Our company-operated stores by brand and by country as of July 31, 2016 and January 31, 2016, are summarized in the table below.

	July 31, 2016	January 31, 2016
lululemon athletica
United States	231	229
Canada	49	48
Australia	27	26
United Kingdom	6	6
New Zealand	5	5
Singapore	3	2
Hong Kong	2	2
Germany	1	1
Puerto Rico	1	1
South Korea	1	—
Switzerland	1	—
	327	320
ivivva athletica
United States	39	31
Canada	13	12
	52	43
Total	379	363
As of July 31, 2016, there were three retail locations in the United Arab Emirates operated by a third party under a license and supply arrangement, which are not included in the above table.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk. The functional currency of our foreign subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our foreign subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. Foreign exchange differences which arise on translation of our foreign subsidiaries' balance sheets into U.S. dollars are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity.
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
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A strengthening of the U.S. dollar against the Canadian dollar results in:

•	a decrease in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

•	a decrease in our selling, general and administrative expenses incurred by our Canadian operations upon translation into U.S. dollars for the purposes of consolidation; and

•	foreign exchange revaluation gains by our Canadian subsidiaries on U.S. dollar cash and receivables denominated in U.S. dollars.
During the first two quarters of fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $44.0 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first two quarters of fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $18.0 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first two quarters of fiscal 2016 would have resulted in additional income from operations of approximately $5.4 million in the first two quarters of fiscal 2016. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first two quarters of fiscal 2016. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. Our revolving credit facilities provide us with available borrowings in an amount up to $15.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of July 31, 2016, aside from letters of credit, we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 31, 2016, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the thirteen weeks ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The market for technical athletic apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share, or a failure to grow or maintain our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on women's athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in yoga apparel and other activewear. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, store development, marketing, distribution, and other resources than we do. In addition, our technical athletic apparel is sold at a price premium to traditional athletic apparel.

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
Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to the income tax laws of the United States, Canada, and several other international jurisdictions. Our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of unremitted earnings for which we have not previously accrued U.S. taxes.
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
The functional currency of our foreign subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our foreign subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. Foreign exchange differences which arise on translation of our foreign subsidiaries' balance sheets into U.S. dollars are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity. We also have exposure to changes in foreign exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. The potential impact of currency fluctuation increases as international expansion increases.
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A strengthening of the U.S. dollar against the Canadian dollar results in:

•	a decrease in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

•	a decrease in our selling, general and administrative expenses incurred by our Canadian operations upon translation into U.S. dollars for the purposes of consolidation; and

•	foreign exchange revaluation gains by our Canadian subsidiaries on U.S. dollar cash and receivables denominated in U.S. dollars.
During the first two quarters of fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $44.0 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first two quarters of fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $18.0 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first two quarters of fiscal 2016 would have resulted in additional income from operations of approximately $5.4 million in the first two quarters of fiscal 2016. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first two quarters of fiscal 2016. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended July 31, 2016 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 2, 2016 - May 29, 2016	200,913	$63.65	200,913	$48
May 30, 2016 - July 3, 2016	—	—	—	—
July 4, 2016 - July 31, 2016	—	—	—	—
Total	200,913		200,913
__________

(1)	Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2016.

(2)
Our stock repurchase program was approved by our board of directors in June 2014. Common shares were repurchased in the open market at prevailing market prices, including under written plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of common shares repurchased depending upon market conditions, eligibility to trade, and other factors. The maximum dollar value of shares to be repurchased was $450 million and the program was completed in the second quarter of fiscal 2016.

The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended July 31, 2016 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 2, 2016 - May 29, 2016	9,894	$63.53	9,894	5,126,044
May 30, 2016 - July 3, 2016	13,619	70.93	13,619	5,112,425
July 4, 2016 - July 31, 2016	8,129	77.73	8,129	5,104,296
Total	31,642		31,642
__________

(1)	Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2016.

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
Dated: September 1, 2016

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
X

*	Furnished herewith