Form 10-Q
period 2016-10-30
lululemon athletica inc.
filed 2016-12-07
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 2, 2016, there were 127,295,920 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At December 2, 2016, there were outstanding 9,784,239 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at December 2, 2016, the registrant had outstanding 9,784,239 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	October 30, 2016	January 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$480,386	$501,482
Accounts receivable	11,910	13,108
Inventories	364,514	284,009
Prepaid and receivable income taxes	123,362	91,453
Other prepaid expenses and other current assets	42,738	26,987
	1,022,910	917,039
Property and equipment, net	399,658	349,605
Goodwill and intangible assets, net	24,567	24,777
Deferred income tax assets	12,446	11,802
Other non-current assets	19,359	10,854
	$1,478,940	$1,314,077
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,132	$10,381
Accrued inventory liabilities	32,146	25,451
Accrued compensation and related expenses	53,641	43,524
Income taxes payable	21,953	37,736
Unredeemed gift card liability	44,173	57,736
Other accrued liabilities	51,663	50,676
	212,708	225,504
Deferred income tax liabilities	11,064	10,759
Other non-current liabilities	50,699	50,332
	274,471	286,595
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,784 and 9,804 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,784 and 9,804 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 127,296 and 127,482 issued and outstanding	636	637
Additional paid-in capital	262,440	245,533
Retained earnings	1,158,834	1,019,515
Accumulated other comprehensive loss	(217,441)	(238,203)
	1,204,469	1,027,482
	$1,478,940	$1,314,077
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Thirteen Weeks Ended October 30, 2016	Thirteen Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended October 30, 2016	Thirty-Nine Weeks Ended November 1, 2015
Net revenue	$544,416	$479,693	$1,554,452	$1,356,247
Cost of goods sold	265,990	254,896	782,734	713,548
Gross profit	278,426	224,797	771,718	642,699
Selling, general and administrative expenses	185,451	156,619	547,195	439,906
Income from operations	92,975	68,178	224,523	202,793
Other income (expense), net	628	(2,890)	720	(1,519)
Income before income tax expense	93,603	65,288	225,243	201,274
Income tax expense	25,318	12,135	57,997	52,643
Net income	$68,285	$53,153	$167,246	$148,631

Other comprehensive (loss) income:
Foreign currency translation adjustment	(24,748)	(665)	20,762	(17,427)
Comprehensive income	$43,537	$52,488	$188,008	$131,204

Basic earnings per share	$0.50	$0.38	$1.22	$1.05
Diluted earnings per share	$0.50	$0.38	$1.22	$1.05
Basic weighted-average number of shares outstanding	137,033	140,282	137,095	141,198
Diluted weighted-average number of shares outstanding	137,237	140,457	137,321	141,470
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 31, 2016	9,804	9,804	$—	127,482	$637	$245,533	$1,019,515	$(238,203)	$1,027,482
Net income							167,246		167,246
Foreign currency translation adjustment								20,762	20,762
Common stock issued upon exchange of exchangeable shares	(20)	(20)	—	20	—	—			—
Stock-based compensation expense						12,939			12,939
Tax benefits from stock-based compensation						1,328			1,328
Common stock issued upon settlement of stock-based compensation				278	1	5,958			5,959
Shares withheld related to net share settlement of stock-based compensation				(41)	—	(2,691)			(2,691)
Repurchase of common stock				(443)	(2)	(627)	(27,927)		(28,556)
Balance at October 30, 2016	9,784	9,784	$—	127,296	$636	$262,440	$1,158,834	$(217,441)	$1,204,469
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Thirty-Nine Weeks Ended October 30, 2016	Thirty-Nine Weeks Ended November 1, 2015
Cash flows from operating activities
Net income	$167,246	$148,631
Items not affecting cash
Depreciation and amortization	63,641	52,498
Stock-based compensation expense	12,939	6,639
Tax benefits from stock-based compensation	(1,328)	(666)
Changes in operating assets and liabilities
Inventories	(73,660)	(151,317)
Prepaid and receivable income taxes	(30,580)	(83,564)
Other prepaid expenses and other current assets	(13,471)	(6,097)
Accounts payable	(1,558)	(3,448)
Accrued inventory liabilities	5,270	18,415
Accrued compensation and related expenses	8,835	14,448
Income taxes payable	(17,563)	27,166
Unredeemed gift card liability	(14,123)	(11,023)
Other accrued liabilities	376	4,416
Other non-current assets and liabilities	(8,693)	9,842
Net cash provided by operating activities	97,331	25,940
Cash flows from investing activities
Purchase of property and equipment	(106,168)	(108,061)
Net cash used in investing activities	(106,168)	(108,061)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	5,959	4,440
Tax benefits from stock-based compensation	1,328	666
Taxes paid related to net share settlement of stock-based compensation	(2,691)	(2,439)
Repurchase of common stock	(28,556)	(169,974)
Registration fees associated with prospectus supplement	—	(145)
Net cash used in financing activities	(23,960)	(167,452)
Effect of exchange rate changes on cash and cash equivalents	11,701	(11,460)
Decrease in cash and cash equivalents	(21,096)	(261,033)
Cash and cash equivalents, beginning of period	$501,482	$664,479
Cash and cash equivalents, end of period	$480,386	$403,446
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, showrooms, sales to wholesale accounts, warehouse sales, temporary locations, and through a license and supply arrangement. The Company operates stores in the United States, Canada, Australia, the United Kingdom, New Zealand, Singapore, Hong Kong, South Korea, Germany, Puerto Rico, and Switzerland. There were a total of 389 and 363 company-operated stores in operation as of October 30, 2016 and January 31, 2016, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of October 30, 2016 and for the thirteen and thirty-nine weeks ended October 30, 2016 and November 1, 2015 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 31, 2016 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 31, 2016, which are included in Item 8 in the Company's fiscal 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2015 Annual Report on Form 10-K.
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
In July 2015, the FASB amended ASC Topic 330, Inventory ("ASC 330") to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance will be effective for the Company beginning in its first quarter of fiscal 2017, with early application permitted. The Company will adopt this amendment in fiscal 2017 and does not expect the adoption to have a material impact on its consolidated financial statements.
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
In March 2016, the FASB amended ASC 718, simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to account for forfeitures when they occur. This guidance will be effective for the Company beginning in its first quarter of fiscal 2017, with early application permitted. The Company will adopt this amendment in fiscal 2017 and is currently evaluating the impact that this new guidance will have on its consolidated financial statements.
NOTE 3. STOCK-BASED COMPENSATION
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $12.9 million and $6.6 million for the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $42.7 million at October 30, 2016, which is expected to be recognized over a weighted-average period of 2.4 years.

Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of October 30, 2016, and changes during the thirty-nine week period then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at January 31, 2016	867	$49.54	395	$58.58	31	$57.67	333	$55.91
Granted	420	68.66	160	68.66	17	69.94	209	68.14
Exercised/vested	170	35.02	7	64.36	20	66.16	84	57.27
Forfeited	142	58.01	143	62.46	—	—	73	54.35
Balance at October 30, 2016	975	$59.08	405	$61.10	28	$59.07	385	$62.53
Exercisable at October 30, 2016	230	$50.59
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares available under the ESPP is 6.0 million shares. During the thirteen weeks ended October 30, 2016, there were 28.8 thousand shares purchased in the open market under the ESPP.

NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Thirteen Weeks Ended October 30, 2016	Thirteen Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended October 30, 2016	Thirty-Nine Weeks Ended November 1, 2015
	(In thousands, except per share amounts)
Net income	$68,285	$53,153	$167,246	$148,631
Basic weighted-average number of shares outstanding	137,033	140,282	137,095	141,198
Assumed conversion of dilutive stock options and awards	204	175	226	272
Diluted weighted-average number of shares outstanding	137,237	140,457	137,321	141,470
Basic earnings per share	$0.50	$0.38	$1.22	$1.05
Diluted earnings per share	$0.50	$0.38	$1.22	$1.05
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For each of the thirty-nine weeks ended October 30, 2016 and November 1, 2015, 0.1 million stock options and awards were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450.0 million. The common stock was repurchased in the open market at prevailing market prices, with the timing and actual number of shares repurchased depending upon market conditions and other factors. During the thirty-nine weeks ended October 30, 2016 and November 1, 2015, 0.4 million and 2.9 million shares, respectively, were repurchased under the program at a total cost of $28.6 million and $170.0 million, respectively. This stock repurchase program was completed during the second quarter of fiscal 2016.
NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION
For the thirteen weeks ended October 30, 2016 and November 1, 2015, there were net foreign exchange gains of $4.3 million and net foreign exchange losses of $1.2 million, respectively, included within selling, general and administrative expenses.
For the thirty-nine weeks ended October 30, 2016 and November 1, 2015, there were net foreign exchange losses of $4.1 million and less than $0.1 million, respectively, included within selling, general and administrative expenses.

A summary of certain consolidated balance sheet accounts is as follows:

	October 30, 2016	January 31, 2016
	(In thousands)
Inventories:
Finished goods	$373,385	$290,791
Provision to reduce inventory to market value	(8,871)	(6,782)
	$364,514	$284,009
Property and equipment, net:
Land	$77,107	$55,488
Buildings	31,773	30,885
Leasehold improvements	254,528	225,604
Furniture and fixtures	82,649	73,254
Computer hardware	52,538	44,085
Computer software	143,880	112,161
Equipment and vehicles	13,390	11,929
Accumulated depreciation	(256,207)	(203,801)
	$399,658	$349,605
Goodwill and intangible assets, net:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,384)	(1,666)
	24,112	23,830
Intangibles - reacquired franchise rights	10,150	10,150
Accumulated amortization	(9,659)	(9,074)
Changes in foreign currency exchange rates	(36)	(129)
	455	947
	$24,567	$24,777
Other accrued liabilities:
Accrued duty, freight, and other operating expenses	$30,324	$26,017
Sales tax collected	10,005	10,506
Accrued rent	5,192	6,070
Other	6,142	8,083
	$51,663	$50,676
Other non-current liabilities:
Deferred lease liability	$26,569	$25,723
Tenant inducements	24,130	24,609
	$50,699	$50,332
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
NOTE 7. INCOME TAXES
As disclosed in Note 15 to the audited consolidated financial statements included in Item 8 of the Company's fiscal 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016, the Company was in the process of finalizing a bilateral Advance Pricing Arrangement ("APA") with the Internal Revenue Service ("IRS") and the Canada Revenue Agency ("CRA"). The APA was finalized with the IRS and the CRA during the third quarter of fiscal 2016.
The final outcome of the APA resulted in an income tax recovery in the United States and an income tax payment in Canada for fiscal 2011 through fiscal 2015 and an intercompany debt between one of the Company's U.S. subsidiaries and a Canadian subsidiary. During the third quarter of fiscal 2016, $156.0 million was distributed from a Canadian subsidiary to the U.S. parent entity to finance the settlement of this intercompany debt.
The Company updated its income tax calculations with respect to the APA and the repatriation of $156.0 million for the exchange rates in effect as of the date of the repatriation, changes in the foreign tax credit pools, and changes in the effective state tax rates. These income tax adjustments resulted in a net income tax recovery of $4.0 million in the third quarter of fiscal 2016, and $11.6 million in the first three quarters of fiscal 2016.
The Company also recorded a related net interest expense of $0.2 million in the third quarter of fiscal 2016 in other income (expense), net, and $1.7 million in the first three quarters of fiscal 2016. This primarily represents accrued interest on the Canadian income tax payable related to the APA.
The results for the third quarter of fiscal 2015 included a net income tax recovery of $7.7 million as well as a net interest expense of $3.6 million that was recorded in other income (expense), net, related to the expected outcome of the APA and taxes associated with the anticipated repatriation of foreign earnings.

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

	Thirteen Weeks Ended October 30, 2016	Thirteen Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended October 30, 2016	Thirty-Nine Weeks Ended November 1, 2015
	(In thousands)
Net revenue:
Company-operated stores	$393,506	$353,399	$1,133,599	$1,007,272
Direct to consumer	104,013	89,330	288,978	255,205
Other	46,897	36,964	131,875	93,770
	$544,416	$479,693	$1,554,452	$1,356,247
Income from operations before general corporate expense:
Company-operated stores	$91,497	$70,729	$245,056	$207,393
Direct to consumer	43,588	37,985	114,744	105,106
Other	5,709	1,569	12,430	4,370
	140,794	110,283	372,230	316,869
General corporate expense	47,819	42,105	147,707	114,076
Income from operations	92,975	68,178	224,523	202,793
Other income (expense), net	628	(2,890)	720	(1,519)
Income before income tax expense	$93,603	$65,288	$225,243	$201,274

Capital expenditures:
Company-operated stores	$18,932	$30,909	$47,197	$72,541
Direct to consumer	3,711	3,744	9,425	5,676
Corporate and other	12,263	8,290	49,546	29,844
	$34,906	$42,943	$106,168	$108,061
Depreciation and amortization:
Company-operated stores	$15,735	$13,126	$44,030	$36,139
Direct to consumer	1,854	1,759	4,908	4,894
Corporate and other	6,370	4,822	14,703	11,465
	$23,959	$19,707	$63,641	$52,498

NOTE 9. SUBSEQUENT EVENT
The Company evaluates events or transactions that occur after the balance sheet date through to the date which the financial statements are issued, for potential recognition or disclosure in its unaudited interim consolidated financial statements in accordance with ASC Topic 855, Subsequent Events ("ASC 855").
On December 1, 2016 the Company's board of directors approved a stock repurchase program for up to $100 million of its common shares in the open market at prevailing market prices. The timing and actual number of common shares to be repurchased will depend upon market conditions and other factors, in accordance with Securities and Exchange Commission requirements, and the repurchase program is expected to be completed in two years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
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
Our healthy lifestyle inspired athletic apparel is marketed under the lululemon and ivivva brand names. We offer a comprehensive line of apparel and accessories for women, men and female youth. Our apparel assortment includes items such as pants, shorts, tops and jackets designed for healthy lifestyle and athletic activities such as yoga, running, training, most other sweaty pursuits, and athletic wear for female youth.

Financial Highlights

•	Net revenue for third quarter of fiscal 2016 increased by 13% to $544.4 million, from $479.7 million in the third quarter of fiscal 2015.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 7% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.

•
Company-operated stores represented 72.3% of net revenue in the third quarter of fiscal 2016 compared to 73.7% of net revenue in the third quarter of fiscal 2015. Comparable store sales increased by 4% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, primarily as a result of increased dollar value per transaction and improved conversion rates.

•
Our direct to consumer segment represented 19.1% of our net revenue in the third quarter of fiscal 2016 compared to 18.6% in the third quarter of fiscal 2015. Direct to consumer net revenue increased by 16% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, primarily as a result of increased traffic on our e-commerce websites, improved conversion rates, and increased dollar value per transaction.

•
Gross profit for the third quarter of fiscal 2016 increased by 24% to $278.4 million, from $224.8 million in the third quarter of fiscal 2015. Gross profit as a percentage of net revenue, or gross margin, increased to 51.1% compared to 46.9% in the third quarter of fiscal 2015. The increase in gross margin was primarily due to lower product costs and improved average retail prices, partially offset by increased expenses related to our product and supply chain departments.

•
Income from operations for the third quarter of fiscal 2016 increased by 36% to $93.0 million, from $68.2 million in the third quarter of fiscal 2015. As a percentage of net revenue, income from operations increased to 17.1% compared to 14.2% of net revenue in the third quarter of fiscal 2015.

•
Income tax expense for the third quarter of fiscal 2016 increased by 109% to $25.3 million, from $12.1 million in the third quarter of fiscal 2015. Our effective tax rate for the third quarter of fiscal 2016 was 27.0% compared to 18.6% for the third quarter of fiscal 2015. The third quarter of fiscal 2016 included a net income tax recovery of $4.0 million and the third quarter of fiscal 2015 included a net income tax recovery of $7.7 million related to our transfer pricing arrangements and taxes associated with the repatriation of foreign earnings. In addition, related net interest expenses of $0.2 million and $3.6 million were recorded in other income (expense), net in the third quarters of fiscal 2016 and fiscal 2015, respectively. Our effective tax rate excluding these adjustments was 31.3% in the third quarter of fiscal 2016 compared to 28.8% in the third quarter of fiscal 2015.

•
Diluted earnings per share for the third quarter of fiscal 2016 were $0.50 compared to $0.38 in the third quarter of fiscal 2015. Excluding the above tax and related interest adjustments, diluted earnings per share were $0.47 for the third quarter of fiscal 2016 compared to $0.35 for the third quarter of fiscal 2015.

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

Results of Operations
Thirteen Week Results
The following table summarizes key components of our results of operations for the thirteen weeks ended October 30, 2016 and November 1, 2015. The percentages are presented as a percentage of net revenue.

	Thirteen Weeks Ended October 30, 2016 and November 1, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Net revenue	$544,416	$479,693	100.0%	100.0%
Cost of goods sold	265,990	254,896	48.9	53.1
Gross profit	278,426	224,797	51.1	46.9
Selling, general and administrative expenses	185,451	156,619	34.1	32.7
Income from operations	92,975	68,178	17.1	14.2
Other income (expense), net	628	(2,890)	0.1	(0.6)
Income before income tax expense	93,603	65,288	17.2	13.6
Income tax expense	25,318	12,135	4.7	2.5
Net income	$68,285	$53,153	12.5%	11.1%
Net Revenue
Net revenue increased $64.7 million, or 13%, to $544.4 million for the third quarter of fiscal 2016 from $479.7 million for the third quarter of fiscal 2015. On a constant dollar basis, assuming the average exchange rates for the third quarter of fiscal 2016 remained constant with the average exchange rates for the third quarter of fiscal 2015, net revenue increased $64.0 million, or 13%.
Net revenue increased across all segments, and the increase was primarily from our company-operated stores, including net revenue from new stores and increased comparable store sales. Total comparable sales, which includes comparable store sales and direct to consumer, increased 7% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Total comparable sales increased 7% on a constant dollar basis.
Net revenue on a segment basis for the thirteen weeks ended October 30, 2016 and November 1, 2015 is summarized below. The percentages are presented as a percentage of total net revenue.

	Thirteen Weeks Ended October 30, 2016 and November 1, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$393,506	$353,399	72.3%	73.7%
Direct to consumer	104,013	89,330	19.1	18.6
Other	46,897	36,964	8.6	7.7
Net revenue	$544,416	$479,693	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $40.1 million, or 11%, to $393.5 million in the third quarter of fiscal 2016 from $353.4 million in the third quarter of fiscal 2015. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to November 1, 2015, and therefore not included in comparable store sales, contributed $27.0 million to the increase. We have opened 35 net new company-operated stores since the third quarter of fiscal 2015, including 26 stores in the United States, three stores in each of Canada and the United Kingdom, two stores in South Korea, and one store in each of Singapore and Switzerland. There was one net closure in Australia.

•
A comparable store sales increase of 4% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 resulted in a $13.1 million increase to net revenue. Comparable store sales increased 4%, or $12.4 million on a constant dollar basis. The increase in comparable store sales was primarily as a result of increased dollar value per transaction and improved conversion rates.

Direct to Consumer. Net revenue from our direct to consumer segment increased $14.7 million, or 16%, to $104.0 million in the third quarter of fiscal 2016 from $89.3 million in the third quarter of fiscal 2015. Direct to consumer net revenue increased 16% on a constant dollar basis. This increase was primarily the result of increased traffic on our e-commerce websites, improved conversion rates, and increased dollar value per transaction.
Other. Net revenue from our other segment increased $9.9 million, or 27%, to $46.9 million in the third quarter of fiscal 2016 from $37.0 million in the third quarter of fiscal 2015. This increase was primarily the result of an increased number of outlets and increased net revenue at existing outlets during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. This increase was partially offset by warehouse sales held during the third quarter of fiscal 2015.
Gross Profit
Gross profit increased $53.6 million, or 24%, to $278.4 million for the third quarter of fiscal 2016 from $224.8 million for the third quarter of fiscal 2015.
Gross profit as a percentage of net revenue, or gross margin, increased by 420 basis points, to 51.1% in the third quarter of fiscal 2016 from 46.9% in the third quarter of fiscal 2015. The increase in gross margin was primarily the result of:

•	an increase in product margin of 450 basis points primarily due to lower product costs and improved average retail prices; and

•	a favorable impact of foreign exchange rates of 20 basis points.
This was partially offset by an increase in fixed costs, including costs related to our product and supply chain departments, relative to the increase in net revenue, of 50 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $28.8 million, or 18%, to $185.5 million in the third quarter of fiscal 2016 from $156.6 million in the third quarter of fiscal 2015. The increase in selling, general and administrative expenses was primarily due to:

•
an increase in employee costs for our operating locations of $11.3 million primarily from a growth in labor hours, benefits, and bonuses, mainly associated with new company-operated stores and other new operating locations;

•	an increase in head office employee costs of $10.3 million primarily due to additional employees to support the growth in our business;

•	an increase in head office costs other than employee costs of $8.1 million primarily due to increased professional fees, increased brand and community costs, and increased depreciation;

•	an increase in other costs of $3.4 million for our operating channels including digital marketing expenses and repairs and maintenance costs; and

•	an increase in variable costs of $1.2 million for our operating channels such as credit card fees and distribution costs, primarily as a result of increased sales.
The increase in selling, general and administrative expenses was partially offset by an increase in net foreign exchange gains of $5.5 million, primarily related to the revaluation of U.S. dollar cash and receivables held in Canadian subsidiaries. There were net foreign exchange gains of $4.3 million in the third quarter of fiscal 2016 compared to net foreign exchange losses of $1.2 million in the third quarter of fiscal 2015.
As a percentage of net revenue, selling, general and administrative expenses increased 140 basis points, to 34.1% in the third quarter of fiscal 2016 from 32.7% in the third quarter of fiscal 2015.
Income from Operations
Income from operations increased $24.8 million, or 36%, to $93.0 million in the third quarter of fiscal 2016 from $68.2 million in the third quarter of fiscal 2015. The increase was primarily the result of an increase in gross profit of $53.6 million, partially offset by an increase in selling, general and administrative costs of $28.8 million.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.

Income from operations before general corporate expenses for the thirteen weeks ended October 30, 2016 and November 1, 2015 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Thirteen Weeks Ended October 30, 2016 and November 1, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$91,497	$70,729	23.3%	20.0%
Direct to consumer	43,588	37,985	41.9	42.5
Other	5,709	1,569	12.2	4.2
Income from operations before general corporate expense	140,794	110,283
General corporate expense	47,819	42,105
Income from operations	$92,975	$68,178
Company-operated Stores. Income from operations from our company-operated stores segment increased $20.8 million, or 29%, to $91.5 million for the third quarter of fiscal 2016 from $70.7 million for the third quarter of fiscal 2015. The increase was primarily the result of increased gross profit of $37.0 million primarily due to increased net revenue from new stores as well as increased comparable store sales, which was primarily a result of increased dollar value per transaction and improved conversion rates. This was partially offset by an increase in selling, general and administrative expenses, including increased store employee costs and increased operating expenses associated with new stores and increased net revenue at existing stores. Income from operations as a percentage of company-operated stores net revenue increased by 330 basis points primarily due to increased gross margin, partially offset by deleverage of selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $5.6 million, or 15%, to $43.6 million for the third quarter of fiscal 2016 from $38.0 million for the third quarter of fiscal 2015. The increase was primarily the result of increased gross profit of $10.2 million primarily due to increased net revenue primarily resulting from increased traffic on our e-commerce websites, improved conversion rates and increased dollar value per transaction. This was partially offset by an increase in selling, general and administrative expenses including higher digital marketing expenses and higher variable costs such as credit card fees and distribution costs as a result of increased net revenue. Income from operations as a percentage of direct to consumer net revenue decreased by 60 basis points primarily due to deleverage of selling, general and administrative expenses, partially offset by increased gross margin.
Other. Other income from operations increased $4.1 million, or 264%, to $5.7 million for the third quarter of fiscal 2016 from $1.6 million for the third quarter of fiscal 2015. The increase was primarily the result of increased gross profit of $6.4 million, partially offset by increased selling, general and administrative expenses primarily due to increased employee costs. Income from operations as a percentage of other net revenue increased by 800 basis points primarily due to an increase in gross margin and decreased selling, general and administrative expenses as a percentage of other net revenue. There were also warehouse sales held during the third quarter of fiscal 2015 which reduced gross margin.
General Corporate Expense. General corporate expense increased $5.7 million, or 14%, to $47.8 million for the third quarter of fiscal 2016 from $42.1 million for the third quarter of fiscal 2015. The increase was primarily due to increased employee costs, professional fees, information technology costs, and investment in strategic initiatives and projects to support the growth of our business. The increase was partially offset by an increase in net foreign exchange gains of $5.5 million, primarily related to the revaluation of U.S. dollar cash and receivables held in Canadian subsidiaries.
Other Income (Expense), Net
Other income (expense), net increased $3.5 million, or 122%, to income of $0.6 million for the third quarter of fiscal 2016 from an expense of $2.9 million for the third quarter of fiscal 2015. The increase was primarily due to a reduction in the net interest expense related to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report from $3.6 million in the third quarter of fiscal 2015 to $0.2 million in the third quarter of fiscal 2016.
Income Tax Expense
Income tax expense increased $13.2 million, or 109%, to $25.3 million for the third quarter of fiscal 2016 from $12.1 million for the third quarter of fiscal 2015. The third quarters of fiscal 2016 and fiscal 2015 included certain tax adjustments which resulted in net income tax recoveries of $4.0 million and $7.7 million, respectively, as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.

The effective tax rate for the third quarter of fiscal 2016 was 27.0% compared to 18.6% for the third quarter of fiscal 2015. The effective tax rate excluding the above tax and related interest adjustments was 31.3% for the third quarter of fiscal 2016 compared to 28.8% for the third quarter of fiscal 2015.
Net Income
Net income increased $15.1 million, or 28%, to $68.3 million for the third quarter of fiscal 2016 from $53.2 million for the third quarter of fiscal 2015. The increase in net income was primarily the result of an increase in gross profit of $53.6 million and an increase in other income (expense), net of $3.5 million partially offset by an increase in selling, general and administrative expenses of $28.8 million and an increase in income tax expense of $13.2 million.
Thirty-Nine Week Results
The following table summarizes key components of our results of operations for the thirty-nine week periods ended October 30, 2016 and November 1, 2015. The percentages are presented as a percentage of net revenue.

	Thirty-Nine Weeks Ended October 30, 2016 and November 1, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Net revenue	$1,554,452	$1,356,247	100.0%	100.0%
Cost of goods sold	782,734	713,548	50.4	52.6
Gross profit	771,718	642,699	49.6	47.4
Selling, general and administrative expenses	547,195	439,906	35.2	32.4
Income from operations	224,523	202,793	14.4	15.0
Other income (expense), net	720	(1,519)	0.1	(0.1)
Income before income tax expense	225,243	201,274	14.5	14.9
Income tax expense	57,997	52,643	3.7	3.9
Net income	$167,246	$148,631	10.8%	11.0%
Net Revenue
Net revenue increased $198.2 million, or 15%, to $1.554 billion for the first three quarters of fiscal 2016 from $1.356 billion for the first three quarters of fiscal 2015. On a constant dollar basis, assuming the average exchange rates for the first three quarters of fiscal 2016 remained constant with average exchange rates for the first three quarters of fiscal 2015, net revenue increased $210.0 million, or 15%.
Net revenue increased across all segments, and the increase was primarily from our company-operated stores, including net revenue from new stores and increased comparable store sales. Total comparable sales, which includes comparable store sales and direct to consumer, increased 6% in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. Total comparable sales increased 6% on a constant dollar basis.
Our net revenue on a segment basis for the thirty-nine week periods ended October 30, 2016 and November 1, 2015 is summarized below. The percentages are presented as a percentage of total net revenue.

	Thirty-Nine Weeks Ended October 30, 2016 and November 1, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$1,133,599	$1,007,272	72.9%	74.3%
Direct to consumer	288,978	255,205	18.6	18.8
Other	131,875	93,770	8.5	6.9
Net revenue	$1,554,452	$1,356,247	100.0%	100.0%
Company-operated Stores. Net revenue from our company-operated stores segment increased $126.3 million, or 13%, to $1.134 billion in the first three quarters of fiscal 2016 from $1.007 billion in the first three quarters of fiscal 2015. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to November 1, 2015, and therefore not included in comparable store sales, contributed $94.2 million to the increase. We have opened 35 net new company-operated stores since the third quarter of fiscal 2015, including 26 stores in the United States, three stores in each of Canada and the United Kingdom, two stores in South Korea, and one store in each of Singapore and Switzerland. There was one net closure in Australia.

•
A comparable store sales increase of 3% in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015 resulted in a $32.2 million increase to net revenue. Comparable store sales increased 4%, or $39.2 million on a constant dollar basis. The increase in comparable store sales was primarily as a result of improved conversion rates and increased dollar value per transaction.

Direct to Consumer. Net revenue from our direct to consumer segment increased $33.8 million, or 13%, to $289.0 million in the first three quarters of fiscal 2016 from $255.2 million in the first three quarters of fiscal 2015. Direct to consumer net revenue increased 14% on a constant dollar basis. This increase in net revenue was primarily the result of increased traffic on our e-commerce websites and an increase in dollar value per transaction.
Other. Other net revenue increased $38.1 million, or 41%, to $131.9 million in the first three quarters of fiscal 2016 from $93.8 million in the first three quarters of fiscal 2015. This increase was primarily the result of an increased number of outlets and increased net revenue at existing outlets during the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015.
Gross Profit
Gross profit increased $129.0 million, or 20%, to $771.7 million for the first three quarters of fiscal 2016 from $642.7 million for the first three quarters of fiscal 2015.
Gross profit as a percentage of net revenue, or gross margin, increased by 220 basis points, to 49.6% in the first three quarters of fiscal 2016 from 47.4% in the first three quarters of fiscal 2015. The increase in gross margin was primarily the result of an increase in product margin of 290 basis points, primarily due to lower product costs, improved average retail prices, and lower costs related to our raw material commitments.
The increase in gross margin was partially offset by an increase in expenses related to our product and supply chain departments of 30 basis points, an unfavorable impact of foreign exchange rates of 20 basis points, and an increase in occupancy costs and depreciation, relative to the increase in net revenue, of 20 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $107.3 million, or 24%, to $547.2 million in the first three quarters of fiscal 2016 from $439.9 million in the first three quarters of fiscal 2015. The increase in selling, general and administrative expenses was primarily due to:

•
an increase in employee costs for our operating locations of $36.2 million primarily from a growth in labor hours and bonuses associated with new company-operated stores and other new operating locations;

•	an increase in head office employee costs of $27.8 million primarily due to additional employees to support the growth in our business;

•
an increase in head office costs other than employee costs of $19.8 million primarily due to increased professional fees, including supply chain consulting, increased brand and community costs, increased information technology costs, and increased depreciation;

•	an increase in other costs of $11.7 million for our operating channels such as digital marketing expenses, repairs and maintenance, and professional fees;

•	an increase in variable costs of $7.7 million for our operating channels such as credit card fees and distribution costs, primarily as a result of increased sales; and

•
an increase in net foreign exchange losses of $4.1 million, primarily related to the revaluation of U.S. dollar cash and receivables held in Canadian subsidiaries. There were net foreign exchange losses of $4.1 million in the first three quarters of fiscal 2016 compared to net foreign exchange losses of less than $0.1 million in the first three quarters of fiscal 2015.

As a percentage of net revenue, selling, general and administrative expenses increased 280 basis points, to 35.2% in the first three quarters of fiscal 2016 from 32.4% in the first three quarters of fiscal 2015.

Income from Operations
Income from operations increased $21.7 million, or 11%, to $224.5 million in the first three quarters of fiscal 2016 from $202.8 million in the first three quarters of fiscal 2015. The increase was primarily the result of increased gross profit of $129.0 million, partially offset by an increase in selling, general and administrative costs of $107.3 million.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.
Income from operations before general corporate expenses for the thirty-nine week periods ended October 30, 2016 and November 1, 2015 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Thirty-Nine Weeks Ended October 30, 2016 and November 1, 2015
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$245,056	$207,393	21.6%	20.6%
Direct to consumer	114,744	105,106	39.7	41.2
Other	12,430	4,370	9.4	4.7
Income from operations before general corporate expense	372,230	316,869
General corporate expense	147,707	114,076
Income from operations	$224,523	$202,793
Company-operated Stores. Income from operations from our company-operated stores segment increased $37.7 million, or 18%, to $245.1 million for the first three quarters of fiscal 2016 from $207.4 million for the first three quarters of fiscal 2015. The increase was primarily the result of increased gross profit of $85.5 million primarily due to increased net revenue from new stores as well as increased comparable store sales, which was primarily a result of improved conversion rates and increased dollar value per transaction. This was partially offset by an increase in selling, general and administrative expenses, including increased employee costs and increased operating expenses associated with new stores and increased net revenue at existing stores. Income from operations as a percentage of company-operated stores net revenue increased by 100 basis points, primarily due to an increase in gross margin, partially offset by deleverage of selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $9.6 million, or 9%, to $114.7 million for the first three quarters of fiscal 2016 from $105.1 million for the first three quarters of fiscal 2015. The increase was primarily the result of increased gross profit of $25.9 million primarily due to increased net revenue resulting from increased traffic on our e-commerce websites and an increase in dollar value per transaction. This was partially offset by an increase in selling, general and administrative expenses including higher digital marketing expenses and higher variable costs such as distribution costs and credit card fees as a result of increased net revenue. Income from operations as a percentage of direct to consumer net revenue decreased by 150 basis points, primarily due to deleverage of selling, general and administrative expenses, partially offset by an increase in gross margin.
Other. Other income from operations increased $8.1 million, or 184%, to $12.4 million for the first three quarters of fiscal 2016 from $4.4 million for the first three quarters of fiscal 2015. The increase was primarily the result of increased gross profit of $17.7 million, partially offset by increased selling, general and administrative expenses primarily due to increased employee costs. Income from operations as a percentage of other net revenue increased by 470 basis points, primarily due to decreased selling, general and administrative expenses as a percentage of other net revenue and an increase in gross margin.
General Corporate Expense. General corporate expense increased $33.6 million, or 29%, to $147.7 million for the first three quarters of fiscal 2016 from $114.1 million for the first three quarters of fiscal 2015. This was primarily due to increased employee costs, professional fees, including increased professional fees related to supply chain consulting, information technology costs, investment in strategic initiatives and projects to support the growth of our business, and due to an increase in net foreign exchange losses of $4.1 million, primarily related to the revaluation of U.S. dollar cash and receivables held in Canadian subsidiaries.
Other Income (Expense), Net
Other income (expense), net increased $2.2 million, or 147%, to income of $0.7 million for the first three quarters of fiscal 2016 from an expense of $1.5 million for the first three quarters of fiscal 2015. The increase was primarily due to a reduction in the net interest expense related to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report from $3.6 million in the first three quarters of fiscal 2015 to $1.7 million in the first three quarters of fiscal 2016.

Income Tax Expense
Income tax expense increased $5.4 million, or 10%, to $58.0 million for the first three quarters of fiscal 2016 from $52.6 million for the first three quarters of fiscal 2015. The first three quarters of fiscal 2016 and fiscal 2015 included certain tax adjustments resulting in net income tax recoveries of $11.6 million and $7.7 million, respectively, as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
The effective tax rate in the first three quarters of fiscal 2016 was 25.7% compared to 26.2% in the first three quarters of fiscal 2015. The effective tax rate excluding the above tax and related interest adjustments was 30.7% in the first three quarters of fiscal 2016 compared to 29.5% in the first three quarters of fiscal 2015.
Net Income
Net income increased $18.6 million, or 13%, to $167.2 million for the first three quarters of fiscal 2016 from $148.6 million for the first three quarters of fiscal 2015. The increase in net income was primarily a result of an increase in gross profit of $129.0 million and an increase in other income (expense), net of $2.2 million, partially offset by an increase in selling, general and administrative expenses of $107.3 million and an increase in income tax expense of $5.4 million.
Comparable Store Sales and Total Comparable Sales
We separately track comparable store sales, which reflect net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded. Net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of comparable sales in the prior year. Comparable store sales exclude sales from new stores that have not been open for at least 12 months, from stores which have not been in their significantly expanded space for at least 12 months, and from stores which have been temporarily relocated for renovations. Comparable stores sales also exclude sales from direct to consumer, outlets, showrooms, wholesale accounts, warehouse sales, temporary locations, a license and supply arrangement, and sales from company-operated stores that we have closed.
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
A constant dollar basis assumes the average foreign exchange rates for the current period remained constant with the average foreign exchange rates for the same period of the prior year. We provide constant dollar changes in net revenue, total comparable sales, comparable store sales, and changes in direct to consumer net revenue because we use these measures to understand the underlying growth rate of net revenue excluding the impact of changes in foreign exchange rates. We believe that disclosing these measures on a constant dollar basis is useful to investors because it enables them to better understand the level of growth of our business.
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
The below changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue show the change compared to the corresponding period in the prior year.

Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue

	Thirteen Weeks Ended October 30, 2016		Thirty-Nine Weeks Ended October 30, 2016
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Net revenue increase	$64,723	13%	$198,205	15%
Adjustments due to foreign exchange rate changes	(750)	—	11,792	—
Net revenue increase in constant dollars	$63,973	13%	$209,997	15%

	Thirteen Weeks Ended October 30, 2016	Thirty-Nine Weeks Ended October 30, 2016
Increase in total comparable sales[1,2]	7%	6%
Adjustments due to foreign exchange rate changes	—	—
Increase in total comparable sales in constant dollars[1,2]	7%	6%

	Thirteen Weeks Ended October 30, 2016		Thirty-Nine Weeks Ended October 30, 2016
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Increase in comparable store sales[2]	$13,077	4%	$32,157	3%
Adjustments due to foreign exchange rate changes	(637)	—	7,047	1
Increase in comparable store sales in constant dollars[2]	$12,440	4%	$39,204	4%

	Thirteen Weeks Ended October 30, 2016	Thirty-Nine Weeks Ended October 30, 2016
Increase in direct to consumer net revenue	16%	13%
Adjustments due to foreign exchange rate changes	—	1
Increase in direct to consumer net revenue in constant dollars	16%	14%
__________
1Total comparable sales includes comparable store sales and direct to consumer sales.
2Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded.

Effective tax rate and diluted earnings per share, excluding tax and related interest adjustments

	Thirteen Weeks Ended October 30, 2016 and November 1, 2015		Thirty-Nine Weeks Ended October 30, 2016 and November 1, 2015
	2016	2015	2016	2015
	(Percentages)
Effective tax rate	27.0%	18.6%	25.7%	26.2%
Tax and related interest adjustments[1]	4.3	10.2	5.0	3.3
Effective tax rate, excluding tax and related interest adjustments	31.3%	28.8%	30.7%	29.5%

	Thirteen Weeks Ended October 30, 2016 and November 1, 2015		Thirty-Nine Weeks Ended October 30, 2016 and November 1, 2015
	2016	2015	2016	2015
Diluted earnings per share	$0.50	$0.38	$1.22	$1.05
Tax and related interest adjustments[1]	(0.03)	(0.03)	(0.07)	(0.03)
Diluted earnings per share, excluding tax and related interest adjustments	$0.47	$0.35	$1.15	$1.02
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
At October 30, 2016, our working capital (excluding cash and cash equivalents) was $329.8 million and our cash and cash equivalents were $480.4 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Thirty-Nine Weeks Ended October 30, 2016 and November 1, 2015
	2016	2015
	(In thousands)
Total cash provided by (used in):
Operating activities	$97,331	$25,940
Investing activities	(106,168)	(108,061)
Financing activities	(23,960)	(167,452)
Effect of exchange rate changes on cash	11,701	(11,460)
Decrease in cash and cash equivalents	$(21,096)	$(261,033)
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items not affecting cash and the effect of changes in operating assets and liabilities.
Cash provided by operating activities increased $71.4 million, to $97.3 million for the first three quarters of fiscal 2016 compared to $25.9 million for the first three quarters of fiscal 2015. The increase was primarily the result of decreased inventory purchases during the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015.
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

Cash used in investing activities decreased $1.9 million to $106.2 million for the first three quarters of fiscal 2016 from $108.1 million for the first three quarters of fiscal 2015. The decrease was primarily the result of reduced capital expenditures related to our company-operated stores, primarily as a result of opening fewer company-operated stores in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. The decrease was partially offset by the purchase of a land parcel in Vancouver, BC during the second quarter of fiscal 2016 for $19.7 million for general corporate purposes.
Financing Activities
Cash flows used in or provided by financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities decreased $143.5 million, to $24.0 million for the first three quarters of fiscal 2016 compared to $167.5 million for the first three quarters of fiscal 2015. Our cash used in financing activities for the first three quarters of fiscal 2016 included $28.6 million to repurchase 0.4 million shares of our common stock compared to $170.0 million to repurchase 2.9 million shares for the first three quarters of fiscal 2015.
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
At October 30, 2016, aside from letters of credit, there were no borrowings outstanding under these credit facilities.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of October 30, 2016, letters of credit and letters of guarantee totaling $1.5 million had been issued.
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

Operating Locations
Our company-operated stores by brand and by country as of October 30, 2016 and January 31, 2016, are summarized in the table below.

	October 30, 2016	January 31, 2016
lululemon
United States	237	229
Canada	50	48
Australia	25	26
United Kingdom	8	6
New Zealand	5	5
Singapore	3	2
Hong Kong	2	2
South Korea	2	—
Germany	1	1
Puerto Rico	1	1
Switzerland	1	—
	335	320
ivivva
United States	41	31
Canada	13	12
	54	43
Total	389	363
As of October 30, 2016, there were three retail locations in the United Arab Emirates operated by a third party under a license and supply arrangement, which are not included in the above table.
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
During the first three quarters of fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $25.3 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first three quarters of fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $17.3 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first three quarters of fiscal 2016 would have resulted in additional income from operations of approximately $2.6 million in the first three quarters of fiscal 2016. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first three quarters of fiscal 2016. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. Our revolving credit facilities provide us with available borrowings in an amount up to $15.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of October 30, 2016, aside from letters of credit, we had no outstanding balances under our revolving facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 30, 2016, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the thirteen weeks ended October 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that either meet our technical specifications but that are nonetheless unacceptable to us or our guests. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products are not discovered until after such products are purchased by our guests, our guests could lose confidence in the technical attributes of our products or we could face a product recall and our results of operations could suffer and our business, reputation, and brand could be harmed.
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
During the first three quarters of fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $25.3 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first three quarters of fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $17.3 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first three quarters of fiscal 2016 would have resulted in additional income from operations of approximately $2.6 million in the first three quarters of fiscal 2016. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first three quarters of fiscal 2016. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended October 30, 2016 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2016 - August 28, 2016	7,776	$78.97	7,776	5,096,520
August 29, 2016 - October 2, 2016	10,255	65.71	10,255	5,086,265
October 3, 2016 - October 30, 2016	10,782	57.71	10,782	5,075,483
Total	28,813		28,813
__________

(1)	Monthly information is presented by reference to our fiscal periods during our third quarter of fiscal 2016.

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

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ STUART HASELDEN
Stuart Haselden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: December 7, 2016

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

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Furnished herewith