Form 10-K
period 2017-01-29
lululemon athletica inc.
filed 2017-03-29
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 29, 2016 was approximately $4,913,000,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 29, 2016. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors, and owners of 10% or more of the outstanding voting stock of the registrant on July 29, 2016.
Common Stock:
At March 23, 2017 there were 127,272,795 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At March 23, 2017, there were outstanding 9,780,927 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 23, 2017, the registrant had outstanding 9,780,927 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PARTS INTO WHICH INCORPORATED
Portions of Proxy Statement for the 2017 Annual Meeting of Stockholders	Part III

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "anticipates," "believes," "estimates," "may," "intends," "expects," and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in other sections of the report. All forward-looking statements are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled "Item 1A. Risk Factors" and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
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
In this Annual Report on Form 10-K ("10-K" or "Report") for the fiscal year ended January 29, 2017 ("fiscal 2016"), lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon," "the Company," "we," "us" or "our."
Our Products
Our healthy lifestyle inspired athletic apparel is marketed under the lululemon and ivivva brand names. We offer a comprehensive line of apparel and accessories for women, men and female youth. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for healthy lifestyle and athletic activities such as yoga, running, training, most other sweaty pursuits, and athletic wear for female youth. We also offer fitness-related accessories, including an array of items such as bags, socks, underwear, yoga mats, and water bottles.
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
Our Market
Our primary target customer is a sophisticated and educated woman who understands the importance of an active, healthy lifestyle. She is increasingly tasked with the dual responsibilities of career and family and is constantly challenged to balance her work, life, and health. We believe she pursues exercise to achieve physical fitness and inner peace.
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
We also generate net revenue from our outlets, showrooms, sales from temporary locations, sales to wholesale accounts, warehouse sales, and license and supply arrangements. The net revenue we generate from these sources is combined in our other segment.
As of January 29, 2017, we operated 406 stores located in the United States, Canada, Australia, the United Kingdom, New Zealand, China, Hong Kong, Singapore, South Korea, Germany, Puerto Rico and Switzerland. We believe our vertical retail strategy allows us to interact more directly with, and gain feedback from, our customers, whom we call guests, while providing us with greater control of our brand.
Our direct to consumer segment includes the net revenue which we generate from our lululemon and ivivva e-commerce websites, www.lululemon.com and www.ivivva.com, and other country and region specific websites.
Segment information is included in Note 16 to our consolidated financial statements included in Item 8 of Part II of this report.
Company-Operated Stores
As of January 29, 2017, our retail footprint included 406 company-operated stores. While most of our company-operated stores are branded lululemon, 55 of our company-operated stores are branded ivivva and specialize in athletic wear for female youth. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls.
Our company-operated stores by brand, and by country, as of January 29, 2017 and January 31, 2016, are summarized in the table below:

	January 29, 2017	January 31, 2016
lululemon
United States	245	229
Canada	51	48
Australia	27	26
United Kingdom	9	6
New Zealand	5	5
China	3	—
Hong Kong	3	2
Singapore	3	2
South Korea	2	—
Germany	1	1
Puerto Rico	1	1
Switzerland	1	—
	351	320
ivivva
United States	42	31
Canada	13	12
	55	43
Total	406	363
We opened 43 net new company-operated stores in fiscal 2016, including 12 net new stores outside of North America.

In fiscal 2017, our new store growth will come primarily from new company-operated stores in the United States and an acceleration in our company-operated store openings in Asia. Our real estate strategy over the next several years will not only consist of opening new company-operated stores, but also in overall square footage growth through store expansions and relocations.
We perform ongoing evaluations of our portfolio of company-operated store locations. In fiscal 2016, we closed three of our company-operated stores. As we continue our evaluation we may, in future periods, close or relocate additional company-operated stores.
We believe that our innovative retail concept and guest experience contribute to the success of our stores. During fiscal 2016, our company-operated stores open at least one year, which average approximately 2,941 square feet, averaged sales of $1,521 per square foot. The square footage of our company-operated stores excludes space used for non-retail activities such as yoga studios and office space.
Direct to Consumer
Direct to consumer is a substantial part of our business, representing approximately 19.3% of our net revenue in fiscal 2016. We believe that a direct to consumer channel is convenient for our core customer and enhances the image of our brand. Our direct to consumer channel makes our product accessible to more markets than our company-operated store channel alone. We believe this channel is effective in building brand awareness, especially in new markets.
Other Channels
Other net revenue accounted for 8.0% of total net revenue in fiscal 2016, compared to 6.9% in fiscal 2015, and 7.1% of total net revenue in fiscal 2014. Other net revenue includes sales made through the following channels:

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

In January 2015, we entered into a license and supply arrangement with a partner in the Middle East which grants our partner the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, and Bahrain for an initial term of five years. We retain the rights to sell lululemon products through our e-commerce websites in these countries. Under this arrangement we supply the partner with lululemon products, training and other support. As of January 29, 2017, there were three licensed stores in the United Arab Emirates and one licensed store in Qatar, not included in the above company-operated stores table.

In November 2016, we entered into a license and supply agreement with a partner which grants our partner the right to operate lululemon branded retail locations in Mexico for a term of ten years, subject to certain conditions. We retain the rights to sell lululemon products through our e-commerce websites in Mexico. Under this arrangement we supply the partner with lululemon products, training and other support. As of January 29, 2017 there were no licensed retail locations in operation in Mexico.

Community-Based Marketing
We utilize a community-based approach to building brand awareness and customer loyalty. We pursue a multi-faceted strategy which leverages our local ambassadors, digital marketing and social media, in-store community boards, and a variety of grassroots initiatives.
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
As we strive to continue to provide our guests with technically advanced fabrics, our design team works closely with our suppliers to incorporate innovative fabrics that bring particular specifications to our products. We partner with independent inspection, verification, and testing companies, who conduct a variety of tests on our fabrics, testing performance characteristics including pilling, shrinkage, abrasion resistance, and colorfastness. We develop proprietary fabrics and collaborate with leading fabric and trims suppliers to manufacture fabrics and trims that we ultimately protect through agreements, trademarks and trade-secrets.
Sourcing and Manufacturing
We do not own or operate any manufacturing facilities. We rely on a limited number of suppliers to provide fabrics for, and to produce, our products. We work with a group of approximately 65 suppliers to provide the fabrics for our products. We work with a group of approximately 35 suppliers that manufacture our products, five of which produced approximately 63% of our products in fiscal 2016. During fiscal 2016, no single manufacturer produced more than 30% of our product offerings. During fiscal 2016, approximately 47% of our products were produced in South East Asia, approximately 28% in South Asia, approximately 15% in China, approximately 1% in North America, and the remainder in other regions.
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
Distribution Facilities
We operate and distribute finished products from our owned or leased distribution facilities in the United States, Canada, and Australia. We own our distribution center in Columbus, Ohio, and lease our other distribution facilities. The approximate square footage of each facility is included in Item 2 of Part I of this report. We also utilize third-party logistics providers to warehouse and distribute finished products from their warehouse locations in Hong Kong, China, and the Netherlands.
We believe our distribution infrastructure will be sufficient to accommodate our expected store growth and expanded product offerings over the next several years.
Competition
Competition in the athletic apparel industry is principally on the basis of brand image and recognition as well as product quality, innovation, style, distribution, and price. We believe that we successfully compete on the basis of our premium brand image and our technical product innovation. In addition, we believe our vertical retail distribution strategy differentiates us from our competitors and allows us to more effectively control our brand image.
The market for athletic apparel is highly competitive. It includes increasing competition from established companies that are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG, and Under Armour, Inc. We also compete with retailers specifically focused on women's athletic apparel including The Gap, Inc. (including the Athleta brand) and L Brands, Inc. (including the Victoria Sport assortment at Victoria's Secret).

Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 47%, 45%, and 42% of our full year operating profit during the fourth quarters of fiscal 2016, fiscal 2015, and fiscal 2014, respectively.
Our Employees
As of January 29, 2017, we had approximately 12,500 employees, of which approximately 7,500 were employed in the United States, approximately 3,500 were employed in Canada, and approximately 1,500 were employed outside of North America. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages by our employees and we believe our relations with our employees are excellent.
Intellectual Property
We have trademark rights on most of our products and believe having distinctive marks that are readily identifiable is an important factor in building our brand image and in distinguishing our products from the products of others. We consider our lululemon and wave design trademarks to be among our most valuable assets. In addition, we own many other trademarks for names of several of our brands, slogans, fabrics and products. We own registered and pending U.S. and foreign utility and design patents, industrial designs in Canada, and registered community designs in Europe that protect our product innovations, distinctive apparel, and accessory designs.
Securities and Exchange Commission Filings
Our website address is www.lululemon.com. We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also available on our website are printable versions of our Code of Business Conduct and Ethics and charters of the Audit, Compensation, and Nominating and Governance Committees of our board of directors. Information on our website does not constitute part of this annual report on Form 10-K or any other report we file or furnish with the SEC.
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
We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that are otherwise unacceptable to us or our guests. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our guests, our guests could lose confidence in the technical attributes of our products or we could face a product recall and our results of operations could suffer and our business, reputation, and brand could be harmed.
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
Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to our "grassroots" marketing approach, many of our competitors promote their brands through traditional forms of advertising, such as print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network.
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
We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. In fiscal 2016, approximately 63% of our products were produced by our top five manufacturing suppliers, and 40% of raw materials were produced by a single manufacturer. We have no long-term contracts with any of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, and production.
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
Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, particularly those in North America, and other factors such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
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
We are increasingly dependent on information systems to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer "hackers" or other causes, could cause information, including data related to guest orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of products to our stores and guests or lost sales, which could reduce demand for our products and cause our sales to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose guests.
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
We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $2.3 billion in fiscal 2016. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
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

The U.S. government could impose a border adjustable tax, which could have a material adverse effect on our business, financial condition and operating results. We are also dependent on international trade agreements and regulations. If the United States were to withdraw from or materially modify certain international trade agreements, our business could be adversely affected.
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
The functional currency of our foreign subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our foreign subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. Foreign exchange differences which arise on translation of our foreign subsidiaries' balance sheets into U.S. dollars are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity. We also have exposure to changes in foreign exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in exchange rates and may be impacted for the foreseeable future. The potential impact of currency fluctuation increases as our international expansion increases.

We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A weakening of the U.S. dollar against the Canadian dollar results in:

•	an increase in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

•	an increase in our selling, general and administrative expenses incurred by our Canadian operations upon translation into U.S. dollars for the purposes of consolidation; and

•	foreign exchange revaluation losses by our Canadian subsidiaries on U.S. dollar cash and receivables denominated in U.S. dollars.
During fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $41.7 million reduction in accumulated other comprehensive loss within stockholders' equity. During fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $63.2 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for fiscal 2015 would have resulted in additional income from operations of approximately $0.2 million in fiscal 2016. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the fiscal year. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition, and results of operations.
Almost all of our suppliers are located outside of North America. During fiscal 2016, approximately 47% of our products were produced in South East Asia, approximately 28% in South Asia, approximately 15% in China, approximately 1% in North America, and the remainder in other regions. As a result of our international suppliers, we are subject to risks associated with doing business abroad, including:

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
From time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory, employment, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our guests and our brand image.
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
ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7.

As of January 29, 2017, we operated five distribution centers located in the United States, Canada, and Australia. During fiscal 2016 we began relocating our existing leased distribution center in Vancouver, BC to a new 145,000 square foot leased premises in Vancouver, BC. This was completed in early fiscal 2017. In addition to those distribution centers, we hold inventory at warehouses managed by third-parties in Hong Kong, China, and the Netherlands.
We believe our current administrative offices, distribution centers, and the warehouse space available through our third-party logistics providers will be sufficient for our near term expansion plans.
The general location, use and approximate size of our principal owned properties at January 29, 2017, are set forth below:

Location	Use	Approximate Square Feet
Columbus, OH	Distribution Center	310,000
Vancouver, BC	Executive and Administrative Offices	140,000
Vancouver, BC	Executive and Administrative Offices	15,000
The general location, use, approximate size and lease renewal date of our principal non-retail leased properties at January 29, 2017, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Sumner, WA	Distribution Center	150,000	May 2020
Vancouver, BC	Distribution Center	145,000	January 2031
Vancouver, BC	Distribution Center	110,000	April 2017
Vancouver, BC	Executive and Administrative Offices	60,000	May 2020
Vancouver, BC	Executive and Administrative Offices	25,000	June 2023
Melbourne, VIC	Distribution Center	55,000	July 2017
Melbourne, VIC	Executive and Administrative Offices	25,000	September 2019
As of January 29, 2017, we leased approximately 1.2 million gross square feet relating to 404 of our 406 stores. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. All of our leases require a fixed annual rent, and the majority require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
ITEM 3. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 12 to our consolidated financial statements included in Item 8 of Part II of this report, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "LULU." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock reported by the Nasdaq Global Select Market for the last two fiscal years:

	Common Stock Price (Nasdaq Global Select Market)
	High	Low
Fiscal Year Ended January 29, 2017
Fourth Quarter	$69.90	$54.61
Third Quarter	80.65	54.88
Second Quarter	77.80	60.07
First Quarter	68.69	56.88
Fiscal Year Ended January 31, 2016
Fourth Quarter	$62.07	$44.09
Third Quarter	66.70	48.28
Second Quarter	68.80	59.79
First Quarter	69.77	60.96
As of March 23, 2017, there were approximately 800 holders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 29, 2012 (the date of our fiscal year end five years ago) and January 29, 2017, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index, over the same period. This graph assumes the investment of $100 on January 29, 2012 at the closing sale price our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based on historical data. We caution that the stock price performance showing in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Bloomberg, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	29-Jan-12	03-Feb-13	02-Feb-14	01-Feb-15	31-Jan-16	29-Jan-17
lululemon athletica inc.	$100.00	$105.83	$71.26	$103.31	$96.80	$104.21
S&P 500 Index	$100.00	$114.95	$135.42	$151.56	$147.40	$174.32
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$91.54	$104.75	$107.46	$88.93	$74.60
Issuer Purchase of Equity Securities
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended January 29, 2017 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 31, 2016 - November 27, 2016	—	$—	—	$—
November 28, 2016 - January 1, 2017	2,984	64.44	2,984	99,807,713
January 2, 2017 - January 29, 2017	8,934	64.57	8,934	99,230,880
Total	11,918		11,918
__________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2016.

(2)
Our stock repurchase program was approved by our board of directors in December 2016. Common shares are repurchased in the open market at prevailing market prices, including under written plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of common shares repurchased depending upon market conditions, eligibility to trade, and other factors. The repurchases may be made up until December 2018, and the maximum dollar value of shares to be repurchased is $100 million.

The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended January 29, 2017 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 31, 2016 - November 27, 2016	11,539	$55.83	11,539	5,063,944
November 28, 2016 - January 1, 2017	15,012	67.70	15,012	5,048,932
January 2, 2017 - January 29, 2017	9,126	67.34	9,126	5,039,806
Total	35,677		35,677
___________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2016.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below is derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements for the years ended January 29, 2017, January 31, 2016, February 1, 2015, February 2, 2014 and February 3, 2013. The consolidated statement of operations and comprehensive income data for each of the years ended January 29, 2017, January 31, 2016 and February 1, 2015 and the consolidated balance sheet data as of January 29, 2017 and January 31, 2016 is derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The consolidated statement of operations and comprehensive income for the year ended February 3, 2013 covers a 53 week period compared to a 52 week period for the other years.

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013
	(In thousands, except per share data)
Consolidated statement of operations and comprehensive income data:
Net revenue	$2,344,392	$2,060,523	$1,797,213	$1,591,188	$1,370,358
Cost of goods sold	1,144,775	1,063,357	883,033	751,112	607,532
Gross profit	1,199,617	997,166	914,180	840,076	762,826
Selling, general and administrative expenses	778,465	628,090	538,147	448,718	386,387
Income from operations	421,152	369,076	376,033	391,358	376,439
Other income (expense), net	1,577	(581)	7,102	5,768	4,957
Income before income tax expense	422,729	368,495	383,135	397,126	381,396
Income tax expense	119,348	102,448	144,102	117,579	109,965
Net income	303,381	266,047	239,033	279,547	271,431
Net income attributable to non-controlling interest	—	—	—	—	875
Net income attributable to lululemon athletica inc.	$303,381	$266,047	$239,033	$279,547	$270,556

Other comprehensive income (loss):
Foreign currency translation adjustment	36,703	(64,796)	(105,339)	(89,158)	(459)
Comprehensive income	$340,084	$201,251	$133,694	$190,389	$270,097

Basic earnings per share	$2.21	$1.90	$1.66	$1.93	$1.88
Diluted earnings per share	$2.21	$1.89	$1.66	$1.91	$1.85
Basic weighted-average number of shares outstanding	137,086	140,365	143,935	144,913	144,000
Diluted weighted-average number of shares outstanding	137,302	140,610	144,298	146,043	145,806

	As of
	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$734,846	$501,482	$664,479	$698,649	$590,179
Total assets	1,657,541	1,314,077	1,296,213	1,252,388	1,052,678
Total stockholders' equity	1,359,973	1,027,482	1,089,568	1,096,682	887,299

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year.
Fiscal 2016, fiscal 2015, and fiscal 2014 were 52 week years. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
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
Overview
Fiscal 2016 was a year in which successful execution against our long-term strategies returned the Company to positive operating income growth for the first time in three years.
We have renewed our design-led focus, blending function and fashion with a solid innovation pipeline in place to fuel our long term growth.
We continued to optimize and strategically grow our square footage in North America, exploring new concepts such as our co-located stores and Locals that are tailored and unique to each community.
We made meaningful progress towards building a robust digital ecosystem with key investments in customer relationship management, analytics, and omni-channel capabilities which will be essential in continuing to elevate our guest experience across all touch points.
We continued to expand our collective globally through our international expansion, opening 11 stores in Asia and Europe, which included our first stores in China, South Korea, and Switzerland.  As of January 29, 2017, we operated a total of 54 stores across nine countries outside of North America.
Lastly, we made significant improvements to our product and supply chain infrastructure which resulted in 280 basis points of gross margin expansion from fiscal 2015.
Looking forward in fiscal 2017, we will continue to focus our growth efforts across our four key strategic pillars:

1.	Within product innovation, our design-led vision will be concentrated on driving innovation in both our women's and men's categories.

2.
Our digital strategy will center on pursuing our channel agnostic model, improving our web and mobile experience, and leveraging our guest database to amplify how we connect with our collective both online and in-store.

3.	In North America, our priorities are to continue to optimize our square footage through tailored and curated formats that fit with each community, while expanding our omni-channel capabilities.

4.
Finally, in our international markets, our focus is on accelerating our expansion through store densification in key strategic cities while driving brand awareness and guest acquisition in new and existing markets.

These priorities and investments will continue to position us well for sustainable long term profitable growth.
Financial Highlights

•
Net revenue increased 14% to $2.3 billion in fiscal 2016, from $2.1 billion in fiscal 2015. On a constant dollar basis, net revenue increased 14%. Net revenue increased across all segments, and the increase in net revenue was primarily due to the addition of 43 net new company-operated stores during fiscal 2016, as well as increased comparable store sales and the growth of our direct to consumer segment.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 6% in fiscal 2016 compared to fiscal 2015, or by 7% on a constant dollar basis.

•
Comparable store sales increased 4% in fiscal 2016 compared to fiscal 2015, or by 5% on a constant dollar basis, primarily as a result of increased dollar value per transaction and improved conversion rates.

•
Direct to consumer net revenue increased 13% in fiscal 2016 compared to fiscal 2015, or by 13% on a constant dollar basis, primarily as a result of increased traffic on our e-commerce websites, increased dollar value per transaction, and improved conversion rates.

•
Gross profit for fiscal 2016 increased 20% to $1.2 billion, from $1.0 billion in fiscal 2015. Gross profit as a percentage of net revenue, or gross margin, increased to 51.2% compared to 48.4% in fiscal 2015. The increase in gross margin was primarily due to lower product costs and improved average retail prices, partially offset by increased expenses related to our product and supply chain departments and increased occupancy and depreciation costs.

•
Income from operations for fiscal 2016 increased 14% to $421.2 million, from $369.1 million in fiscal 2015. As a percentage of net revenue, income from operations increased to 18.0% compared to 17.9% of net revenue in fiscal 2015.

•
Income tax expense for fiscal 2016 increased 16% to $119.3 million, from $102.4 million in fiscal 2015. Our effective tax rate for fiscal 2016 was 28.2% compared to 27.8% for fiscal 2015. Fiscal 2016 and fiscal 2015 included net income tax recoveries and related net interest expenses as a result of the finalization of an Advance Pricing Arrangement with the Internal Revenue Service and the Canada Revenue Agency. Our effective tax rate excluding these adjustments was 30.7% for fiscal 2016 compared to 29.5% for fiscal 2015.

•
Diluted earnings per share for fiscal 2016 were $2.21 compared to $1.89 in fiscal 2015. Excluding the above tax and related interest adjustments, diluted earnings per share were $2.14 for fiscal 2016 and $1.86 for fiscal 2015.

Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and the effective tax rate and diluted earnings per share excluding certain tax and related interest adjustments, and the most directly comparable measures calculated in accordance with GAAP.
General
Net revenue is comprised of company-operated store sales, direct to consumer sales through www.lululemon.com, www.ivivva.com, and other country and region specific websites, and other net revenue, which includes outlet sales, showroom sales, sales from temporary locations, sales to wholesale accounts, warehouse sales, and license and supply arrangement net revenue, which consists of royalties as well as sales of our products to licensees.
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
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold. We expect selling, general and administrative expenses to increase in fiscal 2017 as we incur additional operating expenses to support our store and direct to consumer growth, while also making strategic investments to support the long term growth of the business.
Income tax expense depends on the statutory tax rates in the countries where we sell our products and the proportion of taxable income earned in those jurisdictions. To the extent the relative proportion of taxable income in the jurisdictions fluctuates, or the tax legislation in the respective jurisdictions changes, so will our effective tax rate. We also anticipate that, in the future, we may start to sell our products through retail locations in countries in which we have not yet operated, in which case, we would become subject to taxation based on the foreign statutory rates in the countries where these sales take place and our effective tax rate could fluctuate accordingly.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands)
Net revenue	$2,344,392	$2,060,523	$1,797,213
Cost of goods sold	1,144,775	1,063,357	883,033
Gross profit	1,199,617	997,166	914,180
Selling, general and administrative expenses	778,465	628,090	538,147
Income from operations	421,152	369,076	376,033
Other income (expense), net	1,577	(581)	7,102
Income before income tax expense	422,729	368,495	383,135
Income tax expense	119,348	102,448	144,102
Net income	$303,381	$266,047	$239,033

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(Percentages)
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	48.8	51.6	49.1
Gross profit	51.2	48.4	50.9
Selling, general and administrative expenses	33.2	30.5	30.0
Income from operations	18.0	17.9	20.9
Other income (expense), net	—	—	0.4
Income before income tax expense	18.0	17.9	21.3
Income tax expense	5.1	5.0	8.0
Net income	12.9%	12.9%	13.3%
Comparison of Fiscal 2016 to Fiscal 2015
Net Revenue
Net revenue increased $283.9 million, or 14%, to $2.344 billion in fiscal 2016 from $2.061 billion in fiscal 2015. On a constant dollar basis, assuming the average exchange rates in fiscal 2016 remained constant with the average exchange rates in fiscal 2015, net revenue increased $292.9 million, or 14%.
Net revenue increased across all segments. The increase in net revenue was primarily due to the addition of 43 net new company-operated stores during fiscal 2016, as well as increased comparable store sales and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer, increased 6% in fiscal 2016 compared to fiscal 2015. Total comparable sales increased 7% on a constant dollar basis.
Our net revenue on a segment basis for fiscal 2016 and fiscal 2015 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Fiscal Years Ended January 29, 2017 and January 31, 2016
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$1,704,357	$1,516,323	72.7%	73.6%
Direct to consumer	453,287	401,525	19.3	19.5
Other	186,748	142,675	8.0	6.9
Net revenue	$2,344,392	$2,060,523	100.0%	100.0%

Company-Operated Stores. Net revenue from our company-operated stores segment increased $188.0 million, or 12%, to $1.704 billion in fiscal 2016 from $1.516 billion in fiscal 2015. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to January 31, 2016, and therefore not included in comparable store sales, contributed $126.7 million to the increase. During fiscal 2016 we opened 43 net new company-operated stores, which included 27 stores in the United States, four stores in Canada, three stores in each of China and the United Kingdom, two stores in South Korea, and one store in each of Australia, Hong Kong, Singapore, and Switzerland.

•
A comparable store sales increase of 4% in fiscal 2016 compared to fiscal 2015 resulted in a $61.3 million increase to net revenue. Comparable store sales increased 5%, or $66.4 million on a constant dollar basis. The increase in comparable store sales was primarily as a result of increased dollar value per transaction and improved conversion rates.

Direct to Consumer. Net revenue from our direct to consumer segment increased $51.8 million, or 13%, to $453.3 million in fiscal 2016 from $401.5 million in fiscal 2015. Direct to consumer net revenue increased 13% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily the result of increased traffic on our e-commerce websites, increased dollar value per transaction and improved conversion rates.
Other. Net revenue from our other segment increased $44.1 million, or 31%, to $186.7 million in fiscal 2016 from $142.7 million in fiscal 2015. This increase was primarily the result of an increased number of outlets which were open for the full year in fiscal 2016, increased net revenue at other existing outlets, and an increase in the number of temporary locations.
Gross Profit
Gross profit increased $202.5 million, or 20%, to $1.200 billion in fiscal 2016 from $997.2 million in fiscal 2015.
Gross profit as a percentage of net revenue, or gross margin, increased 280 basis points, to 51.2% in fiscal 2016 from 48.4% in fiscal 2015. The increase in gross margin was primarily the result of an increase in product margin of 330 basis points, primarily due to lower product costs, improved average retail prices, and lower costs related to our raw material commitments.
The increase in gross margin was partially offset by an increase in expenses related to our product and supply chain departments of 20 basis points, an increase in occupancy costs and depreciation of 20 basis points, and an unfavorable impact of foreign exchange rates of 10 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $150.4 million, or 24%, to $778.5 million in fiscal 2016 from $628.1 million in fiscal 2015. The increase in selling, general and administrative expenses was principally comprised of:

•	an increase in employee costs for our operating locations of $47.0 million, primarily from a growth in labor hours and bonuses, mainly associated with new company-operated stores;

•	an increase in head office employee costs of $35.4 million to support the growth in our business;

•
an increase in head office costs other than employee costs of $21.2 million primarily as a result of increased brand and community costs, increased depreciation, and increased information technology costs;

•
an increase in net foreign exchange revaluation losses of $20.3 million, primarily related to the revaluation of U.S. dollar cash and receivables held in Canadian subsidiaries. There were net foreign exchange losses of $8.3 million in fiscal 2016 compared to net foreign exchange gains of $12.0 million in fiscal 2015.

•	an increase in other costs of $18.5 million for our operating channels such as digital marketing expenses, repairs and maintenance costs, and increased depreciation; and

•	an increase in variable costs such as credit card fees and distribution costs of $8.1 million primarily as a result of increased sales.
As a percentage of net revenue, selling, general and administrative expenses increased 270 basis points, to 33.2% in fiscal 2016 from 30.5% in fiscal 2015.

Income from Operations
Income from operations increased $52.1 million, or 14%, to $421.2 million in fiscal 2016 from $369.1 million in fiscal 2015. The increase was a result of increased gross profit of $202.5 million, partially offset by increased selling, general and administrative costs of $150.4 million.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.
Income from operations before general corporate expenses for fiscal 2016 and fiscal 2015 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Fiscal Years Ended January 29, 2017 and January 31, 2016
	2016	2015	2016	2015
	(In thousands)		(Percentages)
Company-operated stores	$415,635	$346,802	24.4%	22.9%
Direct to consumer	186,178	166,418	41.1	41.4
Other	22,312	5,826	11.9	4.1
Income from operations before general corporate expenses	624,125	519,046
General corporate expenses	202,973	149,970
Income from operations	$421,152	$369,076

Company-Operated Stores. Income from operations from our company-operated stores segment increased $68.8 million, or 20%, to $415.6 million for fiscal 2016 from $346.8 million for fiscal 2015. The increase was primarily the result of an increase in gross profit of $132.8 million, which was primarily due to increased net revenue and higher gross margin. Net revenue increased as a result of new stores as well as increased comparable store sales, which was primarily a result of increased dollar value per transaction and improved conversion rates. This was partially offset by an increase in selling, general and administrative expenses, including increased store employee costs and increased operating expenses associated with new stores and increased net revenue at existing stores. Income from operations as a percentage of company-operated stores net revenue increased by 150 basis points primarily due to increased gross margin, partially offset by deleverage of selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $19.8 million, or 12%, to $186.2 million in fiscal 2016 from $166.4 million in fiscal 2015. The increase was primarily the result of increased gross profit of $43.2 million primarily due to increased net revenue resulting from an increase in traffic on our e-commerce websites, increased dollar value per transaction, and improved conversion rates. This was partially offset by an increase in selling, general and administrative expenses including higher digital marketing expenses and higher variable costs such as distribution costs and credit card fees as a result of increased net revenue. Income from operations as a percentage of direct to consumer net revenue has decreased by 30 basis points primarily due to deleverage of selling, general and administrative expenses, partially offset by an increase in gross margin.
Other. Income from operations from our other segment increased $16.5 million, or 283%, to $22.3 million in fiscal 2016 from $5.8 million in fiscal 2015. The increase was primarily the result of increased gross profit of $26.4 million, partially offset by increased selling, general and administrative expenses primarily due to increased employee costs. Income from operations as a percentage of other net revenue increased by 780 basis points primarily due to an increase in gross margin and decreased selling, general and administrative expenses as a percentage of other net revenue.
General Corporate Expenses. General corporate expenses increased $53.0 million, or 35%, to $203.0 million in fiscal 2016 from $150.0 million in fiscal 2015. This increase was primarily due to increased head office employee costs, brand and community costs, depreciation, and information technology costs. There was also a $20.3 million increase in foreign exchange revaluation losses. We expect general corporate expenses to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our company-operated stores, direct to consumer and other segments.
Other Income (Expense), Net
There was net other income of $1.6 million in fiscal 2016 compared to net other expense of $0.6 million in fiscal 2015. This was primarily the result of a $1.8 million reduction in net interest expense related to certain tax adjustments that are outlined in Note 15 to the consolidated financial statements included in Item 8 of Part II of this report, as well as interest earned on our increased cash and cash equivalents in fiscal 2016 compared to fiscal 2015.

Income Tax Expense
Income tax expense increased $16.9 million, or 16%, to $119.3 million in fiscal 2016 from $102.4 million in fiscal 2015. Fiscal 2016 and fiscal 2015 included certain tax adjustments which resulted in net income tax recoveries of $10.7 million and $7.4 million, respectively, as outlined in Note 15 to the consolidated financial statements included in Item 8 of Part II of this report.
Our effective tax rate for fiscal 2016 was 28.2% compared to 27.8% for fiscal 2015. Our effective tax rate excluding the above tax and related interest adjustments was 30.7% for fiscal 2016 compared to 29.5% for fiscal 2015.
Net Income
Net income increased $37.4 million, or 14%, to $303.4 million in fiscal 2016 from $266.0 million in fiscal 2015. The increase in net income in fiscal 2016 was primarily due to a $202.5 million increase in gross profit and an increase in other income (expense), net of $2.2 million, partially offset by an increase of $150.4 million in selling, general and administrative expenses and an increase of $16.9 million in income tax expense.
Comparison of Fiscal 2015 to Fiscal 2014
Net Revenue
Net revenue increased $263.3 million, or 15%, to $2.061 billion in fiscal 2015 from $1.797 billion in fiscal 2014. On a constant dollar basis, assuming the average exchange rates in fiscal 2015 remained constant with the average exchange rates in fiscal 2014, net revenue increased $352.2 million, or 20%.
The net revenue increase was primarily driven by sales from new stores and the growth of our direct to consumer segment. Total comparable sales, which includes comparable store sales and direct to consumer, increased 5% in fiscal 2015 compared to fiscal 2014. Total comparable sales increased 10% on a constant dollar basis.
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
Comparable store sales decreased by less than 1% in fiscal 2015 compared to fiscal 2014. Comparable store sales increased 4%, or $48.8 million on a constant dollar basis. Comparable store sales on a constant dollar basis increased primarily as the result of increased traffic which resulted in an increase in the number of transactions, and due to higher average unit retail prices.
Direct to Consumer. Net revenue from our direct to consumer segment increased $80.3 million, or 25%, to $401.5 million in fiscal 2015 from $321.2 million in fiscal 2014. Direct to consumer net revenue increased 30% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily the result of an increase in the number of transactions which was driven by increased traffic and higher conversion rates on our e-commerce websites.

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
Gross profit as a percentage of net revenue, or gross margin, decreased 250 basis points, to 48.4% in fiscal 2015 from 50.9% in fiscal 2014. The decrease in gross margin was primarily the result of:

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

•	an increase in head office employee costs of $14.5 million to support the growth in our business; and

•	an increase in other costs of $10.9 million for our operating channels such as repairs and maintenance costs, digital marketing expenses, and store community costs.

•	The increase in selling, general and administrative expenses was partially offset by an increase in net foreign exchange revaluation gains of $5.6 million.
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

	Fiscal Years Ended January 31, 2016 and February 1, 2015
	2015	2014	2015	2014
	(In thousands)		(Percentages)
Company-operated stores	$346,802	$356,589	22.9%	26.4%
Direct to consumer	166,418	132,877	41.4	41.4
Other	5,826	9,499	4.1	7.4
Income from operations before general corporate expenses	519,046	498,965
General corporate expenses	149,970	122,932
Income from operations	$369,076	$376,033

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
General Corporate Expenses. General corporate expenses increased $27.0 million, or 22%, to $150.0 million in fiscal 2015 from $122.9 million in fiscal 2014. This increase was primarily due to increased head office employee costs, professional fees, including increased professional fees related to supply chain consulting costs, and brand and community costs to support the growth of our business. The increase in general corporate expenses was partially offset by an increase in net foreign exchange revaluation gains of $5.6 million.
Other Income (Expense), Net
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
Income Tax Expense
Income tax expense decreased $41.7 million, or 29%, to $102.4 million in fiscal 2015 from $144.1 million in fiscal 2014. Our effective tax rate for fiscal 2015 was 27.8% compared to 37.6% for fiscal 2014. Fiscal 2015 included certain tax adjustments which resulted in a net recovery of $7.4 million as outlined in Note 15 to the audited consolidated financial statements included in Item 8 of Part II of this report. Fiscal 2014 included a tax expense of $33.7 million to provide for U.S. income and applicable foreign withholding taxes on dividends of $473.7 million which were distributed during fiscal 2014 from foreign subsidiaries to the U.S. parent entity to fund our share repurchase program. Our effective tax rate excluding these adjustments was 29.5% for fiscal 2015 compared to 28.8% for fiscal 2014.

Net Income
Net income increased $27.0 million, or 11%, to $266.0 million in fiscal 2015 from $239.0 million in fiscal 2014. The increase in net income in fiscal 2015 was primarily due to a $83.0 million increase in gross profit resulting from new stores and the growth of our direct to consumer segment and a decrease of $41.7 million in income tax expense, partially offset by an increase of $89.9 million in selling, general and administrative expenses and a $7.7 million increase in other income (expense), net.
Comparable Sales
We separately track comparable store sales, which reflect net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded. Net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of sales in the prior year. Comparable store sales exclude sales from new stores that have not been open for at least 12 months, from stores which have not been in their significantly expanded space for at least 12 months, and from stores which have been temporarily relocated for renovations. Comparable store sales also exclude sales from direct to consumer, outlets, showrooms, temporary locations, wholesale accounts, warehouse sales, license and supply arrangements, and sales from company-operated stores that we have closed.
Total comparable sales combines comparable store sales and direct to consumer sales. We are evolving towards an omni-channel approach to support the shopping behavior of our guests. This involves country and region specific websites, mobile/tablet devices in stores, social networks, product notification emails, and online order fulfillment through stores. We therefore believe that reporting total comparable sales with comparable store sales and direct to consumer sales combined provides a relevant performance metric.
Various factors affect comparable sales, including:

•	the location of new stores relative to existing stores;

•	consumer preferences, buying trends, and overall economic trends;

•	our ability to anticipate and respond effectively to customer preferences for technical athletic apparel;

•	competition;

•	changes in our merchandise mix;

•	pricing;

•	the timing of our releases of new merchandise and promotional events;

•	the effectiveness of our grassroots marketing efforts;

•	the design and ease of use of our websites;

•	the level of customer service that we provide in our stores and on our websites;

•	our ability to source and distribute products efficiently; and

•	the number of stores we open, close (including for temporary renovations), and expand in any period.
Opening new stores is an important part of our growth strategy. Accordingly, total comparable sales has limited utility for assessing the success of our growth strategy insofar as comparable sales do not reflect the performance of stores open less than 12 months. The comparable sales measures we report may not be equivalent to similarly titled measures reported by other companies.
Non-GAAP Financial Measures
Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and the effective tax rate and diluted earnings per share excluding certain tax and related interest adjustments, are non-GAAP financial measures.
A constant dollar basis assumes the average foreign exchange rates for the period remained constant with the average foreign exchange rates for the same period of the prior year. We provide constant dollar changes in net revenue, total comparable sales, comparable store sales, and changes in direct to consumer net revenue because we use these measures to understand the underlying growth rate of net revenue excluding the impact of changes in foreign exchange rates. We believe that disclosing these measures on a constant dollar basis is useful to investors because it enables them to better understand the level of growth of our business.
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
Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue

	Fiscal Year Ended January 29, 2017		Fiscal Year Ended January 31, 2016
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in net revenue	$283,869	14%	$263,310	15%
Adjustments due to foreign exchange rate changes	8,983	—	88,877	5
Change in net revenue in constant dollars	$292,852	14%	$352,187	20%

	Fiscal Year Ended
	January 29, 2017	January 31, 2016
Change in total comparable sales[1,2]	6%	5%
Adjustments due to foreign exchange rate changes	1	5
Change in total comparable sales in constant dollars[1,2]	7%	10%

	Fiscal Year Ended January 29, 2017		Fiscal Year Ended January 31, 2016
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in comparable store sales[2]	$61,341	4%	$(7,335)	—%
Adjustments due to foreign exchange rate changes	5,036	1	56,106	4
Change in comparable store sales in constant dollars[2]	$66,377	5%	$48,771	4%

	Fiscal Year Ended
	January 29, 2017	January 31, 2016
Change in direct to consumer net revenue	13%	25%
Adjustments due to foreign exchange rate changes	—	5
Change in direct to consumer net revenue in constant dollars	13%	30%
__________
1Total comparable sales includes comparable store sales and direct to consumer sales.
2Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded.

Effective tax rate and diluted earnings per share, excluding tax and related interest adjustments

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Effective tax rate	28.2%	27.8%	37.6%
Tax and related interest adjustments[1]	2.5	1.7	(8.8)
Effective tax rate, excluding tax and related interest adjustments	30.7%	29.5%	28.8%

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Diluted earnings per share	$2.21	$1.89	$1.66
Tax and related interest adjustments[1]	(0.07)	(0.03)	0.23
Diluted earnings per share, excluding tax and related interest adjustments	$2.14	$1.86	$1.89
_________
1Please refer to Note 15 to the audited consolidated financial statements included in Item 8 of Part II of this report for an explanation as to the nature of these items.
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations, and capacity under our revolving credit facility. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, making information technology system enhancements, funding working capital requirements, and making other strategic capital investments both in North America and internationally. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.
As of January 29, 2017, our working capital (excluding cash and cash equivalents) was $186.4 million, our cash and cash equivalents were $734.8 million and our capacity under our revolving credit facility was $149.2 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands)
Total cash provided by (used in):
Operating activities	$385,119	$298,740	$314,449
Investing activities	(149,511)	(143,487)	(119,733)
Financing activities	(25,338)	(273,693)	(149,077)
Effect of exchange rate changes	23,094	(44,557)	(79,809)
Increase (decrease) in cash and cash equivalents	$233,364	$(162,997)	$(34,170)
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items not affecting cash and the effect of changes in operating assets and liabilities.
In fiscal 2016, cash provided by operating activities increased $86.4 million, to $385.1 million compared to cash provided by operating activities of $298.7 million in fiscal 2015. The increase was primarily a result of a decrease in inventory purchases, a decrease in the change in prepaid and receivable income taxes, and an increase in net income. This was partially offset by a decrease in the change in income taxes payable, deferred income taxes, and accrued inventory liabilities.
Inventory purchases decreased during fiscal 2016 primarily as a result of actions taken to align inventory levels with forward sales trends.

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
Prepaid and receivable income taxes increased during fiscal 2015 primarily as a result of certain tax adjustments as outlined in Note 15 to the consolidated financial statements included in Item 8 of Part II of this report. These adjustments resulted in an income tax receivable in the United States and an increase in income taxes payable in Canada.
Investing Activities
Cash flows used in investing activities relate entirely to capital expenditures. Cash used in investing activities increased $6.0 million, to $149.5 million in fiscal 2016 from $143.5 million in fiscal 2015. Cash used in investing activities increased $23.8 million, to $143.5 million in fiscal 2015 from $119.7 million in fiscal 2014.
Capital expenditures for our company-operated stores segment were $75.3 million in fiscal 2016 which included $30.6 million to open 46 company-operated stores, $85.8 million in fiscal 2015 which included $49.2 million to open 62 company-operated stores, and $76.9 million in fiscal 2014 which included $38.1 million to open 49 new company-operated stores. The remaining capital expenditures for our company-operated stores segment in each period were primarily for the remodeling or relocation of certain stores, and ongoing store refurbishment.
Capital expenditures for our direct to consumer segment were $11.5 million, $8.3 million, and $10.0 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. The capital expenditures for our direct to consumer segment in fiscal 2016 were primarily related to our global website redesign as well as mobile website enhancements, and in fiscal 2015 and 2014 were primarily related to website enhancements and country and region specific website launches.
Capital expenditures related to corporate activities and other were $62.7 million, $49.4 million, and $32.9 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. During the second quarter of fiscal 2016, we purchased a land parcel in Vancouver, BC for general corporate purposes for $19.7 million. The capital expenditures in each period for corporate activities and other were for investments in information technology and business systems, improvements at our head office and other corporate buildings, and for capital expenditures related to opening retail locations other than company-operated stores.
Capital expenditures are expected to range between $170 million and $175 million in fiscal 2017.
Financing Activities
Cash flows used in or provided by financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities decreased $248.4 million, to $25.3 million in fiscal 2016 from $273.7 million in fiscal 2015. Cash used in financing activities increased $124.6 million, to $273.7 million in fiscal 2015 from $149.1 million in fiscal 2014. The primary cause of these changes in cash used in financing activities was our stock repurchase program.
On June 11, 2014, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $450.0 million. This stock repurchase program was completed during the second quarter of fiscal 2016. On December 1, 2016, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $100.0 million.
During the fiscal years ended January 29, 2017, January 31, 2016, and February 1, 2015, 0.5 million, 5.0 million, and 3.7 million shares, respectively, were repurchased under the programs at a total cost of $29.3 million, $274.2 million, and $147.4 million, respectively.
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

Revolving Credit Facility
On December 15, 2016, we entered into a credit agreement for $150.0 million under an unsecured five-year revolving credit facility. Bank of America, N.A., is administrative agent and HSBC Bank Canada is the syndication agent and letter of credit issuer, and the lenders party thereto. Borrowings under the revolving credit facility may be made, in U.S. Dollars, Euros, Canadian Dollars, and in other currencies, subject to the approval of the administrative agent and the lenders. Up to $35.0 million of the revolving credit facility is available for the issuance of letters of credit and up to $25.0 million is available for the issuance of swing line loans. Commitments under the revolving credit facility may be increased by up to $200.0 million, subject to certain conditions, including the approval of the lenders. Borrowings under the agreement may be prepaid and commitments may be reduced or terminated without premium or penalty (other than customary breakage costs). The principal amount outstanding under the credit agreement will be due and payable in full on December 15, 2021, subject to provisions that permit us to request a limited number of one year extensions annually.
Borrowings made under the revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a rate based on the rates applicable for deposits on the interbank market for U.S. Dollars or the applicable currency in which the borrowings are made ("LIBOR") or (b) an alternate base rate, plus, in each case, an applicable margin. The applicable margin is determined by reference to a pricing grid, based on the ratio of indebtedness to earnings before interest, tax depreciation, amortization and rent ("EBITDAR") and ranges between 1.00%-1.75% for LIBOR loans and 0.00%-0.75% for alternate base rate loans. Additionally, a commitment fee of between 0.125%-0.200%, also determined by reference to the pricing grid, is payable on the average daily unused amounts under the revolving credit facility.
The credit agreement contains negative covenants that, among other things and subject to certain exceptions, limit the ability of our subsidiaries to incur indebtedness, incur liens, undergo fundamental changes, make dispositions of all or substantially all of their assets, alter their businesses and enter into agreements limiting subsidiary dividends and distributions.
We are also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and we are not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated and the maturity of any outstanding amounts may be accelerated.
As of January 29, 2017, aside from letters of credit of $0.8 million, we had no other borrowings outstanding under this credit facility.
Contractual Obligations and Commitments
Leases. We lease certain store and other retail locations, distribution centers, offices, and equipment under non-cancelable operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended only in five-year increments, if at all. Our leases expire at various dates between one and 15 years, excluding extensions at our option. A substantial number of our leases include renewal options and certain of our leases include rent escalation clauses, rent holidays and leasehold rental incentives, none of which are reflected in the table below. The majority of our leases for store premises also include contingent rental payments based on sales, the impact of which also are not reflected in the table below.
Product Purchase Obligations. The amounts listed for product purchase obligations in the table below represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable and accrued inventory liabilities as of January 29, 2017.
The following table summarizes our contractual arrangements as of January 29, 2017, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Operating leases (minimum rent)	$518,613	$118,897	$106,496	$94,085	$71,973	$45,019	$82,143
Product purchase obligations	$176,312	$176,312	$—	$—	$—	$—	$—
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of January 29, 2017, letters of credit totaling $0.8 million had been issued.

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
We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:
Revenue Recognition. Net revenue is recognized net of sales taxes, discounts, and an estimated allowance for sales returns. Sales to customers through company-operated stores and other physical locations are recognized at the point of sale, net of an estimated allowance for sales returns. Direct to consumer sales are recognized once delivery has occurred and collection is reasonably assured, net of an estimated allowance for sales returns. Other net revenue includes outlet sales, showroom sales, sales from temporary locations, sales to wholesale accounts, warehouse sales, and license and supply arrangement net revenue, which consists of royalties as well as sales of our product to licensees. Revenue is recognized when these sales occur. Employee discounts are classified as a reduction of net revenue.
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
Inventory. Inventory is valued at the lower of cost and market. We periodically review our inventories and make provisions as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination. In addition, we provide for inventory shrinkage as a percentage of sales, based on historical trends from actual physical inventories. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. We perform physical inventory counts throughout the year and adjust the shrink provision accordingly.

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

Furniture and fixtures	20%
Computer hardware and software	20% - 30%
Equipment and vehicles	30%
Changes in circumstances (such as technological advances) can result in differences between the actual and estimated useful lives. In those cases where we determine that the useful life of a long-lived asset should be shortened, we increase depreciation expense over the remaining useful life to depreciate the asset's net book value to its estimated salvage value.
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
U.S. income and foreign withholding taxes have not been provided on approximately $852.3 million of cumulative undistributed earnings of a Canadian subsidiary as of January 29, 2017. These earnings are indefinitely reinvested outside of the United States. Income taxes of approximately $38.4 million would be incurred if these earnings were repatriated to the United States.
As of January 29, 2017, we had cash and cash equivalents of $559.5 million outside of the United States. We do not intend to repatriate these funds to the United States.
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
Our tax positions include intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. Although we believe that our intercompany transfer pricing policies and tax positions are reasonable, the final outcomes of tax audits or potential tax disputes may be materially different from that which is reflected in our income tax provisions and accruals.
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
We also have exposure to changes in foreign exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in exchange rates and may be impacted for the foreseeable future. The potential impact of currency fluctuation increases as our international expansion increases.
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A weakening of the U.S. dollar against the Canadian dollar results in:

•	an increase in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

•	an increase in our selling, general and administrative expenses incurred by our Canadian operations upon translation into U.S. dollars for the purposes of consolidation; and

•	foreign exchange revaluation losses by our Canadian subsidiaries on U.S. dollar cash and receivables denominated in U.S. dollars.
During fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $41.7 million reduction in accumulated other comprehensive loss within stockholders' equity. During fiscal 2015, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $63.2 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for fiscal 2016 would have resulted in additional income from operations of approximately $0.2 million in fiscal 2016. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the fiscal year. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.

We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. Our revolving credit facility, which is described in Note 8 to the consolidated financial statements included in Item 8 of Part II of this report, provide us with available borrowings in an amount up to $150.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 29, 2017, aside from letters of credit of $0.8 million, we had no other borrowings outstanding under this credit facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
We have audited the accompanying consolidated balance sheets of lululemon athletica inc. and its subsidiaries as of January 29, 2017 and January 31, 2016 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the 52-week periods ended January 29, 2017, January 31, 2016 and February 1, 2015. In addition, we have audited the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2). We also have audited lululemon athletica inc. and its subsidiaries' internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the company's internal control over financial reporting based on our integrated audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of lululemon athletica inc. and its subsidiaries as of January 29, 2017 and January 31, 2016 and the results of their operations and their cash flows for the 52-week periods ended January 29, 2017, January 31, 2016, and February 1, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, lululemon athletica inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, British Columbia
March 28, 2017

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	January 29, 2017	January 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$734,846	$501,482
Accounts receivable	9,200	13,108
Inventories	298,432	284,009
Prepaid and receivable income taxes	81,190	91,453
Other prepaid expenses and other current assets	39,069	26,987
	1,162,737	917,039
Property and equipment, net	423,499	349,605
Goodwill and intangible assets, net	24,557	24,777
Deferred income tax assets	26,256	11,802
Other non-current assets	20,492	10,854
	$1,657,541	$1,314,077
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$24,846	$10,381
Accrued inventory liabilities	8,601	25,451
Accrued compensation and related expenses	55,238	43,524
Income taxes payable	30,290	37,736
Unredeemed gift card liability	70,454	57,736
Other accrued liabilities	52,020	50,676
	241,449	225,504
Deferred income tax liabilities	7,262	10,759
Other non-current liabilities	48,857	50,332
	297,568	286,595
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,781 and 9,804 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,781 and 9,804 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 127,304 and 127,482 issued and outstanding	637	637
Additional paid-in capital	266,622	245,533
Retained earnings	1,294,214	1,019,515
Accumulated other comprehensive loss	(201,500)	(238,203)
	1,359,973	1,027,482
	$1,657,541	$1,314,077
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Net revenue	$2,344,392	$2,060,523	$1,797,213
Cost of goods sold	1,144,775	1,063,357	883,033
Gross profit	1,199,617	997,166	914,180
Selling, general and administrative expenses	778,465	628,090	538,147
Income from operations	421,152	369,076	376,033
Other income (expense), net	1,577	(581)	7,102
Income before income tax expense	422,729	368,495	383,135
Income tax expense	119,348	102,448	144,102
Net income	$303,381	$266,047	$239,033

Other comprehensive income (loss):
Foreign currency translation adjustment	36,703	(64,796)	(105,339)
Comprehensive income	$340,084	$201,251	$133,694

Basic earnings per share	$2.21	$1.90	$1.66
Diluted earnings per share	$2.21	$1.89	$1.66
Basic weighted-average number of shares outstanding	137,086	140,365	143,935
Diluted weighted-average number of shares outstanding	137,302	140,610	144,298
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at February 2, 2014	29,955	29,955	$—	115,342	$577	$240,351	$923,822	$(68,068)	$1,096,682
Net income							239,033		239,033
Foreign currency translation adjustment								(105,339)	(105,339)
Common stock issued upon exchange of exchangeable shares	(20,122)	(20,122)	—	20,122	101	(101)			—
Stock-based compensation expense						8,269			8,269
Tax benefits from stock-based compensation						413			413
Common stock issued upon settlement of stock-based compensation				409	2	2,911			2,913
Shares withheld related to net share settlement of stock-based compensation				(104)	(1)	(4,971)			(4,972)
Repurchase of common stock				(3,657)	(18)	(5,177)	(142,236)		(147,431)
Balance at February 1, 2015	9,833	9,833	$—	132,112	$661	$241,695	$1,020,619	$(173,407)	$1,089,568
Net income							266,047		266,047
Foreign currency translation adjustment								(64,796)	(64,796)
Common stock issued upon exchange of exchangeable shares	(29)	(29)	—	29	—	—			—
Stock-based compensation expense						10,356			10,356
Tax benefits from stock-based compensation						(1,202)			(1,202)
Common stock issued upon settlement of stock-based compensation				350	2	4,702			4,704
Shares withheld related to net share settlement of stock-based compensation				(50)	—	(2,857)			(2,857)
Repurchase of common stock				(4,959)	(26)	(7,016)	(267,151)		(274,193)
Registration fees associated with prospectus supplement						(145)			(145)
Balance at January 31, 2016	9,804	9,804	$—	127,482	$637	$245,533	$1,019,515	$(238,203)	$1,027,482
Net income							303,381		303,381
Foreign currency translation adjustment								36,703	36,703
Common stock issued upon exchange of exchangeable shares	(23)	(23)	—	23	—	—			—
Stock-based compensation expense						16,822			16,822

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Shares	Par Value	Shares	Par Value
Tax benefits from stock-based compensation						1,273			1,273
Common stock issued upon settlement of stock-based compensation				304	2	6,905			6,907
Shares withheld related to net share settlement of stock-based compensation				(50)	—	(3,268)			(3,268)
Repurchase of common stock				(455)	(2)	(643)	(28,682)		(29,327)
Balance at January 29, 2017	9,781	9,781	$—	127,304	$637	$266,622	$1,294,214	$(201,500)	$1,359,973
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Cash flows from operating activities
Net income	$303,381	$266,047	$239,033
Items not affecting cash
Depreciation and amortization	87,697	73,383	58,364
Stock-based compensation expense	16,822	10,356	8,269
Derecognition of unredeemed gift card liability	(4,548)	(3,647)	(1,468)
Deferred income taxes	(17,563)	11,142	2,087
Tax benefits from stock-based compensation	(1,273)	1,202	(413)
Changes in operating assets and liabilities
Inventories	(5,403)	(83,286)	(26,806)
Prepaid and receivable income taxes	11,537	(52,110)	(15,234)
Other prepaid expenses and other current assets	(6,730)	(3,816)	(6,444)
Accounts payable	14,080	1,247	(2,198)
Accrued inventory liabilities	(18,900)	5,198	8,276
Accrued compensation and related expenses	9,943	14,937	11,561
Income taxes payable	(10,020)	19,470	19,304
Unredeemed gift card liability	16,010	16,574	11,326
Other accrued liabilities	467	19,563	3,788
Other non-current assets and liabilities	(10,381)	2,480	5,004
Net cash provided by operating activities	385,119	298,740	314,449
Cash flows from investing activities
Purchase of property and equipment	(149,511)	(143,487)	(119,733)
Net cash used in investing activities	(149,511)	(143,487)	(119,733)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	6,907	4,704	2,913
Tax benefits from stock-based compensation	1,273	(1,202)	413
Taxes paid related to net share settlement of stock-based compensation	(3,268)	(2,857)	(4,972)
Repurchase of common stock	(29,327)	(274,193)	(147,431)
Registration fees associated with prospectus supplement	—	(145)	—
Deferred debt financing costs	(923)	—	—
Net cash used in financing activities	(25,338)	(273,693)	(149,077)
Effect of exchange rate changes on cash	23,094	(44,557)	(79,809)
Increase (decrease) in cash and cash equivalents	233,364	(162,997)	(34,170)
Cash and cash equivalents, beginning of period	$501,482	$664,479	$698,649
Cash and cash equivalents, end of period	$734,846	$501,482	$664,479
See accompanying notes to the consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, showrooms, sales from temporary locations, sales to wholesale accounts, warehouse sales, and through license and supply arrangements. The Company operates stores in the United States, Canada, Australia, the United Kingdom, New Zealand, China, Hong Kong, Singapore, South Korea, Germany, Puerto Rico and Switzerland. There were 406, 363, and 302 company-operated stores in operation as of January 29, 2017, January 31, 2016, and February 1, 2015, respectively.
Basis of presentation
The consolidated financial statements have been presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP").
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2016, 2015, and 2014 were each 52 week years. Fiscal 2016, 2015, and 2014 ended on January 29, 2017, January 31, 2016, and February 1, 2015, respectively.
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
Accounts receivable
Accounts receivable primarily arise out of sales to wholesale accounts, landlord lease inducements, and license and supply arrangements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As of January 29, 2017, January 31, 2016, and February 1, 2015, the Company recorded an insignificant allowance for doubtful accounts.
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
The Company makes provisions as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its estimated net realizable value based upon assumptions about future demand, selling prices and market conditions. The Company wrote-off $16.1 million, $14.2 million, and $12.4 million of inventory in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts.

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

Furniture and fixtures	20%
Computer hardware and software	20% - 30%
Equipment and vehicles	30%
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
Lease inducements, which include leasehold improvements paid for by the landlord and rent free periods, are recorded within other non-current liabilities on the consolidated balance sheets and recognized as a reduction of rent expense on a straight-line basis over the term of the lease.
The difference between the recognized rental expense and the total rental payments paid is reflected on the consolidated balance sheets as deferred lease liabilities or a prepaid lease assets within other non-current liabilities and other non-current assets, respectively.
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
Deferred revenue
Receipts from the sale of gift cards are treated as deferred revenue. Amounts received in respect of gift cards are recorded as an unredeemed gift card liability. Revenue from the Company's gift cards is recognized when tendered for payment, or upon redemption.
Revenue recognition
Net revenue is comprised of company-operated store net revenue, direct to consumer sales through www.lululemon.com, www.ivivva.com and other country and region specific websites, and other net revenue, which includes outlet sales, showroom sales, sales from temporary locations, sales to wholesale accounts, warehouse sales, and license and supply arrangement net revenue, which consists of royalties as well as sales of the Company's products to licensees.
All revenue is reported net of sales taxes collected for various governmental agencies.
Sales to customers through company-operated stores are recognized at the point of sale, net of discounts and an estimated allowance for sales returns. Sales of apparel to customers through the Company's retail websites are recognized when delivery has occurred, and collection is reasonably assured, net of an estimated allowance for sales returns. Sales of apparel to wholesale accounts are recognized when delivery has occurred and collection is reasonably assured.
Revenue from the Company's gift cards is recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in unredeemed gift card liability on the consolidated balance sheets. There are no expiration dates on the Company's gift cards, and lululemon does not charge any service fees that cause a decrement to customer balances.
While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in net revenue. For the years ended January 29, 2017, January 31, 2016, and February 1, 2015, net revenue recognized on unredeemed gift card balances was $4.5 million, $3.6 million, and $1.5 million, respectively.
Cost of goods sold
Cost of goods sold includes:

•	the cost of purchased merchandise, which includes acquisition and production costs including raw material and labor, as applicable;

•	the cost incurred to deliver inventory to the Company's distribution centers including freight, non-refundable taxes, duty, and other landing costs;

•	the cost of the Company's distribution centers, such as labor, rent, utilities, and depreciation;

•	the cost of the Company's production, design, distribution, and merchandising departments including salaries, stock-based compensation and benefits, and other expenses;

•	occupancy costs such as minimum rent, contingent rent where applicable, property taxes, utilities, and depreciation expense for the Company's company-operated store locations;

•	hemming; and

•	shrink and inventory provision expense.

Selling, general and administrative expenses
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold. The Company's selling, general and administrative expenses include the costs of corporate and store-level wages and benefits, costs to transport the Company's products from the distribution facilities to the Company's sales locations and e-commerce guests, professional fees, marketing, information technology, human resources, accounting, legal, corporate facility and occupancy costs, and depreciation and amortization expense other than in cost of goods sold.
For the years ended January 29, 2017, January 31, 2016, and February 1, 2015, the Company incurred transportation costs of $44.9 million, $40.6 million, and $35.9 million, respectively.
Store pre-opening costs
Operating costs incurred prior to the opening of new stores are expensed as incurred as selling, general and administrative expenses.
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
The Company evaluates its tax filing positions and recognizes the largest amount of tax benefit that is considered more likely than not to be sustained upon examination by the relevant taxing authorities based on the technical merits of the position. This determination requires the use of significant judgment. Income tax expense is adjusted in the period in which an uncertain tax position is effectively settled, the statute of limitations expires, facts or circumstances change, tax laws change, or new information becomes available. The Company's policy is to recognize interest expense and penalties related to income tax matters as part of other income (expense), net. Accrued interest and penalties are included within the related tax liability on our consolidated balance sheets.
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

The aggregate revaluation foreign exchange gains (losses) included in selling, general and administrative expenses amount to $(8.3) million, $12.0 million, and $6.4 million for the years ended January 29, 2017, January 31, 2016, and February 1, 2015, respectively.
Fair value of financial instruments
The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.
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
Stock-based compensation
The Company accounts for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and is recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. For awards with service and/or performance conditions, the amount of compensation expense recognized is based on the number of awards expected to vest and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. The fair value of each stock option granted is estimated on the award date using the Black-Scholes model, and the fair value of the restricted shares, performance-based restricted stock units, and restricted stock units is based on the closing price of the Company's common stock on the award date.
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
Use of estimates
The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. In 2015, the FASB deferred the effective date for this guidance, and in 2016, the FASB issued several updates that clarify the guidance in this topic. ASC 606 may be adopted either on a full retrospective basis or using a modified retrospective method with a cumulative adjustment to equity. This guidance will be adopted by the Company beginning in its first quarter of fiscal 2018. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements and the method of retrospective adoption that it will elect, but does not expect ASC 606 to materially impact the Company's consolidated financial statements.
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
In April 2015, the FASB amended ASC Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software to provide guidance to customers about whether a cloud computing arrangement includes a software license. This guidance requires that if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance became effective for the Company beginning in its first quarter of fiscal 2016 and it was adopted prospectively. The adoption did not have a material impact on the Company's consolidated financial statements.
In July 2015, the FASB amended ASC Topic 330, Inventory to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance will be effective for the Company beginning in its first quarter of fiscal 2017 and the Company does not expect the adoption to have a material impact on its consolidated financial statements.
In February 2016 the FASB issued ASC Topic 842, Leases ("ASC 842") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. This guidance will be effective for the Company beginning in its first quarter of fiscal 2019, with early application permitted. The Company will adopt ASC 842 in its first quarter of fiscal 2019. While the Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements, it is expected that the primary impact upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets. It is expected that this will result in a significant increase in assets and liabilities on the consolidated balance sheets.
In March 2016, the FASB amended ASC 718, simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to account for forfeitures when they occur. This guidance will be effective for the Company beginning in its first quarter of fiscal 2017, with early application permitted. The Company will adopt this amendment in the first quarter of fiscal 2017 and will elect to continue to estimate expected forfeitures. Starting in the first quarter of fiscal 2017, the Company will be required to include excess tax benefits and deficiencies as a component of income tax expense, rather than a component of stockholders' equity. This will increase the volatility of income tax expense and the magnitude of the impact, among other variables, will be dependent upon the future price of the Company's common stock and the timing and volume of share-based payment award activity, such as employee exercises of stock options and the vesting of stock awards. The adoption of this new guidance, will also have an immaterial retrospective impact on the classification of cash flows between operating and financing activities.
3 INVENTORIES

	January 29, 2017	January 31, 2016
	(In thousands)
Finished goods	$306,087	$290,791
Provision to reduce inventory to market value	(7,655)	(6,782)
	$298,432	$284,009

4 PROPERTY AND EQUIPMENT

	January 29, 2017	January 31, 2016
	(In thousands)
Land	$78,561	$55,488
Buildings	32,174	30,885
Leasehold improvements	273,801	225,604
Furniture and fixtures	84,479	73,254
Computer hardware	58,270	44,085
Computer software	160,835	112,161
Equipment and vehicles	13,704	11,929
Accumulated depreciation	(278,325)	(203,801)
	$423,499	$349,605
Included in the cost of computer software are capitalized costs of $6.3 million and $3.7 million at January 29, 2017 and January 31, 2016, respectively, associated with internally developed software.
Depreciation expense related to property and equipment was $87.0 million, $72.6 million, and $57.5 million for the years ended January 29, 2017, January 31, 2016, and February 1, 2015, respectively.
5 GOODWILL AND INTANGIBLE ASSETS

	January 29, 2017	January 31, 2016
	(In thousands)
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,263)	(1,666)
	24,233	23,830
Intangibles—reacquired franchise rights	10,150	10,150
Accumulated amortization	(9,807)	(9,074)
Changes in foreign currency exchange rates	(19)	(129)
	324	947
Goodwill and intangible assets, net	$24,557	$24,777
Amortization expense related to intangible assets was $0.7 million, $0.8 million, and $0.9 million for the years ended January 29, 2017, January 31, 2016, and February 1, 2015, respectively.
The weighted-average remaining useful lives of the reacquired franchise rights were 1.29 years as of January 29, 2017 and 1.73 years as of January 31, 2016.
6 OTHER ACCRUED LIABILITIES

	January 29, 2017	January 31, 2016
	(In thousands)
Accrued duty, freight, and other operating expenses	$27,477	$26,017
Sales tax collected	10,182	10,506
Accrued rent	5,562	6,070
Other	8,799	8,083
	$52,020	$50,676

7 OTHER NON-CURRENT LIABILITIES

	January 29, 2017	January 31, 2016
	(In thousands)
Deferred lease liabilities	$26,648	$25,723
Lease inducements	22,209	24,609
	$48,857	$50,332
8 LONG-TERM DEBT AND CREDIT FACILITIES
Revolving credit facility
On December 15, 2016, the Company entered into a $150.0 million unsecured, revolving credit facility. Any amounts outstanding under the revolving credit facility will be due and payable in full on December 15, 2021, subject to provisions that permit the Company to request a limited number of one year extensions annually.
Up to $35.0 million of the revolving credit facility is available for the issuance of letters of credit and up to $25.0 million is available for swing line loans. Commitments under the revolving credit facility may be increased by up to $200.0 million, subject to certain conditions, including the approval of the lenders.
Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Canadian Dollars, and in other currencies, subject to the approval of the administrative agent and the lenders. Borrowings under the agreement may be prepaid and commitments may be reduced or terminated without premium or penalty (other than customary breakage costs).
Borrowings made under the revolving credit facility bear interest at a variable rate per annum equal to, at the Company's option, either (a) LIBOR or (b) an alternate base rate, plus, in each case, an applicable margin. The applicable margin is determined by reference to a pricing grid, based on the ratio of indebtedness to earnings before interest, tax depreciation, amortization and rent ("EBITDAR") and ranges between 1.00%-1.75% for LIBOR loans and 0.00%-0.75% for alternate base rate loans. Additionally, a commitment fee of between 0.125%-0.200%, also determined by reference to the pricing grid, is payable on the average daily unused amounts under the revolving credit facility.
The credit agreement contains negative covenants that, among other things and subject to certain exceptions, limit the ability of the Company's subsidiaries to incur indebtedness, incur liens, undergo fundamental changes, make dispositions of all or substantially all of their assets, alter their businesses and enter into agreements limiting subsidiary dividends and distributions.
The Company is also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and it is not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of January 29, 2017, the Company was in compliance with all applicable covenants.
As of January 29, 2017, aside from letters of credit of $0.8 million, there were no other borrowings outstanding under this credit facility.
9 STOCKHOLDERS' EQUITY
Special voting stock and exchangeable shares
The holders of the special voting stock are entitled to one vote for each share held. The special voting shares are not entitled to receive dividends or distributions or receive any consideration in the event of a liquidation, dissolution, or wind-up. To the extent that exchangeable shares as described below are exchanged for common stock, a corresponding number of special voting shares will be cancelled without consideration.
The holders of the exchangeable shares have dividend and liquidation rights equivalent to those of holders of the common shares of the Company. The exchangeable shares can be converted on a one for one basis by the holder at any time into common shares of the Company plus a cash payment for any accrued and unpaid dividends. Holders of exchangeable shares are entitled to the same or economically equivalent dividend as declared on the common stock of the Company. The exchangeable shares are non-voting. The Company has the right to convert the exchangeable shares into common shares of the Company at any time after the earlier of July 26, 2047, the date on which fewer than 4.2 million exchangeable shares are outstanding, or in the event of certain events such as a change in control.

10 STOCK-BASED COMPENSATION AND BENEFIT PLANS
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
The Company issues previously unissued shares upon the exercise of Company options, vesting of performance-based restricted stock units or restricted stock units, and granting of restricted shares.
Stock-based compensation expense charged to income for the plans was $16.8 million, $10.4 million, and $8.3 million for the years ended January 29, 2017, January 31, 2016, and February 1, 2015, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $35.8 million as of January 29, 2017, which is expected to be recognized over a weighted-average period of 2.2 years, and was $30.3 million as of January 31, 2016 over a weighted-average period of 2.4 years.

Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of January 29, 2017, January 31, 2016, and February 1, 2015, and changes during the fiscal years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at February 2, 2014	669	$30.76	428	$57.08	57	$51.99	—	$—
Granted	447	48.16	321	49.67	34	39	195	45.76
Exercised/vested	158	18.5	217	40.04	29	56.28	—	—
Forfeited	79	59.09	80	61.34	—	—	9	45.92
Balance at February 1, 2015	879	$39.25	452	$59.27	62	$42.86	186	$45.75
Granted	399	57.43	156	63.35	19	66.07	238	61.6
Exercised/vested	235	20.26	58	67.5	46	42.73	41	46.04
Forfeited	176	55.22	155	62.06	4	38.25	50	53.35
Balance at January 31, 2016	867	$49.54	395	$58.58	31	$57.67	333	$55.91
Granted	428	68.63	164	68.64	17	69.94	216	68.15
Exercised/vested	191	36.76	7	64.36	34	58.39	91	56.87
Forfeited	186	58.87	162	62.54	—	—	98	55.95
Balance at January 29, 2017	918	$59.20	390	$61.05	14	$70.54	360	$62.99
A total of 14.3 million shares of the Company's common stock have been authorized for future issuance under the Company's 2014 Equity Incentive Plan.
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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following assumptions were used in calculating the fair value of stock options granted in fiscal 2016, 2015, and 2014:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Expected term	4.00 years	4.00 years	4.00 years
Expected volatility	40.07%	42.73%	45.93%
Risk-free interest rate	1.08%	0.98%	1.04%
Dividend yield	—%	—%	—%
The following table summarizes information about stock options outstanding and exercisable at January 29, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
	(In thousands, except per share amounts and years)
$9.00 - $48.36	180	$40.94	4.2	89	$36.40	3.5
$52.59 - $53.79	214	53.40	5.1	63	53.25	4.9
$53.87 - $67.68	132	63.97	5.1	35	62.88	4.6
$68.69 - $68.69	351	68.69	6.2	—	—	0.0
$69.30 - $76.95	41	73.06	3.9	27	73.80	2.9
	918	$59.20	5.3	214	$50.41	4.0
Intrinsic value	$7,916			$3,695
As of January 29, 2017, the unrecognized compensation cost related to these options was $11.6 million, which is expected to be recognized over a weighted-average period of 2.8 years. The weighted-average grant date fair value of options granted during the years ended January 29, 2017, January 31, 2016, and February 1, 2015 was $22.39, $19.76, and $17.69, respectively.
The following table summarizes the intrinsic value of options exercised and awards that vested during fiscal 2016, 2015, and 2014:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands)
Stock options	$6,072	$10,554	$4,382
Performance-based restricted stock units	471	3,592	10,242
Restricted shares	2,283	2,739	1,567
Restricted stock units	6,084	2,230	—
	$14,910	$19,115	$16,191
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits as defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares available under the ESPP is 6.0 million shares. During the year ended January 29, 2017, there were 0.1 million shares purchased under the ESPP in the open market.
Defined contribution pension plans
During fiscal 2016, the Company began offering defined contribution pension plans to its eligible employees in Canada and the United States. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's contributions were $3.2 million for the year ended January 29, 2017.
11 EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands, except per share amounts)
Net income	$303,381	$266,047	$239,033
Basic weighted-average number of shares outstanding	137,086	140,365	143,935
Assumed conversion of dilutive stock options and awards	216	245	363
Diluted weighted-average number of shares outstanding	137,302	140,610	144,298
Basic earnings per share	$2.21	$1.90	$1.66
Diluted earnings per share	$2.21	$1.89	$1.66
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the fiscal years ended January 29, 2017, January 31, 2016, and February 1, 2015, 0.1 million, 0.1 million, and 0.3 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450.0 million. This stock repurchase program was completed during the second quarter of fiscal 2016.
On December 1, 2016, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $100.0 million. The common stock is repurchased in the open market at prevailing market prices, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors. The repurchases may be made up until December 2018. As of January 29, 2017, the remaining aggregate value of shares available to be repurchased under this program was $99.2 million.
During the fiscal years ended January 29, 2017, January 31, 2016, and February 1, 2015, 0.5 million, 5.0 million, and 3.7 million shares, respectively, were repurchased under the programs at a total cost of $29.3 million and $274.2 million, and $147.4 million respectively.
Subsequent to January 29, 2017, and up to March 23, 2017, 35 thousand shares were repurchased at a total cost of $2.3 million.
12 COMMITMENTS AND CONTINGENCIES
Commitments
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of January 29, 2017, the lease terms of the various leases range from two to 15 years. A substantial number of the Company's leases include renewal options and certain of the Company's leases include rent escalation clauses, rent holidays and leasehold rental incentives. The majority of the Company's leases for store premises also include contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitments in respect of company-operated stores that have not yet opened but for which lease agreements have been executed.

	Payments Due by Fiscal Year
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Operating leases (minimum rent)	$518,613	$118,897	$106,496	$94,085	$71,973	$45,019	$82,143
Rent expense for the years ended January 29, 2017, January 31, 2016, and February 1, 2015 was $147.4 million, $124.5 million, and $100.0 million, respectively, under operating lease agreements, consisting of minimum rental expense of $137.0 million, $113.9 million, and $89.9 million, respectively, and contingent rental amounts of $10.4 million, $10.5 million, and $10.1 million, respectively.
In January 2015, the Company entered into a license and supply arrangement with a partner in the Middle East which grants the partner the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, and Bahrain for an initial term of five years. Under this arrangement, the Company supplies the partner with lululemon products, training, and other support. As of January 29, 2017, there were three licensed stores in the United Arab Emirates and one licensed store in Qatar.
In November 2016, the Company entered into a license and supply agreement with a partner which grants the partner the right to operate lululemon branded retail locations in Mexico for a term of ten years, subject to certain conditions. Under this arrangement the Company supplies the partner with lululemon products, training and other support. As of January 29, 2017 there were no licensed retail locations in operation in Mexico.
Contingencies
In addition to the legal matters described below, the Company is, from time to time, involved in routine legal matters incidental to the conduct of its business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.
On July 15, 2015, plaintiffs Hallandale Beach Police Officers and Firefighters' Personnel Retirement Fund and Laborers' District Council Industry Pension Fund filed in the Delaware Court of Chancery a derivative lawsuit on behalf of lululemon against certain current and former directors of lululemon, captioned Laborers' District Council Industry Pension Fund v. Bensoussan, et al., C.A. No. 11293-CB. The plaintiffs claimed that the individual defendants breached their fiduciary duties to lululemon by allegedly failing to investigate certain trades of lululemon stock owned by Dennis J. Wilson in 2013. The plaintiffs also claimed that Mr. Wilson breached his fiduciary duties by making his broker aware of certain non-public, material events prior to executing sales of lululemon stock on Mr. Wilson's behalf. On June 14, 2016 the Court of Chancery dismissed the action for failure to adequately plead that demand on the board was excused and for failure to state a claim upon which relief may be granted. The plaintiffs appealed the dismissal to the Supreme Court of the state of Delaware and the Supreme Court affirmed the Court of Chancery's judgment on February 3, 2017.
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

13 RELATED PARTY BALANCES AND TRANSACTIONS
The Company entered into the following transactions with related parties, all of which were approved by the Company's Audit Committee in accordance with the Company's related party transaction policy:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands)
Payments to related parties
Lease costs for one company-operated store	$108	$112	$140
Consulting fees	$167	$354	$289
Employment compensation	$274	$140	$—
The Company's founder, who is a beneficial owner of more than 10% of the Company's total outstanding shares, and who was a member of the Company's board of directors until February 2, 2015, owns a retail space that the Company leases for one of its company-operated stores. Consulting fees were paid to a relative of the Company's founder.
An immediate family member of one of our executives commenced employment with the Company during fiscal 2015. The above employment compensation consists of salary, bonuses, and the grant date fair value of equity awards.
14 SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands)
Cash paid for income taxes	$132,422	$113,534	$146,376
Interest paid	$5,178	$52	$14
15 INCOME TAXES
The Company's domestic and foreign income before income tax expense and current and deferred income taxes from federal, state, and foreign sources are as follows:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands)
Income (loss) before income tax expense
Domestic	$(30,955)	$84,286	$94,234
Foreign	453,684	284,209	288,901
	422,729	368,495	383,135
Current income tax expense (recovery)
Federal	$36,245	$(18,662)	$54,172
State	6,690	3,363	8,203
Foreign	94,581	110,372	80,461
	137,516	95,073	142,836
Deferred income tax expense (recovery)
Federal	$(11,065)	$8,719	$7,763
State	(1,840)	425	77
Foreign	(5,263)	(1,769)	(6,574)
	(18,168)	7,375	1,266
Income tax expense	$119,348	$102,448	$144,102

The Company's income tax expense for fiscal 2016, fiscal 2015 and fiscal 2014 include certain tax adjustments, as follows:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands)
Transfer pricing adjustments, net	$(10,706)	$(4,826)	$—
Tax on repatriation of foreign earnings	(38)	7,838	33,746
Tax adjustment on foreign tax credit calculations	—	(10,455)	—
Total tax adjustments	$(10,744)	$(7,443)	$33,746
Transfer pricing adjustments, net
The Company's tax positions include the Company's intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group.
During fiscal 2016, the Company finalized an Advance Pricing Arrangement ("APA") with the Internal Revenue Service ("IRS") and the Canada Revenue Agency ("CRA"). This agreement determines the amount of income which is taxable in each respective jurisdiction.
In the year ended January 31, 2016, the Company received communications from the IRS and CRA which led to the determination that it was more likely than not that the outcome of the APA would result in a decrease in taxable income in the United States and an increase in taxable income in Canada for fiscal 2011 through fiscal 2015. The Company recorded a net income tax recovery of $4.8 million in the year ended January 31, 2016, representing the largest amount of benefit that was considered more likely than not to be realized upon finalization of the APA.
In the year ended January 29, 2017, the APA was finalized and the final terms of the arrangement resulted in an increased amount of income tax recoverable in the United States. This resulted in the recognition of a further net income tax recovery of $10.7 million in the year ended January 29, 2017.
For the years ended January 29, 2017 and January 31, 2016, the Company recorded net interest expenses related to the APA of $1.7 million and $3.5 million, respectively. This represents accrued interest on the Canadian income tax payable related to the APA. The APA resulted in an increase in income tax payable in Canada. These interest costs were recognized in other income (expense), net. There were no similar net interest expenses during the year ended February 1, 2015.
Tax on repatriation of foreign earnings
In the year ended February 1, 2015, the Company recorded a tax expense of $33.7 million representing the estimated U.S. income tax and foreign withholding tax payable on the repatriation of earnings in the form of dividends of $473.7 million, which were distributed during fiscal 2014 by foreign subsidiaries to the U.S. parent entity to fund a share repurchase program.
In the year ended January 31, 2016, as a result of the change in the expected outcome of the APA described above, it was expected that a significant intercompany debt between one of the Company's U.S. subsidiaries and a Canadian subsidiary would arise upon the finalization of the APA. In order to finance the payment of this intercompany debt, it was expected that $156.0 million would be distributed from a Canadian subsidiary to the U.S. parent entity. As a result, these foreign earnings were no longer considered indefinitely reinvested and the Company recorded an incremental tax expense and deferred tax liability of $7.8 million to provide for U.S. income and applicable foreign withholding taxes on this expected distribution.
In the year ended January 29, 2017, the APA was finalized and a distribution of $156.0 million was made from a Canadian subsidiary to the U.S. parent entity.
The cumulative undistributed earnings of the Company's foreign subsidiaries as of January 29, 2017 were $866.2 million, including $852.3 million of cumulative undistributed earnings of a Canadian subsidiary. Income taxes of approximately $38.4 million would be incurred if these earnings were repatriated to the United States.
No deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's foreign subsidiaries as these earnings are indefinitely reinvested outside of the United States. In reaching the conclusion that these undistributed earnings are indefinitely reinvested, the Company considers its international expansion plans, projected working capital needs, projected head office capital investments outside of the United States, forecasted cash flow requirements and available liquidity within the United States, and other factors the Company believes are relevant. If the intentions of the Company change, the Company would be required to accrue the income taxes which would be due upon repatriation.

As of January 29, 2017, the Company had cash and cash equivalents of $559.5 million outside of the United States.
Tax adjustment on foreign tax credit calculations
During the year ended January 31, 2016, the Company finalized the amount of U.S. income tax payable on the dividends of $473.7 million which were distributed in fiscal 2014. The change in the expected outcome of the APA had an impact on the foreign tax credits relating to the dividends paid in fiscal 2014 that had been initially estimated and as a result the Company recognized an income tax recovery of $10.5 million during fiscal 2015.
A summary reconciliation of the effective tax rate is as follows:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(Percentages)
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differentials	(7.0)	(6.9)	(6.8)
U.S. state taxes	1.6	0.8	1.2
Non-deductible compensation expense	0.6	0.6	0.3
Permanent and other	0.5	—	(0.9)
Tax and related interest adjustments
Transfer pricing adjustments, net	(2.5)	(1.0)	—
Tax on repatriation of foreign earnings	—	2.1	8.8
Tax adjustment on foreign tax credit calculations	—	(2.8)	—
Effective tax rate	28.2%	27.8%	37.6%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of January 29, 2017 and January 31, 2016 are presented below:

	January 29, 2017	January 31, 2016
	(In thousands)
Deferred income tax assets
Net operating loss carry forwards	$16,280	$11,753
Property and equipment, net	(21,025)	(35)
Deferred lease liabilities	8,542	55
Stock-based compensation	2,354	—
Inventories	4,811	—
Lease inducements	8,142	29
Foreign tax credits	6,818	—
Other	334	—
	26,256	11,802
Deferred income tax liabilities
Property and equipment, net	$(10,128)	$(29,214)
Tax and related interest adjustments	—	(8,245)
Deferred lease liabilities	831	8,757
Lease inducements	311	8,353
Inventories	—	4,015
Foreign tax credits	—	3,845
Stock-based compensation	—	2,192
Other	1,724	(462)
	(7,262)	(10,759)
Net deferred income tax assets	$18,994	$1,043
The majority of the net operating loss carry forwards begin expiring in fiscal 2031.
The Company files income tax returns in the U.S., Canada and various foreign, state, and provincial jurisdictions. The 2012 to 2015 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2010 and 2011 tax years are still open for certain state tax authorities. The 2007 to 2015 tax years remain subject to examination by Canadian tax authorities. The 2011 to 2015 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company does not have any significant unrecognized tax benefits arising from uncertain tax positions taken, or expected to be taken, in the Company's tax returns.

16 SEGMENTED FINANCIAL INFORMATION
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites. Outlets, showrooms, sales from temporary locations, sales to wholesale accounts, warehouse sales, and license and supply arrangement net revenue have been combined into other. Information for these segments is detailed in the table below:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands)
Net revenue
Company-operated stores	$1,704,357	$1,516,323	$1,348,225
Direct to consumer	453,287	401,525	321,180
Other	186,748	142,675	127,808
	$2,344,392	$2,060,523	$1,797,213
Income from operations before general corporate expenses
Company-operated stores	$415,635	$346,802	$356,589
Direct to consumer	186,178	166,418	132,877
Other	22,312	5,826	9,499
	624,125	519,046	498,965
General corporate expenses	202,973	149,970	122,932
Income from operations	421,152	369,076	376,033
Other income (expense), net	1,577	(581)	7,102
Income before income tax expense	$422,729	$368,495	$383,135

Capital expenditures
Company-operated stores	$75,304	$85,756	$76,894
Direct to consumer	11,461	8,284	9,952
Corporate and other	62,746	49,447	32,887
	$149,511	$143,487	$119,733
Depreciation and amortization
Company-operated stores	$59,585	$50,951	$37,951
Direct to consumer	7,015	6,628	6,299
Corporate and other	21,097	15,804	14,114
	$87,697	$73,383	$58,364
Intercompany amounts are excluded from the above table as they are not included in the materials reviewed by the chief operating decision maker.
The Company operates in five geographic areas — the United States, Canada, Australia and New Zealand, Europe, and Asia. Net revenue by region for the years ended January 29, 2017, January 31, 2016, and February 1, 2015 was as follows:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands)
United States	$1,726,076	$1,508,841	$1,257,351
Canada	447,167	416,520	434,328
Outside of North America	171,149	135,162	105,534
	$2,344,392	$2,060,523	$1,797,213

Property and equipment, net by geographic area as of January 29, 2017 and January 31, 2016 were as follows:

	January 29, 2017	January 31, 2016
	(In thousands)
United States	$170,745	$170,823
Canada	217,035	154,578
Outside of North America	35,719	24,204
	$423,499	$349,605
The Company's intangible assets and goodwill relate to the reporting segment consisting of company-operated stores.
17 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables present the Company's unaudited quarterly results of operations and comprehensive income for each of the quarters in the fiscal years ended January 29, 2017 and January 31, 2016. The following tables should be read in conjunction with the Company's audited consolidated financial statements and related notes. The Company has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of the Company's management, are necessary to fairly present its operating results for the quarters presented. The Company's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2016				Fiscal 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited; Amounts in thousands, except per share amounts)
Net revenue	$789,940	$544,416	$514,520	$495,516	$704,276	$479,693	$453,010	$423,544
Cost of goods sold	362,041	265,990	260,359	256,385	349,809	254,896	240,985	217,667
Gross profit	427,899	278,426	254,161	239,131	354,467	224,797	212,025	205,877
Selling, general and administrative expenses	231,270	185,451	180,202	181,542	188,184	156,619	145,446	137,841
Income from operations	196,629	92,975	73,959	57,589	166,283	68,178	66,579	68,036
Other income (expense), net	857	628	578	(486)	938	(2,890)	842	529
Income before income tax expense	197,486	93,603	74,537	57,103	167,221	65,288	67,421	68,565
Income tax expense	61,351	25,318	20,912	11,767	49,805	12,135	19,753	20,755
Net income	$136,135	$68,285	$53,625	$45,336	$117,416	$53,153	$47,668	$47,810

Other comprehensive income (loss):
Foreign currency translation adjustment	15,941	(24,748)	(28,052)	73,562	(47,369)	(665)	(39,368)	22,606
Comprehensive income	$152,076	$43,537	$25,573	$118,898	$70,047	$52,488	$8,300	$70,416

Basic earnings per share	$0.99	$0.50	$0.39	$0.33	$0.85	$0.38	$0.34	$0.34
Diluted earnings per share	$0.99	$0.50	$0.39	$0.33	$0.85	$0.38	$0.34	$0.34
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
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of January 29, 2017. The effectiveness of our internal control over financial reporting as of January 29, 2017 has been audited by PricewaterhouseCoopers LLP our independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers" and "Corporate Governance."
We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on our website, www.lululemon.com, and can be obtained by writing to Investor Relations, lululemon athletica inc., 1818 Cornwall Avenue, Vancouver, British Columbia, Canada V6J 1C7 or by sending an email to investors@lululemon.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. Any amendments, other than technical, administrative or other non-substantive amendments, to our Code of Business Conduct and Ethics or waivers from the provisions of the Code of Business Conduct and Ethics for our principal executive officer and our principal financial and accounting officer will be promptly disclosed on our website following the effective date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2017 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2017 Proxy Statement under the caption "Principal Stockholders and Stock Ownership by Management."
Equity Compensation Plan Information (as of January 29, 2017)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	1,668,504	$59.20	19,338,881
Equity compensation plans not approved by stockholders	—	—	—
Total	1,668,504	$59.20	19,338,881
__________

(1)
This amount represents the following: (a) 918,143 shares subject to outstanding options, (b) 390,111 shares subject to outstanding performance-based restricted stock units, and (c) 360,250 shares subject to outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units are all under our 2007 Equity Incentive Plan or our 2014 Equity Incentive Plan. Restricted shares outstanding under our 2014 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.

(2)
The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.

(3)
This includes (a) 14,299,075 shares of our common stock available for future issuance under our 2014 Equity Incentive Plan and (b) 5,039,806 shares of our common stock available for future issuance under our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2014 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2014 Equity Incentive Plan and shares that are withheld in satisfaction of tax withholding obligations for full value awards are also again available for issuance. No further awards may be issued under the predecessor plan, our 2007 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2017 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2017 Proxy Statement under the caption "Fees for Professional Services."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this report:
1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2. Financial Statement Schedule.
Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Shrink Provision on Finished Goods
For the year ended February 1, 2015	$(1,098)	$(3,564)	$3,338	$(1,324)
For the year ended January 31, 2016	(1,324)	(5,633)	6,530	(427)
For the year ended January 29, 2017	(427)	(5,168)	5,260	(335)
Obsolescence and Quality Provision on Finished Goods and Raw Materials
For the year ended February 1, 2015	$(5,493)	$(2,566)	$4,454	$(3,605)
For the year ended January 31, 2016	(3,605)	(3,139)	1,588	(5,156)
For the year ended January 29, 2017	(5,156)	(3,200)	3,343	(5,013)
Damage Provision on Finished Goods
For the year ended February 1, 2015	$(911)	$(8,064)	$7,907	$(1,068)
For the year ended January 31, 2016	(1,068)	(12,790)	12,659	(1,199)
For the year ended January 29, 2017	(1,199)	(13,915)	12,806	(2,308)
Sales Return Allowances
For the year ended February 1, 2015	$1,655	$672	$—	$2,327
For the year ended January 31, 2016	2,327	2,132	—	4,459
For the year ended January 29, 2017	4,459	269	—	4,728
Valuation Allowance on Deferred Income Taxes
For the year ended February 1, 2015	$(91)	$—	$—	$(91)
For the year ended January 31, 2016	(91)	—	—	(91)
For the year ended January 29, 2017	(91)	—	—	(91)

3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	6/5/2015

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/8/2016

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/8/2016

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/8/2016

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.14	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.15*	Outside Director Compensation Plan	X

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.16*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.17*	Executive Employment Agreement, effective as of December 1, 2013, between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	12/11/2013

10.18*	Executive Employment Agreement, effective as of January 2, 2015, between lululemon athletica inc. and Stuart C. Haselden		8-K	10.1	001-33608	1/7/2015

10.19*	Executive Employment Agreement, effective as of November 24, 2014, between lululemon athletica inc. and Scott (Duke) Stump		10-Q	10.13	001-33608	12/11/2014

10.20*	Executive Employment Agreement, effective as of June 4, 2015, between lululemon athletica inc. and Miguel Almeida		10-Q	10.1	001-33608	9/10/2015

10.21*	Executive Employment Agreement, effective as of October 26, 2015, between lululemon athletica inc. and Lee Holman		10-K	10.22	001-33608	3/30/2016

10.22*	Executive Employment Agreement, effective as of November 5, 2015, between lululemon athletica inc. and Gina Warren		10-Q	10.1	001-33608	12/9/2015

10.23*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne	X

10.24	Credit Agreement, dated as of December 15, 2016, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, and each other lender party thereto.		8-K	10.1	001-33608	12/21/2016

21.1	Subsidiaries of lululemon athletica inc.		10-K	21.1	001-33608	3/26/2015

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
101
The following financial statements from the Company's 10-K for the fiscal year ended January 29, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ LAURENT POTDEVIN
Laurent Potdevin
Chief Executive Officer (Principal Executive Officer)
Date:	March 28, 2017
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LAURENT POTDEVIN	Director and Chief Executive Officer	March 28, 2017
Laurent Potdevin	(Principal Executive Officer)

/s/ STUART C. HASELDEN	Chief Financial Officer (Principal	March 28, 2017
Stuart C. Haselden	Financial and Accounting Officer)

/s/ MICHAEL CASEY	Director, Co-Chairman of the Board	March 28, 2017
Michael Casey

/s/ DAVID M. MUSSAFER	Director, Co-Chairman of the Board	March 28, 2017
David M. Mussafer

/s/ ROBERT BENSOUSSAN	Director	March 28, 2017
Robert Bensoussan

/s/ STEVEN J. COLLINS	Director	March 28, 2017
Steven J. Collins

/s/ KATHRYN HENRY	Director	March 28, 2017
Kathryn Henry

/s/ JON MCNEILL	Director	March 28, 2017
Jon McNeill

/s/ MARTHA A.M. MORFITT	Director	March 28, 2017
Martha A.M. Morfitt

/s/ EMILY WHITE	Director	March 28, 2017
Emily White

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	6/5/2015

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/8/2016

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/8/2016

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/8/2016

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.14	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.15*	Outside Director Compensation Plan	X

10.16*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.17*	Executive Employment Agreement, effective as of December 1, 2013, between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	12/11/2013

10.18*	Executive Employment Agreement, effective as of January 2, 2015, between lululemon athletica inc. and Stuart C. Haselden		8-K	10.1	001-33608	1/7/2015

10.19*	Executive Employment Agreement, effective as of November 24, 2014, between lululemon athletica inc. and Scott (Duke) Stump		10-Q	10.13	001-33608	12/11/2014

10.20*	Executive Employment Agreement, effective as of June 4, 2015, between lululemon athletica inc. and Miguel Almeida		10-Q	10.1	001-33608	9/10/2015

10.21*	Executive Employment Agreement, effective as of October 26, 2015, between lululemon athletica inc. and Lee Holman		10-K	10.22	001-33608	3/30/2016

10.22*	Executive Employment Agreement, effective as of November 5, 2015, between lululemon athletica inc. and Gina Warren		10-Q	10.1	001-33608	12/9/2015

10.23*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne	X

10.24	Credit Agreement, dated as of December 15, 2016, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, and each other lender party thereto.		8-K	10.1	001-33608	12/21/2016

21.1	Subsidiaries of lululemon athletica inc.		10-K	21.1	001-33608	3/26/2015

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
101
The following financial statements from the Company's 10-K for the fiscal year ended January 29, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.