Form 10-Q
period 2017-04-30
lululemon athletica inc.
filed 2017-06-01
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At May 29, 2017, there were 126,929,282 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At May 29, 2017, there were outstanding 9,780,927 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at May 29, 2017, the registrant had outstanding 9,780,927 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	April 30, 2017	January 29, 2017
ASSETS
Current assets
Cash and cash equivalents	$698,289	$734,846
Accounts receivable	10,707	9,200
Inventories	303,950	298,432
Prepaid and receivable income taxes	76,231	81,190
Other prepaid expenses and other current assets	43,504	39,069
	1,132,681	1,162,737
Property and equipment, net	398,833	423,499
Goodwill and intangible assets, net	24,248	24,557
Deferred income tax assets	32,509	26,256
Other non-current assets	21,063	20,492
	$1,609,334	$1,657,541
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,533	$24,846
Accrued inventory liabilities	20,610	8,601
Accrued compensation and related expenses	39,076	55,238
Income taxes payable	26,951	30,290
Unredeemed gift card liability	59,398	70,454
Other accrued liabilities	51,405	52,020
	205,973	241,449
Deferred income tax liabilities	6,950	7,262
Other non-current liabilities	48,724	48,857
	261,647	297,568
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,781 and 9,781 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,781 and 9,781 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 127,131 and 127,304 issued and outstanding	636	637
Additional paid-in capital	267,369	266,622
Retained earnings	1,312,957	1,294,214
Accumulated other comprehensive loss	(233,275)	(201,500)
	1,347,687	1,359,973
	$1,609,334	$1,657,541
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended
	April 30, 2017	May 1, 2016
Net revenue	$520,307	$495,516
Cost of goods sold	263,412	256,385
Gross profit	256,895	239,131
Selling, general and administrative expenses	199,141	181,542
Asset impairment and restructuring costs	12,331	—
Income from operations	45,423	57,589
Other income (expense), net	907	(486)
Income before income tax expense	46,330	57,103
Income tax expense	15,084	11,767
Net income	$31,246	$45,336

Other comprehensive (loss) income:
Foreign currency translation adjustment	(31,775)	73,562
Comprehensive (loss) income	$(529)	$118,898

Basic earnings per share	$0.23	$0.33
Diluted earnings per share	$0.23	$0.33
Basic weighted-average number of shares outstanding	137,037	137,263
Diluted weighted-average number of shares outstanding	137,192	137,496
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 29, 2017	9,781	9,781	$—	127,304	$637	$266,622	$1,294,214	$(201,500)	$1,359,973
Net income							31,246		31,246
Foreign currency translation adjustment								(31,775)	(31,775)
Stock-based compensation expense						2,730			2,730
Common stock issued upon settlement of stock-based compensation				101	1	277			278
Shares withheld related to net share settlement of stock-based compensation				(40)	—	(1,961)			(1,961)
Repurchase of common stock				(234)	(2)	(299)	(12,503)		(12,804)
Balance at April 30, 2017	9,781	9,781	$—	127,131	$636	$267,369	$1,312,957	$(233,275)	$1,347,687
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Quarter Ended
	April 30, 2017	May 1, 2016
Cash flows from operating activities
Net income	$31,246	$45,336
Items not affecting cash
Depreciation and amortization	23,163	19,185
Stock-based compensation expense	2,730	3,174
Asset impairment	11,593	—
Provision for inventories	3,318	607
Changes in operating assets and liabilities
Inventories	(13,445)	12,304
Prepaid and receivable income taxes	4,959	(348)
Other prepaid expenses and other current assets	(6,770)	(220)
Other non-current assets	(6,182)	(3,053)
Accounts payable	(15,798)	(4,532)
Accrued inventory liabilities	12,368	(7,057)
Accrued compensation and related expenses	(15,038)	(11,339)
Income taxes payable	(2,240)	(5,196)
Unredeemed gift card liability	(10,367)	(9,042)
Other accrued and non-current liabilities	(137)	208
Net cash provided by operating activities	19,400	40,027
Cash flows from investing activities
Purchase of property and equipment	(19,879)	(26,644)
Net cash used in investing activities	(19,879)	(26,644)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	278	3,579
Taxes paid related to net share settlement of stock-based compensation	(1,961)	(1,436)
Repurchase of common stock	(12,804)	(15,765)
Net cash used in financing activities	(14,487)	(13,622)
Effect of exchange rate changes on cash and cash equivalents	(21,591)	48,803
(Decrease) increase in cash and cash equivalents	(36,557)	48,564
Cash and cash equivalents, beginning of period	$734,846	$501,482
Cash and cash equivalents, end of period	$698,289	$550,046
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, showrooms, sales to wholesale accounts, temporary locations, warehouse sales, and through license and supply arrangements. The Company operates stores in the United States, Canada, Australia, the United Kingdom, New Zealand, China, Hong Kong, Singapore, South Korea, Germany, Ireland, Japan, Puerto Rico, and Switzerland. There were a total of 411 and 406 company-operated stores in operation as of April 30, 2017 and January 29, 2017, respectively.
On June 1, 2017, the Company announced a plan to restructure its ivivva operations. As part of this plan, the Company expects to close approximately 40 of the 55 ivivva branded company-operated stores that were in operation as of April 30, 2017. It is also anticipated that approximately half of the remaining ivivva branded company-operated stores will be converted to lululemon branded stores. The Company will close all of its ivivva branded showrooms and other temporary locations, and will streamline its corporate infrastructure. The Company will continue offering ivivva branded products on its e-commerce websites.
Basis of presentation
The unaudited interim consolidated financial statements as of April 30, 2017 and for the quarters ended April 30, 2017 and May 1, 2016 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 29, 2017 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 29, 2017, which are included in Item 8 in the Company's fiscal 2016 Annual Report on Form 10-K filed with the SEC on March 29, 2017. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2016 Annual Report on Form 10-K.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2017 will end on January 28, 2018 and will be a 52-week year.
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

In July 2015, the FASB amended ASC Topic 330, Inventory to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance became effective for the Company the first quarter of fiscal 2017 and the adoption did not impact its consolidated financial statements.
In February 2016, the FASB issued ASC Topic 842, Leases ("ASC 842") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. This guidance will be effective for the Company beginning in its first quarter of fiscal 2019, with early application permitted. The Company will adopt ASC 842 in its first quarter of fiscal 2019. While the Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements, it is expected that the primary impact upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets. It is expected that this will result in a significant increase in assets and liabilities on the consolidated balance sheets.
In March 2016, the FASB amended ASC Topic 718, Stock Compensation simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to account for forfeitures when they occur. The Company adopted this amendment in the first quarter of fiscal 2017 and elected to continue to estimate expected forfeitures. The Company is now required to include excess tax benefits and deficiencies as a component of income tax expense, rather than a component of stockholders' equity. Additionally, the Company retrospectively adjusted its consolidated statement of cash flows to reclassify excess tax benefits of $0.3 million from financing activities to operating activities.
NOTE 3. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $2.7 million and $3.2 million for the quarters ended April 30, 2017 and May 1, 2016, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $60.1 million at April 30, 2017, which is expected to be recognized over a weighted-average period of 2.6 years.
Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of April 30, 2017, and changes during the first quarter then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at January 29, 2017	918	$59.20	390	$61.05	14	$70.54	360	$62.99
Granted	572	51.90	176	51.90	—	52.26	298	52.07
Exercised/released	11	25.82	—	—	—	—	88	66.00
Forfeited	30	60.99	147	52.50	—	—	18	58.38
Balance at April 30, 2017	1,449	$56.52	419	$60.21	14	$70.29	552	$56.77
Exercisable at April 30, 2017	333	$56.97

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following assumptions were used in calculating the fair value of stock options granted in the first quarter of fiscal 2017:

Quarter Ended April 30, 2017
Expected term	4.00 years
Expected volatility	38.28%
Risk-free interest rate	1.72%
Dividend yield	—%
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares available under the ESPP is 6.0 million shares. During the quarter ended April 30, 2017, there were 33.3 thousand shares purchased in the open market under the ESPP.
Defined contribution pension plans
During the second quarter of fiscal 2016, the Company began offering defined contribution pension plans to its eligible employees in Canada and the United States. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $1.4 million in the first quarter of fiscal 2017.
NOTE 4. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended
	April 30, 2017	May 1, 2016
	(In thousands, except per share amounts)
Net income	$31,246	$45,336
Basic weighted-average number of shares outstanding	137,037	137,263
Assumed conversion of dilutive stock options and awards	155	233
Diluted weighted-average number of shares outstanding	137,192	137,496
Basic earnings per share	$0.23	$0.33
Diluted earnings per share	$0.23	$0.33

The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the quarters ended April 30, 2017 and May 1, 2016, 0.3 million and 0.2 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450.0 million. This stock repurchase program was completed during the second quarter of fiscal 2016.
On December 1, 2016, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $100.0 million. The common stock generally is repurchased in the open market at prevailing market prices, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors. The repurchases may be made until December 9, 2018. As of April 30, 2017, the remaining aggregate value of shares available to be repurchased under this program was $86.4 million.
During the quarters ended April 30, 2017 and May 1, 2016, 0.2 million and 0.2 million shares, respectively, were repurchased under the program at a total cost of $12.8 million and $15.8 million, respectively.
Subsequent to April 30, 2017, and up to May 29, 2017, 0.2 million shares were repurchased at a total cost of $10.4 million.
NOTE 5. SUPPLEMENTARY FINANCIAL INFORMATION
For the quarters ended April 30, 2017 and May 1, 2016, there were aggregate revaluation foreign exchange gains of $5.8 million and losses of $13.5 million, respectively, included within selling, general and administrative expenses.

A summary of certain consolidated balance sheet accounts is as follows:

	April 30, 2017	January 29, 2017
	(In thousands)
Inventories:
Finished goods	$314,923	$306,087
Provision to reduce inventories to net realizable value	(10,973)	(7,655)
	$303,950	$298,432
Property and equipment, net:
Land	$75,642	$78,561
Buildings	31,368	32,174
Leasehold improvements	272,397	273,801
Furniture and fixtures	81,034	84,479
Computer hardware	57,368	58,270
Computer software	159,658	160,835
Equipment and vehicles	14,272	13,704
Accumulated depreciation	(292,906)	(278,325)
	$398,833	$423,499
Goodwill and intangible assets, net:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,506)	(1,263)
	23,990	24,233
Intangibles - reacquired franchise rights	10,150	10,150
Accumulated amortization	(9,875)	(9,807)
Changes in foreign currency exchange rates	(17)	(19)
	258	324
	$24,248	$24,557
Other accrued liabilities:
Accrued duty, freight, and other operating expenses	$28,245	$27,477
Sales tax collected	11,203	10,182
Accrued rent	4,561	5,562
Other	7,396	8,799
	$51,405	$52,020
Other non-current liabilities:
Deferred lease liability	$26,546	$26,648
Tenant inducements	22,178	22,209
	$48,724	$48,857
As a result of the plan to restructure the ivivva operations, the Company recorded an additional provision of $1.9 million as of April 30, 2017 to reduce the carrying value of certain ivivva branded finished goods inventories to their estimated net realizable value. In addition, the Company recorded a liability for the losses it expects to incur on certain firm inventory and fabric purchase commitments of $3.5 million as of April 30, 2017. This liability is included within accrued inventory liabilities on the consolidated balance sheets.
Please refer to Note 9 of these unaudited interim consolidated financial statements for further details regarding the ivivva restructuring plans, including impairment of property and equipment, net which was recorded during the first quarter of fiscal 2017.

NOTE 6. LEGAL PROCEEDINGS
In addition to the legal matter described below, the Company is, from time to time, involved in routine legal matters incidental to the conduct of its business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.
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
NOTE 7. INCOME TAXES
As disclosed in Note 15 to the audited consolidated financial statements included in Item 8 of the Company's fiscal 2016 Annual Report on Form 10-K filed with the SEC on March 29, 2017, the Company finalized a bilateral Advance Pricing Arrangement ("APA") with the Internal Revenue Service ("IRS") and the Canada Revenue Agency ("CRA") during fiscal 2016.
The results for the first quarter of fiscal 2016 included a net interest expense of $1.2 million that was recorded in other income (expense), net, and a net income tax recovery of $5.6 million related to the expected outcome of the APA and taxes associated with the anticipated repatriation of foreign earnings.

NOTE 8. SEGMENT REPORTING
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites. Outlets, showrooms, sales to wholesale accounts, temporary locations, warehouse sales, and license and supply arrangement net revenue have been combined into other. Information for these segments is detailed in the table below:

	Quarter Ended
	April 30, 2017	May 1, 2016
	(In thousands)
Net revenue:
Company-operated stores	$379,099	$358,704
Direct to consumer	97,223	97,566
Other	43,985	39,246
	$520,307	$495,516
Income from operations before general corporate expense:
Company-operated stores	$77,499	$73,259
Direct to consumer	35,442	38,551
Other	2,836	2,069
	115,777	113,879
General corporate expense	52,604	56,290
ivivva inventory write downs, and losses on purchase commitments	5,419	—
Asset impairment and restructuring costs	12,331	—
Income from operations	45,423	57,589
Other income (expense), net	907	(486)
Income before income tax expense	$46,330	$57,103

Capital expenditures:
Company-operated stores	$7,168	$16,750
Direct to consumer	1,980	1,163
Corporate and other	10,731	8,731
	$19,879	$26,644
Depreciation and amortization:
Company-operated stores	$15,200	$13,784
Direct to consumer	1,994	1,329
Corporate and other	5,969	4,072
	$23,163	$19,185

NOTE 9. ASSET IMPAIRMENT AND RESTRUCTURING
On June 1, 2017, the Company announced a plan to restructure its ivivva operations. As part of this plan, the Company expects to close approximately 40 of the 55 ivivva branded company-operated stores that were in operation as of April 30, 2017. It is also anticipated that approximately half of the remaining ivivva branded company-operated stores will be converted to lululemon branded stores, and that all of the Company's ivivva branded showrooms and other temporary locations will be closed. The Company will continue offering ivivva branded products on its e-commerce websites.
The Company expects the closures and restructuring to be substantially complete by the end of the third quarter of fiscal 2017.
As a result of the planned closures, the Company currently estimates that it will incur aggregate pre-tax charges of between $50.0 million and $60.0 million in fiscal 2017, inclusive of $17.7 million recognized during the first quarter of fiscal 2017. The remaining costs, primarily related to lease terminations and employee related costs, are expected to be recognized in the second and third quarter of fiscal 2017. These estimates are based on significant assumptions and could change materially.
A summary of the pre-tax charges recognized during the first quarter of fiscal 2017 in connection with the Company's plan to restructure its ivivva operations is as follows:

Quarter Ended April 30, 2017
(In thousands)
Costs recorded in cost of goods sold:
Provision to reduce inventories to net realizable value	$1,942
Expected loss on committed inventory purchases	3,477
ivivva inventory write downs, and losses on purchase commitments	5,419

Costs recorded in operating expenses:
Impairment of property and equipment	11,593
Employee related costs	738
Asset impairment and restructuring costs	12,331
$17,750
An income tax recovery of $4.7 million was recorded on the above items based on the expected annual tax rate of the applicable tax jurisdictions.
Costs recorded in cost of goods sold
The Company recognized expenses of $5.4 million in cost of goods sold as a result of the plan to restructure its ivivva operations. This included $1.9 million to reduce inventories to their estimated net realizable value, and $3.5 million for the losses the Company expects to incur on certain firm inventory and fabric purchase commitments. The liability for the expected losses is included within accrued inventory liabilities on the consolidated balance sheets.
Costs recorded in operating expenses
The Company recognized asset impairment and restructuring costs of $12.3 million as a result of the plan to restructure its ivivva operations.
As a result of the plan to close the majority of the ivivva branded locations, the long-lived assets of each ivivva branded location were tested for impairment as of April 30, 2017. For impaired locations, a loss was recognized representing the difference between the net book value of the long-lived assets and their estimated fair value. Impairment losses totaling $11.6 million were recognized during the first quarter of fiscal 2017. These losses primarily relate to leasehold improvements and furniture and fixtures of the company-operated stores segment.
Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value of the long-

lived assets for each store was determined using level 3 inputs, principally the present value of the estimated future cash flows expected from their use and eventual disposition.
The Company also recorded an accrual of $0.7 million for certain contractual employee termination benefits which were considered probable of payment as of April 30, 2017, as a result of the planned restructuring.
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
We offer a comprehensive line of apparel and accessories for women and men. We also offer activewear for girls under our ivivva brand name. Our apparel assortment includes items such as pants, shorts, tops and jackets designed for healthy lifestyle and athletic activities such as yoga, running, training, and many other sweaty pursuits. We also offer fitness-related accessories, including an array of items such as bags, socks, underwear, yoga mats, and water bottles.
On June 1, 2017, we announced that we plan to restructure our ivivva operations to a primarily e-commerce focused business, with a select number of stores remaining in key communities across North America. We plan to close approximately 40 of our 55 ivivva branded company-operated stores and to convert approximately half of the remaining stores to lululemon branded stores. We will also close all of our ivivva branded showrooms and other temporary locations and plan to streamline our corporate infrastructure. It is anticipated that the closures and restructuring will be substantially complete by the end of the third quarter of fiscal 2017.
Financial Highlights
The summary below provides both GAAP and adjusted non-GAAP financial measures. In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $17.7 million in the first quarter of fiscal 2017. The adjusted financial measures exclude these charges and their related tax effects, and also exclude certain discrete items related to the Company's transfer pricing arrangements and taxes on repatriation of foreign earnings which were recognized during the first quarter of fiscal 2016.
For the first quarter of fiscal 2017:

•
Net revenue increased 5% to $520.3 million, from $495.5 million in the first quarter of fiscal 2016. On a constant dollar basis, net revenue increased 5%. The increase in net revenue was primarily due to the addition of 38 net new company-operated stores since the first quarter of fiscal 2016, partially offset by decreased comparable store sales.

•
Total comparable sales, which includes comparable store sales and direct to consumer, decreased 1% compared to the first quarter of fiscal 2016. On a constant dollar basis, total comparable sales decreased by 1%.

–
Comparable store sales decreased 2% compared to the first quarter of fiscal 2016, or decreased by 1% on a constant dollar basis, primarily as a result of decreased traffic, partially offset by increased dollar value per transaction.

–
Direct to consumer net revenue was flat compared to the first quarter of fiscal 2016, and was flat on a constant dollar basis, primarily as a result of decreased conversion on our e-commerce websites, partially offset by increased traffic and dollar value per transaction.

•	Gross profit increased 7% to $256.9 million, from $239.1 million in the first quarter of fiscal 2016. Adjusted gross profit increased 10% to $262.3 million.

•
Gross margin increased 110 basis points to 49.4% compared to 48.3% in the first quarter of fiscal 2016. Adjusted gross margin increased 210 basis points to 50.4%. The increase in gross margin was primarily due to an increase in product margin, primarily due to lower product costs and improved average retail prices.

•	Income from operations decreased by 21% to $45.4 million, from $57.6 million in the first quarter of fiscal 2016. Adjusted income from operations increased by $5.6 million, or 10%, to $63.2 million.

•
Operating margin decreased 290 basis points to 8.7% compared to 11.6% in the first quarter of fiscal 2016. Adjusted operating margin increased by 50 basis points to 12.1% compared to the first quarter of fiscal 2016.

•
Income tax expense increased 28% to $15.1 million, from $11.8 million in the first quarter of fiscal 2016. Our effective tax rate for the first quarter of fiscal 2017 was 32.6% compared to 20.6% for the first quarter of fiscal 2016. The adjusted effective tax rate was 30.8% in the first quarter of fiscal 2017 compared to 29.8% in the first quarter of fiscal 2016.

•
Diluted earnings per share were $0.23 compared to $0.33 in the first quarter of fiscal 2016. Adjusted diluted earnings per share were $0.32 for the first quarter of fiscal 2017 compared to $0.30 for the first quarter of fiscal 2016.

Refer to the non-GAAP reconciliation tables contained in the "Results of Operations" section of this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and adjusted gross profit, gross margin, income from operations, operating margin, effective tax rates, and diluted earnings per share, and the most directly comparable measures calculated in accordance with GAAP.

Results of Operations
First Quarter Results
The following table summarizes key components of our results of operations for the quarters ended April 30, 2017 and May 1, 2016. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
	(In thousands)		(Percentages)
Net revenue	$520,307	$495,516	100.0%	100.0%
Cost of goods sold	263,412	256,385	50.6	51.7
Gross profit	256,895	239,131	49.4	48.3
Selling, general and administrative expenses	199,141	181,542	38.3	36.6
Asset impairment and restructuring costs	12,331	—	2.4	—
Income from operations	45,423	57,589	8.7	11.6
Other income (expense), net	907	(486)	0.2	(0.1)
Income before income tax expense	46,330	57,103	8.9	11.5
Income tax expense	15,084	11,767	2.9	2.5
Net income	$31,246	$45,336	6.0%	9.0%
Net Revenue
Net revenue increased $24.8 million, or 5%, to $520.3 million for the first quarter of fiscal 2017 from $495.5 million for the first quarter of fiscal 2016. On a constant dollar basis, assuming the average exchange rates for the first quarter of fiscal 2017 remained constant with the average exchange rates for the first quarter of fiscal 2016, net revenue increased $26.3 million, or 5%.
The increase in net revenue was primarily due to net revenue generated by new company-operated stores. Total comparable sales, which includes comparable store sales and direct to consumer, decreased 1% in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Total comparable sales decreased 1% on a constant dollar basis.
Net revenue on a segment basis for the quarters ended April 30, 2017 and May 1, 2016 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
	(In thousands)		(Percentages)
Company-operated stores	$379,099	$358,704	72.9%	72.4%
Direct to consumer	97,223	97,566	18.7	19.7
Other	43,985	39,246	8.4	7.9
Net revenue	$520,307	$495,516	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $20.4 million, or 6%, to $379.1 million in the first quarter of fiscal 2017 from $358.7 million in the first quarter of fiscal 2016. Net revenue from company-operated stores we opened or significantly expanded subsequent to May 1, 2016, and therefore not included in comparable store sales, contributed $26.6 million to the increase. We have opened 38 net new company-operated stores since the first quarter of fiscal 2016, including 22 stores in the United States, four stores in China, three stores in each of Canada and the United Kingdom, two stores in South Korea, and one store in each of Hong Kong, Ireland, Japan, and Switzerland. The increase in net revenue from our company-operated stores segment was partially offset by a comparable store sales decrease of 2% in the first quarter of fiscal 2017 which resulted in a $6.2 million decrease to net revenue. Comparable store sales decreased 1%, or $5.6 million on a constant dollar basis. The decrease in comparable store sales was primarily as a result of decreased traffic, partially offset by increased dollar value per transaction.
Direct to Consumer. Net revenue from our direct to consumer segment decreased $0.3 million, or 0%, to $97.2 million in the first quarter of fiscal 2017 from $97.6 million in the first quarter of fiscal 2016. Direct to consumer net revenue decreased

0% on a constant dollar basis. This was primarily the result of decreased conversion on our e-commerce websites, partially offset by increased traffic and dollar value per transaction.
Other. Net revenue from our other segment increased $4.7 million, or 12%, to $44.0 million in the first quarter of fiscal 2017 from $39.2 million in the first quarter of fiscal 2016. This increase was primarily the result of increased net revenue at existing outlets, and an increased number of temporary locations and outlets during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase in net revenue from our other segment was partially offset by a decreased number of showrooms during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.
Gross Profit
Gross profit increased $17.8 million, or 7%, to $256.9 million for the first quarter of fiscal 2017 from $239.1 million for the first quarter of fiscal 2016. Gross profit as a percentage of net revenue, or gross margin, was 49.4% in the first quarter of fiscal 2017 compared to 48.3% in the first quarter of fiscal 2016.
During the first quarter of fiscal 2017, as a result of the plan to restructure the ivivva operations, we recognized an expense of $1.9 million to reduce the carrying value of certain ivivva branded inventories to their estimated net realizable value. In addition, we recognized an expense of $3.5 million for the net loss we expect to realize on certain committed inventory and raw material purchases, as outlined in Notes 5 and 9 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. Excluding these charges, adjusted gross profit increased 10% to $262.3 million and adjusted gross margin increased 210 basis points to 50.4% compared to the first quarter of fiscal 2016.
Gross margin increased by 110 basis points, to 49.4% in the first quarter of fiscal 2017 from 48.3% in the first quarter of fiscal 2016. The increase in gross margin was primarily the result of:

•	an increase in product margin of 380 basis points primarily due to lower product costs and improved average retail prices; and

•	a favorable impact of foreign exchange rates of 30 basis points.
This was partially offset by an increase in inventory provision expense and anticipated losses related to firm purchase commitments for ivivva branded products of 100 basis points, an increase in occupancy and depreciation costs of 100 basis points, and an increase in costs related to our product and supply chain departments of 100 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $17.6 million, or 10%, to $199.1 million in the first quarter of fiscal 2017 from $181.5 million in the first quarter of fiscal 2016. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in head office costs other than employee costs of $13.5 million primarily due to increased professional fees, increased brand and community costs, and increased depreciation;

•
an increase in employee costs for our operating locations of $10.8 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations;

•	an increase in other costs of $6.9 million for our operating channels including digital marketing expenses, depreciation, repairs and maintenance costs, and software support and licensing costs; and

•	an increase in head office employee costs of $6.3 million primarily due to additional employees to support the growth in our business.
The increase in selling, general and administrative expenses was partially offset by an increase in net foreign exchange gains of $19.3 million, primarily related to the revaluation of U.S. dollar cash and receivables held in Canadian subsidiaries. There were net foreign exchange gains of $5.8 million in the first quarter of fiscal 2017 compared to net foreign exchange losses of $13.5 million in the first quarter of fiscal 2016. The increase in selling, general and administrative expenses was also partially offset by a decrease in variable costs of $0.6 million for our operating channels, primarily due to a decrease in packaging and distribution costs, partially offset by an increase in credit card fees.
As a percentage of net revenue, selling, general and administrative expenses increased 170 basis points, to 38.3% in the first quarter of fiscal 2017 from 36.6% in the first quarter of fiscal 2016.

Asset Impairment and Restructuring Costs
As a result of the plan to restructure our ivivva operations, we recognized asset impairment and restructuring costs of $12.3 million in the first quarter of fiscal 2017. This includes long-lived asset impairment charges of $11.6 million and severance costs of $0.7 million. We did not have asset impairment and restructuring costs in the first quarter of fiscal 2016. Please refer to Note 9 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income from Operations
Income from operations decreased $12.2 million, or 21%, to $45.4 million in the first quarter of fiscal 2017 from $57.6 million in the first quarter of fiscal 2016. Operating margin decreased 290 basis points to 8.7% compared to 11.6% in the first quarter of fiscal 2016.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $17.7 million in the first quarter of fiscal 2017. This includes long-lived asset impairment and restructuring costs of $12.3 million, inventory write downs of $1.9 million, and anticipated losses related to firm inventory purchase commitments of $3.5 million. Excluding these charges, adjusted income from operations increased by 10% to $63.2 million and adjusted operating margin increased by 50 basis points to 12.1%.
On a segment basis, we determine income from operations without taking into account our general corporate expenses, and the costs we incur in connection with the planned restructuring of our ivivva operations. This includes long-lived asset impairment and restructuring charges, the expense recognized to reduce the carrying value of certain ivivva branded inventories to their estimated net realizable value, and the cost recognized for the net loss we expect to realize on certain firm ivivva branded inventory and raw material purchase commitments.
Segmented income from operations for the quarters ended April 30, 2017 and May 1, 2016 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
	(In thousands)		(Percentages)
Company-operated stores	$77,499	$73,259	20.4%	20.4%
Direct to consumer	35,442	38,551	36.5	39.5
Other	2,836	2,069	6.4	5.3
Segmented income from operations	115,777	113,879
General corporate expense	52,604	56,290
ivivva inventory write downs, and losses on purchase commitments	5,419	—
Asset impairment and restructuring costs	12,331	—
Income from operations	$45,423	$57,589
Company-Operated Stores. Income from operations from our company-operated stores segment increased $4.2 million, or 6%, to $77.5 million for the first quarter of fiscal 2017 from $73.3 million for the first quarter of fiscal 2016. The increase was primarily the result of increased gross profit of $17.3 million which was primarily due to increased net revenue from new stores, and higher gross margin. The increase in gross margin was primarily due to lower product costs and improved average retail prices. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased store employee costs and increased operating expenses associated with new stores. Income from operations as a percentage of company-operated stores net revenue was 20.4% for both the first quarter of fiscal 2017 and fiscal 2016. The increase in gross margin was offset by deleverage of selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment decreased $3.1 million, or 8%, to $35.4 million for the first quarter of fiscal 2017 from $38.6 million for the first quarter of fiscal 2016. The decrease was primarily due to an increase in selling, general and administrative expenses, including higher digital marketing expenses, and higher head office costs to support the business. Income from operations as a percentage of direct to consumer net revenue decreased by 300 basis points primarily due to deleverage of selling, general and administrative expenses, partially offset by increased gross margin.
Other. Other income from operations increased $0.8 million, or 37%, to $2.8 million for the first quarter of fiscal 2017 from $2.1 million for the first quarter of fiscal 2016. The increase was primarily the result of increased gross profit of $3.3 million which was primarily due to increased net revenue at existing outlets, an increased number of outlets and temporary locations, and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, and increased operating expenses associated with new locations. Income from operations as a percentage of other net revenue increased by 110 basis points primarily due to an increase in gross margin partially offset by deleverage of selling, general and administrative expenses as a percentage of other net revenue.
General Corporate Expense. General corporate expense decreased $3.7 million, or 7%, to $52.6 million for the first quarter of fiscal 2017 from $56.3 million for the first quarter of fiscal 2016. The decrease was primarily due to an increase in net foreign exchange gains of $19.3 million, primarily related to the revaluation of U.S. dollar cash and receivables held in Canadian subsidiaries. There were net foreign exchange gains of $5.8 million in the first quarter of fiscal 2017 compared to net foreign exchange losses of $13.5 million in the first quarter of fiscal 2016. This was partially offset by increased employee costs, professional fees, marketing expenses, and depreciation to support the growth of our business.
Other Income (Expense), Net
Other income (expense), net increased $1.4 million, or 287%, to income of $0.9 million for the first quarter of fiscal 2017 from an expense of $0.5 million for the first quarter of fiscal 2016. The increase was primarily due to net interest expense of $1.2 million which was recorded in the first quarter of fiscal 2016 in relation to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income Tax Expense
Income tax expense increased $3.3 million, or 28%, to $15.1 million for the first quarter of fiscal 2017 from $11.8 million for the first quarter of fiscal 2016.
The first quarters of fiscal 2017 and fiscal 2016 included certain adjustments which resulted in net income tax recoveries of $4.7 million and $5.6 million, respectively. As outlined in Notes 7 and 9 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report, these tax recoveries relate to the tax effect of the costs recognized in connection with the ivivva restructuring, and to the Company's transfer pricing arrangements and taxes on repatriation of foreign earnings.
The effective tax rate for the first quarter of fiscal 2017 was 32.6% compared to 20.6% for the first quarter of fiscal 2016. The adjusted effective tax rate, was 30.8% for the first quarter of fiscal 2017 compared to 29.8% for the first quarter of fiscal 2016.
Net Income
Net income decreased $14.1 million, or 31%, to $31.2 million for the first quarter of fiscal 2017 from $45.3 million for the first quarter of fiscal 2016. This was primarily due to an increase in selling, general and administrative expenses of $17.6 million, long-lived asset impairment and restructuring costs of $12.3 million, and an increase in income tax expense of $3.3 million, partially offset by an increase in gross profit of $17.8 million, and an increase in other income (expense), net of $1.4 million.

Comparable Store Sales and Total Comparable Sales
We separately track comparable store sales, which reflect net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded. Net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of sales in the prior year. Comparable store sales exclude sales from new stores that have not been open for at least 12 months, from stores which have not been in their significantly expanded space for at least 12 months, and from stores which have been temporarily relocated for renovations. Comparable store sales also exclude sales from direct to consumer, outlets, showrooms, wholesale accounts, temporary locations, warehouse sales, license and supply arrangements, and sales from company-operated stores that we have closed.
Total comparable sales combines comparable store sales and direct to consumer sales.
The comparable sales measures we report may not be equivalent to similarly titled measures reported by other companies.
Non-GAAP Financial Measures
Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and the adjusted financial results are non-GAAP financial measures.
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
Adjusted gross profit, gross margin, income from operations, operating margin, effective tax rates, and diluted earnings per share exclude the costs recognized in connection with the plan to restructure the ivivva operations, its related tax effects, and certain discrete items related to the Company's transfer pricing arrangements and taxes on repatriation of foreign earnings. We believe these adjusted financial results and measures provide useful information because these items do not directly relate to our ongoing business operations and therefore do not contribute to a meaningful evaluation of the Company's future operating performance. Furthermore, we believe these adjusted financial results and metrics are useful to investors because of their comparability to our historical information.
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

Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue

	Quarter Ended April 30, 2017
	(In thousands)	(Percentages)
Change in net revenue	$24,791	5%
Adjustments due to foreign exchange rate changes	1,480	—
Change in net revenue in constant dollars	$26,271	5%

Quarter Ended April 30, 2017
Change in total comparable sales[1,2]	(1)%
Adjustments due to foreign exchange rate changes	—
Change in total comparable sales in constant dollars[1,2]	(1)%

	Quarter Ended April 30, 2017
	(In thousands)	(Percentages)
Change in comparable store sales[2]	$(6,176)	(2)%
Adjustments due to foreign exchange rate changes	527	1
Change in comparable store sales in constant dollars[2]	$(5,649)	(1)%

Quarter Ended April 30, 2017
(Percentages)
Change in direct to consumer net revenue	—%
Adjustments due to foreign exchange rate changes	—
Change in direct to consumer net revenue in constant dollars	—%
__________
1Total comparable sales includes comparable store sales and direct to consumer sales.
2Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded.

Adjusted financial measures
The following table reconciles adjusted financial measures with the most directly comparable measures calculated in accordance with GAAP. The amounts are in thousands, except for the per share amounts.

	Quarter Ended April 30, 2017			Quarter Ended May 1, 2016
	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)
Net revenue	$520,307	$—	$520,307	$495,516	$—	$495,516
Costs of goods sold[1]	263,412	(5,419)	257,993	256,385	—	256,385
Gross profit[1]	256,895	5,419	262,314	239,131	—	239,131
As a percent of net revenue[1]	49.4%	1.0%	50.4%	48.3%	—%	48.3%
Selling, general and administrative expenses	199,141	—	199,141	181,542	—	181,542
As a percent of net revenue	38.3%	—%	38.3%	36.6%	—%	36.6%
Impairment and restructuring costs[2]	12,331	(12,331)	—	—	—	—
As a percent of net revenue[2]	2.4%	(2.4)%	—%	—%	—%	—%
Income from operations[1,2]	45,423	17,750	63,173	57,589	—	57,589
As a percent of net revenue[1,2]	8.7%	3.4%	12.1%	11.6%	—%	11.6%
Other income (expense), net[3]	907	—	907	(486)	1,240	754
Income before income tax expense[1,2,3]	46,330	17,750	64,080	57,103	1,240	58,343
Income tax expense[3,4]	15,084	4,684	19,768	11,767	5,644	17,411
Effective tax rate[3,4]	32.6%		30.8%	20.6%		29.8%
Net income[1,2,3,4]	$31,246	$13,066	$44,312	$45,336	$(4,404)	$40,932

Diluted earnings per share[1,2,3,4]	$0.23	$0.09	$0.32	$0.33	$(0.03)	$0.30
__________
1 During the first quarter of fiscal 2017, we recognized costs totaling $5.4 million to reduce the carrying value of certain ivivva branded inventories to their estimated net realizable value and to record the expected net loss on certain committed inventory purchases.
2 During the first quarter of fiscal 2017, we recognized long-lived asset impairment charges of $11.6 million and severance costs of $0.7 million related to our plan to restructure our ivivva operations.
3 The adjustments in the first quarter of fiscal 2016 relate to our transfer pricing arrangements and the associated repatriation of foreign earnings.
4 The adjustment to income tax expense for the first quarter of fiscal 2017 represents the tax effect of the ivivva related restructuring adjustments, calculated based on the expected annual tax rate of the applicable tax jurisdictions.
Please refer to Notes 7 and 9 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information on these adjustments.
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
As of April 30, 2017, our working capital (excluding cash and cash equivalents) was $228.4 million, our cash and cash equivalents were $698.3 million and our capacity under our revolving facility was $149.2 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Quarter Ended
	April 30, 2017	May 1, 2016
	(In thousands)
Total cash provided by (used in):
Operating activities	$19,400	$40,027
Investing activities	(19,879)	(26,644)
Financing activities	(14,487)	(13,622)
Effect of exchange rate changes on cash	(21,591)	48,803
(Decrease) increase in cash and cash equivalents	$(36,557)	$48,564
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items not affecting cash and the effect of changes in operating assets and liabilities.
Cash provided by operating activities decreased $20.6 million, to $19.4 million for the first quarter of fiscal 2017 compared to $40.0 million for the first quarter of fiscal 2016. The decrease was primarily the result of increased inventory purchases, partially offset by changes in accounts payable and accrued liabilities.
Investing Activities
Cash flows used in investing activities relate entirely to capital expenditures. The capital expenditures were primarily for opening new company-operated stores, remodeling or relocating certain stores, and ongoing store refurbishment. We also had capital expenditures related to information technology and business systems, related to corporate buildings, and for opening retail locations other than company-operated stores.
Cash used in investing activities decreased $6.8 million to $19.9 million for the first quarter of fiscal 2017 from $26.6 million for the first quarter of fiscal 2016. The decrease was primarily the result of reduced capital expenditures related to our company-operated stores, primarily as a result of opening fewer company-operated stores in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.
Financing Activities
Cash flows used in or provided by financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities increased $0.9 million, to $14.5 million for the first quarter of fiscal 2017 compared to $13.6 million for the first quarter of fiscal 2016.
On June 11, 2014, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $450.0 million. This stock repurchase program was completed during the second quarter of fiscal 2016. On December 1, 2016, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $100.0 million over a period of up to two years.
Our cash used in financing activities for the first quarter of fiscal 2017 included $12.8 million to repurchase 0.2 million shares of our common stock compared to $15.8 million to repurchase 0.2 million shares for the first quarter of fiscal 2016.

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
As of April 30, 2017, aside from letters of credit of $0.8 million, we had no other borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of April 30, 2017, letters of credit and letters of guarantee totaling $0.8 million had been issued.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on

Form 10-K for our 2016 fiscal year end filed with the SEC on March 29, 2017 and in Note 2 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Operating Locations
Our company-operated stores by brand and by country as of April 30, 2017 and January 29, 2017, are summarized in the table below.

	April 30, 2017	January 29, 2017
lululemon
United States	247	245
Canada	51	51
Australia	27	27
United Kingdom	9	9
New Zealand	5	5
China	4	3
Hong Kong	3	3
Singapore	3	3
South Korea	2	2
Germany	1	1
Ireland	1	—
Japan	1	—
Puerto Rico	1	1
Switzerland	1	1
	356	351
ivivva
United States	42	42
Canada	13	13
	55	55
Total	411	406
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of April 30, 2017, there were five licensed stores, including three in the United Arab Emirates, one in Mexico, and one in Qatar.
As part of the plan to restructure our ivivva operations, we plan to close approximately 40 of our 55 ivivva branded company-operated stores and to convert approximately half of the remaining stores to lululemon branded stores.
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
During the first quarter of fiscal 2017, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $32.7 million increase in accumulated other comprehensive loss within stockholders' equity. During the first quarter of fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $68.1 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first quarter of fiscal 2017 would have resulted in additional income from operations of approximately $3.5 million in the first quarter of fiscal 2017. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first quarter of fiscal 2017. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate these risks, we may enter into derivative financial instruments. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Interest Rate Risk. Our revolving credit facility provides us with available borrowings in an amount up to $150.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of April 30, 2017, aside from letters of credit of $0.8 million, we had no other borrowings outstanding under this credit facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), to allow timely decisions to be made regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a quarterly basis, and as needed.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at

April 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at April 30, 2017, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report and in our fiscal 2016 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for our 2016 fiscal year, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.
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
We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that are otherwise unacceptable to us or our guests. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our guests, our guests could lose confidence in our products or we could face a product recall and our results of operations could suffer and our business, reputation, and brand could be harmed.
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
Any material disruption of our information technology systems or unexpected network interruption could disrupt our business and reduce our sales.
We are increasingly dependent on information technology systems and third-parties to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. The failure of our information technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. In addition, we have e-commerce websites in the United States, Canada, and internationally. Our information technology systems, websites, and operations of third parties on whom we rely, may encounter damage or disruption or slowdown caused by a failure to successfully upgrade systems, system failures, viruses, computer "hackers" or other causes, could cause information, including data related to guest orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of products to our stores and guests or lost sales, which could reduce demand for our products and cause our sales to decline. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose guests. We have limited back-up systems and redundancies, and our information technology systems and websites have experienced system failures and electrical outages in the past which have disrupted our operations. Any significant disruption in our information technology systems or websites could harm our reputation and credibility, and could have a material adverse effect on our business, financial condition and results of operations.
If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our e-commerce business globally, could be materially adversely affected.
Many of our customers shop with us through our e-commerce website and mobile commerce applications. Increasingly, customers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile applications to interact with our customers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our e-commerce business globally and could have a material adverse impact on our business and results of operations.
Risks specific to our e-commerce business also include diversion of sales from our company-operated stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our e-commerce business, as well as damage our reputation and brands.
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
Our limited operating experience and limited brand recognition in new international markets may limit our expansion and cause our business and growth to suffer.
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
We may see higher than anticipated costs associated with, or not realize the benefits of, our efforts to restructure our ivivva business.
In June 2017, we announced that we plan to restructure our ivivva operations to a primarily e-commerce focused business. As part of this effort, we plan to streamline its corporate infrastructure and to close approximately 40 of our 55 ivivva branded company-operated stores. The estimated costs and benefits associated with our restructuring efforts may vary materially based on various factors, including the timing of our execution of the programs, the outcome of negotiations with landlords and other third parties, the accuracy of our sales forecasts, inventory levels, the diversion of management attention from ongoing business activities or a decrease in employee morale, potential employment or other claims and litigation, and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in higher costs than we anticipate or our not realizing all, or any, of the anticipated benefits of these restructuring efforts.
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
The U.S. government could impose a border adjustment tax, which could have a material adverse effect on our business, financial condition and operating results. We are also dependent on international trade agreements and regulations. If the United States were to withdraw from or materially modify certain international trade agreements, our business could be adversely affected.
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
During the first quarter of fiscal 2017, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $32.7 million increase in accumulated other comprehensive loss within stockholders' equity. During the first quarter of fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $68.1 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first quarter of fiscal 2017 would have resulted in additional income from operations of approximately $3.5 million in the first quarter of fiscal 2017. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first quarter of fiscal 2017. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
We have not historically hedged foreign currency fluctuations. However, in the future, in an effort to mitigate these risks, we may enter into derivative financial instruments. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended April 30, 2017 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 30, 2017 - February 26, 2017	—	$—	—	$99,230,880
February 27, 2017 - April 2, 2017	54,322	63.97	54,322	95,755,762
April 3, 2017 - April 30, 2017	180,083	51.78	180,083	86,431,201
Total	234,405		234,405
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2017.

(2)
Our stock repurchase program was approved by our board of directors in December 2016. Common shares generally are repurchased in the open market at prevailing market prices, including under written plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of common shares repurchased depending upon market conditions, eligibility to trade, and other factors. The repurchases may be made through and including December 9, 2018, and the maximum dollar value of shares that may be repurchased is $100.0 million.

The following table provides information regarding our purchases of shares of our common stock during the quarter ended April 30, 2017 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 30, 2017 - February 26, 2017	9,871	$66.54	9,871	5,029,935
February 27, 2017 - April 2, 2017	11,062	63.40	11,062	5,018,873
April 3, 2017 - April 30, 2017	12,410	52.93	12,410	5,006,463
Total	33,343		33,343
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2017.

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

Excluded from this disclosure are shares withheld to settle statutory employee tax withholding related to the vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
On June 1, 2017, we announced that we plan to restructure our ivivva operations to a primarily e-commerce focused business, with a select number of stores in key communities across North America. We plan to close approximately 40 of our 55 ivivva branded company-operated stores and to convert approximately half of the remaining stores to lululemon branded stores. We also plan to close all of our ivivva branded showrooms and other temporary locations and to streamline its corporate infrastructure. We anticipate that we will substantially complete the closures and restructuring by the end of the third quarter of fiscal 2017.
In connection with this restructuring, we expect to recognize total pre-tax costs of between $50.0 million and $60.0 million in fiscal 2017, inclusive of $17.7 million recognized during the first quarter of fiscal 2017.
The total expected costs include the following:

•	between $15.0 million and $17.0 million for long-lived asset impairment and accelerated depreciation;

•	between $30.0 million and $37.0 million for restructuring costs, including lease termination costs, employee related costs, contract termination charges, and other expenses; and

•	between $5.0 million and $6.0 million for inventory write downs, and losses on certain committed inventory and raw material purchases.
We expect the restructuring costs totaling between $30.0 million and $37.0 million to be paid in cash.
These estimates and the actual associated with this restructuring may vary materially based on various factors, including those described in Item 1A of Part II of this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Form of Notice of Grant of Non-Qualified Stock Option and Non-Qualified Stock Option Agreement (with clawback provision)	X

10.2*	Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Unit Agreement (with clawback provision)	X

10.3*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
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
Stuart Haselden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: June 1, 2017

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Form of Notice of Grant of Non-Qualified Stock Option and Non-Qualified Stock Option Agreement (with clawback provision)	X

10.2*	Form of Notice of Grant of Performance-Based Restricted Stock Units and Performance-Based Restricted Stock Unit Agreement (with clawback provision)	X

10.3*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith