Form 10-Q
period 2017-07-30
lululemon athletica inc.
filed 2017-08-31
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At August 28, 2017, there were 125,601,122 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At August 28, 2017, there were outstanding 9,780,927 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at August 28, 2017, the registrant had outstanding 9,780,927 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	July 30, 2017	January 29, 2017
ASSETS
Current assets
Cash and cash equivalents	$721,212	$734,846
Accounts receivable	15,873	9,200
Inventories	316,368	298,432
Prepaid and receivable income taxes	66,161	81,190
Other prepaid expenses and other current assets	51,408	39,069
	1,171,022	1,162,737
Property and equipment, net	426,961	423,499
Goodwill and intangible assets, net	24,749	24,557
Deferred income tax assets	40,016	26,256
Other non-current assets	24,175	20,492
	$1,686,923	$1,657,541
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,049	$24,846
Accrued inventory liabilities	21,292	8,601
Accrued compensation and related expenses	47,920	55,238
Income taxes payable	6,519	30,290
Unredeemed gift card liability	56,170	70,454
Other current liabilities	73,341	52,561
	224,291	241,990
Deferred income tax liabilities	7,668	7,262
Other non-current liabilities	57,155	48,316
	289,114	297,568
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,781 and 9,781 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,781 and 9,781 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 125,697 and 127,304 issued and outstanding	628	637
Additional paid-in capital	272,043	266,622
Retained earnings	1,285,559	1,294,214
Accumulated other comprehensive loss	(160,421)	(201,500)
	1,397,809	1,359,973
	$1,686,923	$1,657,541
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net revenue	$581,054	$514,520	$1,101,361	$1,010,036
Cost of goods sold	283,632	260,359	547,044	516,744
Gross profit	297,422	254,161	554,317	493,292
Selling, general and administrative expenses	225,524	180,202	424,665	361,744
Asset impairment and restructuring costs	3,186	—	15,517	—
Income from operations	68,712	73,959	114,135	131,548
Other income (expense), net	812	578	1,719	92
Income before income tax expense	69,524	74,537	115,854	131,640
Income tax expense	20,813	20,912	35,897	32,679
Net income	$48,711	$53,625	$79,957	$98,961

Other comprehensive income (loss):
Foreign currency translation adjustment	72,854	(28,052)	41,079	45,510
Comprehensive income	$121,565	$25,573	$121,036	$144,471

Basic earnings per share	$0.36	$0.39	$0.59	$0.72
Diluted earnings per share	$0.36	$0.39	$0.58	$0.72
Basic weighted-average number of shares outstanding	136,171	136,987	136,604	137,071
Diluted weighted-average number of shares outstanding	136,303	137,229	136,747	137,309
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 29, 2017	9,781	9,781	$—	127,304	$637	$266,622	$1,294,214	$(201,500)	$1,359,973
Net income							79,957		79,957
Foreign currency translation adjustment								41,079	41,079
Stock-based compensation expense						8,710			8,710
Common stock issued upon settlement of stock-based compensation				141	1	914			915
Shares withheld related to net share settlement of stock-based compensation				(41)	—	(2,024)			(2,024)
Repurchase of common stock				(1,707)	(10)	(2,179)	(88,612)		(90,801)
Balance at July 30, 2017	9,781	9,781	$—	125,697	$628	$272,043	$1,285,559	$(160,421)	$1,397,809
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Two Quarters Ended
	July 30, 2017	July 31, 2016
Cash flows from operating activities
Net income	$79,957	$98,961
Items not affecting cash
Depreciation and amortization	51,569	39,683
Stock-based compensation expense	8,710	8,126
Asset impairment	11,593	—
Changes in operating assets and liabilities
Inventories	(10,041)	16,947
Prepaid and receivable income taxes	15,029	(6,020)
Other prepaid expenses and other current assets	(17,502)	(9,595)
Other non-current assets	(15,620)	(9,317)
Accounts payable	(6,784)	(2,512)
Accrued inventory liabilities	9,571	(8,432)
Accrued compensation and related expenses	(8,970)	(5,967)
Income taxes payable	(25,310)	(6,948)
Unredeemed gift card liability	(15,192)	(12,679)
Other accrued and non-current liabilities	25,028	(1,054)
Net cash provided by operating activities	102,038	101,193
Cash flows from investing activities
Purchase of property and equipment	(49,889)	(71,261)
Net cash used in investing activities	(49,889)	(71,261)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	915	5,079
Taxes paid related to net share settlement of stock-based compensation	(2,024)	(1,605)
Repurchase of common stock	(90,801)	(28,556)
Net cash used in financing activities	(91,910)	(25,082)
Effect of exchange rate changes on cash and cash equivalents	26,127	29,018
(Decrease) increase in cash and cash equivalents	(13,634)	33,868
Cash and cash equivalents, beginning of period	$734,846	$501,482
Cash and cash equivalents, end of period	$721,212	$535,350
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, showrooms, temporary locations, sales to wholesale accounts, warehouse sales, and through license and supply arrangements. Its apparel is marketed under the lululemon and ivivva brand names. The Company operates stores in the United States, Canada, Australia, the United Kingdom, New Zealand, China, Hong Kong, Singapore, South Korea, Germany, Ireland, Japan, Puerto Rico, and Switzerland. There were a total of 421 and 406 company-operated stores in operation as of July 30, 2017 and January 29, 2017, respectively.
On June 1, 2017, the Company announced a plan to restructure its ivivva operations. On August 20, 2017, as part of this plan, the Company closed 47 of the 55 ivivva branded company-operated stores. Of the eight remaining ivivva branded stores, seven are expected to remain in operation and one is expected to be converted to a lululemon branded store. All of the Company's ivivva branded showrooms and other temporary locations have been closed. The Company continues to offer ivivva branded products on its e-commerce websites. Please refer to Note 6 of these unaudited interim consolidated financial statements for further details regarding the ivivva restructuring plans.
Basis of presentation
The unaudited interim consolidated financial statements as of July 30, 2017 and for the quarters and two quarters ended July 30, 2017 and July 31, 2016 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 29, 2017 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 29, 2017, which are included in Item 8 in the Company's fiscal 2016 Annual Report on Form 10-K filed with the SEC on March 29, 2017. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2016 Annual Report on Form 10-K.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"). This ASU supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance. ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. In 2015, the FASB deferred the effective date for this guidance, and in 2016, the FASB issued several updates that clarify the guidance in this topic. ASC 606 may be adopted either on a full retrospective basis or using a modified retrospective method with a cumulative adjustment to equity. This guidance will be adopted by the Company beginning in its first quarter of fiscal 2018. The Company continues to evaluate the impact that this new guidance may have on its consolidated financial statements, and the method of retrospective adoption that it will elect, but does not expect ASC 606 to materially impact the amount, or timing, of its revenue recognition. Under the new requirements, the Company expects to recognize its provision for sales returns on a gross basis, rather than a net basis on the consolidated balance sheets.
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
In March 2016, the FASB amended ASC Topic 718, Stock Compensation simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to account for forfeitures when they occur. The Company adopted this amendment in the first quarter of fiscal 2017 and elected to continue to estimate expected forfeitures. The Company is now required to include excess tax benefits and deficiencies as a component of income tax expense, rather than a component of stockholders' equity. Additionally, the Company retrospectively adjusted its consolidated statement of cash flows for the two quarters ended July 31, 2016 to reclassify excess tax benefits of $1.2 million from financing activities to operating activities.
In August 2017, the FASB amended ASC 815, Derivatives and Hedging to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This guidance will be effective for the Company beginning in its first quarter of fiscal 2019, with early application permitted. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.
NOTE 3. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $8.7 million and $8.1 million for the two quarters ended July 30, 2017 and July 31, 2016, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $51.7 million at July 30, 2017, which is expected to be recognized over a weighted-average period of 2.4 years.

Company stock options, performance-based restricted stock units, restricted shares, and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share, and restricted stock unit activity as of July 30, 2017, and changes during the first two quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at January 29, 2017	918	$59.20	390	$61.05	14	$70.54	360	$62.99
Granted	597	51.91	184	51.90	22	51.72	312	52.08
Exercised/released	26	35.27	—	—	14	70.29	92	65.94
Forfeited	137	57.96	188	53.74	—	—	67	57.08
Balance at July 30, 2017	1,352	$56.56	386	$60.25	22	$51.72	513	$56.60
Exercisable at July 30, 2017	314	$57.57
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following assumptions were used in calculating the fair value of stock options granted in the first two quarters of fiscal 2017:

Two Quarters Ended July 30, 2017
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the quarter ended July 30, 2017, there were 43.5 thousand shares purchased.
Defined contribution pension plans
During the second quarter of fiscal 2016, the Company began offering defined contribution pension plans to its eligible employees in Canada and the United States. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $2.7 million and $0.9 million in the first two quarters of fiscal 2017 and fiscal 2016, respectively.
NOTE 4. FAIR VALUE MEASUREMENT
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•	Level 1 - defined as observable inputs such as quoted prices in active markets;

•	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of July 30, 2017, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	July 30, 2017	Level 1	Level 2	Level 3
	(in thousands)
Net forward currency contract (liabilities) assets	$(1,131)	$—	$(1,131)	$—
The Company records cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company has impaired certain long-lived assets and recorded them at their estimated fair value on a non-recurring basis. The fair value of these long-lived assets was determined using Level 3 inputs, principally the present value of the estimated future cash flows expected from their use and eventual disposition.
NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS
Foreign exchange risk
The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative financial instruments to manage its exposure to certain of these foreign currency exchange rate risks. The Company does not enter into derivative contracts for speculative or trading purposes.
The Company currently hedges against changes in the Canadian dollar to U.S. dollar exchange rate using forward currency contracts.
Net investment hedges
The Company is exposed to foreign exchange gains and losses which arise on translation of its foreign subsidiaries' balance sheets into U.S. dollars. These gains and losses are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity.
The Company holds a significant portion of its assets in Canada and during the quarter ended July 30, 2017 entered into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges for the quarter ended July 30, 2017.
The Company classifies the cash flows at settlement of its net investment hedges within investing activities in the consolidated statements of cash flows.

Derivatives not designated as hedging instruments
The Company is exposed to gains and losses arising from changes in foreign exchange rates associated with transactions which are undertaken by its subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases. These transactions result in the recognition of certain foreign currency denominated monetary assets and liabilities which are remeasured to the quarter-end or settlement date exchange rate. The resulting foreign currency gains and losses are recorded in selling, general and administrative expenses.
During the quarter ended July 30, 2017 the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in of the consolidated statements of cash flows.
Outstanding notional amounts
The Company had foreign exchange forward contracts outstanding with the following notional amounts:

	July 30, 2017	July 31, 2016
	(in thousands)
Derivatives designated as net investment hedges	$78,000	$—
Derivatives not designated in a hedging relationship	65,000	—
The forward currency contracts designated as net investment hedges mature in January 2018.
The forward currency contracts not designated in a hedging relationship mature on different dates between October 2017 and December 2017.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within other prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of July 30, 2017, there were derivative assets of $4.1 million and derivative liabilities of $4.8 million subject to enforceable netting arrangements.
The fair values of forward currency contracts were as follows:

	July 30, 2017	July 31, 2016
	(in thousands)
Derivatives designated as net investment hedges, recognized within:
Other current liabilities	$7,068	$—
Derivatives not designated in a hedging relationship, recognized within:
Other prepaid expenses and other current assets	5,937	—
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income and in the consolidated statement of operations, are as follows:

	July 30, 2017	July 31, 2016
	(in thousands)
Derivatives designated as net investment hedges:
(Loss) gain recognized in other comprehensive income	$(8,925)	$—
Derivatives not designated in a hedging relationship:
Gain (loss) recognized in selling, general and administrative expenses	7,634	—

No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) any of its hedged subsidiaries.
Credit risk
The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to the forward currency contracts. The credit risk amount is the Company's unrealized gains on its derivative instruments, based on foreign currency rates at the time of nonperformance.
The Company's forward currency contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk.
The Company's derivative contracts contain certain credit risk-related contingent features. Under certain circumstances, including an event of default, bankruptcy, termination, and cross default under the Company's revolving credit facility, the Company may be required to make immediate payment for outstanding liabilities under its derivative contracts.
NOTE 6. ASSET IMPAIRMENT AND RESTRUCTURING
On June 1, 2017, the Company announced a plan to restructure its ivivva operations. On August 20, 2017, as part of this plan, the Company closed 47 of its 55 ivivva branded company-operated stores. Of the eight remaining ivivva branded stores, seven are expected to remain in operation and one is expected to be converted to a lululemon branded store. All of the Company's ivivva branded showrooms and other temporary locations have been closed. The Company continues to offer ivivva branded products on its e-commerce websites.
The Company expects the restructuring to be substantially complete by the end of the third quarter of fiscal 2017.
As a result of the closures, the Company currently estimates that it will incur aggregate pre-tax charges of between $50.0 million and $60.0 million in fiscal 2017, inclusive of $23.2 million recognized during the two quarters ended July 30, 2017. The remaining costs, primarily related to lease terminations and employee related costs, are expected to be substantially recognized in the third quarter of fiscal 2017. These estimates are based on significant assumptions and could change materially.
A summary of the pre-tax charges recognized during the second quarter and the first two quarters of fiscal 2017 in connection with the Company's restructuring of its ivivva operations is as follows:

	Quarter Ended July 30, 2017	Two Quarters Ended July 30, 2017
	(In thousands)
Costs recorded in cost of goods sold:
Provision to reduce inventories to net realizable value	$962	$2,904
Expected loss on committed inventory purchases	(941)	2,536
Accelerated depreciation	2,223	2,223
	2,244	7,663
Costs recorded in operating expenses:
Impairment of property and equipment	—	11,593
Employee related costs	2,458	3,196
Lease termination and other restructuring costs	728	728
Asset impairment and restructuring costs	3,186	15,517
Restructuring and related costs	$5,430	$23,180
Income tax recoveries of $1.4 million and $6.1 million were recorded on the above items in the second quarter and the first two quarters of fiscal 2017, respectively. These income tax recoveries are based on the expected annual tax rate of the applicable tax jurisdictions.

Costs recorded in cost of goods sold
During the first two quarters of fiscal 2017, the Company recognized expenses of $7.7 million in cost of goods sold as a result of the restructuring of its ivivva operations. This included $2.9 million to reduce inventories to their estimated net realizable value, and $2.5 million for the losses the Company expects to incur on certain firm inventory and fabric purchase commitments. The liability for the expected losses is included within accrued inventory liabilities on the consolidated balance sheets.
During the second quarter of fiscal 2017, the Company took delivery of inventory that it had previously committed to purchase. As a result, there was a reduction in the Company's liability for expected losses on committed inventory purchases and a corresponding increase in its provision to reduce inventories to net realizable value.
The Company also recorded accelerated depreciation charges of $2.2 million during the first two quarters of fiscal 2017, primarily related to leasehold improvements and furniture and fixtures for stores which have been closed during the third quarter of fiscal 2017.
Costs recorded in operating expenses
The Company recognized asset impairment and restructuring costs of $15.5 million during the first two quarters of fiscal 2017 as a result of the restructuring of its ivivva operations.
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
The fair value of the long-lived assets for each store was determined using Level 3 inputs, principally the present value of the estimated future cash flows expected from their use and eventual disposition.
During the first two quarters of fiscal 2017, the Company recognized employee related expenses as a result of the restructuring of $3.2 million.
The Company recognized lease termination and other restructuring costs of $0.7 million during the first two quarters of fiscal 2017.
NOTE 7. INCOME TAXES
As disclosed in Note 15 to the audited consolidated financial statements included in Item 8 of the Company's fiscal 2016 Annual Report on Form 10-K filed with the SEC on March 29, 2017, the Company finalized a bilateral Advance Pricing Arrangement ("APA") with the Internal Revenue Service ("IRS") and the Canada Revenue Agency ("CRA") during fiscal 2016.
The results for the quarter and two quarters ended July 30, 2017 did not include any discrete items or adjustments related to the APA.
The results for the quarter and two quarters ended July 31, 2016 included net interest expenses of $0.3 million and $1.5 million, respectively, that were recorded in other income (expense), net, and net income tax recoveries of $1.9 million and $7.6 million, respectively, related to the expected outcome of the APA and taxes associated with the anticipated repatriation of foreign earnings.

NOTE 8. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended		Two Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In thousands, except per share amounts)
Net income	$48,711	$53,625	$79,957	$98,961
Basic weighted-average number of shares outstanding	136,171	136,987	136,604	137,071
Assumed conversion of dilutive stock options and awards	132	242	143	238
Diluted weighted-average number of shares outstanding	136,303	137,229	136,747	137,309
Basic earnings per share	$0.36	$0.39	$0.59	$0.72
Diluted earnings per share	$0.36	$0.39	$0.58	$0.72
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the two quarters ended July 30, 2017 and July 31, 2016, 0.2 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450.0 million. This stock repurchase program was completed during the second quarter of fiscal 2016.
On December 1, 2016, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $100.0 million. The common stock generally is repurchased in the open market at prevailing market prices, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors. The repurchases may be made until December 9, 2018. As of July 30, 2017, the remaining aggregate value of shares available to be repurchased under this program was $8.5 million.
During the two quarters ended July 30, 2017 and July 31, 2016, 1.7 million and 0.4 million shares, respectively, were repurchased under the program at a total cost of $90.8 million and $28.6 million, respectively.
Subsequent to July 30, 2017, and up to August 28, 2017, 0.1 million shares were repurchased at a total cost of $5.8 million.
NOTE 9. SUPPLEMENTARY FINANCIAL INFORMATION
For the quarters ended July 30, 2017 and July 31, 2016, there were net foreign exchange and derivative revaluation losses of $1.7 million and gains of $5.1 million, respectively, included within selling, general and administrative expenses.
For the two quarters ended July 30, 2017 and July 31, 2016, there were net foreign exchange and derivative revaluation gains of $4.1 million and losses of $8.5 million, respectively, included within selling, general and administrative expenses.

A summary of certain consolidated balance sheet accounts is as follows:

	July 30, 2017	January 29, 2017
	(In thousands)
Inventories:
Finished goods	$329,535	$306,087
Provision to reduce inventories to net realizable value	(13,167)	(7,655)
	$316,368	$298,432
Property and equipment, net:
Land	$82,358	$78,561
Buildings	39,032	32,174
Leasehold improvements	285,931	273,801
Furniture and fixtures	86,610	84,479
Computer hardware	61,611	58,270
Computer software	187,040	160,835
Equipment and vehicles	14,670	13,704
Accumulated depreciation	(330,291)	(278,325)
	$426,961	$423,499
Goodwill and intangible assets, net:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(947)	(1,263)
	24,549	24,233
Intangibles - reacquired franchise rights	10,150	10,150
Accumulated amortization	(9,942)	(9,807)
Changes in foreign currency exchange rates	(8)	(19)
	200	324
	$24,749	$24,557
Other current liabilities:
Accrued duty, freight, and other operating expenses	$38,871	$27,477
Sales tax collected	12,551	10,182
Accrued rent	4,988	5,562
Other	16,931	9,340
	$73,341	$52,561
Other non-current liabilities:
Deferred lease liability	$27,514	$26,648
Tenant inducements	23,808	21,668
Other	5,833	—
	$57,155	$48,316
As of July 30, 2017, as result of the restructuring of its ivivva operations, the Company had a provision of $2.9 million to reduce the carrying value of certain ivivva branded finished goods inventories to their estimated net realizable value. In addition, the Company had a liability for the losses it expects to incur on certain firm inventory and fabric purchase commitments of $2.5 million. This liability is included within accrued inventory liabilities on the consolidated balance sheets.
Please refer to Note 6 of these unaudited interim consolidated financial statements for further details regarding the ivivva restructuring plans, including impairment of property and equipment, net which was recorded during the first quarter of fiscal 2017.

NOTE 10. SEGMENT REPORTING
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

	Quarter Ended		Two Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In thousands)
Net revenue:
Company-operated stores	$413,944	$381,389	$793,043	$740,093
Direct to consumer	113,049	87,399	210,272	184,965
Other	54,061	45,732	98,046	84,978
	$581,054	$514,520	$1,101,361	$1,010,036
Income from operations before general corporate expense:
Company-operated stores	$92,609	$80,277	$170,139	$153,564
Direct to consumer	40,139	32,644	75,566	71,152
Other	6,952	4,636	9,760	6,720
	139,700	117,557	255,465	231,436
General corporate expense	65,558	43,598	118,150	99,888
Restructuring and related costs	5,430	—	23,180	—
Income from operations	68,712	73,959	114,135	131,548
Other income (expense), net	812	578	1,719	92
Income before income tax expense	$69,524	$74,537	$115,854	$131,640

Capital expenditures:
Company-operated stores	$16,634	$11,515	$23,802	$28,265
Direct to consumer	6,861	4,551	8,841	5,715
Corporate and other	6,515	28,552	17,246	37,281
	$30,010	$44,618	$49,889	$71,261
Depreciation and amortization:
Company-operated stores	$15,881	$14,511	$31,081	$28,295
Direct to consumer	4,353	1,725	6,347	3,054
Corporate and other	8,172	4,261	14,141	8,334
	$28,406	$20,497	$51,569	$39,683
The accelerated depreciation related to the restructuring of the ivivva operations is included in corporate and other in the above breakdown of depreciation and amortization.

NOTE 11. LEGAL PROCEEDINGS
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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2016 Annual Report on Form 10-K filed with the SEC on March 29, 2017.
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
We offer a comprehensive line of apparel and accessories for women and men. We also offer activewear for girls under our ivivva brand name. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for healthy lifestyle and athletic activities such as yoga, running, training, and most other sweaty pursuits. We also offer fitness-related accessories, including an array of items such as bags, socks, underwear, yoga mats, and water bottles.
On June 1, 2017, we announced a plan to restructure our ivivva operations to a primarily e-commerce focused business, with a select number of stores remaining in key communities across North America. On August 20, 2017, as a part of this plan, we closed 47 of our 55 ivivva branded company-operated stores. Of the eight remaining ivivva branded stores, seven are expected to remain in operation and one is expected to be converted to a lululemon branded store. All of our ivivva branded showrooms and other temporary locations have been closed. We continue to offer ivivva branded products on our e-commerce websites. We anticipate that we will substantially complete the restructuring by the end of the third quarter of fiscal 2017.
Financial Highlights
The summary below provides both GAAP and adjusted non-GAAP financial measures. In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $5.4 million in the second quarter of fiscal 2017. The adjusted financial measures exclude these charges and their related tax effects, and also exclude certain discrete items related to our transfer pricing arrangements and taxes on repatriation of foreign earnings which were recognized during the second quarter of fiscal 2016.
For the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016:

•	Net revenue increased 13% to $581.1 million. On a constant dollar basis, net revenue increased 13%.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 7%. On a constant dollar basis, total comparable sales increased by 7%.

–	Comparable store sales increased 2%, or increased by 2% on a constant dollar basis.

–
Direct to consumer net revenue increased 29%, or increased by 30% on a constant dollar basis. During the quarter we held an online warehouse sale. Excluding the impact of this sale, direct to consumer net revenue increased 15%, or increased 16% on a constant dollar basis.

•	Gross profit increased 17% to $297.4 million. Adjusted gross profit increased 18% to $299.7 million.

•	Gross margin increased 180 basis points to 51.2%. Adjusted gross margin increased 220 basis points to 51.6%.

•	Income from operations decreased by 7% to $68.7 million. Adjusted income from operations increased by $0.2 million, or less than 1%, to $74.1 million.

•	Operating margin decreased 260 basis points to 11.8%. Adjusted operating margin decreased by 160 basis points to 12.8%.

•
Income tax expense decreased less than 1% to $20.8 million. Our effective tax rate for the second quarter of fiscal 2017 was 29.9% compared to 28.1% for the second quarter of fiscal 2016. The adjusted effective tax rate was 29.6% in the second quarter of fiscal 2017 compared to 30.5% in the second quarter of fiscal 2016.

•
Diluted earnings per share were $0.36 compared to $0.39 in the second quarter of fiscal 2016. Adjusted diluted earnings per share were $0.39 for the second quarter of fiscal 2017 compared to $0.38 for the second quarter of fiscal 2016.

Refer to the non-GAAP reconciliation tables contained in the "Results of Operations" section of this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue, total comparable sales, comparable store sales, direct to consumer net revenue, and direct to consumer net revenue excluding the online warehouse sale, and adjusted gross profit, gross margin, income from operations, operating margin, effective tax rates, and diluted earnings per share, and the most directly comparable measures calculated in accordance with GAAP.

Results of Operations
Second Quarter Results
The following table summarizes key components of our results of operations for the quarters ended July 30, 2017 and July 31, 2016. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In thousands)		(Percentages)
Net revenue	$581,054	$514,520	100.0%	100.0%
Cost of goods sold	283,632	260,359	48.8	50.6
Gross profit	297,422	254,161	51.2	49.4
Selling, general and administrative expenses	225,524	180,202	38.8	35.0
Asset impairment and restructuring costs	3,186	—	0.6	—
Income from operations	68,712	73,959	11.8	14.4
Other income (expense), net	812	578	0.2	0.1
Income before income tax expense	69,524	74,537	12.0	14.5
Income tax expense	20,813	20,912	3.6	4.1
Net income	$48,711	$53,625	8.4%	10.4%
Net Revenue
Net revenue increased $66.5 million, or 13%, to $581.1 million for the second quarter of fiscal 2017 from $514.5 million for the second quarter of fiscal 2016. On a constant dollar basis, assuming the average exchange rates for the second quarter of fiscal 2017 remained constant with the average exchange rates for the second quarter of fiscal 2016, net revenue increased $68.9 million, or 13%.
The increase in net revenue was primarily due to net revenue generated by new company-operated stores as well as increased direct to consumer net revenue. Total comparable sales, which includes comparable store sales and direct to consumer, increased 7% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Total comparable sales increased 7% on a constant dollar basis.
Net revenue on a segment basis for the quarters ended July 30, 2017 and July 31, 2016 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In thousands)		(Percentages)
Company-operated stores	$413,944	$381,389	71.2%	74.1%
Direct to consumer	113,049	87,399	19.5	17.0
Other	54,061	45,732	9.3	8.9
Net revenue	$581,054	$514,520	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $32.6 million, or 9%, to $413.9 million in the second quarter of fiscal 2017 from $381.4 million in the second quarter of fiscal 2016. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to July 31, 2016, and therefore not included in comparable store sales, contributed $28.9 million to the increase. We have opened 42 net new company-operated stores since the second quarter of fiscal 2016, including 24 stores in the United States, five stores in China, four stores in Canada, three stores in the United Kingdom, two stores in South Korea, and one store in each of Hong Kong, Ireland, Japan, and New Zealand.

•
A comparable store sales increase of 2% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 resulted in a $3.7 million increase to net revenue. Comparable store sales increased 2%, or $4.9 million on a constant dollar basis. The increase in comparable store sales was primarily as a result of increased dollar value per transaction and improved conversion rates. This was partially offset by a decrease in store traffic.
Direct to Consumer. Net revenue from our direct to consumer segment increased $25.7 million, or 29%, to $113.0 million in the second quarter of fiscal 2017 from $87.4 million in the second quarter of fiscal 2016. Direct to consumer net revenue increased 30% on a constant dollar basis. This was primarily as a result of increased website traffic and improved conversion rates. This was partially offset by a decrease in dollar value per transaction. During the second quarter of fiscal 2017, we held online warehouse sales in the United States and Canada which generated net revenue of $12.3 million. We did not hold any warehouse sales during the second quarter of fiscal 2016. Excluding the impact of the online warehouse sales, direct to consumer net revenue increased 15%, or increased 16% on a constant dollar basis.
Other. Net revenue from our other segment increased $8.3 million, or 18%, to $54.1 million in the second quarter of fiscal 2017 from $45.7 million in the second quarter of fiscal 2016. This increase was primarily the result of increased net revenue at existing outlets and due to an increased number of outlets during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. There was also an increase in net revenue from temporary locations. The increase in net revenue from outlets and temporary locations was partially offset by a lower net revenue from showrooms, primarily due to a decreased number of showrooms open during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.
Gross Profit
Gross profit increased $43.3 million, or 17%, to $297.4 million for the second quarter of fiscal 2017 from $254.2 million for the second quarter of fiscal 2016. Gross profit as a percentage of net revenue, or gross margin, was 51.2% in the second quarter of fiscal 2017 compared to 49.4% in the second quarter of fiscal 2016.
Gross margin increased by 180 basis points to 51.2% in the second quarter of fiscal 2017 from 49.4% in the second quarter of fiscal 2016. The increase in gross margin was primarily the result of an increase in product margin of 260 basis points which was primarily due to a favorable mix of higher margin product and lower product costs, partially offset by higher markdowns.
This was partially offset by accelerated depreciation charges related to the restructuring of our ivivva operations of 40 basis points, an unfavorable impact of foreign exchange rates of 20 basis points, an increase in occupancy and depreciation costs of 10 basis points, and an increase in costs related to our product and supply chain departments of 10 basis points.
During the second quarter of fiscal 2017, we recorded accelerated depreciation charges of $2.2 million in cost of goods sold as a result of the restructuring of our ivivva operations. This was primarily related to leasehold improvements and furniture and fittings for stores which have been closed during the third quarter of fiscal 2017. See Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. Excluding these charges, adjusted gross profit increased 18% to $299.7 million, and adjusted gross margin increased 220 basis points to 51.6% compared to the second quarter of fiscal 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $45.3 million, or 25%, to $225.5 million in the second quarter of fiscal 2017 from $180.2 million in the second quarter of fiscal 2016. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $20.8 million, comprised of:

–	an increase in employee costs of $8.3 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations;

–	an increase in variable costs of $3.8 million primarily due to an increase in distribution costs and credit card fees as a result of increased net revenue; and

–
an increase in other costs of $8.7 million primarily due to an increase in digital marketing expenses, website related costs, brand and community costs, and other costs associated with our operating locations; and

•	an increase in head office costs of $17.7 million, comprised of:

–	an increase in employee costs of $5.0 million primarily due to additional employees to support the growth in our business;

–
an increase in other costs of $12.7 million primarily due to a global brand campaign, increases in other brand and community costs, photography costs, professional fees, depreciation, and information technology related costs; and

•
an increase in net foreign exchange and derivative revaluation losses of $6.8 million. There were net foreign exchange and derivative revaluation losses of $1.7 million in the second quarter of fiscal 2017 compared to net foreign exchange revaluation gains of $5.1 million in the second quarter of fiscal 2016. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries. During the second quarter of fiscal 2017 we entered into certain forward currency contracts designed to hedge against changes in the Canadian dollar to U.S. dollar exchange rate. See Note 5 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.

As a percentage of net revenue, selling, general and administrative expenses increased 380 basis points, to 38.8% in the second quarter of fiscal 2017 from 35.0% in the second quarter of fiscal 2016.
Asset Impairment and Restructuring Costs
As a result of the restructuring of our ivivva operations, we recognized restructuring costs of $3.2 million in the second quarter of fiscal 2017. This included employee related costs of $2.5 million and lease termination and other restructuring costs of $0.7 million. We did not have asset impairment and restructuring costs in the second quarter of fiscal 2016. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income from Operations
Income from operations decreased $5.2 million, or 7%, to $68.7 million in the second quarter of fiscal 2017 from $74.0 million in the second quarter of fiscal 2016. Operating margin decreased 260 basis points to 11.8% compared to 14.4% in the second quarter of fiscal 2016.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $5.4 million in the second quarter of fiscal 2017. This includes restructuring costs of $3.2 million, and accelerated depreciation charges of $2.2 million which were recorded in cost of goods sold. Excluding these charges, adjusted income from operations increased by less than 1% to $74.1 million and adjusted operating margin decreased by 160 basis points to 12.8%.
On a segment basis, we determine income from operations without taking into account our general corporate expenses and the costs we incur in connection with the restructuring of our ivivva operations.
Segmented income from operations for the quarters ended July 30, 2017 and July 31, 2016 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In thousands)		(Percentages)
Company-operated stores	$92,609	$80,277	22.4%	21.0%
Direct to consumer	40,139	32,644	35.5	37.4
Other	6,952	4,636	12.9	10.1
Segmented income from operations	139,700	117,557
General corporate expense	65,558	43,598
Restructuring and related costs	5,430	—
Income from operations	$68,712	$73,959
Company-Operated Stores. Income from operations from our company-operated stores segment increased $12.3 million, or 15%, to $92.6 million for the second quarter of fiscal 2017 from $80.3 million for the second quarter of fiscal 2016. The increase was primarily the result of increased gross profit of $23.5 million which was primarily due to increased net revenue from new stores, and higher gross margin. The increase in gross margin was primarily due to a favorable mix of higher margin products, lower product costs, and improved average retail prices. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased store employee costs and operating expenses associated with new stores. Income from operations as a percentage of company-operated stores net revenue increased by 140 basis points primarily due to increased gross margin, partially offset by deleverage of selling, general and administrative expenses.

Direct to Consumer. Income from operations from our direct to consumer segment increased $7.5 million, or 23%, to $40.1 million for the second quarter of fiscal 2017 from $32.6 million for the second quarter of fiscal 2016. The increase was primarily the result of increased gross profit of $16.6 million due to increased website traffic and improved conversion rates, partially offset by a decrease in dollar value per transaction. During the second quarter of fiscal 2017, we held online warehouse sales in the United States and Canada which generated net revenue of $12.3 million. We did not hold any warehouse sales during the second quarter of fiscal 2016. This was partially offset by an increase in selling, general and administrative expenses including higher digital marketing expenses, website related costs, and higher variable costs such as distribution and credit card fees as a result of higher net revenue. Income from operations as a percentage of direct to consumer net revenue decreased by 190 basis points primarily due to deleverage of selling, general and administrative expenses, partially offset by increased gross margin.
Other. Other income from operations increased $2.3 million, or 50%, to $7.0 million for the second quarter of fiscal 2017 from $4.6 million for the second quarter of fiscal 2016. The increase was primarily the result of increased gross profit of $5.3 million which was primarily due to increased net revenue at existing outlets, an increased number of outlets and temporary locations, and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, and increased brand and community costs. Income from operations as a percentage of other net revenue increased by 280 basis points primarily due to an increase in gross margin partially offset by deleverage of selling, general and administrative expenses as a percentage of other net revenue.
General Corporate Expense. General corporate expense increased $22.0 million, or 50%, to $65.6 million for the second quarter of fiscal 2017 from $43.6 million for the second quarter of fiscal 2016. This increase was primarily due to a global brand campaign, increases in other brand and community costs, photography costs, professional fees, depreciation, information technology costs, and head office employee costs. There was also a $6.8 million increase in net foreign exchange and derivative revaluation losses. There were net foreign exchange and derivative revaluation losses of $1.7 million in the second quarter of fiscal 2017 compared to net foreign exchange gains of $5.1 million in the second quarter of fiscal 2016. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries.
Other Income (Expense), Net
Other income, net increased $0.2 million, or 40%, to $0.8 million for the second quarter of fiscal 2017 from income of $0.6 million for the second quarter of fiscal 2016. The second quarter of fiscal 2016 included a net interest expense of $0.3 million in relation to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income Tax Expense
Income tax expense decreased $0.1 million, or less than 1%, to $20.8 million for the second quarter of fiscal 2017 from $20.9 million for the second quarter of fiscal 2016.
The second quarters of fiscal 2017 and fiscal 2016 included certain adjustments which resulted in net income tax recoveries of $1.4 million and $1.9 million, respectively. As outlined in Notes 6 and 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report, these tax recoveries relate to the tax effect of the costs recognized in connection with the ivivva restructuring, and to our transfer pricing arrangements and taxes on repatriation of foreign earnings.
The effective tax rate for the second quarter of fiscal 2017 was 29.9% compared to 28.1% for the second quarter of fiscal 2016. The adjusted effective tax rate was 29.6% for the second quarter of fiscal 2017 compared to 30.5% for the second quarter of fiscal 2016. The decrease in the adjusted effective tax rate compared to the second quarter of fiscal 2016 is primarily due to a decrease in the expected non-deductible stock based compensation expense for fiscal 2017, and due to certain true-ups which were recorded during the second quarter of fiscal 2017 following the finalization of the Company's Canadian tax returns.
Net Income
Net income decreased $4.9 million, or 9%, to $48.7 million for the second quarter of fiscal 2017 from $53.6 million for the second quarter of fiscal 2016. This was primarily due to an increase in selling, general and administrative expenses of $45.3 million and long-lived asset impairment and restructuring costs of $3.2 million, partially offset by an increase in gross profit of $43.3 million, an increase in other income (expense), net of $0.2 million, and a decrease in income tax expense of $0.1 million.

First Two Quarters Results
The following table summarizes key components of our results of operations for the first two quarters ended July 30, 2017 and July 31, 2016. The percentages are presented as a percentage of net revenue.

	Two Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In thousands)		(Percentages)
Net revenue	$1,101,361	$1,010,036	100.0%	100.0%
Cost of goods sold	547,044	516,744	49.7	51.2
Gross profit	554,317	493,292	50.3	48.8
Selling, general and administrative expenses	424,665	361,744	38.6	35.8
Asset impairment and restructuring costs	15,517	—	1.3	—
Income from operations	114,135	131,548	10.4	13.0
Other income (expense), net	1,719	92	0.1	—
Income before income tax expense	115,854	131,640	10.5	13.0
Income tax expense	35,897	32,679	3.2	3.2
Net income	$79,957	$98,961	7.3%	9.8%
Net Revenue
Net revenue increased $91.3 million, or 9%, to $1.101 billion for the first two quarters of fiscal 2017 from $1.010 billion for the first two quarters of fiscal 2016. On a constant dollar basis, assuming the average exchange rates for the first two quarters of fiscal 2017 remained constant with the average exchange rates for the first two quarters of fiscal 2016, net revenue increased $95.2 million, or 9%.
The increase in net revenue was primarily due to net revenue generated by new company-operated stores as well as increased direct to consumer net revenue. Total comparable sales, which includes comparable store sales and direct to consumer, increased 3% in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016. Total comparable sales increased 3% on a constant dollar basis.
Net revenue on a segment basis for the first two quarters ended July 30, 2017 and July 31, 2016 is summarized below. The percentages are presented as a percentage of total net revenue.

	Two Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In thousands)		(Percentages)
Company-operated stores	$793,043	$740,093	72.0%	73.3%
Direct to consumer	210,272	184,965	19.1	18.3
Other	98,046	84,978	8.9	8.4
Net revenue	$1,101,361	$1,010,036	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $53.0 million, or 7%, to $793.0 million in the first two quarters of fiscal 2017 from $740.1 million in the first two quarters of fiscal 2016. Net revenue from company-operated stores we opened or significantly expanded subsequent to July 31, 2016, and therefore not included in comparable store sales, contributed $55.4 million to the increase. We have opened 42 net new company-operated stores since the second quarter of fiscal 2016, including 24 stores in the United States, five stores in China, four stores in Canada, three stores in the United Kingdom, two stores in South Korea, and one store in each of Hong Kong, Ireland, Japan, and New Zealand. The increase in net revenue from our company-operated stores segment was partially offset by a comparable store sales decrease of less than 1% in the first two quarters of fiscal 2017 which resulted in a $2.5 million decrease to net revenue. Comparable store sales decreased less than 1%, or $0.8 million on a constant dollar basis. The decrease in comparable store sales was primarily as a result of decreased traffic, partially offset by increased dollar value per transaction and improved conversion rates.
Direct to Consumer. Net revenue from our direct to consumer segment increased $25.3 million, or 14%, to $210.3 million in the first two quarters of fiscal 2017 from $185.0 million in the first two quarters of fiscal 2016. Direct to consumer net revenue increased 14% on a constant dollar basis. This was primarily as a result of increased website traffic, partially offset by lower conversion rates and a decrease in dollar value per transaction. During the second quarter of fiscal 2017, we held online warehouse sales in the United States and Canada which generated net revenue of $12.3 million. We did not hold any online warehouse sales during the first two quarters of fiscal 2016. Excluding the impact of the online warehouse sales, direct to consumer net revenue increased 7%, or increased 8% on a constant dollar basis.
Other. Net revenue from our other segment increased $13.1 million, or 15%, to $98.0 million in the first two quarters of fiscal 2017 from $85.0 million in the first two quarters of fiscal 2016. This increase was primarily the result of increased net revenue at existing outlets, and an increased number of temporary locations and outlets open during the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016. The increase in net revenue from outlets and temporary locations was partially offset by a lower net revenue from showrooms, primarily due a decreased number of showrooms open during the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016.
Gross Profit
Gross profit increased $61.0 million, or 12%, to $554.3 million for the first two quarters of fiscal 2017 from $493.3 million for the first two quarters of fiscal 2016. Gross profit as a percentage of net revenue, or gross margin, was 50.3% in the first two quarters of fiscal 2017 compared to 48.8% in the first two quarters of fiscal 2016.
Gross margin increased by 150 basis points, to 50.3% in the first two quarters of fiscal 2017 from 48.8% in the first two quarters of fiscal 2016. The increase in gross margin was primarily the result of an increase in product margin of 320 basis points which was primarily due to a favorable mix of higher margin product and lower product costs, partially offset by higher markdowns.
This was partially offset by costs incurred in connection with the restructuring of our ivivva operations of 70 basis points, an increase in occupancy and depreciation costs of 50 basis points, and an increase in costs related to our product and supply chain departments of 50 basis points.
During the first two quarters of fiscal 2017, as a result of the restructuring of our ivivva operations, we recognized costs totaling $7.7 million within costs of goods sold, as outlined in Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. Excluding these charges, adjusted gross profit increased 14% to $562.0 million and adjusted gross margin increased 220 basis points to 51.0% compared to the first two quarters of fiscal 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $62.9 million, or 17%, to $424.7 million in the first two quarters of fiscal 2017 from $361.7 million in the first two quarters of fiscal 2016. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $38.0 million, comprised of:

–	an increase in employee costs of $19.2 million, primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations;

–	an increase in variable costs of $3.1 million, primarily due to an increase in credit card fees and distribution costs, partially offset by a decrease in total packaging costs; and

–
an increase in other costs of $15.7 million, primarily due to an increase in digital marketing expenses, website related costs, brand and community costs, and other costs associated with our operating locations; and

•	an increase in head office costs of $37.5 million, comprised of:

–	an increase in employee costs of $11.3 million primarily due to additional employees to support the growth in our business; and

–
an increase in other costs of $26.2 million primarily due to a global brand campaign, increases in other brand and community costs, professional fees, information technology related costs, and depreciation.

The increase in selling, general and administrative expenses was partially offset by an increase in net foreign exchange and derivative revaluation gains of $12.6 million. There were net foreign exchange and derivative revaluation gains of $4.1 million in the first two quarters of fiscal 2017 compared to net foreign exchange revaluation losses of $8.5 million in the first two quarters of fiscal 2016. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries. During the second quarter of fiscal 2017 we entered into certain forward currency contracts designed to hedge against changes in the Canadian dollar to U.S. dollar exchange rate. See Note 5 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.

As a percentage of net revenue, selling, general and administrative expenses increased 280 basis points, to 38.6% in the first two quarters of fiscal 2017 from 35.8% in the first two quarters of fiscal 2016.
Asset Impairment and Restructuring Costs
As a result of the restructuring of our ivivva operations, we recognized asset impairment and restructuring costs of $15.5 million in the first two quarters of fiscal 2017. This includes long-lived asset impairment charges of $11.6 million, employee related costs of $3.2 million, and lease termination and other restructuring costs of $0.7 million. We did not have asset impairment and restructuring costs in the first two quarters of fiscal 2016. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income from Operations
Income from operations decreased $17.4 million, or 13%, to $114.1 million in the first two quarters of fiscal 2017 from $131.5 million in the first two quarters of fiscal 2016. Operating margin decreased 260 basis points to 10.4% compared to 13.0% in the first two quarters of fiscal 2016.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $23.2 million in the first two quarters of fiscal 2017. This includes long-lived asset impairment and restructuring costs of $15.5 million, inventory write downs of $2.9 million, anticipated losses related to firm inventory purchase commitments of $2.5 million, and accelerated depreciation charges of $2.2 million. Excluding these charges, adjusted income from operations increased by 4% to $137.3 million and adjusted operating margin decreased by 50 basis points to 12.5%.
On a segment basis, we determine income from operations without taking into account our general corporate expenses and the costs we incur in connection with the restructuring of our ivivva operations.
Segmented income from operations for the first two quarters ended July 30, 2017 and July 31, 2016 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Two Quarters Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
	(In thousands)		(Percentages)
Company-operated stores	$170,139	$153,564	21.5%	20.7%
Direct to consumer	75,566	71,152	35.9	38.5
Other	9,760	6,720	10.0	7.9
Segmented income from operations	255,465	231,436
General corporate expense	118,150	99,888
Restructuring and related costs	23,180	—
Income from operations	$114,135	$131,548
Company-Operated Stores. Income from operations from our company-operated stores segment increased $16.6 million, or 11%, to $170.1 million for the first two quarters of fiscal 2017 from $153.6 million for the first two quarters of fiscal 2016. The increase was primarily the result of increased gross profit of $40.8 million which was primarily due to increased net revenue from new stores and higher gross margin. The increase in gross margin was primarily due to a favorable mix of higher margin product, lower product costs, and improved average retail prices. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased store employee costs and increased operating expenses associated with new stores. Income from operations as a percentage of company-operated stores net revenue increased by 80 basis points. The increase in gross margin was partially offset by deleverage of selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $4.4 million, or 6%, to $75.6 million for the first two quarters of fiscal 2017 from $71.2 million for the first two quarters of fiscal 2016. The increase was primarily the result of increased gross profit of $19.3 million as a result of increased net revenue and higher gross margin. Direct to consumer net revenue increased due to increased website traffic, partially offset by lower conversion rates and a decrease in dollar value per transaction. During the second quarter of fiscal 2017, we held online warehouse sales in the United States and Canada which generated net revenue of $12.3 million. We did not hold any online warehouse sales during the first two quarters of fiscal 2016. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses including higher digital marketing expenses, website related costs, and higher variable costs such as distribution and credit card fees as a result of higher net revenue. Income from operations as a percentage of direct to consumer net revenue d ecreased by 260 basis points primarily due to deleverage of selling, general and administrative expenses, partially offset by increased gross margin.
Other. Other income from operations increased $3.0 million, or 45%, to $9.8 million for the first two quarters of fiscal 2017 from $6.7 million for the first two quarters of fiscal 2016. The increase was primarily the result of increased gross profit of $8.6 million which was primarily due to increased net revenue at existing outlets, an increased number of outlets and temporary locations, and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, and increased operating expenses associated with new locations and higher net revenues. Income from operations as a percentage of other net revenue increased by 210 basis points primarily due to an increase in gross margin partially offset by deleverage of selling, general and administrative expenses as a percentage of other net revenue.
General Corporate Expense. General corporate expense increased $18.3 million, or 18%, to $118.2 million for the first two quarters of fiscal 2017 from $99.9 million for the first two quarters of fiscal 2016. This increase was primarily due to increased head office employee costs, a global brand campaign, increases in other brand and community costs, professional fees, information technology related costs, and depreciation. These increases were partially offset by an increase in net foreign exchange and derivative revaluation gains of $12.6 million. There were net foreign exchange and derivative revaluation gains of $4.1 million in the first two quarters of fiscal 2017 compared to net foreign exchange losses of $8.5 million in the first two quarters of fiscal 2016. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries.
Other Income (Expense), Net
Other income, net increased $1.6 million to $1.7 million for the first two quarters of fiscal 2017 from income of $0.1 million for the first two quarters of fiscal 2016. The increase was primarily due to net interest expense of $1.5 million which was recorded in the first two quarters of fiscal 2016 in relation to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income Tax Expense
Income tax expense increased $3.2 million, or 10%, to $35.9 million for the first two quarters of fiscal 2017 from $32.7 million for the first two quarters of fiscal 2016.
The first two quarters of fiscal 2017 and fiscal 2016 included certain tax adjustments which resulted in net income tax recoveries of $6.1 million and $7.6 million, respectively. As outlined in Notes 6 and 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report, the tax recovery recognized in the first two quarters of fiscal 2017 relates to the tax effect of the costs recognized in connection with the ivivva restructuring, the tax recovery recognized in the first two quarters of fiscal 2016 relates to our transfer pricing arrangements and taxes on repatriation of foreign earnings.
The effective tax rate for the first two quarters of fiscal 2017 was 31.0% compared to 24.8% for the first two quarters of fiscal 2016. The adjusted effective tax rate was 30.2% for the first two quarters of fiscal 2017 compared to 30.2% for the first two quarters of fiscal 2016.
Net Income
Net income decreased $19.0 million, or 19%, to $80.0 million for the first two quarters of fiscal 2017 from $99.0 million for the first two quarters of fiscal 2016. This was primarily due to an increase in selling, general and administrative expenses of $62.9 million, long-lived asset impairment and restructuring costs of $15.5 million, and an increase in income tax expense of $3.2 million, partially offset by an increase in gross profit of $61.0 million, and an increase in other income (expense), net of $1.6 million.
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
Non-GAAP Financial Measures
Constant dollar changes in net revenue, total comparable sales, comparable store sales, direct to consumer net revenue, and direct to consumer net revenue excluding the online warehouse sale, and the adjusted financial results are non-GAAP financial measures.
A constant dollar basis assumes the average foreign exchange rates for the period remained constant with the average foreign exchange rates for the same period of the prior year. We provide constant dollar changes in net revenue, total comparable sales, comparable store sales, direct to consumer net revenue, and direct to consumer net revenue excluding the online warehouse sale because we use these measures to understand the underlying growth rate of net revenue excluding the impact of changes in foreign exchange rates. We believe that disclosing these measures on a constant dollar basis is useful to investors because it enables them to better understand the level of growth of our business.
Adjusted gross profit, gross margin, income from operations, operating margin, effective tax rates, and diluted earnings per share exclude the costs recognized in connection with the restructuring of our ivivva operations, its related tax effects, and certain discrete items related to our transfer pricing arrangements and taxes on repatriation of foreign earnings. We believe these adjusted financial measures are useful to investors as the adjustments do not directly relate to our ongoing business operations and therefore do not contribute to a meaningful evaluation of the trend in our operating performance. Furthermore, we do not believe the adjustments are reflective of our expectations of our future operating performance and believe these non-GAAP measures are useful to investors because of their comparability to our historical information.
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
The below changes in net revenue, total comparable sales, comparable store sales, direct to consumer net revenue, and direct to consumer net revenue excluding the online warehouse sale show the change compared to the corresponding period in the prior year.

Constant dollar changes in net revenue, total comparable sales, comparable store sales, direct to consumer net revenue, and direct to consumer net revenue excluding the online warehouse sale

	Quarter Ended July 30, 2017		Two Quarters Ended July 30, 2017
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in net revenue	$66,534	13%	$91,325	9%
Adjustments due to foreign exchange rate changes	2,351	—	3,831	—
Change in net revenue in constant dollars	$68,885	13%	$95,156	9%

	Quarter Ended July 30, 2017	Two Quarters Ended July 30, 2017
Change in total comparable sales[1,2]	7%	3%
Adjustments due to foreign exchange rate changes	—	—
Change in total comparable sales in constant dollars[1,2]	7%	3%

	Quarter Ended July 30, 2017		Two Quarters Ended July 30, 2017
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in comparable store sales[2]	$3,689	2%	$(2,482)	—%
Adjustments due to foreign exchange rate changes	1,168	—	1,694	—
Change in comparable store sales in constant dollars[2]	$4,857	2%	$(788)	—%

	Quarter Ended July 30, 2017	Two Quarters Ended July 30, 2017
	(Percentages)
Change in direct to consumer net revenue	29%	14%
Adjustments due to foreign exchange rate changes	1	—
Change in direct to consumer net revenue in constant dollars	30%	14%

	Quarter Ended July 30, 2017	Two Quarters Ended July 30, 2017
	(Percentages)
Change in direct to consumer net revenue excluding the online warehouse sale	15%	7%
Adjustments due to foreign exchange rate changes	1	1
Change in direct to consumer net revenue excluding the online warehouse sale in constant dollars	16%	8%
__________
1Total comparable sales includes comparable store sales and direct to consumer sales.
2Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded.

Adjusted financial measures
The following tables reconcile adjusted financial measures with the most directly comparable measures calculated in accordance with GAAP. The amounts are in thousands, except for the per share amounts.

	Quarter Ended July 30, 2017			Quarter Ended July 31, 2016
	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)
Gross profit[1]	$297,422	$2,244	$299,666	$254,161	$—	$254,161
Gross margin[1]	51.2%	0.4%	51.6%	49.4%	—%	49.4%
Income from operations[1,2]	68,712	5,430	74,142	73,959	—	73,959
Operating margin[1,2]	11.8%	1.0%	12.8%	14.4%	—%	14.4%
Income before income tax expense[1,2,3]	69,524	5,430	74,954	74,537	270	74,807
Income tax expense[3,4]	20,813	1,390	22,203	20,912	1,926	22,838
Effective tax rate[3,4]	29.9%	(0.3)%	29.6%	28.1%	2.4%	30.5%
Diluted earnings per share[1,2,3,4]	$0.36	$0.03	$0.39	$0.39	$(0.01)	$0.38

	Two Quarters Ended July 30, 2017			Two Quarters Ended July 31, 2016
	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)
Gross profit[1]	$554,317	$7,663	$561,980	$493,292	$—	$493,292
Gross margin[1]	50.3%	0.7%	51.0%	48.8%	—%	48.8%
Income from operations[1,2]	114,135	23,180	137,315	131,548	—	131,548
Operating margin[1,2]	10.4%	2.1%	12.5%	13.0%	—%	13.0%
Income before income tax expense[1,2,3]	115,854	23,180	139,034	131,640	1,510	133,150
Income tax expense[3,4]	35,897	6,073	41,970	32,679	7,570	40,249
Effective tax rate[3,4]	31.0%	(0.8)%	30.2%	24.8%	5.4%	30.2%
Diluted earnings per share[1,2,3,4]	$0.58	$0.13	$0.71	$0.72	$(0.04)	$0.68
__________
1 During the quarter and two quarters ended July 30, 2017, we recognized costs in cost of goods sold totaling $2.2 million and $7.7 million, respectively, to reduce the carrying value of certain ivivva branded inventories to their estimated net realizable value, to record the expected net loss on certain committed inventory purchases, and to record accelerated depreciation.
2 During the quarter and two quarters ended July 30, 2017, we recognized costs in operating expenses totaling $3.2 million and $15.5 million, respectively, for long-lived asset impairment charges and severance costs related to the restructuring of our ivivva operations.
3 The adjustments in the quarter and two quarters ended July 31, 2016 relate to our transfer pricing arrangements and the associated repatriation of foreign earnings and were recorded in other income (expense), net and income tax expense.
4 The adjustment to income tax expense for the quarter and two quarters ended July 30, 2017 represents the tax effect of the ivivva related restructuring adjustments, calculated based on the expected annual tax rate of the applicable tax jurisdictions.
Please refer to Notes 6 and 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information on these adjustments.
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
As of July 30, 2017, our working capital (excluding cash and cash equivalents) was $225.5 million, our cash and cash equivalents were $721.2 million and our capacity under our revolving facility was $148.9 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Two Quarters Ended
	July 30, 2017	July 31, 2016
	(In thousands)
Total cash provided by (used in):
Operating activities	$102,038	$101,193
Investing activities	(49,889)	(71,261)
Financing activities	(91,910)	(25,082)
Effect of exchange rate changes on cash	26,127	29,018
(Decrease) increase in cash and cash equivalents	$(13,634)	$33,868
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items not affecting cash and the effect of changes in operating assets and liabilities.
Cash provided by operating activities increased $0.8 million, to $102.0 million for the first two quarters of fiscal 2017 compared to $101.2 million for the first two quarters of fiscal 2016.
The increase was primarily the result of a $24.1 million increase in expenses that do not affect cash, including depreciation, stock based compensation expense, and asset impairments. This was partially offset by an increase in net cash outflows from changes in operating assets and liabilities of $4.2 million, and a reduction in net income of $19.0 million.
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
Cash used in investing activities decreased $21.4 million to $49.9 million for the first two quarters of fiscal 2017 from $71.3 million for the first two quarters of fiscal 2016. In the second quarter of fiscal 2016 we purchased a land parcel in Vancouver, BC for $19.7 million for general corporate purposes. There has also been a reduction in capital expenditures related to our company-operated stores in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016.
Financing Activities
Cash flows used in or provided by financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities increased $66.8 million, to $91.9 million for the first two quarters of fiscal 2017 compared to $25.1 million for the first two quarters of fiscal 2016.

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
Our cash used in financing activities for the first two quarters of fiscal 2017 included $90.8 million to repurchase 1.7 million shares of our common stock compared to $28.6 million to repurchase 0.4 million shares for the first two quarters of fiscal 2016.
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
As of July 30, 2017, aside from letters of credit of $1.1 million, we had no other borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of July 30, 2017, letters of credit and letters of guarantee totaling $1.1 million had been issued.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our fiscal 2016 Annual Report on Form 10-K filed with the SEC on March 29, 2017, and in Notes 2, 4, and 5 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Operating Locations
Our company-operated stores by brand and by country as of July 30, 2017 and January 29, 2017, are summarized in the table below.

	July 30, 2017	January 29, 2017
lululemon
United States	252	245
Canada	53	51
Australia	27	27
United Kingdom	9	9
New Zealand	6	5
China	5	3
Hong Kong	3	3
Singapore	3	3
South Korea	3	2
Germany	1	1
Ireland	1	—
Japan	1	—
Puerto Rico	1	1
Switzerland	1	1
	366	351
ivivva
United States	42	42
Canada	13	13
	55	55
Total	421	406
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of July 30, 2017, there were five licensed stores, including three in the United Arab Emirates, one in Mexico, and one in Qatar.
On August 20, 2017, as part of the restructuring of our ivivva operations, we closed 47 of our 55 ivivva branded company-operated stores. Of the eight remaining ivivva branded stores, seven are expected to remain in operation and one is expected to be converted to a lululemon branded store.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of July 30, 2017 we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 5 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
In the future, in an effort to reduce foreign exchange risks, we may enter into further derivative financial instruments including hedging additional currency pairs. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A weakening of the U.S. dollar against the Canadian dollar results in:

•	the following impacts to the consolidated statements of operations:

–	an increase in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

–	an increase in our selling, general and administrative expenses incurred by our Canadian operations upon translation into U.S. dollars for the purposes of consolidation;

–	foreign exchange revaluation losses by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities; and

–	derivative valuation gains on forward currency contracts not designated in a hedging relationship;

•	the following impacts to the consolidated balance sheets:

–	an increase in the foreign currency translation adjustment which arises on the translation of our Canadian subsidiaries' balance sheets into U.S. dollars; and

–	a decrease in the foreign currency translation adjustment from derivative valuation losses on forward currency contracts, entered into as net investment hedges of a Canadian subsidiary.
During the first two quarters of fiscal 2017, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $76.9 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first two quarters of fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $44.0 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% depreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first two quarters of fiscal 2017 would have resulted in lower income from operations of approximately $7.6 million in the first two quarters of fiscal 2017. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first two quarters of fiscal 2017. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our revolving credit facility provides us with available borrowings in an amount up to $150.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of July 30, 2017, aside from letters of credit of $1.1 million, we had no other borrowings outstanding under this credit facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Credit Risk. We are primarily exposed to credit-related losses in the event of nonperformance by the counterparties to the forward currency contracts. The credit risk amount is our unrealized gains on our derivative instruments, based on foreign currency rates at the time of nonperformance. Our forward currency contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at July 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 30, 2017, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended July 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 11 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report and in our fiscal 2016 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
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
We rely on our distribution facilities for substantially all of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means their operations may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In addition, because substantially all of our products are distributed from four locations, our operations could also be interrupted by labor difficulties, extreme or severe weather conditions or by floods, fires or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet guest expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies could be harmed.
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
In June 2017, we announced a plan to restructure our ivivva operations to a primarily e-commerce focused business. In August 2017, as part of this effort, we closed 47 of our 55 ivivva branded company-operated stores. The estimated costs and benefits associated with our restructuring efforts may vary materially based on various factors, including the timing of our execution of the programs, the outcome of negotiations with landlords and other third parties, the accuracy of our sales forecasts, inventory levels, the diversion of management attention from ongoing business activities or a decrease in employee morale, potential employment or other claims and litigation, and changes in management's assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in higher costs than we anticipate or our not realizing all, or any, of the anticipated benefits of these restructuring efforts.
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
From time to time, we may enter into forward currency contracts, or other derivative instruments, in an effort to mitigate the foreign exchange risks which we are exposed to. This may include entering into forward currency contracts to hedge against the foreign exchange gains and losses which arise on translation of our foreign subsidiaries' balance sheets into U.S. dollars, or entering into forward currency contracts in an effort to reduce our exposure to foreign exchange revaluation gains and losses that arise on monetary assets and liabilities held by our subsidiaries in a currency other than their functional currency. Please refer to Note 5 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts of our forward currency contracts outstanding.
Although we use financial instruments to hedge certain foreign currency risks, these measures may not succeed in fully offsetting the negative impact of foreign currency rate movements.
We are exposed to credit-related losses in the event of nonperformance by the counterparties to the forward currency contracts.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended July 30, 2017 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1, 2017 - May 28, 2017	201,803	$51.30	201,803	$76,077,952
May 29, 2017 - July 2, 2017	1,173,550	52.67	1,173,550	14,267,100
July 3, 2017 - July 30, 2017	97,712	59.39	97,712	8,463,723
Total	1,473,065		1,473,065
__________

(1)	Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2017.

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

The following table provides information regarding our purchases of shares of our common stock during the quarter ended July 30, 2017 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1, 2017 - May 28, 2017	13,901	$50.68	13,901	4,992,562
May 29, 2017 - July 2, 2017	18,815	55.48	18,815	4,973,747
July 3, 2017 - July 30, 2017	10,784	60.49	10,784	4,962,963
Total	43,500		43,500
__________

(1)	Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2017.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Second Amendment to Executive Employment Agreement, effective as of May 12, 2017, between lululemon athletica inc. and Stuart C. Haselden	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
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
Stuart Haselden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: August 31, 2017

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Second Amendment to Executive Employment Agreement, effective as of May 12, 2017, between lululemon athletica inc. and Stuart C. Haselden	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith