Form 10-Q
period 2017-10-29
lululemon athletica inc.
filed 2017-12-06
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2017
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
N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 1, 2017, there were 125,599,066 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At December 1, 2017, there were outstanding 9,780,927 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at December 1, 2017, the registrant had outstanding 9,780,927 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	October 29, 2017	January 29, 2017
ASSETS
Current assets
Cash and cash equivalents	$650,054	$734,846
Accounts receivable	21,281	9,200
Inventories	396,892	298,432
Prepaid and receivable income taxes	77,625	81,190
Other prepaid expenses and other current assets	42,496	39,069
	1,188,348	1,162,737
Property and equipment, net	440,403	423,499
Goodwill and intangible assets, net	24,476	24,557
Deferred income tax assets	37,583	26,256
Other non-current assets	29,639	20,492
	$1,720,449	$1,657,541
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,113	$24,846
Accrued inventory liabilities	23,420	8,601
Accrued compensation and related expenses	62,387	55,238
Income taxes payable	4,403	30,290
Unredeemed gift card liability	52,500	70,454
Lease termination liabilities	12,164	—
Other current liabilities	71,590	52,561
	240,577	241,990
Deferred income tax liabilities	—	7,262
Other non-current liabilities	58,596	48,316
	299,173	297,568
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,781 and 9,781 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,781 and 9,781 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 125,592 and 127,304 issued and outstanding	628	637
Additional paid-in capital	275,871	266,622
Retained earnings	1,336,216	1,294,214
Accumulated other comprehensive loss	(191,439)	(201,500)
	1,421,276	1,359,973
	$1,720,449	$1,657,541
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net revenue	$619,018	$544,416	$1,720,379	$1,554,452
Cost of goods sold	297,056	265,990	844,100	782,734
Gross profit	321,962	278,426	876,279	771,718
Selling, general and administrative expenses	215,367	185,451	640,032	547,195
Asset impairment and restructuring costs	21,007	—	36,524	—
Income from operations	85,588	92,975	199,723	224,523
Other income (expense), net	1,052	628	2,771	720
Income before income tax expense	86,640	93,603	202,494	225,243
Income tax expense	27,696	25,318	63,593	57,997
Net income	$58,944	$68,285	$138,901	$167,246

Other comprehensive (loss) income:
Foreign currency translation adjustment	(31,018)	(24,748)	10,061	20,762
Comprehensive income	$27,926	$43,537	$148,962	$188,008

Basic earnings per share	$0.44	$0.50	$1.02	$1.22
Diluted earnings per share	$0.43	$0.50	$1.02	$1.22
Basic weighted-average number of shares outstanding	135,364	137,033	136,191	137,095
Diluted weighted-average number of shares outstanding	135,578	137,237	136,357	137,321
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 29, 2017	9,781	9,781	$—	127,304	$637	$266,622	$1,294,214	$(201,500)	$1,359,973
Net income							138,901		138,901
Foreign currency translation adjustment								10,061	10,061
Stock-based compensation expense						13,048			13,048
Common stock issued upon settlement of stock-based compensation				194	1	1,647			1,648
Shares withheld related to net share settlement of stock-based compensation				(58)	—	(3,086)			(3,086)
Repurchase of common stock				(1,848)	(10)	(2,360)	(96,899)		(99,269)
Balance at October 29, 2017	9,781	9,781	$—	125,592	$628	$275,871	$1,336,216	$(191,439)	$1,421,276
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Three Quarters Ended
	October 29, 2017	October 30, 2016
Cash flows from operating activities
Net income	$138,901	$167,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,129	63,641
Deferred income taxes	(18,385)	—
Stock-based compensation expense	13,048	12,939
Asset impairment for ivivva restructuring	11,593	—
Settlement of derivatives not designated in a hedging relationship	4,178	—
Changes in operating assets and liabilities:
Inventories	(95,475)	(73,660)
Prepaid and receivable income taxes	3,565	(30,580)
Other prepaid expenses and other current assets	(14,885)	(13,471)
Other non-current assets	8,126	(8,804)
Accounts payable	(11,141)	(1,558)
Accrued inventory liabilities	14,602	5,270
Accrued compensation and related expenses	6,579	8,835
Income taxes payable	(26,420)	(17,563)
Unredeemed gift card liability	(18,272)	(14,123)
Lease termination liabilities	12,164	—
Other accrued and non-current liabilities	23,002	487
Net cash provided by operating activities	131,309	98,659
Cash flows from investing activities
Purchase of property and equipment	(107,128)	(106,168)
Settlement of net investment hedges	(4,599)	—
Other investing activities	(8,324)	—
Net cash used in investing activities	(120,051)	(106,168)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	1,648	5,959
Taxes paid related to net share settlement of stock-based compensation	(3,086)	(2,691)
Repurchase of common stock	(99,269)	(28,556)
Net cash used in financing activities	(100,707)	(25,288)
Effect of exchange rate changes on cash and cash equivalents	4,657	11,701
(Decrease) increase in cash and cash equivalents	(84,792)	(21,096)
Cash and cash equivalents, beginning of period	$734,846	$501,482
Cash and cash equivalents, end of period	$650,054	$480,386
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, showrooms, temporary locations, sales to wholesale accounts, license and supply arrangements, and through warehouse sales. Its apparel is marketed under the lululemon and ivivva brand names. The Company operates stores in the United States, Canada, Australia, the United Kingdom, China, New Zealand, Hong Kong, Singapore, South Korea, Germany, Ireland, Japan, Puerto Rico, Switzerland, and Taiwan. There were a total of 388 and 406 company-operated stores in operation as of October 29, 2017 and January 29, 2017, respectively.
On June 1, 2017, the Company announced a plan to restructure its ivivva operations. On August 20, 2017, as part of this plan, the Company closed 48 of its 55 ivivva branded company-operated stores. The seven remaining ivivva branded stores remain in operation and are not expected to close. All of the Company's ivivva branded showrooms and other temporary locations have been closed. The Company continues to offer ivivva branded products on its e-commerce websites. Please refer to Note 6 of these unaudited interim consolidated financial statements for further details regarding the ivivva restructuring.
Basis of presentation
The unaudited interim consolidated financial statements as of October 29, 2017 and for the quarters and three quarters ended October 29, 2017 and October 30, 2016 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 29, 2017 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 29, 2017, which are included in Item 8 in the Company's fiscal 2016 Annual Report on Form 10-K filed with the SEC on March 29, 2017. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2016 Annual Report on Form 10-K.
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
In March 2016, the FASB amended ASC Topic 718, Stock Compensation simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to account for forfeitures when they occur. The Company adopted this amendment in the first quarter of fiscal 2017 and elected to continue to estimate expected forfeitures. The Company is now required to include excess tax benefits and deficiencies as a component of income tax expense, rather than a component of stockholders' equity. Additionally, the Company retrospectively adjusted its consolidated statement of cash flows for the three quarters ended October 30, 2016 to reclassify excess tax benefits of $1.3 million from financing activities to operating activities.
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
Stock-based compensation expense charged to income for the plans was $13.0 million and $12.9 million for the three quarters ended October 29, 2017 and October 30, 2016, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $40.2 million at October 29, 2017, which is expected to be recognized over a weighted-average period of 2.3 years.

Company stock options, performance-based restricted stock units, restricted shares, and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share, and restricted stock unit activity as of October 29, 2017, and changes during the first three quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at January 29, 2017	918	$59.20	390	$61.05	14	$70.54	360	$62.99
Granted	614	52.16	191	52.21	24	52.38	332	52.65
Exercised/released	40	40.70	—	—	14	70.29	131	60.74
Forfeited	247	58.18	224	54.72	3	51.72	111	57.18
Balance at October 29, 2017	1,245	$56.53	357	$60.30	21	$52.45	450	$57.46
Exercisable at October 29, 2017	350	$56.14
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following assumptions were used in calculating the fair value of stock options granted in the first three quarters of fiscal 2017:

Three Quarters Ended October 29, 2017
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the quarter ended October 29, 2017, there were 34.2 thousand shares purchased.
Defined contribution pension plans
During the second quarter of fiscal 2016, the Company began offering defined contribution pension plans to its eligible employees in Canada and the United States. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $3.9 million and $1.6 million in the first three quarters of fiscal 2017 and fiscal 2016, respectively.
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
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of October 29, 2017, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	October 29, 2017	Level 1	Level 2	Level 3
	(In thousands)
Net forward currency contract (liabilities) assets	$(583)	$—	$(583)	$—
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
As a result of the ivivva restructuring, the Company recorded lease termination liabilities of $12.2 million, determined using Level 3 inputs based on remaining lease rentals and reduced by estimated sublease income.
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
The Company holds a significant portion of its assets in Canada and during the three quarters ended October 29, 2017, it entered into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges for the three quarters ended October 29, 2017.

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
During the three quarters ended October 29, 2017 the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Outstanding notional amounts
The Company had foreign exchange forward contracts outstanding with the following notional amounts:

	October 29, 2017	October 30, 2016
	(In thousands)
Derivatives designated as net investment hedges	$50,000	$—
Derivatives not designated in a hedging relationship	40,000	—
The forward currency contracts designated as net investment hedges mature in January 2018.
The forward currency contracts not designated in a hedging relationship mature on different dates between November 2017 and December 2017.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within other prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of October 29, 2017, there were derivative assets of $1.2 million and derivative liabilities of $1.5 million subject to enforceable netting arrangements.
The fair values of forward currency contracts were as follows:

	October 29, 2017	October 30, 2016
	(In thousands)
Derivatives designated as net investment hedges, recognized within:
Other current liabilities	$2,902	$—
Derivatives not designated in a hedging relationship, recognized within:
Other prepaid expenses and other current assets	2,319	—

The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income and in the consolidated statement of operations, are as follows:

	Quarter Ended		Three Quarters Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
	(In thousands)
Derivatives designated as net investment hedges:
Gain (loss) recognized in other comprehensive income	$1,424	$—	$(7,501)	$—
Derivatives not designated in a hedging relationship:
(Loss) gain recognized in selling, general and administrative expenses	(1,137)	—	6,497	—
No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
Credit risk
The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to the forward currency contracts. The credit risk amount is the Company's unrealized gains on its derivative instruments, based on foreign currency rates at the time of nonperformance.
The Company's forward currency contracts are entered into with large, reputable financial institutions that are monitored by the Company for counterparty risk.
The Company's derivative contracts contain certain credit risk-related contingent features. Under certain circumstances, including an event of default, bankruptcy, termination, and cross default under the Company's revolving credit facility, the Company may be required to make immediate payment for outstanding liabilities under its derivative contracts.
NOTE 6. ASSET IMPAIRMENT AND RESTRUCTURING
On June 1, 2017, the Company announced a plan to restructure its ivivva operations. On August 20, 2017, as part of this plan, the Company closed 48 of its 55 ivivva branded company-operated stores. The seven remaining ivivva branded stores remain in operation and are not expected to close. All of the Company's ivivva branded showrooms and other temporary locations have been closed. The Company continues to offer ivivva branded products on its e-commerce websites.
As a result of the closures, the Company recognized aggregate pre-tax charges of $45.4 million during the three quarters ended October 29, 2017. The restructuring was substantially completed during the third quarter of fiscal 2017.

A summary of the pre-tax charges recognized during the third quarter and the first three quarters of fiscal 2017 in connection with the Company's restructuring of its ivivva operations is as follows:

	Quarter Ended October 29, 2017	Three Quarters Ended October 29, 2017
	(In thousands)
Costs recorded in cost of goods sold:
Provision to reduce inventories to net realizable value	$1,934	$4,838
Loss (reversal of loss) on committed inventory purchases	(2,286)	250
Accelerated depreciation	1,530	3,753
	1,178	8,841
Costs recorded in operating expenses:
Lease termination costs	19,441	19,884
Impairment of property and equipment	—	11,593
Employee related costs	804	4,000
Other restructuring costs	762	1,047
Asset impairment and restructuring costs	21,007	36,524
Restructuring and related costs	$22,185	$45,365
Income tax recoveries of $5.8 million and $11.9 million were recorded on the above items in the third quarter and the first three quarters of fiscal 2017, respectively. These income tax recoveries are based on the expected annual tax rate of the applicable tax jurisdictions.
Costs recorded in cost of goods sold
During the first three quarters of fiscal 2017, the Company recognized expenses of $8.8 million in cost of goods sold as a result of the restructuring of its ivivva operations. This included $4.8 million to reduce inventories to their estimated net realizable value, and $0.3 million for the losses the Company expects to incur on certain firm inventory and fabric purchase commitments. The liability for the expected losses is included within accrued inventory liabilities on the consolidated balance sheets.
During the second and third quarters of fiscal 2017, the Company took delivery of inventory that it had previously committed to purchase. As a result, there was a reduction in the Company's liability for expected losses on committed inventory purchases and a corresponding increase in its provision to reduce inventories to net realizable value.
The Company also recorded accelerated depreciation charges of $3.8 million during the first three quarters of fiscal 2017, primarily related to leasehold improvements and furniture and fixtures for stores that closed during the third quarter of fiscal 2017.
Costs recorded in operating expenses
The Company recognized asset impairment and restructuring costs of $36.5 million during the first three quarters of fiscal 2017 as a result of the restructuring of its ivivva operations.
As a result of the plan to close the majority of the ivivva branded locations, the long-lived assets of each ivivva branded location were tested for impairment as of April 30, 2017. For impaired locations, a loss was recognized representing the difference between the net book value of the long-lived assets and their estimated fair value. Impairment losses totaling $11.6 million were recognized during the first quarter of fiscal 2017. These losses primarily relate to leasehold improvements and furniture and fixtures of the company-operated stores segment. These assets were retired during the third quarter of fiscal 2017 in conjunction with the closures of the company-operated stores.
The fair value of the long-lived assets for each store was determined using Level 3 inputs, principally the present value of the estimated future cash flows expected from their use and eventual disposition.
During the first three quarters of fiscal 2017, the Company recognized employee related expenses as a result of the restructuring of $4.0 million.

The Company recognized lease termination costs of $19.9 million during the first three quarters of fiscal 2017. As of October 29, 2017, the Company had lease termination liabilities of $12.2 million. During the first three quarters of fiscal 2017, the Company also recognized other restructuring costs of $1.0 million.
NOTE 7. INCOME TAXES
As disclosed in Note 15 to the audited consolidated financial statements included in Item 8 of the Company's fiscal 2016 Annual Report on Form 10-K filed with the SEC on March 29, 2017, the Company finalized a bilateral Advance Pricing Arrangement ("APA") with the Internal Revenue Service ("IRS") and the Canada Revenue Agency ("CRA") during fiscal 2016.
The results for the quarter and three quarters ended October 29, 2017 did not include any discrete items or adjustments related to the APA.
The results for the quarter and three quarters ended October 30, 2016 included net interest expenses of $0.2 million and $1.7 million, respectively, that were recorded in other income (expense), net, and net income tax recoveries of $4.0 million and $11.6 million, respectively, related to the expected outcome of the APA and taxes associated with the anticipated repatriation of foreign earnings.
NOTE 8. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended		Three Quarters Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
	(In thousands, except per share amounts)
Net income	$58,944	$68,285	$138,901	$167,246
Basic weighted-average number of shares outstanding	135,364	137,033	136,191	137,095
Assumed conversion of dilutive stock options and awards	214	204	166	226
Diluted weighted-average number of shares outstanding	135,578	137,237	136,357	137,321
Basic earnings per share	$0.44	$0.50	$1.02	$1.22
Diluted earnings per share	$0.43	$0.50	$1.02	$1.22
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the three quarters ended October 29, 2017 and October 30, 2016, 0.2 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On June 11, 2014, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $450.0 million. This stock repurchase program was completed during the second quarter of fiscal 2016.
On December 1, 2016, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $100.0 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors. This stock repurchase program was completed during the third quarter of fiscal 2017.
During the three quarters ended October 29, 2017 and October 30, 2016, 1.8 million and 0.4 million shares, respectively, were repurchased under the program at a total cost of $99.3 million and $28.6 million, respectively.
NOTE 9. SUPPLEMENTARY FINANCIAL INFORMATION
For the quarters ended October 29, 2017 and October 30, 2016, there were net foreign exchange and derivative revaluation gains of $2.7 million and $4.3 million, respectively, included within selling, general and administrative expenses.
For the three quarters ended October 29, 2017 and October 30, 2016, there were net foreign exchange and derivative revaluation gains of $6.9 million and losses of $4.1 million, respectively, included within selling, general and administrative expenses.

A summary of certain consolidated balance sheet accounts is as follows:

	October 29, 2017	January 29, 2017
	(In thousands)
Inventories:
Finished goods	$412,648	$306,087
Provision to reduce inventories to net realizable value	(15,756)	(7,655)
	$396,892	$298,432
Property and equipment, net:
Land	$79,852	$78,561
Buildings	38,144	32,174
Leasehold improvements	289,775	273,801
Furniture and fixtures	88,545	84,479
Computer hardware	63,882	58,270
Computer software	199,601	160,835
Equipment and vehicles	14,858	13,704
Accumulated depreciation and impairment	(334,254)	(278,325)
	$440,403	$423,499
Goodwill and intangible assets, net:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,156)	(1,263)
	24,340	24,233
Intangibles - reacquired franchise rights	10,150	10,150
Accumulated amortization	(10,009)	(9,807)
Changes in foreign currency exchange rates	(5)	(19)
	136	324
	$24,476	$24,557
Other non-current assets:
Security deposits	$10,484	$9,009
Deferred lease assets	10,099	10,560
Other	9,056	923
	$29,639	$20,492
Other current liabilities:
Accrued duty, freight, and other operating expenses	$42,923	$27,477
Sales tax collected	11,686	10,182
Accrued rent	5,620	5,562
Other	11,361	9,340
	$71,590	$52,561
Other non-current liabilities:
Deferred lease liabilities	$26,763	$26,648
Tenant inducements	26,199	21,668
Other	5,634	—
	$58,596	$48,316
As of October 29, 2017, as a result of the restructuring of its ivivva operations, the Company had a provision of $4.8 million to reduce the carrying value of certain ivivva branded finished goods inventories to their estimated net realizable value. In addition, the Company had a liability for the losses it expects to incur on certain firm inventory and fabric purchase commitments of $0.3 million. This liability is included within accrued inventory liabilities on the consolidated balance sheets.

Please refer to Note 6 of these unaudited interim consolidated financial statements for further details regarding the ivivva restructuring plans, including impairment of property and equipment, net which was recorded during the first quarter of fiscal 2017.
NOTE 10. SEGMENT REPORTING
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites. Outlets, showrooms, temporary locations, sales to wholesale accounts, license and supply arrangements, and warehouse sale net revenue have been combined into other. Information for these segments is detailed in the table below:

	Quarter Ended		Three Quarters Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
	(In thousands)
Net revenue:
Company-operated stores	$425,084	$393,506	$1,218,127	$1,133,599
Direct to consumer	131,181	104,013	341,453	288,978
Other	62,753	46,897	160,799	131,875
	$619,018	$544,416	$1,720,379	$1,554,452
Income from operations before general corporate expense:
Company-operated stores	$97,015	$91,497	$267,178	$245,056
Direct to consumer	52,201	43,588	127,746	114,744
Other	9,319	5,709	19,076	12,430
	158,535	140,794	414,000	372,230
General corporate expense	50,762	47,819	168,912	147,707
Restructuring and related costs	22,185	—	45,365	—
Income from operations	85,588	92,975	199,723	224,523
Other income (expense), net	1,052	628	2,771	720
Income before income tax expense	$86,640	$93,603	$202,494	$225,243

Capital expenditures:
Company-operated stores	$29,747	$18,932	$53,549	$47,197
Direct to consumer	7,582	3,711	16,423	9,425
Corporate and other	19,910	12,263	37,156	49,546
	$57,239	$34,906	$107,128	$106,168
Depreciation and amortization:
Company-operated stores	$16,549	$15,735	$47,630	$44,030
Direct to consumer	3,740	1,854	10,087	4,908
Corporate and other	8,271	6,370	22,412	14,703
	$28,560	$23,959	$80,129	$63,641
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
NOTE 12. SUBSEQUENT EVENT
The Company evaluates events or transactions that occur after the balance sheet date through to the date which the financial statements are issued, for potential recognition or disclosure in its unaudited interim consolidated financial statements in accordance with ASC Topic 855, Subsequent Events ("ASC 855").
On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200 million of its common shares in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements, and the repurchase program is expected to be completed in two years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
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
On June 1, 2017, we announced a plan to restructure our ivivva operations to a primarily e-commerce focused business, with a select number of stores remaining in key communities across North America. The restructuring was substantially completed during the third quarter of fiscal 2017. On August 20, 2017, as a part of the restructuring plan, we closed 48 of our 55 ivivva branded company-operated stores. The seven remaining ivivva branded stores remain in operation and are not expected to close. All of our ivivva branded showrooms and other temporary locations have been closed. We continue to offer ivivva branded products on our e-commerce websites.
Financial Highlights
The summary below provides both GAAP and adjusted non-GAAP financial measures. In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $22.2 million in the third quarter of fiscal 2017. The adjusted financial measures exclude these charges and their related tax effects, and also exclude certain discrete items related to our transfer pricing arrangements and taxes on repatriation of foreign earnings which were recognized during the third quarter of fiscal 2016.
For the third quarter of fiscal 2017, compared to the third quarter of fiscal 2016:

•	Net revenue increased 14% to $619.0 million. On a constant dollar basis, net revenue increased 12%.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 8%. On a constant dollar basis, total comparable sales increased 7%.

–	Comparable store sales increased 2%, or increased 1% on a constant dollar basis.

–	Direct to consumer net revenue increased 26%, or increased 25% on a constant dollar basis.

•	Gross profit increased 16% to $322.0 million. Adjusted gross profit increased 16% to $323.1 million.

•	Gross margin increased 90 basis points to 52.0%. Adjusted gross margin increased 110 basis points to 52.2%.

•	Income from operations decreased 8% to $85.6 million. Adjusted income from operations increased 16% to $107.8 million.

•	Operating margin decreased 330 basis points to 13.8%. Adjusted operating margin increased 30 basis points to 17.4%.

•
Income tax expense increased 9% to $27.7 million. Our effective tax rate for the third quarter of fiscal 2017 was 32.0% compared to 27.0% for the third quarter of fiscal 2016. The adjusted effective tax rate was 30.8% in the third quarter of fiscal 2017 compared to 31.3% in the third quarter of fiscal 2016.

•
Diluted earnings per share were $0.43 compared to $0.50 in the third quarter of fiscal 2016. Adjusted diluted earnings per share were $0.56 for the third quarter of fiscal 2017 compared to $0.47 for the third quarter of fiscal 2016.

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
Results of Operations
Third Quarter Results
The following table summarizes key components of our results of operations for the quarters ended October 29, 2017 and October 30, 2016. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
	(In thousands)		(Percentages)
Net revenue	$619,018	$544,416	100.0%	100.0%
Cost of goods sold	297,056	265,990	48.0	48.9
Gross profit	321,962	278,426	52.0	51.1
Selling, general and administrative expenses	215,367	185,451	34.8	34.1
Asset impairment and restructuring costs	21,007	—	3.4	—
Income from operations	85,588	92,975	13.8	17.1
Other income (expense), net	1,052	628	0.2	0.1
Income before income tax expense	86,640	93,603	14.0	17.2
Income tax expense	27,696	25,318	4.5	4.7
Net income	$58,944	$68,285	9.5%	12.5%
Net Revenue
Net revenue increased $74.6 million, or 14%, to $619.0 million for the third quarter of fiscal 2017 from $544.4 million for the third quarter of fiscal 2016. On a constant dollar basis, assuming the average exchange rates for the third quarter of fiscal 2017 remained constant with the average exchange rates for the third quarter of fiscal 2016, net revenue increased $67.8 million, or 12%.
The increase in net revenue was primarily due to net revenue generated by new company-operated stores as well as increased direct to consumer net revenue. Total comparable sales, which includes comparable store sales and direct to consumer, increased 8% in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Total comparable sales increased 7% on a constant dollar basis.
Net revenue on a segment basis for the quarters ended October 29, 2017 and October 30, 2016 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
	(In thousands)		(Percentages)
Company-operated stores	$425,084	$393,506	68.7%	72.3%
Direct to consumer	131,181	104,013	21.2	19.1
Other	62,753	46,897	10.1	8.6
Net revenue	$619,018	$544,416	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $31.6 million, or 8%, to $425.1 million in the third quarter of fiscal 2017 from $393.5 million in the third quarter of fiscal 2016. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to October 30, 2016, and therefore not included in comparable store sales, contributed $33.7 million to the increase. We opened 46 net new lululemon branded company-operated stores since the third quarter of fiscal 2016, including 30 stores in North America, 13 stores in Asia Pacific, and three stores in Europe.

•
A comparable store sales increase of 2% in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 resulted in a $6.6 million increase to net revenue. Comparable store sales increased 1%, or $3.0 million on a constant dollar basis. The increase in comparable store sales was primarily a result of improved conversion rates and increased dollar value per transaction. This was partially offset by a decrease in store traffic, due in part to shifting retail traffic trends from in-store to online.

The closure of 48 of our ivivva branded company-operated stores as part of the restructuring of our ivivva operations in the third quarter of fiscal 2017 reduced our net revenue from company-operated stores by $8.8 million compared to the third quarter of fiscal 2016.
Direct to Consumer. Net revenue from our direct to consumer segment increased $27.2 million, or 26%, to $131.2 million in the third quarter of fiscal 2017 from $104.0 million in the third quarter of fiscal 2016. Direct to consumer net revenue increased 25% on a constant dollar basis. This was primarily a result of increased website traffic, increased dollar value per transaction, and improved conversion rates.
Other. Net revenue from our other segment increased $15.9 million, or 34%, to $62.7 million in the third quarter of fiscal 2017 from $46.9 million in the third quarter of fiscal 2016. This increase was primarily the result of an increased number of outlets and increased net revenue at existing outlets during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. There was also an increase in net revenue from warehouse sales and temporary locations. The increase in net revenue from our other segment was partially offset by lower net revenue from showrooms, primarily due to a decreased number of showrooms open during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.
Gross Profit
Gross profit increased $43.5 million, or 16%, to $322.0 million for the third quarter of fiscal 2017 from $278.4 million for the third quarter of fiscal 2016.
Gross profit as a percentage of net revenue, or gross margin, increased 90 basis points to 52.0% in the third quarter of fiscal 2017 from 51.1% in the third quarter of fiscal 2016. The increase in gross margin was primarily the result of:

•	an increase in product margin of 70 basis points which was primarily due to a favorable mix of higher margin product and lower product costs, partially offset by higher markdowns;

•	a decrease in fixed costs, including occupancy and depreciation costs and costs related to our product and supply chain departments, of 20 basis points; and

•	a favorable impact of foreign exchange rates of 20 basis points.
This was partially offset by accelerated depreciation charges related to the restructuring of our ivivva operations of 20 basis points.
During the third quarter of fiscal 2017, as a result of the restructuring of our ivivva operations, we recognized costs totaling $1.2 million within costs of goods sold, as outlined in Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. These costs primarily related to accelerated depreciation on leasehold improvements and furniture and fittings for stores which were closed during the third quarter of fiscal 2017. Excluding these charges, adjusted gross profit increased 16% to $323.1 million, and adjusted gross margin increased 110 basis points to 52.2% compared to the third quarter of fiscal 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $29.9 million, or 16%, to $215.4 million in the third quarter of fiscal 2017 from $185.5 million in the third quarter of fiscal 2016. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $25.3 million, comprised of:

–	an increase in employee costs of $7.7 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations;

–	an increase in variable costs of $3.7 million primarily due to an increase in credit card fees and packaging costs as a result of increased net revenue; and

–
an increase in other costs of $13.9 million primarily due to an increase in digital marketing expenses, website related costs including photography costs, brand and community costs, and other costs associated with our operating locations;

•	an increase in head office costs of $3.1 million, comprised of:

–	an increase in employee costs of $2.1 million primarily due to additional employees to support the growth in our business; and

–
an increase in other costs of $1.0 million primarily due to increases in information technology related costs, an increase in brand and community costs, partially offset by a decrease in professional fees; and

•
a decrease in net foreign exchange and derivative revaluation gains of $1.6 million. There were net foreign exchange and derivative revaluation gains of $2.7 million in the third quarter of fiscal 2017 compared to net foreign exchange revaluation gains of $4.3 million in the third quarter of fiscal 2016. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries, and the derivatives are designed to economically hedge these gains and losses.

As a percentage of net revenue, selling, general and administrative expenses increased 70 basis points, to 34.8% in the third quarter of fiscal 2017 from 34.1% in the third quarter of fiscal 2016.
Asset Impairment and Restructuring Costs
As a result of the restructuring of our ivivva operations, we recognized restructuring costs of $21.0 million in the third quarter of fiscal 2017. This included lease termination costs of $19.4 million, employee related costs of $0.8 million, and other restructuring costs of $0.8 million. We did not have any asset impairment and restructuring costs in the third quarter of fiscal 2016. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income from Operations
Income from operations decreased $7.4 million, or 8%, to $85.6 million in the third quarter of fiscal 2017 from $93.0 million in the third quarter of fiscal 2016. Operating margin decreased 330 basis points to 13.8% compared to 17.1% in the third quarter of fiscal 2016.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $22.2 million in the third quarter of fiscal 2017. This includes restructuring costs of $21.0 million and costs recognized in cost of goods sold totaling $1.2 million. Excluding these charges, adjusted income from operations increased 16% to $107.8 million and adjusted operating margin increased 30 basis points to 17.4%.
On a segment basis, we determine income from operations without taking into account our general corporate expenses and the costs we incur in connection with the restructuring of our ivivva operations.
Segmented income from operations for the quarters ended October 29, 2017 and October 30, 2016 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
	(In thousands)		(Percentages)
Company-operated stores	$97,015	$91,497	22.8%	23.3%
Direct to consumer	52,201	43,588	39.8	41.9
Other	9,319	5,709	14.9	12.2
Segmented income from operations	158,535	140,794
General corporate expense	50,762	47,819
Restructuring and related costs	22,185	—
Income from operations	$85,588	$92,975
Company-Operated Stores. Income from operations from our company-operated stores segment increased $5.5 million, or 6%, to $97.0 million for the third quarter of fiscal 2017 from $91.5 million for the third quarter of fiscal 2016. The increase was primarily the result of increased gross profit of $14.5 million which was primarily due to increased net revenue. This was partially offset by an increase in selling, general and administrative expenses, including increased store employee costs, increased brand and community costs, and increased store operating expenses. Income from operations as a percentage of company-operated stores net revenue decreased 50 basis points primarily due to deleverage of selling, general and administrative expenses.

Direct to Consumer. Income from operations from our direct to consumer segment increased $8.6 million, or 20%, to $52.2 million for the third quarter of fiscal 2017 from $43.6 million for the third quarter of fiscal 2016. The increase was primarily the result of increased gross profit of $21.3 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses including higher digital marketing expenses and website related costs, and higher variable costs such as packaging, distribution and credit card fees as a result of higher net revenue. Income from operations as a percentage of direct to consumer net revenue decreased 210 basis points primarily due to deleverage of selling, general and administrative expenses, partially offset by increased gross margin.
Other. Other income from operations increased $3.6 million, or 63%, to $9.3 million for the third quarter of fiscal 2017 from $5.7 million for the third quarter of fiscal 2016. The increase was primarily the result of increased gross profit of $8.8 million which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, increased brand and community costs, and increased other operating costs. Income from operations as a percentage of other net revenue increased 270 basis points primarily due to an increase in gross margin.
General Corporate Expense. General corporate expense increased $2.9 million, or 6%, to $50.8 million for the third quarter of fiscal 2017 from $47.8 million for the third quarter of fiscal 2016. This increase was primarily due to increases in information technology costs, head office employee costs, and other brand and community costs, partially offset by decreased professional fees. There was also a decrease in net foreign exchange and derivative revaluation gains of $1.6 million. There were net foreign exchange and derivative revaluation gains of $2.7 million in the third quarter of fiscal 2017 compared to net foreign exchange revaluation gains of $4.3 million in the third quarter of fiscal 2016. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries, and the derivatives are designed to economically hedge these gains and losses.
Other Income (Expense), Net
Other income, net increased $0.4 million, or 68%, to $1.1 million for the third quarter of fiscal 2017 from income of $0.6 million for the third quarter of fiscal 2016. The third quarter of fiscal 2016 included a net interest expense of $0.2 million in relation to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income Tax Expense
Income tax expense increased $2.4 million, or 9%, to $27.7 million for the third quarter of fiscal 2017 from $25.3 million for the third quarter of fiscal 2016.
The third quarters of fiscal 2017 and fiscal 2016 included certain adjustments which resulted in net income tax recoveries of $5.8 million and $4.0 million, respectively. As outlined in Notes 6 and 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report, the tax recovery recognized in the third quarter of fiscal 2017 relates to the tax effect of the costs recognized in connection with the ivivva restructuring, and the tax recovery recognized in the third quarter of fiscal 2016 relates to our transfer pricing arrangements and taxes on repatriation of foreign earnings.
The effective tax rate for the third quarter of fiscal 2017 was 32.0% compared to 27.0% for the third quarter of fiscal 2016. The adjusted effective tax rate was 30.8% for the third quarter of fiscal 2017 compared to 31.3% for the third quarter of fiscal 2016. The decrease in the adjusted effective tax rate compared to the third quarter of fiscal 2016 is primarily due to certain adjustments which were recorded during the third quarter of fiscal 2017 following the finalization of our U.S. tax return.
Net Income
Net income decreased $9.3 million, or 14%, to $58.9 million for the third quarter of fiscal 2017 from $68.3 million for the third quarter of fiscal 2016. This was primarily due to an increase in selling, general and administrative expenses of $29.9 million, asset impairment and restructuring costs of $21.0 million, an increase in income tax expense of $2.4 million, partially offset by an increase in gross profit of $43.5 million and an increase in other income (expense), net of $0.4 million.

First Three Quarters Results
The following table summarizes key components of our results of operations for the first three quarters ended October 29, 2017 and October 30, 2016. The percentages are presented as a percentage of net revenue.

	Three Quarters Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
	(In thousands)		(Percentages)
Net revenue	$1,720,379	$1,554,452	100.0%	100.0%
Cost of goods sold	844,100	782,734	49.1	50.4
Gross profit	876,279	771,718	50.9	49.6
Selling, general and administrative expenses	640,032	547,195	37.2	35.2
Asset impairment and restructuring costs	36,524	—	2.1	—
Income from operations	199,723	224,523	11.6	14.4
Other income (expense), net	2,771	720	0.2	0.1
Income before income tax expense	202,494	225,243	11.8	14.5
Income tax expense	63,593	57,997	3.7	3.7
Net income	$138,901	$167,246	8.1%	10.8%
Net Revenue
Net revenue increased $165.9 million, or 11%, to $1.720 billion for the first three quarters of fiscal 2017 from $1.554 billion for the first three quarters of fiscal 2016. On a constant dollar basis, assuming the average exchange rates for the first three quarters of fiscal 2017 remained constant with the average exchange rates for the first three quarters of fiscal 2016, net revenue increased $162.9 million, or 10%.
The increase in net revenue was primarily due to net revenue generated by new company-operated stores as well as increased direct to consumer net revenue. Total comparable sales, which includes comparable store sales and direct to consumer, increased 5% in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. Total comparable sales increased 4% on a constant dollar basis.
Net revenue on a segment basis for the first three quarters ended October 29, 2017 and October 30, 2016 is summarized below. The percentages are presented as a percentage of total net revenue.

	Three Quarters Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
	(In thousands)		(Percentages)
Company-operated stores	$1,218,127	$1,133,599	70.8%	72.9%
Direct to consumer	341,453	288,978	19.8	18.6
Other	160,799	131,875	9.4	8.5
Net revenue	$1,720,379	$1,554,452	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $84.5 million, or 7%, to $1.218 billion in the first three quarters of fiscal 2017 from $1.134 billion in the first three quarters of fiscal 2016. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to October 30, 2016, and therefore not included in comparable store sales, contributed $89.0 million to the increase. We opened 46 net new lululemon branded company-operated stores since the third quarter of fiscal 2016, including 30 stores in North America, 13 stores in Asia Pacific, and three stores in Europe.

•
A comparable store sales increase of 1% in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 which resulted in a $4.3 million increase to net revenue. Comparable store sales increased 1%, or $2.3 million on a constant dollar basis. The increase in comparable store sales was primarily a result of increased dollar value per transaction and improved conversion rates. This was partially offset by a decrease in store traffic, due in part to shifting retail traffic trends from in-store to online.

The closure of 48 of our ivivva branded company-operated stores as part of the restructuring of our ivivva operations in the third quarter of fiscal 2017 reduced our net revenue from company-operated stores by $8.8 million compared to the first three quarters of fiscal 2016.
Direct to Consumer. Net revenue from our direct to consumer segment increased $52.5 million, or 18%, to $341.5 million in the first three quarters of fiscal 2017 from $289.0 million in the first three quarters of fiscal 2016. Direct to consumer net revenue increased 18% on a constant dollar basis. This was primarily a result of increased website traffic and increased dollar value per transaction, partially offset by lower conversion rates. During the second quarter of fiscal 2017, we held online warehouse sales in the United States and Canada which generated net revenue of $12.3 million. We did not hold any online warehouse sales during the first three quarters of fiscal 2016. Excluding the impact of the online warehouse sales, direct to consumer net revenue increased 14%.
Other. Net revenue from our other segment increased $28.9 million, or 22%, to $160.8 million in the first three quarters of fiscal 2017 from $131.9 million in the first three quarters of fiscal 2016. This increase was primarily the result of increased net revenue at existing outlets, and an increased number of outlets and temporary locations open during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. The increase in net revenue from our other segment was partially offset by lower net revenue from showrooms, primarily due a decreased number of showrooms open during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016.
Gross Profit
Gross profit increased $104.6 million, or 14%, to $876.3 million for the first three quarters of fiscal 2017 from $771.7 million for the first three quarters of fiscal 2016.
Gross profit as a percentage of net revenue, or gross margin, increased 130 basis points, to 50.9% in the first three quarters of fiscal 2017 from 49.6% in the first three quarters of fiscal 2016. The increase in gross margin was primarily the result of:

•	an increase in product margin of 230 basis points which was primarily due to a favorable mix of higher margin product and lower product costs, partially offset by higher markdowns; and

•	a favorable impact of foreign exchange rates of 10 basis points.
This was partially offset by an increase in fixed costs, including occupancy and depreciation costs, and costs related to our product and supply chain departments, of 60 basis points and costs incurred in connection with the restructuring of our ivivva operations of 50 basis points.
During the first three quarters of fiscal 2017, as a result of the restructuring of our ivivva operations, we recognized costs totaling $8.8 million within costs of goods sold, as outlined in Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. Excluding these charges, adjusted gross profit increased 15% to $885.1 million and adjusted gross margin increased 180 basis points to 51.4% compared to the first three quarters of fiscal 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $92.8 million, or 17%, to $640.0 million in the first three quarters of fiscal 2017 from $547.2 million in the first three quarters of fiscal 2016. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $63.3 million, comprised of:

–	an increase in employee costs of $26.8 million, primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations;

–	an increase in variable costs of $6.8 million, primarily due to an increase in credit card fees and distribution costs as a result of increased net revenue; and

–
an increase in other costs of $29.7 million, primarily due to an increase in digital marketing expenses, website related costs, brand and community costs, and other costs associated with our operating locations; and

•	an increase in head office costs of $40.6 million, comprised of:

–	an increase in employee costs of $13.4 million primarily due to additional employees to support the growth in our business; and

–
an increase in other costs of $27.2 million primarily due to a global brand campaign, increases in other brand and community costs, professional fees, depreciation, and information technology related costs.

The increase in selling, general and administrative expenses was partially offset by an increase in net foreign exchange and derivative revaluation gains of $11.0 million. There were net foreign exchange and derivative revaluation gains of $6.9 million in the first three quarters of fiscal 2017 compared to net foreign exchange revaluation losses of $4.1 million in the first three quarters of fiscal 2016. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries, and the derivatives are designed to economically hedge these gains and losses.
As a percentage of net revenue, selling, general and administrative expenses increased 200 basis points, to 37.2% in the first three quarters of fiscal 2017 from 35.2% in the first three quarters of fiscal 2016.
Asset Impairment and Restructuring Costs
As a result of the restructuring of our ivivva operations, we recognized asset impairment and restructuring costs of $36.5 million in the first three quarters of fiscal 2017. This includes lease termination costs of $19.9 million, long-lived asset impairment charges of $11.6 million, employee related costs of $4.0 million, and other restructuring costs of $1.0 million. We did not have any asset impairment and restructuring costs in the first three quarters of fiscal 2016. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income from Operations
Income from operations decreased $24.8 million, or 11%, to $199.7 million in the first three quarters of fiscal 2017 from $224.5 million in the first three quarters of fiscal 2016. Operating margin decreased 280 basis points to 11.6% compared to 14.4% in the first three quarters of fiscal 2016.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $45.4 million in the first three quarters of fiscal 2017. This includes asset impairment and restructuring costs of $36.5 million and costs recognized in cost of goods sold totaling $8.8 million. Excluding these charges, adjusted income from operations increased 9% to $245.1 million and adjusted operating margin decreased 20 basis points to 14.2%.
On a segment basis, we determine income from operations without taking into account our general corporate expenses and the costs we incur in connection with the restructuring of our ivivva operations.
Segmented income from operations for the first three quarters ended October 29, 2017 and October 30, 2016 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Three Quarters Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
	(In thousands)		(Percentages)
Company-operated stores	$267,178	$245,056	21.9%	21.6%
Direct to consumer	127,746	114,744	37.4	39.7
Other	19,076	12,430	11.9	9.4
Segmented income from operations	414,000	372,230
General corporate expense	168,912	147,707
Restructuring and related costs	45,365	—
Income from operations	$199,723	$224,523
Company-Operated Stores. Income from operations from our company-operated stores segment increased $22.1 million, or 9%, to $267.2 million for the first three quarters of fiscal 2017 from $245.1 million for the first three quarters of fiscal 2016. The increase was primarily the result of increased gross profit of $55.4 million which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased store employee costs, increased brand and community costs, and increased operating expenses associated with higher net revenues and new stores. Income from operations as a percentage of company-operated stores net revenue increased by 30 basis points, primarily due to an increase in gross margin, partially offset by deleverage of selling, general and administrative expenses.

Direct to Consumer. Income from operations from our direct to consumer segment increased $13.0 million, or 11%, to $127.7 million for the first three quarters of fiscal 2017 from $114.7 million for the first three quarters of fiscal 2016. The increase was primarily the result of increased gross profit of $40.6 million which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses including higher digital marketing expenses, website related costs, and higher variable costs such as packaging and distribution and credit card fees as a result of higher net revenue. Income from operations as a percentage of direct to consumer net revenue decreased 230 basis points primarily due to deleverage of selling, general and administrative expenses, partially offset by increased gross margin.
Other. Other income from operations increased $6.6 million, or 53%, to $19.1 million for the first three quarters of fiscal 2017 from $12.4 million for the first three quarters of fiscal 2016. The increase was primarily the result of increased gross profit of $17.4 million which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, increased brand and community costs, and increased operating expenses associated with new locations and higher net revenues. Income from operations as a percentage of other net revenue increased 250 basis points primarily due to an increase in gross margin partially offset by deleverage of selling, general and administrative expenses as a percentage of other net revenue.
General Corporate Expense. General corporate expense increased $21.2 million, or 14%, to $168.9 million for the first three quarters of fiscal 2017 from $147.7 million for the first three quarters of fiscal 2016. This increase was primarily due to increased head office employee costs, a global brand campaign, increases in other brand and community costs, professional fees, depreciation, and information technology related costs. These increases were partially offset by an increase in net foreign exchange and derivative revaluation gains of $11.0 million. There were net foreign exchange and derivative revaluation gains of $6.9 million in the first three quarters of fiscal 2017 compared to net foreign exchange losses of $4.1 million in the first three quarters of fiscal 2016. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries, and the derivatives are designed to economically hedge these gains and losses.
Other Income (Expense), Net
Other income, net increased $2.1 million, or 285%, to $2.8 million for the first three quarters of fiscal 2017 from income of $0.7 million for the first three quarters of fiscal 2016. The increase was primarily due to net interest expense of $1.7 million which was recorded in the first three quarters of fiscal 2016 in relation to certain tax adjustments that are outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
Income Tax Expense
Income tax expense increased $5.6 million, or 10%, to $63.6 million for the first three quarters of fiscal 2017 from $58.0 million for the first three quarters of fiscal 2016.
The first three quarters of fiscal 2017 and fiscal 2016 included certain tax adjustments which resulted in net income tax recoveries of $11.9 million and $11.6 million, respectively. As outlined in Notes 6 and 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report, the tax recovery recognized in the first three quarters of fiscal 2017 relates to the tax effect of the costs recognized in connection with the ivivva restructuring, and the tax recovery recognized in the first three quarters of fiscal 2016 relates to our transfer pricing arrangements and taxes on repatriation of foreign earnings.
The effective tax rate for the first three quarters of fiscal 2017 was 31.4% compared to 25.7% for the first three quarters of fiscal 2016. The adjusted effective tax rate was 30.5% for the first three quarters of fiscal 2017 compared to 30.7% for the first three quarters of fiscal 2016. The decrease in the adjusted effective tax rate compared to first three quarters of fiscal 2016 is primarily due to certain adjustments which were recorded during the first three quarters of fiscal 2017 following the finalization of our U.S. and Canadian tax returns.
Net Income
Net income decreased $28.3 million, or 17%, to $138.9 million for the first three quarters of fiscal 2017 from $167.2 million for the first three quarters of fiscal 2016. This was primarily due to an increase in selling, general and administrative expenses of $92.8 million, long-lived asset impairment and restructuring costs of $36.5 million, and an increase in income tax expense of $5.6 million, partially offset by an increase in gross profit of $104.6 million, and an increase in other income (expense), net of $2.1 million.

Comparable Store Sales and Total Comparable Sales
We separately track comparable store sales, which reflect net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded. Net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of sales in the prior year. Comparable store sales exclude sales from new stores that have not been open for at least 12 months, from stores which have not been in their significantly expanded space for at least 12 months, and from stores which have been temporarily relocated for renovations. Comparable store sales also exclude sales from direct to consumer, outlets, showrooms, temporary locations, wholesale accounts, license and supply arrangements, warehouse sales, and sales from company-operated stores that we have closed.
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
A constant dollar basis assumes the average foreign exchange rates for the period remained constant with the average foreign exchange rates for the same period of the prior year. We provide constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue because we use these measures to understand the underlying growth rate of net revenue excluding the impact of changes in foreign exchange rates. We believe that disclosing these measures on a constant dollar basis is useful to investors because it enables them to better understand the level of growth of our business.
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

Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue

	Quarter Ended October 29, 2017		Three Quarters Ended October 29, 2017
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in net revenue	$74,602	14%	$165,927	11%
Adjustments due to foreign exchange rate changes	(6,842)	(2)	(3,011)	(1)
Change in net revenue in constant dollars	$67,760	12%	$162,916	10%

	Quarter Ended October 29, 2017	Three Quarters Ended October 29, 2017
Change in total comparable sales[1,2]	8%	5%
Adjustments due to foreign exchange rate changes	(1)	(1)
Change in total comparable sales in constant dollars[1,2]	7%	4%

	Quarter Ended October 29, 2017		Three Quarters Ended October 29, 2017
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in comparable store sales[2]	$6,611	2%	$4,255	1%
Adjustments due to foreign exchange rate changes	(3,631)	(1)	(1,931)	—
Change in comparable store sales in constant dollars[2]	$2,980	1%	$2,324	1%

	Quarter Ended October 29, 2017	Three Quarters Ended October 29, 2017
	(Percentages)
Change in direct to consumer net revenue	26%	18%
Adjustments due to foreign exchange rate changes	(1)	—
Change in direct to consumer net revenue in constant dollars	25%	18%
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

	Quarter Ended October 29, 2017			Quarter Ended October 30, 2016
	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)
Gross profit[1]	$321,962	$1,178	$323,140	$278,426	$—	$278,426
Gross margin[1]	52.0%	0.2%	52.2%	51.1%	—%	51.1%
Income from operations[1,2]	85,588	22,186	107,774	92,975	—	92,975
Operating margin[1,2]	13.8%	3.6%	17.4%	17.1%	—%	17.1%
Income before income tax expense[1,2,3]	86,640	22,185	108,825	93,603	186	93,789
Income tax expense[3,4]	27,696	5,813	33,509	25,318	4,005	29,323
Effective tax rate[3,4]	32.0%	(1.2)%	30.8%	27.0%	4.3%	31.3%
Diluted earnings per share[1,2,3,4]	$0.43	$0.13	$0.56	$0.50	$(0.03)	$0.47

	Three Quarters Ended October 29, 2017			Three Quarters Ended October 30, 2016
	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)
Gross profit[1]	$876,279	$8,841	$885,120	$771,718	$—	$771,718
Gross margin[1]	50.9%	0.5%	51.4%	49.6%	—%	49.6%
Income from operations[1,2]	199,723	45,365	245,088	224,523	—	224,523
Operating margin[1,2]	11.6%	2.6%	14.2%	14.4%	—%	14.4%
Income before income tax expense[1,2,3]	202,494	45,365	247,859	225,243	1,696	226,939
Income tax expense[3,4]	63,593	11,886	75,479	57,997	11,576	69,573
Effective tax rate[3,4]	31.4%	(0.9)%	30.5%	25.7%	5.0%	30.7%
Diluted earnings per share[1,2,3,4]	$1.02	$0.24	$1.26	$1.22	$(0.07)	$1.15
__________
1 During the quarter and three quarters ended October 29, 2017, we recognized costs totaling $1.2 million and $8.8 million, respectively, within cost of goods sold related to the restructuring of our ivivva operations.
2 During the quarter and three quarters ended October 29, 2017, we recognized asset impairment and restructuring costs related to the restructuring of our ivivva operations totaling $21.0 million and $36.5 million, respectively.
3 The adjustments in the quarter and three quarters ended October 30, 2016 relate to our transfer pricing arrangements and the associated repatriation of foreign earnings and were recorded in other income (expense), net and income tax expense.
4 The adjustment to income tax expense for the quarter and three quarters ended October 29, 2017 represents the tax effect of the ivivva related restructuring adjustments, calculated based on the expected annual tax rate of the applicable tax jurisdictions.
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
As of October 29, 2017, our working capital (excluding cash and cash equivalents) was $297.7 million, our cash and cash equivalents were $650.1 million and our capacity under our revolving facility was $148.9 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Three Quarters Ended
	October 29, 2017	October 30, 2016
	(In thousands)
Total cash provided by (used in):
Operating activities	$131,309	$98,659
Investing activities	(120,051)	(106,168)
Financing activities	(100,707)	(25,288)
Effect of exchange rate changes on cash	4,657	11,701
(Decrease) increase in cash and cash equivalents	$(84,792)	$(21,096)
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense, and the effect of changes in operating assets and liabilities.
Cash provided by operating activities increased $32.7 million, to $131.3 million for the first three quarters of fiscal 2017 compared to $98.7 million for the first three quarters of fiscal 2016. This increase was primarily the result of a decrease in net cash outflows from changes in operating assets and liabilities of $47.0 million, an increase in depreciation and amortization of $16.5 million, and asset impairment related to our ivivva restructuring of $11.6 million. This was partially offset by a decrease in net income of $28.3 million and a change in deferred income taxes of $18.4 million.
Investing Activities
Cash flows used in investing activities relate to capital expenditures, the settlement of net investment hedges, and other investing activities. The capital expenditures were primarily for opening new company-operated stores, remodeling or relocating certain stores, and ongoing store refurbishment. We also had capital expenditures related to information technology and business systems, related to corporate buildings, and for opening retail locations other than company-operated stores.
Cash used in investing activities increased $13.9 million to $120.1 million for the first three quarters of fiscal 2017 from $106.2 million for the first three quarters of fiscal 2016. This increase was primarily the result of an increase in capital expenditures for our direct to consumer and company-operated stores segments, primarily related to our new website and an increased number of stores opened during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. The increase in cash used in investing activities was partially offset by a decrease in capital expenditures at our corporate level. In the second quarter of fiscal 2016, we purchased a land parcel in Vancouver, BC for $19.7 million for general corporate purposes.
Financing Activities
Cash flows used in or provided by financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities increased $75.4 million, to $100.7 million for the first three quarters of fiscal 2017 compared to $25.3 million for the first three quarters of fiscal 2016.

On June 11, 2014, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $450.0 million. This stock repurchase program was completed during the second quarter of fiscal 2016. On December 1, 2016, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $100.0 million. This stock repurchase program was completed during the third quarter of fiscal 2017.
Our cash used in financing activities for the first three quarters of fiscal 2017 included $99.3 million to repurchase 1.8 million shares of our common stock compared to $28.6 million to repurchase 0.4 million shares for the first three quarters of fiscal 2016. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
We believe that our cash and cash equivalent balances, cash generated from operations, and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in Item 1 of Part II of this Quarterly Report on Form 10-Q. In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or systems, or we may repurchase shares under an approved stock repurchase program, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash and cash equivalents and cash generated from operations.
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
As of October 29, 2017, aside from letters of credit of $1.1 million, we had no other borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of October 29, 2017, letters of credit and letters of guarantee totaling $1.1 million had been issued.
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
Operating Locations
Our company-operated stores by brand and by country as of October 29, 2017 and January 29, 2017, are summarized in the table below.

	October 29, 2017	January 29, 2017
lululemon
United States	263	245
Canada	54	51
Australia	27	27
United Kingdom	9	9
China	6	3
New Zealand	6	5
Hong Kong	3	3
Singapore	3	3
South Korea	3	2
Germany	2	1
Ireland	1	—
Japan	1	—
Puerto Rico	1	1
Switzerland	1	1
Taiwan	1	—
	381	351
ivivva
United States	4	42
Canada	3	13
	7	55
Total	388	406
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of October 29, 2017, there were five licensed stores, including three in the United Arab Emirates, one in Mexico, and one in Qatar.
On August 20, 2017, as part of the restructuring of our ivivva operations, we closed 48 of our 55 ivivva branded company-operated stores. The seven remaining ivivva branded stores remain in operation and are not expected to close.

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
As of October 29, 2017 we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 5 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first three quarters of fiscal 2017, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $30.4 million increase in accumulated other comprehensive loss within stockholders' equity. During the first three quarters of fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $25.3 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% depreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first three quarters of fiscal 2017 would have resulted in lower income from operations of approximately $4.4 million in the first three quarters of fiscal 2017. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first three quarters of fiscal 2017. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our revolving credit facility provides us with available borrowings in an amount up to $150.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of October 29, 2017, aside from letters of credit of $1.1 million, we had no other borrowings outstanding under this credit facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at October 29, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 29, 2017, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended October 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Current economic and political conditions make tax rules in any jurisdiction, including the United States and Canada, subject to significant change. Proposals to reform U.S. and foreign tax laws have included, among other things, changes to the U.S. federal tax rate, imposing limitations on the deductibility of interest, the transition from a "worldwide" system of taxation to a territorial system, a one-time tax on accumulated foreign earnings, significant taxes on foreign earnings and payments to foreign related parties, and certain other base erosion prevention measures. There is substantial uncertainty regarding both the timing and the details of any such tax reform. The impact of any potential tax reform on our business is uncertain and could be adverse.
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
We are dependent on international trade agreements and regulations. If the United States were to withdraw from or materially modify certain international trade agreements, our business could be adversely affected.
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
In June 2017, we announced a plan to restructure our ivivva operations to a primarily e-commerce focused business. In August 2017, as part of this effort, we closed 48 of our 55 ivivva branded company-operated stores. The estimated costs and benefits associated with our restructuring efforts may vary materially based on various factors, including the timing of our execution of the programs, the outcome of negotiations with landlords and other third parties, the accuracy of our sales forecasts, inventory levels, the diversion of management attention from ongoing business activities or a decrease in employee morale, potential employment or other claims and litigation, and changes in management's assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in higher costs than we anticipate or our not realizing all, or any, of the anticipated benefits of these restructuring efforts.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended October 29, 2017 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 31, 2017 - August 27, 2017	92,188	$60.64	92,188	$2,873,628
August 28, 2017 - October 1, 2017	48,236	59.57	48,236	45
October 2, 2017 - October 29, 2017	—	—	—	45
Total	140,424		140,424
__________

(1)	Monthly information is presented by reference to our fiscal periods during our third quarter of fiscal 2017.

(2)
Our stock repurchase program was approved by our board of directors in December 2016. Common shares were repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of common shares repurchased depending upon market conditions, eligibility to trade, and other factors. The maximum dollar value of shares to be repurchased was $100.0 million and the program was completed in the third quarter of fiscal 2017.

The following table provides information regarding our purchases of shares of our common stock during the quarter ended October 29, 2017 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 31, 2017 - August 27, 2017	11,514	$60.44	11,514	4,951,449
August 28, 2017 - October 1, 2017	11,943	60.20	11,943	4,939,506
October 2, 2017 - October 29, 2017	10,749	60.59	10,749	4,928,757
Total	34,206		34,206
__________

(1)	Monthly information is presented by reference to our fiscal periods during our third quarter of fiscal 2017.

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

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ STUART HASELDEN
Stuart Haselden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: December 6, 2017

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

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Furnished herewith