Form 10-K
period 2018-01-28
lululemon athletica inc.
filed 2018-03-27
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 28, 2017 was approximately $4,703,000,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 28, 2017. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors, and owners of 10% or more of the outstanding voting stock of the registrant on July 28, 2017.
Common Stock:
At March 21, 2018 there were 125,679,588 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At March 21, 2018, there were outstanding 9,776,421 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 21, 2018, the registrant had outstanding 9,776,421 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Special Note Regarding Forward-Looking Statements
This report and some documents incorporated herein by reference include estimates, projections, statements relating to our business plans, objectives, and expected operating results that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "anticipates," "believes," "estimates," "may," "intends," "expects," and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in other sections of the report. All forward-looking statements are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled "Item 1A. Risk Factors" and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
ITEM 1. BUSINESS
General
lululemon athletica inc. is principally a designer, distributor, and retailer of healthy lifestyle inspired athletic apparel and accessories. We have a mission to create transformational products and experiences which enable people to live a life they love, and have developed a brand for those pursuing an active, mindful lifestyle. Since our inception, we have fostered a distinctive corporate culture; we promote a set of core values in our business which include taking personal responsibility, nurturing entrepreneurial spirit, acting with honesty and courage, valuing connection, and choosing to have fun. These core values attract passionate and motivated employees who are driven to achieve personal and professional goals, and share our purpose of "elevating the world through the power of practice."
In this Annual Report on Form 10-K ("10-K" or "Report") for the fiscal year ended January 28, 2018 ("fiscal 2017"), lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon," "the Company," "we," "us" or "our."
Our Products
Our healthy lifestyle inspired athletic apparel and accessories are marketed under the lululemon and ivivva brand names. We offer a comprehensive line of apparel and accessories for women, men and female youth. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for a healthy lifestyle and athletic activities such as yoga, running, training, and most other sweaty pursuits. We also offer fitness-related accessories, including items such as bags, socks, underwear, yoga mats and equipment, and water bottles.
Our design and development team continues to source technically advanced fabrics, with new feel and fit, and craft innovative functional features for our products. Through our vertical retail strategy and direct connection with our guests, we are able to collect feedback and incorporate unique performance and fashion needs into our design process. In this way, we believe we solve problems for our guests, helping us advance our product lines and differentiate us from the competition.
Although we benefit from the growing number of people that participate in yoga, we believe the percentage of our products sold for other activities will continue to increase as we broaden our product range.
Our Market
Our guests seek a combination of performance, style, and sensation in their athletic apparel, choosing products that allow them to feel great however they exercise. Since consumer purchase decisions are driven by both an actual need for functional products and a desire to live a particular lifestyle, we believe the credibility of our brand and the authentic community experiences we offer expand our potential market beyond just athletes to those who pursue an active, mindful, and balanced life.

Although our primary and largest customer group is made up of women, we also design a comprehensive men's line and have a targeted strategy in place to serve our male guests. Our business is growing as more men discover the technical rigor and premium quality of our products, and are attracted by our distinctive brand.
North America is our largest market by geographical split, offering a mature health and wellness industry and sophisticated consumer. Additionally, we are expanding internationally across Europe (including the United Kingdom and Germany) and Asia Pacific (including China, South Korea, and Japan). We are expanding in these regions via a decentralized model, allowing for local community insight and consumer preference to inform our strategic expansion.
Our Segments
We primarily conduct our business through two channels: company-operated stores and direct to consumer.
We also generate net revenue from outlets, sales from temporary locations, sales to wholesale accounts, showrooms, warehouse sales, and license and supply arrangements. The net revenue we generate from these sources is combined in our other segment.
We operate in both the physical and digital space to better cater to the shopping desires of our guest. At the end of fiscal 2017, we had 404 stores in 12 countries across the globe. In addition to being a venue to sell product, our stores give us a direct connection to our guest, which we view as a valuable tool in helping us build our brand and product line.
Our direct to consumer segment includes the net revenue which we generate from our e-commerce website www.lululemon.com, other country and region specific websites, and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers.
Segment information is included in Note 19 to our audited consolidated financial statements included in Item 8 of Part II of this report.
Company-Operated Stores
As of January 28, 2018, our retail footprint included 404 company-operated stores. While most of our company-operated stores are branded lululemon, seven of our company-operated stores are branded ivivva and specialize in athletic wear for female youth. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls.

Our company-operated stores by brand, and by country, as of January 28, 2018 and January 29, 2017, are summarized in the table below:

	January 28, 2018	January 29, 2017
lululemon
United States(1)	270	246
Canada	57	51
Australia	28	27
China(2)	15	6
United Kingdom	9	9
New Zealand	6	5
Singapore	3	3
South Korea	3	2
Germany	2	1
Japan	2	—
Ireland	1	—
Switzerland	1	1
	397	351
ivivva
United States	4	42
Canada	3	13
	7	55
Total	404	406
__________

(1)	Included within the United States as of January 28, 2018 and January 29, 2017, was one company-operated store in the Commonwealth of Puerto Rico.

(2)
Included within China as of January 28, 2018, were three company-operated stores in the Hong Kong Special Administrative Region and one company-operated store in the Taiwan Province. As of January 29, 2017, there were three company-operated stores in the Hong Kong Special Administrative Region and no company-operated stores in the Taiwan Province.

We opened 46 net new lululemon branded company-operated stores in fiscal 2017, including 16 net new stores outside of North America.
We perform ongoing evaluations of our portfolio of company-operated store locations. In fiscal 2017, we closed three of our lululemon branded company-operated stores, and on August 20, 2017, as part of the restructuring of our ivivva operations, we closed 48 of our 55 ivivva branded company-operated stores. The seven remaining ivivva branded stores remain in operation and are not expected to close. As we continue our evaluation we may, in future periods, close or relocate additional company-operated stores.
In fiscal 2018, our new store growth will come primarily from new company-operated stores in the United States and an acceleration in our company-operated store openings in Asia. Our real estate strategy over the next several years will not only consist of opening new company-operated stores, but also in overall square footage growth through store expansions and relocations.
We believe that our innovative retail concept and guest experience contribute to the success of our stores. During fiscal 2017, our company-operated stores open at least one year, which average approximately 3,012 square feet, averaged sales of $1,554 per square foot. The square footage of our company-operated stores excludes space used for non-retail activities such as yoga studios and office space.
Direct to Consumer
Direct to consumer is a substantial part of our business, representing approximately 21.8% of our net revenue in fiscal 2017. We believe that e-commerce is convenient for our core customer and enhances the image of our brand. Our direct to consumer channel makes our product accessible to more markets than our company-operated store channel alone. We believe this channel is effective in building brand awareness, especially in new markets.

We continue to evolve and integrate our digital and physical channels in order to enrich our interactions with our guests, and to provide an enhanced omni-channel experience.
Other Channels
Other net revenue accounted for 8.9% of total net revenue in fiscal 2017, compared to 8.0% in fiscal 2016, and 6.9% of total net revenue in fiscal 2015. Other net revenue includes sales made through the following channels:

•
Outlets and warehouse sales - We utilize outlets as well as physical warehouse sales, which are held from time to time, to sell slow moving inventory and inventory from prior seasons to retail customers at discounted prices.

•	Temporary locations - Our temporary locations, including seasonal stores, are typically opened for a short period of time in markets in which we may not already have a presence.

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

We have entered into license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, and Mexico. We retain the rights to sell lululemon products through our e-commerce websites in these countries. Under these arrangements we supply the partners with lululemon products, training and other support. The initial term of the agreement for the Middle East expires in January 2020, and the initial term of the agreement for Mexico expires in November 2026. As of January 28, 2018, there were three licensed retail locations in the United Arab Emirates, one in Qatar, and one in Mexico, which are not included in the above company-operated stores table.
Community-Based Marketing
We utilize a community-based approach to build brand awareness and customer loyalty. We pursue a multi-faceted strategy which leverages our local teams and ambassadors, digital marketing and social media, in-store community boards, and a variety of grassroots initiatives. Our first global marketing campaign launched in fiscal 2017, and we plan to continue to explore how we complement and amplify our community-based initiatives with global brand-building activity.
Product Design and Development
Our product design and development efforts are led by a team of researchers, scientists, engineers and designers based in Vancouver, British Columbia, partnering with international designers. Our team is comprised of athletes and users of our products who embody our design philosophy and dedication to premium quality. Our design and development team identifies trends based on market intelligence and research, proactively seeks the input of our guests and our ambassadors and broadly seeks inspiration consistent with our goals of function, style and technical superiority.
As we strive to continue to provide our guests with technically advanced fabrics, our team works closely with our suppliers to incorporate the latest in technical innovation, bringing particular specifications to our products. We partner with independent inspection, verification, and testing companies, who conduct a variety of tests on our fabrics, testing performance characteristics including pilling, shrinkage, abrasion resistance, and colorfastness. We develop proprietary fabrics and collaborate with leading fabric and trims suppliers to manufacture fabrics and trims that we ultimately protect through agreements, trademarks and trade-secrets.
Sourcing and Manufacturing
We do not own or operate any manufacturing facilities. We rely on a limited number of suppliers to provide fabrics for, and to produce, our products. We work with a group of approximately 65 suppliers to provide the fabrics for our products. We work with a group of approximately 47 vendors that manufacture our products, five of which produced approximately 64% of our products in fiscal 2017. During fiscal 2017, no single manufacturer produced more than 25% of our product offerings. During fiscal 2017, approximately 53% of our products were manufactured in South East Asia, approximately 25% in South Asia, approximately 10% in China, approximately 8% in the Americas, and the remainder in other regions.
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
Distribution Facilities
We operate and distribute finished products from our distribution facilities in the United States, Canada, and Australia. We own our distribution center in Columbus, Ohio, and lease our other distribution facilities. The approximate square footage of each facility is included in Item 2 of Part I of this report. We also utilize third-party logistics providers to warehouse and distribute finished products from their warehouse locations in Hong Kong, Rotterdam, and Shanghai.
Competition
Competition in the athletic apparel industry is based principally on brand image and recognition as well as product quality, innovation, style, distribution, and price. We believe that we successfully compete on the basis of our premium brand image and our technical product innovation. We also believe our ability to introduce new product innovations and combine function and fashion sets us apart from our competition. In addition, we believe our vertical retail distribution strategy and community-based marketing differentiates us further, allowing us to more effectively control our brand image and connect with our guest.
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
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 56%, 47%, and 45% of our full year operating profit during the fourth quarters of fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Excluding the costs we incurred in connection with the ivivva restructuring, we generated approximately 51% of our operating profit during the fourth quarter of fiscal 2017.
Our Employees
We believe that our people are key to the success of our business, and we strive to foster a distinctive corporate culture rooted in our core business values which attract passionate and motivated employees who are driven to achieve personal and professional goals.
As of January 28, 2018, we had approximately 13,400 employees, of which approximately 7,900 were employed in the United States, approximately 3,800 were employed in Canada, and approximately 1,700 were employed outside of North America. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages by our employees and we believe our relations with our employees are excellent.
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
Securities and Exchange Commission Filings
Our website address is www.lululemon.com. We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also available on our website are printable versions of our Code of Business Conduct and Ethics and charters of the Audit, Compensation, and Nominating and Governance Committees of our board of directors. Information on our website does not constitute part of this annual report on Form 10-K or any other report we file or furnish with the SEC.
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
We have occasionally received, and may in the future receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future receive, products that are otherwise unacceptable to us or our guests. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our guests, our guests could lose confidence in our products or we could face a product recall and our results of operations could suffer and our business, reputation, and brand could be harmed.
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
We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We work with a group of approximately 65 suppliers to provide the fabrics for our products. In fiscal 2017, approximately 59% of our fabrics were produced by our top five fabric suppliers, and no single manufacturer produced more than 35% of raw materials used. We work with a group of approximately 47 vendors that manufacture our products, five of which produced approximately 64% of our products in fiscal 2017. During fiscal 2017, no single manufacturer produced more than 25% of our product offerings. We have no long-term contracts with any of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, and production.
We have experienced, and may in the future experience, a significant disruption in the supply of fabrics or raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability, and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
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
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in guest demand for our products or for products of our competitors, our failure to accurately forecast guest acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast guest demand, we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to guests.
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
Many of our customers shop with us through our e-commerce websites and mobile apps. Increasingly, customers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile apps to interact with our customers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our e-commerce business globally and could have a material adverse impact on our business and results of operations.
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
Our future growth depends in part on our expansion efforts outside of North America. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments, and foreign guests' tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop our business in new international markets or disappointing growth outside of existing markets could harm our business and results of operations.
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
Our future success is substantially dependent on the continued service of our senior management and identifying and attracting our next Chief Executive Officer.
On February 2, 2018, our Chief Executive Officer resigned. In addition to this change, a number of members of our senior management team have left the Company in the last several years. These changes, or the loss of services of any of our other key executive officers or other members of our senior management team, or any negative public perception with respect to these individuals, may be disruptive to, or cause uncertainty in, our business and could have a negative impact on our ability to manage and grow our business effectively. Such disruption could have a material adverse impact on our financial performance, financial condition, and the market price of our stock.
We may not be successful in identifying and attracting a highly qualified successor to our Chief Executive Officer, and our process to search for the successor may be time-consuming and divert management's attention and resources away from our business. The search for our next Chief Executive Officer may have a negative impact on our senior management team, business, and financial performance and condition.
We do not maintain a key person life insurance policy on any of the members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.
Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to the income tax laws of the United States, Canada, and several other international jurisdictions. Our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of unremitted earnings for which we have not previously accrued applicable U.S. income taxes and foreign withholding taxes.
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
Current economic and political conditions make tax rules in any jurisdiction, including the United States and Canada, subject to significant change. Changes in applicable U.S., Canadian, or other or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they have in fiscal 2017 upon passage of the U.S. Tax Cuts and Jobs Act.

We have recorded provisional amounts in fiscal 2017 in relation to the U.S. Tax Cuts and Jobs Act. We may make adjustments to the provisional amounts as additional information is collected and analyzed, and as we complete our assessment of the impact that the U.S. Tax Cuts and Jobs Act has, if any, upon our reinvestment plans for the accumulated earnings of the Company's foreign subsidiaries. As the Company completes its analysis of the U.S. Tax Cuts and Jobs Act it may also make adjustments to incorporate any additional interpretations or guidance that may be issued. The Company may also identify additional effects of the U.S. Tax Cuts and Jobs Act that are not reflected as of January 28, 2018. Any such adjustments may materially impact the provision for income taxes and our effective income tax rate in the period in which the adjustments are made, and in future periods.
If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business and as a result our brand image and financial performance may suffer.
We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $2.6 billion in fiscal 2017. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
We are subject to risks associated with leasing retail and distribution space subject to long-term and non-cancelable leases.
We lease the majority of our stores under operating leases and our inability to secure appropriate real estate or lease terms could impact our ability to grow. Our leases generally have initial terms of between five and ten years, and generally can be extended in five-year increments if at all. We generally cannot cancel these leases at our option. If an existing or new store is not profitable, and we decide to close it, as we have done in the past and may do in the future, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.
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
Almost all of our suppliers are located outside of North America. During fiscal 2017, approximately 53% of our products were manufactured in South East Asia, approximately 25% in South Asia, approximately 10% in China, approximately 8% in the Americas, and the remainder in other regions.
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
We have, and may continue to, enter into forward currency contracts, or other derivative instruments, in an effort to mitigate the foreign exchange risks which we are exposed to. This may include entering into forward currency contracts to hedge against the foreign exchange gains and losses which arise on translation of our foreign subsidiaries' balance sheets into U.S. dollars, or entering into forward currency contracts in an effort to reduce our exposure to foreign exchange revaluation gains and losses that arise on monetary assets and liabilities held by our subsidiaries in a currency other than their functional currency.
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

ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7.
As of January 28, 2018, we operated four distribution centers located in the United States, Canada, and Australia. During fiscal 2017 we completed the relocation of our distribution center facilities in Vancouver, BC to a new 155,000 square foot leased premises in Vancouver, BC. In addition to those distribution centers, we hold inventory at warehouses managed by third-parties in Hong Kong, Rotterdam, and Shanghai. We regularly evaluate our distribution infrastructure and consolidate or expand our distribution capacity as we believe appropriate for our operations and to meet anticipated needs.
The general location, use and approximate size of our principal owned properties as of January 28, 2018, are set forth below:

Location	Use	Approximate Square Feet
Columbus, OH	Distribution Center	310,000
Vancouver, BC	Executive and Administrative Offices	140,000
Vancouver, BC	Executive and Administrative Offices	15,000
The general location, use, approximate size and lease renewal date of our principal non-retail leased properties as of January 28, 2018, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Sumner, WA	Distribution Center	150,000	May 2020
Vancouver, BC	Distribution Center	155,000	January 2031
Vancouver, BC	Executive and Administrative Offices	60,000	May 2020
Vancouver, BC	Executive and Administrative Offices	25,000	June 2023
Melbourne, VIC	Distribution Center	50,000	October 2022
Melbourne, VIC	Executive and Administrative Offices	25,000	August 2019
As of January 28, 2018, we leased approximately 1.3 million gross square feet relating to 402 of our 404 stores. Our store leases generally have initial terms of between five and 10 years, and generally can be extended in five-year increments, if at all. All of our leases require a fixed annual rent, and the majority require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
ITEM 3. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 16 to our audited consolidated financial statements included in Item 8 of Part II of this report, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "LULU." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock reported by the Nasdaq Global Select Market for the last two fiscal years:

	Common Stock Price (Nasdaq Global Select Market)
	High	Low
Fiscal Year Ended January 28, 2018
Fourth Quarter	$79.85	$60.24
Third Quarter	63.83	57.39
Second Quarter	62.02	47.91
First Quarter	67.76	49.43
Fiscal Year Ended January 29, 2017
Fourth Quarter	$69.90	$54.61
Third Quarter	80.65	54.88
Second Quarter	77.80	60.07
First Quarter	68.69	56.88
As of March 21, 2018, there were approximately 800 holders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between February 3, 2013 (the date of our fiscal year end five years ago) and January 28, 2018, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index, over the same period. This graph assumes the investment of $100 on February 3, 2013 at the closing sale price our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

	03-Feb-13	02-Feb-14	01-Feb-15	31-Jan-16	29-Jan-17	28-Jan-18
lululemon athletica inc.	$100.00	$67.33	$97.61	$91.47	$98.47	$116.53
S&P 500 Index	$100.00	$117.81	$131.84	$128.22	$151.65	$189.86
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$114.44	$117.40	$97.15	$81.50	$106.09
Issuer Purchase of Equity Securities
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended January 28, 2018 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 30, 2017 - November 26, 2017	—	$—	—	$—
November 27, 2017 - December 31, 2017	13,317	74.56	13,317	199,007,128
January 1, 2018 - January 28, 2018	—	—	—	199,007,128
Total	13,317		13,317
__________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2017.

(2)
Our stock repurchase program was approved by our board of directors in November 2017. Common shares generally are repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of common shares repurchased depending upon market conditions, eligibility to trade, and other factors. The repurchases are expected to be completed by November 2019, and the maximum dollar value of shares to be repurchased is $200 million.

The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended January 28, 2018 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 30, 2017 - November 26, 2017	10,476	$63.56	10,476	4,918,281
November 27, 2017 - December 31, 2017	13,974	73.70	13,974	4,904,307
January 1, 2018 - January 28, 2018	8,276	78.95	8,276	4,896,031
Total	32,726		32,726
___________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2017.

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
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below is derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements for the years ended January 28, 2018, January 29, 2017, January 31, 2016, February 1, 2015 and February 2, 2014. The consolidated statement of operations and comprehensive income data for each of the years ended January 28, 2018, January 29, 2017 and January 31, 2016 and the consolidated balance sheet data as of January 28, 2018 and January 29, 2017 is derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014
	(In thousands, except per share data)
Consolidated statement of operations and comprehensive income data:
Net revenue	$2,649,181	$2,344,392	$2,060,523	$1,797,213	$1,591,188
Cost of goods sold	1,250,391	1,144,775	1,063,357	883,033	751,112
Gross profit	1,398,790	1,199,617	997,166	914,180	840,076
Selling, general and administrative expenses	904,264	778,465	628,090	538,147	448,718
Asset impairment and restructuring costs	38,525	—	—	—	—
Income from operations	456,001	421,152	369,076	376,033	391,358
Other income (expense), net	3,997	1,577	(581)	7,102	5,768
Income before income tax expense	459,998	422,729	368,495	383,135	397,126
Income tax expense	201,336	119,348	102,448	144,102	117,579
Net income	$258,662	$303,381	$266,047	$239,033	$279,547

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	58,577	36,703	(64,796)	(105,339)	(89,158)
Comprehensive income	$317,239	$340,084	$201,251	$133,694	$190,389

Basic earnings per share	$1.90	$2.21	$1.90	$1.66	$1.93
Diluted earnings per share	$1.90	$2.21	$1.89	$1.66	$1.91
Basic weighted-average number of shares outstanding	135,988	137,086	140,365	143,935	144,913
Diluted weighted-average number of shares outstanding	136,198	137,302	140,610	144,298	146,043

	As of
	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$990,501	$734,846	$501,482	$664,479	$698,649
Inventories	329,562	298,432	284,009	208,116	188,790
Total assets	1,998,483	1,657,541	1,314,077	1,296,213	1,252,388
Total stockholders' equity	1,596,960	1,359,973	1,027,482	1,089,568	1,096,682

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year.
Fiscal 2017, fiscal 2016, and fiscal 2015 were 52 week years. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
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
Overview
Fiscal 2017 was a strong year for our company. New stores and new store formats, product innovations, and an enhanced e-commerce offering, combined with successful community and brand initiatives helped drive a 13% increase in net revenue. We had a 7% increase in total comparable sales.
Our product design and development teams launched a number of new category innovations this year. For women, our newest fabric Everlux was created for high intensity, indoor workouts and the Enlite bra offers guests proprietary technology for running and high impact training. For men, we expanded our popular ABC pant franchise to include slim and jogger styles, and all of our men's fixed waist bottoms now feature our ABC construction. We look forward to delivering on a strong pipeline of innovation and product rollouts in fiscal 2018.
During the year, we opened 46 net new lululemon branded company-operated stores, including 30 in North America, 14 in Asia Pacific, and two in Europe. Our multiple formats now include standard, co-located, local, and select flagship locations, which allow us to cater to our guests where they live, work, and sweat.
As of January 28, 2018, we had 57 stores in Asia Pacific and 13 stores in Europe, including our European flagship on London's Regent Street which showcases the fullest expression of our brand to both local and travelling guests. We expanded in Germany in fiscal 2017 with a new location in Munich. In Asia, we opened nine new stores in China during fiscal 2017, in addition to growing our local e-commerce presence via Tmall, and opening company-operated stores in Japan.
We relaunched our websites at the end of the third quarter of fiscal 2017, improving the online experience through upgraded visuals, added video content, more intuitive navigation, enhanced storytelling, and the integration of ivivva. The sales performance of our e-commerce business, which accelerated throughout the year, culminated in a 44% increase in direct to consumer net revenue in the fourth quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016. In fiscal 2018 we plan to continue to develop our omni-channel experience to serve guests wherever and however they choose to shop, including launching a WeChat store in China.
Our grassroots approach to brand-building - locally led by stores and store associates, who we call educators - enables us to connect with and uniquely understand our guest. We hosted several events during the year, including our annual SeaWheeze half marathon in Vancouver, The Ghost Race in 15 cities in North America, the Sweatlife Festival in London, and Unroll China across multiple cities. We complemented our local efforts with our first global marketing campaign "This Is Yoga", followed by men's focused "Strength To Be" and finally, for holiday, "Breathe It All In".
We look forward to continuing this strong momentum into fiscal 2018, focusing on our four key strategic growth pillars: Digital, Men's, North America, and International, underpinned by innovations in product, our distinctive brand and community approach, and our vertically-integrated model.
Financial Highlights
The summary below provides both GAAP and non-GAAP financial measures. In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $47.2 million in fiscal 2017, and a related income tax recovery of $12.7 million. We recognized a provisional income tax expense of $59.3 million in fiscal 2017 related to the U.S. Tax Cuts and Jobs Act. The adjusted financial measures exclude these items, and also exclude certain discrete items related to our transfer pricing arrangements and taxes on repatriation of foreign earnings which were recognized during the fiscal 2016.
For the fiscal year ended January 28, 2018, compared to the fiscal year ended January 29, 2017:

•	Net revenue increased 13% to $2.6 billion. On a constant dollar basis, net revenue increased 12%.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 7%. On a constant dollar basis, total comparable sales increased 7%.

–	Comparable store sales increased 1%, or increased 1% on a constant dollar basis.

–	Direct to consumer net revenue increased 27%, or increased 27% on a constant dollar basis.

•	Gross profit increased 17% to $1.4 billion. Adjusted gross profit increased 17% to $1.4 billion.

•	Gross margin increased 160 basis points to 52.8%. Adjusted gross margin increased 190 basis points to 53.1%.

•	Income from operations increased 8% to $456.0 million. Adjusted income from operations increased 19% to $503.2 million.

•	Operating margin decreased 80 basis points to 17.2%. Adjusted operating margin increased 100 basis points to 19.0%.

•
Income tax expense increased 69% to $201.3 million. Our effective tax rate for fiscal 2017 was 43.8% compared to 28.2% for fiscal 2016. The adjusted effective tax rate was 30.5% for fiscal 2017 compared to 30.7% for fiscal 2016.

•	Diluted earnings per share were $1.90 for fiscal 2017 compared to $2.21 in fiscal 2016. Adjusted diluted earnings per share were $2.59 for fiscal 2017 compared to $2.14 for fiscal 2016.
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, and diluted earnings per share, and the most directly comparable measures calculated in accordance with GAAP.
General
Net revenue is comprised of company-operated store sales, direct to consumer sales through www.lululemon.com, other country and region specific websites, and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, and other net revenue, which includes outlet sales, sales from temporary locations, sales to wholesale accounts, showroom sales, warehouse sales, and license and supply arrangement net revenue, which consists of royalties as well as sales of our products to licensees.
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
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold or asset impairment and restructuring costs. We expect selling, general and administrative expenses to increase in fiscal 2018 as we incur additional operating expenses to support our store and direct to consumer growth, while also making strategic investments to support the long term growth of the business.
Asset impairment and restructuring costs consist of the lease termination, impairment of property and equipment, employee related costs, and other restructuring costs recognized in connection with the restructuring of our ivivva operations.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
Net revenue	$2,649,181	$2,344,392	$2,060,523
Cost of goods sold	1,250,391	1,144,775	1,063,357
Gross profit	1,398,790	1,199,617	997,166
Selling, general and administrative expenses	904,264	778,465	628,090
Asset impairment and restructuring costs	38,525	—	—
Income from operations	456,001	421,152	369,076
Other income (expense), net	3,997	1,577	(581)
Income before income tax expense	459,998	422,729	368,495
Income tax expense	201,336	119,348	102,448
Net income	$258,662	$303,381	$266,047

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(Percentages)
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	47.2	48.8	51.6
Gross profit	52.8	51.2	48.4
Selling, general and administrative expenses	34.1	33.2	30.5
Asset impairment and restructuring costs	1.5	—	—
Income from operations	17.2	18.0	17.9
Other income (expense), net	0.2	—	—
Income before income tax expense	17.4	18.0	17.9
Income tax expense	7.6	5.1	5.0
Net income	9.8%	12.9%	12.9%
Comparison of Fiscal 2017 to Fiscal 2016
Net Revenue
Net revenue increased $304.8 million, or 13%, to $2.6 billion in fiscal 2017 from $2.3 billion in fiscal 2016. On a constant dollar basis, assuming the average exchange rates in fiscal 2017 remained constant with the average exchange rates in fiscal 2016, net revenue increased $290.6 million, or 12%.
The increase in net revenue was primarily due to net revenue generated by new company-operated stores as well as increased direct to consumer net revenue. Total comparable sales, which includes comparable store sales and direct to consumer, increased 7% in fiscal 2017 compared to fiscal 2016. Total comparable sales increased 7% on a constant dollar basis.

Our net revenue on a segment basis for fiscal 2017 and fiscal 2016 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Fiscal Years Ended January 28, 2018 and January 29, 2017
	2017	2016	2017	2016
	(In thousands)		(Percentages)
Company-operated stores	$1,837,065	$1,704,357	69.3%	72.7%
Direct to consumer	577,590	453,287	21.8	19.3
Other	234,526	186,748	8.9	8.0
Net revenue	$2,649,181	$2,344,392	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $132.7 million, or 8%, to $1.8 billion in fiscal 2017 from $1.7 billion in fiscal 2016. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to January 29, 2017, and are therefore not included in comparable store sales, increased net revenue by $146.5 million. During fiscal 2017 we opened 46 net new lululemon branded company-operated stores, including 30 stores in North America, 14 stores in Asia Pacific, and two stores in Europe.

•
A comparable store sales increase of 1% in fiscal 2017 compared to fiscal 2016 resulted in a $12.8 million increase to net revenue. Comparable store sales increased 1%, or $5.4 million on a constant dollar basis. The increase in comparable store sales was primarily a result of improved conversion rates and increased dollar value per transaction. This was partially offset by a decrease in store traffic, due in part to shifting retail traffic trends from in-store to online.

These increases in net revenue were partially offset by the closure of 48 of our ivivva branded company-operated stores as part of the restructuring of our ivivva operations. These closures reduced our fiscal 2017 net revenue from company-operated stores by $26.6 million compared to fiscal 2016.
Direct to Consumer. Net revenue from our direct to consumer segment increased $124.3 million, or 27%, to $577.6 million in fiscal 2017 from $453.3 million in fiscal 2016. Direct to consumer net revenue increased 27% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily the result of increased traffic on our e-commerce websites, improved conversion rates, and increased dollar value per transaction. During the second quarter of fiscal 2017, we held online warehouse sales in the United States and Canada which generated net revenue of $12.3 million. We did not hold any online warehouse sales during fiscal 2016. Excluding the impact of the online warehouse sales, direct to consumer net revenue increased 25%.
Other. Net revenue from our other segment increased $47.8 million, or 26%, to $234.5 million in fiscal 2017 from $186.7 million in fiscal 2016. This increase was primarily the result of an increase in the number of outlets, increased net revenue at existing outlets, and an increase in the number of temporary locations. The increase in net revenue from our other segment was partially offset by lower net revenue from showrooms, primarily due a decrease in the number of showrooms open during fiscal 2017 compared to fiscal 2016.
Gross Profit
Gross profit increased $199.2 million, or 17%, to $1.4 billion in fiscal 2017 from $1.2 billion in fiscal 2016.
Gross profit as a percentage of net revenue, or gross margin, increased 160 basis points, to 52.8% in fiscal 2017 from 51.2% in fiscal 2016. The increase in gross margin was primarily the result of:

•
an increase in product margin of 200 basis points which was primarily due to lower product costs and a favorable mix of higher margin product, partially offset by higher markdowns, and higher shrink and damages; and

•	a favorable impact of foreign exchange rates of 10 basis points.
This was partially offset by an increase in fixed costs related to our product and supply chain departments of 20 basis points, and costs incurred in connection with the restructuring of our ivivva operations of 30 basis points.
During fiscal 2017, as a result of the restructuring of our ivivva operations, we recognized costs totaling $8.7 million within costs of goods sold, as outlined in Note 13 to the audited consolidated financial statements included in Item 8 of Part II of this report. Excluding these charges, adjusted gross profit increased 17.3% to $1.4 billion and adjusted gross margin increased 190 basis points to 53.1% compared to fiscal 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $125.8 million, or 16%, to $904.3 million in fiscal 2017 from $778.5 million in fiscal 2016. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $91.4 million, comprised of:

–	an increase in employee costs of $32.8 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations;

–	an increase in variable costs such as distribution costs and credit card fees of $16.4 million primarily as a result of increased net revenue; and

–
an increase in other costs of $42.2 million primarily due to an increase in digital marketing expenses, website related costs including photography costs, brand and community costs, information technology related costs, and other costs associated with our operating locations;

•	an increase in head office costs of $50.0 million, comprised of:

–	an increase in employee costs of $19.3 million primarily due to additional employees to support the growth in our business; and

–	an increase in other costs of $30.7 million primarily due to increases in information technology related costs, brand and community costs, and professional fees.
The increase in selling, general, and administrative expenses was partially offset by an increase in net foreign exchange and derivative gains of $15.6 million. There were net foreign exchange and derivative gains of $7.3 million in fiscal 2017 compared to net foreign exchange losses of $8.3 million in fiscal 2016. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries. During fiscal 2017, we began entering into forward currency contracts designed to economically hedge these foreign exchange revaluation gains and losses. We have not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
As a percentage of net revenue, selling, general and administrative expenses increased 90 basis points, to 34.1% in fiscal 2017 from 33.2% in fiscal 2016.
Asset Impairment and Restructuring Costs
As a result of the restructuring of our ivivva operations, we recognized asset impairment and restructuring costs of $38.5 million in fiscal 2017. This includes lease termination costs of $21.1 million, long-lived asset impairment charges of $11.6 million, employee related costs of $4.2 million, and other restructuring costs of $1.6 million. We did not have any asset impairment and restructuring costs in fiscal 2016. Please refer to Note 13 to the audited consolidated financial statements included in Item 8 of Part II of this report for further information on these adjustments.
Income from Operations
Income from operations increased $34.8 million, or 8%, to $456.0 million in fiscal 2017 from $421.2 million in fiscal 2016. Operating margin decreased 80 basis points to 17.2% compared to 18.0% in fiscal 2016.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $47.2 million in fiscal 2017. This includes asset impairment and restructuring costs of $38.5 million and costs recognized in cost of goods sold totaling $8.7 million. Excluding these charges, adjusted income from operations increased 19% to $503.2 million and adjusted operating margin increased 100 basis points to 19.0%.
On a segment basis, we determine income from operations without taking into account our general corporate expenses and the costs we incur in connection with the restructuring of our ivivva operations.

Income from operations before general corporate expenses and restructuring related costs for fiscal 2017 and fiscal 2016 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Fiscal Years Ended January 28, 2018 and January 29, 2017
	2017	2016	2017	2016
	(In thousands)		(Percentages)
Company-operated stores	$464,321	$415,635	25.3%	24.4%
Direct to consumer	231,295	186,178	40.0	41.1
Other	35,580	22,312	15.2	11.9
Income from operations before general corporate expenses	731,196	624,125
General corporate expenses	227,972	202,973
Restructuring and related costs	47,223	—
Income from operations	$456,001	$421,152

Company-Operated Stores. Income from operations from our company-operated stores segment increased $48.7 million, or 12%, to $464.3 million for fiscal 2017 from $415.6 million for fiscal 2016. The increase was primarily the result of an increase in gross profit of $89.4 million, which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased store employee costs, increased brand and community costs, and increased operating expenses associated with higher net revenues and new stores. Income from operations as a percentage of company-operated stores net revenue increased by 90 basis points primarily due to increased gross margin, partially offset by deleverage of selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $45.1 million, or 24%, to $231.3 million in fiscal 2017 from $186.2 million in fiscal 2016. The increase was primarily the result of an increase in gross profit of $88.7 million, which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses including higher digital marketing expenses, website related costs, and higher variable costs such as packaging, distribution and credit card fees as a result of higher net revenue. Income from operations as a percentage of direct to consumer net revenue has decreased by 110 basis points primarily due to deleverage of selling, general and administrative expenses, partially offset by an increase in gross margin.
Other. Income from operations from our other segment increased $13.3 million, or 59%, to $35.6 million in fiscal 2017 from $22.3 million in fiscal 2016. The increase was primarily the result of increased gross profit of $29.8 million, which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, increased brand and community costs, and increased operating expenses associated with new locations and higher net revenues. Income from operations as a percentage of other net revenue increased 330 basis points primarily due to an increase in gross margin partially offset by deleverage of selling, general and administrative expenses as a percentage of other net revenue.
General Corporate Expenses. General corporate expenses increased $25.0 million, or 12%, to $228.0 million in fiscal 2017 from $203.0 million in fiscal 2016. This increase was primarily due to increased head office employee costs, a global brand campaign, increases in other brand and community costs, professional fees, depreciation, and information technology related costs. These increases were partially offset by an increase in net foreign exchange and derivative gains of $15.6 million. There were net foreign exchange and derivative gains of $7.3 million in fiscal 2017 compared to net foreign exchange losses of $8.3 million in fiscal 2016. We expect general corporate expenses to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our company-operated stores, direct to consumer and other segments.
Other Income (Expense), Net
There was net other income of $4.0 million in fiscal 2017 compared to $1.6 million in fiscal 2016. The increase was primarily due to increased net interest income in fiscal 2017 compared to fiscal 2016. The increase in net interest income was primarily due to a net interest expense of $1.7 million which was recorded in fiscal 2016 in relation to certain tax adjustments that are outlined in Note 14 to the audited consolidated financial statements included in Item 8 of Part II of this report, as well as interest earned on our increased cash and cash equivalents in fiscal 2017 compared to fiscal 2016.

Income Tax Expense
Income tax expense increased $82.0 million, or 69%, to $201.3 million in fiscal 2017 from $119.3 million in fiscal 2016.
In fiscal 2017 we recorded certain discrete tax adjustments which resulted in a net $46.6 million increase in income tax expense. These adjustments related to the U.S. Tax Cuts and Jobs Act and to the ivivva restructuring. In fiscal 2016 we recorded certain separate tax adjustments related to the Company's transfer pricing arrangements between Canada and the U.S. The adjustments in fiscal 2016 resulted in an income tax recovery of $10.7 million.
On December 22, 2017, legislation commonly referred to as the U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted. The U.S. tax reform made significant changes to corporate income tax in the United States, including reducing the federal income tax rate from 35% to 21% and imposing a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax. As a result of these tax legislation changes we have recognized a provisional income tax expense of $58.9 million for the mandatory transition tax and we have remeasured our deferred income assets and liabilities, resulting in a provisional deferred income tax expense of $0.4 million. In fiscal 2017 we also recognized an income tax recovery of $12.7 million related to the tax effect of the costs recognized in connection with the ivivva restructuring.
In fiscal 2016 we recognized an income tax recovery of $10.7 million as a result of the finalization of an Advance Pricing Arrangement with the Internal Revenue Service and the Canada Revenue Agency. This agreement determines the amount of income which is taxable in each respective jurisdiction, and the final terms of the arrangement resulted in an increased amount of income tax recoverable in the United States.
Further information on the adjustments recognized in both fiscal 2017 and fiscal 2016 is outlined in Notes 13 and 14 to the audited consolidated financial statements included in Item 8 of Part II of this report.
Our effective tax rate for fiscal 2017 was 43.8% compared to 28.2% for fiscal 2016. Our effective tax rate excluding the above tax and related interest adjustments was 30.5% for fiscal 2017 compared to 30.7% for fiscal 2016. The decrease in our adjusted effective tax rate was primarily due to the lower U.S. federal income tax rate which was effective January 1, 2018, a decrease in state taxes, and certain other adjustments.
Net Income
Net income decreased $44.7 million, or 15%, to $258.7 million in fiscal 2017 from $303.4 million in fiscal 2016. The decrease in net income in fiscal 2017 was primarily due to an increase of $125.8 million in selling, general and administrative expenses, an increase of $82.0 million in income tax expense, and asset impairment and restructuring costs of $38.5 million recognized in fiscal 2017, partially offset by a $199.2 million increase in gross profit and an increase in other income (expense), net of $2.4 million.
Comparison of Fiscal 2016 to Fiscal 2015
Net Revenue
Net revenue increased $283.9 million, or 14%, to $2.3 billion in fiscal 2016 from $2.1 billion in fiscal 2015. On a constant dollar basis, assuming the average exchange rates in fiscal 2016 remained constant with the average exchange rates in fiscal 2015, net revenue increased $292.9 million, or 14%.
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

Company-Operated Stores. Net revenue from our company-operated stores segment increased $188.0 million, or 12%, to $1.7 billion in fiscal 2016 from $1.5 billion in fiscal 2015. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to January 31, 2016, and therefore not included in comparable store sales, contributed $126.7 million to the increase. During fiscal 2016 we opened 43 net new company-operated stores, including 31 stores in North America, eight stores in Asia Pacific, and four stores in Europe.

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
Gross Profit
Gross profit increased $202.5 million, or 20%, to $1.2 billion in fiscal 2016 from $997.2 million in fiscal 2015.
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

•
an increase in net foreign exchange losses of $20.3 million, primarily related to the revaluation of U.S. dollar cash and receivables held in Canadian subsidiaries. There were net foreign exchange losses of $8.3 million in fiscal 2016 compared to net foreign exchange gains of $12.0 million in fiscal 2015;

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
General Corporate Expenses. General corporate expenses increased $53.0 million, or 35%, to $203.0 million in fiscal 2016 from $150.0 million in fiscal 2015. This increase was primarily due to increased head office employee costs, brand and community costs, depreciation, and information technology costs. There was also a $20.3 million increase in foreign exchange losses. We expect general corporate expenses to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our company-operated stores, direct to consumer and other segments.
Other Income (Expense), Net
There was net other income of $1.6 million in fiscal 2016 compared to net other expense of $0.6 million in fiscal 2015. This was primarily the result of a $1.8 million reduction in net interest expense related to certain tax adjustments that are outlined in Note 14 to the audited consolidated financial statements included in Item 8 of Part II of this report, as well as interest earned on our increased cash and cash equivalents in fiscal 2016 compared to fiscal 2015.

Income Tax Expense
Income tax expense increased $16.9 million, or 16%, to $119.3 million in fiscal 2016 from $102.4 million in fiscal 2015. Fiscal 2016 and fiscal 2015 included certain tax adjustments which resulted in net income tax recoveries of $10.7 million and $7.4 million, respectively, as outlined in Note 14 to the audited consolidated financial statements included in Item 8 of Part II of this report.
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
Comparable Sales
We separately track comparable store sales, which reflect net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded. Net revenue from a store is included in comparable store sales beginning with the first month for which the store has a full month of sales in the prior year. Comparable store sales exclude sales from new stores that have not been open for at least 12 months, from stores which have not been in their significantly expanded space for at least 12 months, and from stores which have been temporarily relocated for renovations. Comparable store sales also exclude sales from direct to consumer, outlets, temporary locations, wholesale accounts, showrooms, warehouse sales, license and supply arrangements, and sales from company-operated stores that we have closed.
Total comparable sales combines comparable store sales and direct to consumer sales. We are evolving towards an omni-channel approach to support the shopping behavior of our guests. This involves country and region specific websites, mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, social media, product notification emails, and online order fulfillment through stores. We therefore believe that reporting total comparable sales with comparable store sales and direct to consumer sales combined provides a relevant performance metric.
Various factors affect comparable sales, including:

•	the location of new stores relative to existing stores;

•	consumer preferences, buying trends, and overall economic trends;

•	our ability to anticipate and respond effectively to customer preferences for technical athletic apparel;

•	competition;

•	changes in our merchandise mix;

•	pricing;

•	the timing of our releases of new merchandise and promotional events;

•	the effectiveness of our marketing efforts;

•	the design and ease of use of our websites and mobile apps;

•	the level of customer service that we provide in our stores and on our websites and mobile apps;

•	our ability to source and distribute products efficiently; and

•	the number of stores we open, close (including for temporary renovations), and expand in any period.
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
Adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, and diluted earnings per share exclude the costs recognized in connection with the restructuring of our ivivva operations and its related tax effects, the amounts recognized in connection with the U.S. tax reform, and certain discrete items related to our transfer pricing arrangements and taxes on repatriation of foreign earnings. We believe these adjusted financial measures are useful to investors as the adjustments do not directly relate to our ongoing business operations and therefore do not contribute to a meaningful evaluation of the trend in our operating performance. Furthermore, we do not believe the adjustments are reflective of our expectations of our future operating performance and believe these non-GAAP measures are useful to investors because of their comparability to our historical information.
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

Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue

	Fiscal Year Ended January 28, 2018		Fiscal Year Ended January 29, 2017
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in net revenue	$304,789	13%	$283,869	14%
Adjustments due to foreign exchange rate changes	(14,221)	(1)	8,983	—
Change in net revenue in constant dollars	$290,568	12%	$292,852	14%

	Fiscal Year Ended
	January 28, 2018	January 29, 2017
Change in total comparable sales(1),(2)	7%	6%
Adjustments due to foreign exchange rate changes	—	1
Change in total comparable sales in constant dollars(1),(2)	7%	7%

	Fiscal Year Ended January 28, 2018		Fiscal Year Ended January 29, 2017
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in comparable store sales(2)	$12,820	1%	$61,341	4%
Adjustments due to foreign exchange rate changes	(7,395)	—	5,036	1
Change in comparable store sales in constant dollars(2)	$5,425	1%	$66,377	5%

	Fiscal Year Ended
	January 28, 2018	January 29, 2017
Change in direct to consumer net revenue	27%	13%
Adjustments due to foreign exchange rate changes	—	—
Change in direct to consumer net revenue in constant dollars	27%	13%
__________

(1)	Total comparable sales includes comparable store sales and direct to consumer sales.

(2)	Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded.

Adjusted financial measures
The following tables reconcile adjusted financial measures with the most directly comparable measures calculated in accordance with GAAP. The adjustments relate to the restructuring of our ivivva operations and its related tax effects, the amounts recognized in connection with the U.S. tax reform, and certain discrete items related to our transfer pricing arrangements and taxes on repatriation of foreign earnings. Please refer to Notes 13 and 14 to the audited consolidated financial statements included in Item 8 of Part II of this report for further information on these adjustments.

	Fiscal Year Ended January 28, 2018
	GAAP Results	Adjustments		Adjusted Results (Non-GAAP)
		Restructuring of ivivva Operations	U.S. Tax Reform
	(In thousands, except per share amounts)
Gross profit	$1,398,790	$8,698	$—	$1,407,488
Gross margin	52.8%	0.3%	—%	53.1%
Income from operations	456,001	47,223	—	503,224
Operating margin	17.2%	1.8%	—%	19.0%
Income before income tax expense	459,998	47,223	—	507,221
Income tax expense	201,336	12,741	(59,294)	154,783
Effective tax rate	43.8%	(0.4)%	(12.9)%	30.5%
Diluted earnings per share	$1.90	$0.25	$0.44	$2.59

	Fiscal Year Ended January 29, 2017
	GAAP Results	Transfer Pricing and Repatriation Tax Adjustments	Adjusted Results (Non-GAAP)
	(In thousands, except per share amounts)
Income before income tax expense	$422,729	$1,695	$424,424
Income tax expense	119,348	10,744	130,092
Effective tax rate	28.2%	2.5%	30.7%
Diluted earnings per share	$2.21	$(0.07)	$2.14

	Fiscal Year Ended January 31, 2016
	GAAP Results	Transfer Pricing and Repatriation Tax Adjustments	Adjusted Results (Non-GAAP)
	(In thousands, except per share amounts)
Income before income tax expense	$368,495	$3,467	$371,962
Income tax expense	102,448	7,443	109,891
Effective tax rate	27.8%	1.7%	29.5%
Diluted earnings per share	$1.89	$(0.03)	$1.86
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

As of January 28, 2018, our working capital (excluding cash and cash equivalents) was $153.2 million, our cash and cash equivalents were $990.5 million and our capacity under our revolving credit facility was $148.8 million.
The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
Total cash provided by (used in):
Operating activities	$489,337	$386,392	$297,538
Investing activities	(173,392)	(149,511)	(143,487)
Financing activities	(97,862)	(26,611)	(272,491)
Effect of exchange rate changes on cash	37,572	23,094	(44,557)
Increase (decrease) in cash and cash equivalents	$255,655	$233,364	$(162,997)
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, asset impairments costs relating to the restructuring of our ivivva operations, stock-based compensation expense, and the effect of changes in operating assets and liabilities.
Net cash provided by operating activities increased $102.9 million in fiscal 2017 compared to fiscal 2016, primarily as a result of the following:
Changes in operating assets and liabilities

•	an increase of $104.0 million in the change in operating assets and liabilities, primarily due to the following:

–	$62.5 million related to income taxes, primarily due to income taxes payable in relation to the U.S. tax reform;

–	$31.8 million related to other accrued and non-current liabilities, primarily due to changes in accrued operating expenses, forward currency contract liabilities, and tenant inducements.
Net income and non-cash items

•
a decrease of $44.7 million in net income, partially offset by an increase of $43.6 million in non-cash expenses primarily related to asset impairment costs related to the restructuring of our ivivva operations, and an increase in depreciation.

In fiscal 2016, cash provided by operating activities increased $88.9 million, to $386.4 million compared to cash provided by operating activities of $297.5 million in fiscal 2015. The increase was primarily a result of a decrease in inventory purchases, a decrease in the change in prepaid and receivable income taxes, and an increase in net income. This was partially offset by a decrease in the change in income taxes payable, deferred income taxes, and accrued inventory liabilities. Inventory purchases decreased during fiscal 2016 primarily as a result of actions taken to align inventory levels with forward sales trends.
Investing Activities
Cash flows used in investing activities relate to capital expenditures, the settlement of net investment hedges, and other investing activities. Cash used in investing activities increased $23.9 million, to $173.4 million in fiscal 2017 from $149.5 million in fiscal 2016. Cash used in investing activities increased $6.0 million, to $149.5 million in fiscal 2016 from $143.5 million in fiscal 2015.
Capital expenditures for our company-operated stores segment were $80.2 million, $75.3 million, $85.8 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. The capital expenditures for our company-operated stores segment in each period were primarily for the remodeling or relocation of certain stores, and ongoing store refurbishment. The capital expenditures for our company-operated stores segment also included $29.3 million to open 49 company-operated stores, $30.6 million to open 46 company-operated stores, and $49.2 million to open 62 new company-operated stores, in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.
Capital expenditures for our direct to consumer segment were $19.9 million, $11.5 million, and $8.3 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. The capital expenditures for our direct to consumer segment were primarily related to our global and region specific websites as well as mobile apps.

Capital expenditures related to corporate activities and other were $57.7 million, $62.7 million, and $49.4 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. The capital expenditures in each fiscal year were primarily related to investments in information technology and business systems, improvements at our head office and other corporate buildings, and for capital expenditures related to opening retail locations other than company-operated stores.
In fiscal 2017 we redeveloped and relaunched our enhanced website. We also undertook various information technology infrastructure and corporate system initiatives and continued with the development of our new enterprise resource planning system that will help improve our merchandising, costing, allocation, and inventory platforms.
The increase in corporate capital expenditures in fiscal 2016 compared to fiscal 2015 was primarily related to a parcel of land that we purchased in Vancouver, BC for general corporate purposes for $19.7 million.
Capital expenditures are expected to range between $240 million and $250 million in fiscal 2018.
Financing Activities
Cash flows used in or provided by financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities increased $71.3 million, to $97.9 million in fiscal 2017 from $26.6 million in fiscal 2016. Cash used in financing activities decreased $245.9 million, to $26.6 million in fiscal 2016 from $272.5 million in fiscal 2015. The primary cause of these changes in cash used in financing activities was our stock repurchase programs.
On June 11, 2014, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $450.0 million. This stock repurchase program was completed during the second quarter of fiscal 2016. On December 1, 2016, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $100.0 million. This stock repurchase program was completed during the third quarter of fiscal 2017. On November 29, 2017, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $200.0 million.
During the fiscal years ended January 28, 2018, January 29, 2017, and January 31, 2016, 1.9 million, 0.5 million, and 5.0 million shares, respectively, were repurchased under the programs at a total cost of $100.3 million, $29.3 million, and $274.2 million, respectively. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
Revolving Credit Facility
On December 15, 2016, we entered into a credit agreement for $150.0 million under an unsecured five-year revolving credit facility. Bank of America, N.A., is administrative agent and HSBC Bank Canada is the syndication agent and letter of credit issuer, and the lenders party thereto. Borrowings under the revolving credit facility may be made, in U.S. Dollars, Euros, Canadian Dollars, and in other currencies, subject to the approval of the administrative agent and the lenders. Up to $35.0 million of the revolving credit facility is available for the issuance of letters of credit and up to $25.0 million is available for the issuance of swing line loans. Commitments under the revolving credit facility may be increased by up to $200.0 million, subject to certain conditions, including the approval of the lenders. Borrowings under the agreement may be prepaid and commitments may be reduced or terminated without premium or penalty (other than customary breakage costs). The principal amount outstanding under the credit agreement, if any, will be due and payable in full on December 15, 2021, subject to provisions that permit us to request a limited number of one year extensions annually.
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
As of January 28, 2018, aside from letters of credit of $1.2 million, we had no other borrowings outstanding under this credit facility.
Contractual Obligations and Commitments
Leases. We lease certain store and other retail locations, distribution centers, offices, and equipment under non-cancelable operating leases. Our leases generally have initial terms of between five and 10 years, and generally can be extended in five-year increments, if at all. A substantial number of our leases include renewal options and certain of our leases include rent escalation clauses, rent holidays and leasehold rental incentives, none of which are reflected in the table below. The majority of our leases for store premises also include contingent rental payments based on sales, the impact of which also are not reflected in the table below.
Product purchase obligations. The amounts listed for product purchase obligations in the table below represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable and accrued inventory liabilities as of January 28, 2018.
One-time transition tax. As outlined in Note 14 to our audited consolidated financial statements included in Item 8 of Part II of this report, the U.S. tax reform imposed a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax. The one-time transition tax is payable over eight years. We recognized a provisional income tax expense of $58.9 million in fiscal 2017 for the mandatory transition tax. The one-time transition tax payable is net of foreign tax credits, and the table below outlines the expected payments due by fiscal year.
The following table summarizes our contractual arrangements as of January 28, 2018, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Operating leases (minimum rent)	$611,817	$143,428	$127,641	$105,720	$81,595	$59,058	$94,375
Product purchase obligations	159,679	159,679	—	—	—	—	—
One-time transition tax payable	56,969	8,701	4,197	4,197	4,197	4,197	31,480
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes and duties. As of January 28, 2018, letters of credit totaling $1.2 million had been issued.
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
We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:
Revenue Recognition. Net revenue is recognized net of sales taxes, discounts, and an estimated allowance for sales returns. Sales to customers through company-operated stores and other retail locations are recognized at the point of sale, net of an estimated allowance for sales returns. Direct to consumer sales are recognized once delivery has occurred and collection is reasonably assured, net of an estimated allowance for sales returns. Other net revenue includes outlet sales, sales from temporary locations, sales to wholesale accounts, showroom sales, warehouse sales, and license and supply arrangement net revenue, which consists of royalties as well as sales of our product to licensees. Revenue is recognized when these sales occur. Employee discounts are classified as a reduction of net revenue.
Our estimated allowance for sales returns is a subjective critical estimate that has a direct impact on reported net revenue. This allowance is calculated based on a history of actual returns, estimated future returns and any significant future known or anticipated events. Consideration of these factors results in an estimated allowance for sales returns. Our standard terms for retail sales limit returns to approximately 30 days after the sale of the merchandise, however we accept returns after 30 days where the product fails to meet our guests' quality expectations.
Revenue from our gift cards is recognized when tendered for payment. Outstanding customer balances are included in "Unredeemed gift card liability" on the consolidated balance sheets. There are no expiration dates on our gift cards, and we do not charge any service fees that cause a decrement to customer balances.
While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting card balances to government agencies under unclaimed property laws, the portion of card balances not expected to be redeemed are recognized in net revenue in proportion to the gift cards which have been redeemed.
Inventory. Inventory is valued at the lower of cost and net realizable value. We periodically review our inventories and make provisions as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination. In addition, we provide for inventory shrinkage as a percentage of sales, based on historical trends from actual physical inventories. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. We perform physical inventory counts and cycle counts throughout the year and adjust the shrink provision accordingly.
Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over the expected useful life of the asset, which is individually assessed, and estimated to be up to 20 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the length of the lease and the estimated useful life of the assets, up to a maximum of five years. All other property and equipment is depreciated using the declining balance method as follows:

Furniture and fixtures	20%
Computer hardware and software	20% - 30%
Equipment and vehicles	30%
Changes in circumstances, such as technological advances, can result in differences between the actual and estimated useful lives. In those cases where we determine that the useful life of a long-lived asset should be shortened, we increase depreciation expense over the remaining useful life to depreciate the asset's net book value to its estimated salvage value.

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
Income Taxes. The U.S. tax reform enacted on December 22, 2017 introduces significant changes to the U.S. income tax laws. The accounting for the income tax effects of the U.S. tax reform is complex and requires significant judgement and estimates in the interpretation and calculations of its provisions.
We have recognized a provisional amount of $59.3 million in income tax expense in fiscal 2017 in relation to the U.S. tax reform. This includes a provisional current income tax expense of $58.9 million for the mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries, and a provisional deferred income tax expense of $0.4 million to reflect the reduced U.S. tax rate and other effects of the U.S. tax reform.
Further analysis will be required with respect to the method of computation and components of the foreign subsidiaries' earnings and profits, the definition of foreign cash positions, the computation and limitation of the use of foreign tax credits, the conformity of each state to the U.S. federal income tax laws on the mandatory deemed repatriation income inclusion for state income tax purposes, the impact that the U.S. tax reform has, if any, upon our reinvestment plans for the accumulated earnings of the Company's foreign subsidiaries, and the amount of tax that would apply in the event of any change in our reinvestment plans. We may make adjustments to the provisional amounts and those adjustments may materially impact our provision for income taxes and effective income tax rates in the period in which the adjustments are made, and in future periods.
Deferred income tax assets and liabilities are determined based on the temporary differences between the carrying amounts and the tax basis of assets and liabilities, and for tax losses, tax credit carryforwards, and other tax attributes, using the enacted tax rates that are to be in effect when these differences are expected to reverse. Our deferred income tax balances and income tax rates are significantly affected by the tax rates on our global operations and the extent to which the undistributed earnings of our foreign subsidiaries are indefinitely reinvested outside the U.S. Deferred income tax liabilities are recognized for U.S. federal and state income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries, unless those earnings are indefinitely reinvested outside of the U.S. Indefinite reinvestment is determined by management's judgment about, and intentions concerning, the future operations of the Company.
As of January 28, 2018, we have not changed our indefinite reinvestment plans as a result of the U.S. tax reform. Accordingly, no deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's foreign subsidiaries. We are continuing to evaluate the impact that the U.S. tax reform has upon the taxes which may become payable upon repatriation, our reinvestment plans, and the most efficient means of deploying our capital resources globally. As this analysis has not yet been completed, it is possible that amounts determined to be indefinitely reinvested outside of the U.S. may ultimately be repatriated, resulting in additional tax liabilities being recognized.
The cumulative undistributed earnings of our foreign subsidiaries as of January 28, 2018 were $1.24 billion, including $1.21 billion of accumulated undistributed earnings of a Canadian subsidiary. In the event we determine that all or a portion of such Canadian earnings will no longer be indefinitely reinvested outside of the United States, Canadian withholding taxes of 5% and U.S. state income taxes could apply to some portion of any distribution made. This is in addition to the one-time transition tax that is payable as a result of the U.S. tax reform. The amount of tax that would be payable upon repatriation is dependent on the elections available to us under Canadian withholding tax legislation, the extent to which such withholding tax would be recoverable through U.S. foreign tax credits, and the interaction between state and U.S. federal income tax laws as a result of the U.S. tax reform.
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
The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating the number of awards which are expected to vest, including, future profit forecasts, types of awards, size of option holder group, and anticipated employee retention and estimated expected forfeitures. Actual results may differ substantially from these estimates.
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
As of January 28, 2018, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 12 to our audited consolidated financial statements included in Item 8 of Part II of this report for further information, including details of the notional amounts outstanding.
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

We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A weakening of the U.S. dollar against the Canadian dollar results in:

•	the following impacts to the consolidated statements of operations:

–	an increase in our net revenue upon translation of the sales made by our Canadian subsidiaries into U.S. dollars for the purposes of consolidation;

–	an increase in our selling, general and administrative expenses incurred by our Canadian subsidiaries upon translation into U.S. dollars for the purposes of consolidation;

–	foreign exchange revaluation losses by our Canadian subsidiaries on U.S. dollar denominated monetary assets; and

–	derivative valuation gains on forward currency contracts not designated in a hedging relationship;

•	the following impacts to the consolidated balance sheets:

–	an increase in the foreign currency translation adjustment which arises on the translation of our Canadian subsidiaries' balance sheets into U.S. dollars; and

–	a decrease in the foreign currency translation adjustment from derivative valuation losses on forward currency contracts, entered into as net investment hedges of a Canadian subsidiary.
During fiscal 2017, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $44.4 million reduction in accumulated other comprehensive loss within stockholders' equity. During fiscal 2016, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $41.7 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% depreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for fiscal 2017 would have resulted in additional income from operations of approximately $1.0 million in fiscal 2017. This assumes a consistent 10% depreciation in the U.S. dollar against the Canadian dollar throughout the fiscal year. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our revolving credit facility provides us with available borrowings in an amount up to $150.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 28, 2018, aside from letters of credit of $1.2 million, we had no other borrowings outstanding under this credit facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less. We do not believe these balances are subject to material interest rate risk.
Credit Risk. We have cash and cash equivalents on deposit with various large, reputable financial institutions. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. We are also exposed to credit-related losses in the event of nonperformance by the financial institutions that are counterparties to our forward currency contracts. The credit risk amount is our unrealized gains on our derivative instruments, based on foreign currency rates at the time of nonperformance. We have not experienced any losses related to these items, and we believe credit risk to be minimal. We seek to minimize our credit risk by entering into transactions with credit worthy and reputable financial institutions and by monitoring the credit standing of the financial institutions with whom we transact. We seek to limit the amount exposure with any one counterparty.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of lululemon athletica inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of lululemon athletica inc. and its subsidiaries, (together, the Company) as of January 28, 2018 and January 29, 2017, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the 52 week periods ended January 28, 2018, January 29, 2017 and January 31, 2016, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2018 and January 29, 2017, and their results of operations and their cash flows for each of the 52 week periods ended January 28, 2018, January 29, 2017, and January 31, 2016 in conformity with accounting principles generally accepted in the United States of America (US GAAP). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting, appearing under item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, Canada
March 26, 2018

We have served as the Company's auditor since 2006.

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	January 28, 2018	January 29, 2017
ASSETS
Current assets
Cash and cash equivalents	$990,501	$734,846
Accounts receivable	19,173	9,200
Inventories	329,562	298,432
Prepaid and receivable income taxes	48,948	81,190
Other prepaid expenses and other current assets	48,098	39,069
	1,436,282	1,162,737
Property and equipment, net	473,642	423,499
Goodwill and intangible assets, net	24,679	24,557
Deferred income tax assets	32,491	26,256
Other non-current assets	31,389	20,492
	$1,998,483	$1,657,541
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$24,646	$24,846
Accrued inventory liabilities	13,027	8,601
Accrued compensation and related expenses	70,141	55,238
Current income taxes payable	15,700	30,290
Unredeemed gift card liability	82,668	70,454
Lease termination liabilities	6,427	—
Other current liabilities	79,989	52,561
	292,598	241,990
Non-current income taxes payable	48,268	—
Deferred income tax liabilities	1,336	7,262
Other non-current liabilities	59,321	48,316
	401,523	297,568
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,781 and 9,781 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,781 and 9,781 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 125,650 and 127,304 issued and outstanding	628	637
Additional paid-in capital	284,253	266,622
Retained earnings	1,455,002	1,294,214
Accumulated other comprehensive loss	(142,923)	(201,500)
	1,596,960	1,359,973
	$1,998,483	$1,657,541
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Net revenue	$2,649,181	$2,344,392	$2,060,523
Cost of goods sold	1,250,391	1,144,775	1,063,357
Gross profit	1,398,790	1,199,617	997,166
Selling, general and administrative expenses	904,264	778,465	628,090
Asset impairment and restructuring costs	38,525	—	—
Income from operations	456,001	421,152	369,076
Other income (expense), net	3,997	1,577	(581)
Income before income tax expense	459,998	422,729	368,495
Income tax expense	201,336	119,348	102,448
Net income	$258,662	$303,381	$266,047

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	58,577	36,703	(64,796)
Comprehensive income	$317,239	$340,084	$201,251

Basic earnings per share	$1.90	$2.21	$1.90
Diluted earnings per share	$1.90	$2.21	$1.89
Basic weighted-average number of shares outstanding	135,988	137,086	140,365
Diluted weighted-average number of shares outstanding	136,198	137,302	140,610
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at February 1, 2015	9,833	9,833	$—	132,112	$661	$241,695	$1,020,619	$(173,407)	$1,089,568
Net income							266,047		266,047
Foreign currency translation adjustment								(64,796)	(64,796)
Common stock issued upon exchange of exchangeable shares	(29)	(29)	—	29	—	—			—
Stock-based compensation expense						10,356			10,356
Tax benefits from stock-based compensation						(1,202)			(1,202)
Common stock issued upon settlement of stock-based compensation				350	2	4,702			4,704
Shares withheld related to net share settlement of stock-based compensation				(50)	—	(2,857)			(2,857)
Repurchase of common stock				(4,959)	(26)	(7,016)	(267,151)		(274,193)
Registration fees associated with prospectus supplement						(145)			(145)
Balance at January 31, 2016	9,804	9,804	$—	127,482	$637	$245,533	$1,019,515	$(238,203)	$1,027,482
Net income							303,381		303,381
Foreign currency translation adjustment								36,703	36,703
Common stock issued upon exchange of exchangeable shares	(23)	(23)	—	23	—	—			—
Stock-based compensation expense						16,822			16,822
Tax benefits from stock-based compensation						1,273			1,273
Common stock issued upon settlement of stock-based compensation				304	2	6,905			6,907
Shares withheld related to net share settlement of stock-based compensation				(50)	—	(3,268)			(3,268)
Repurchase of common stock				(455)	(2)	(643)	(28,682)		(29,327)
Balance at January 29, 2017	9,781	9,781	$—	127,304	$637	$266,622	$1,294,214	$(201,500)	$1,359,973
Net income							258,662		258,662
Foreign currency translation adjustment								58,577	58,577
Stock-based compensation expense						17,610			17,610
Common stock issued upon settlement of stock-based compensation				267	1	5,627			5,628

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Shares	Par Value	Shares	Par Value
Shares withheld related to net share settlement of stock-based compensation				(60)	—	(3,229)			(3,229)
Repurchase of common stock				(1,861)	(10)	(2,377)	(97,874)		(100,261)
Balance at January 28, 2018	9,781	9,781	$—	125,650	$628	$284,253	$1,455,002	$(142,923)	$1,596,960
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Cash flows from operating activities
Net income	$258,662	$303,381	$266,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,235	87,697	73,383
Stock-based compensation expense	17,610	16,822	10,356
Derecognition of unredeemed gift card liability	(6,202)	(4,548)	(3,647)
Asset impairment for ivivva restructuring	11,593	—	—
Settlement of derivatives not designated in a hedging relationship	6,227	—	—
Deferred income taxes	(11,416)	(17,563)	11,142
Changes in operating assets and liabilities:
Inventories	(21,178)	(5,403)	(83,286)
Prepaid and receivable income taxes	32,242	11,537	(52,110)
Other prepaid expenses and other current assets	(16,949)	(6,730)	(3,816)
Other non-current assets	9,194	(8,958)	(4,835)
Accounts payable	(1,551)	14,080	1,247
Accrued inventory liabilities	3,680	(18,900)	5,198
Accrued compensation and related expenses	12,873	9,943	14,937
Current income taxes payable	(16,470)	(10,020)	19,470
Unredeemed gift card liability	17,282	16,010	16,574
Lease termination liabilities	6,427	—	—
Non-current income taxes payable	48,268	—	—
Other accrued and non-current liabilities	30,810	(956)	26,878
Net cash provided by operating activities	489,337	386,392	297,538
Cash flows from investing activities
Purchase of property and equipment	(157,864)	(149,511)	(143,487)
Settlement of net investment hedges	(7,203)	—	—
Other investing activities	(8,325)	—	—
Net cash used in investing activities	(173,392)	(149,511)	(143,487)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	5,628	6,907	4,704
Taxes paid related to net share settlement of stock-based compensation	(3,229)	(3,268)	(2,857)
Repurchase of common stock	(100,261)	(29,327)	(274,193)
Registration fees associated with prospectus supplement	—	—	(145)
Deferred debt financing costs	—	(923)	—
Net cash used in financing activities	(97,862)	(26,611)	(272,491)
Effect of exchange rate changes on cash	37,572	23,094	(44,557)
Increase (decrease) in cash and cash equivalents	255,655	233,364	(162,997)
Cash and cash equivalents, beginning of period	$734,846	$501,482	$664,479
Cash and cash equivalents, end of period	$990,501	$734,846	$501,482
See accompanying notes to the consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales from temporary locations, sales to wholesale accounts, showrooms, warehouse sales, and through license and supply arrangements. The Company operates stores in the United States, Canada, Australia, China, the United Kingdom, New Zealand, Singapore, South Korea, Germany, Japan, Ireland, and Switzerland. There were 404, 406, and 363 company-operated stores in operation as of January 28, 2018, January 29, 2017, and January 31, 2016, respectively.
On June 1, 2017, the Company announced a plan to restructure its ivivva operations. On August 20, 2017, as part of this plan, the Company closed 48 of its 55 ivivva branded company-operated stores. The seven remaining ivivva branded stores remain in operation and are not expected to close. All of the Company's ivivva branded showrooms and other temporary locations have been closed. The Company continues to offer ivivva branded products on its e-commerce websites. Please refer to Note 13 of these consolidated financial statements for further details regarding the ivivva restructuring.
Basis of presentation
The consolidated financial statements have been presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP").
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2017, 2016, and 2015 were each 52 week years. Fiscal 2017, 2016, and 2015 ended on January 28, 2018, January 29, 2017, and January 31, 2016, respectively.
The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its operating profit in the fourth fiscal quarter of each year as a result of increased net revenue during the holiday season.
Certain comparative figures have been reclassified to conform to the financial presentation adopted for the current year. This includes retrospectively adjusting the consolidated statements of cash flows for fiscal 2016 and fiscal 2015 to reclassify excess tax benefits (losses) from financing activities to operating activities, as outlined in Note 2 of these consolidated financial statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The consolidated financial statements include the accounts of lululemon athletica inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand, bank balances, and short-term deposits with original maturities of three months or less. The Company has not experienced any losses related to these balances, and management believes the Company's credit risk to be minimal.
Accounts receivable
Accounts receivable primarily arise out of sales to wholesale accounts, landlord lease inducements, and license and supply arrangements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As of January 28, 2018, January 29, 2017, and January 31, 2016, the Company recorded an insignificant allowance for doubtful accounts.

Inventories
Inventories, consisting of finished goods, inventories in transit, and raw materials, are stated at the lower of cost and net realizable value. Cost is determined using weighted-average costs, and includes all costs incurred to deliver inventory to the Company's distribution centers including freight, non-refundable taxes, duty and other landing costs.
The Company makes provisions as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its estimated net realizable value based upon assumptions about future demand, selling prices and market conditions. The Company wrote-off $16.4 million, $16.1 million, and $14.2 million of inventory in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly.
Property and equipment
Property and equipment are recorded at cost less accumulated depreciation. Direct internal and external costs related to software used for internal purposes which are incurred during the application development stage or for upgrades that add functionality are capitalized. All other costs related to internal use software are expensed as incurred.
Depreciation commences when an asset is ready for its intended use. Buildings are depreciated on a straight-line basis over the expected useful life of the asset, which is individually assessed, and estimated to be up to 20 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the length of the lease and the estimated useful life of the improvement, to a maximum of five years. All other property and equipment are depreciated using the declining balance method as follows:

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

The difference between the recognized rental expense and the total rental payments paid is reflected on the consolidated balance sheets within deferred lease liabilities or prepaid lease assets within other non-current liabilities and other non-current assets, respectively.
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
Deferred revenue
Receipts from the sale of gift cards are treated as deferred revenue. Amounts received in respect of gift cards are recorded as an unredeemed gift card liability. Revenue from the Company's gift cards is recognized when tendered for payment.
Revenue recognition
Net revenue is comprised of company-operated store net revenue, direct to consumer sales through www.lululemon.com, other country and region specific websites, and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via the Company's distribution centers, and other net revenue, which includes outlet sales, sales from temporary locations, sales to wholesale accounts, showroom sales, warehouse sales, and license and supply arrangement net revenue, which consists of royalties as well as sales of the Company's products to licensees.
All revenue is reported net of sales taxes collected for various governmental agencies.
Sales to customers through company-operated stores and other retail locations are recognized at the point of sale, net of discounts and an estimated allowance for sales returns. Sales of apparel to customers through the Company's retail websites and mobile apps are recognized when delivery has occurred, and collection is reasonably assured, net of an estimated allowance for sales returns. Sales of apparel to wholesale accounts are recognized when delivery has occurred and collection is reasonably assured.
Revenue from the Company's gift cards is recognized when tendered for payment. Outstanding customer balances are included in unredeemed gift card liability on the consolidated balance sheets. There are no expiration dates on the Company's gift cards, and lululemon does not charge any service fees that cause a decrement to customer balances.
While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, the portion of card balances not expected to be redeemed are recognized in net revenue in proportion to the gift cards which have been redeemed, under the redemption recognition method. For the years ended January 28, 2018, January 29, 2017, and January 31, 2016, net revenue recognized on unredeemed gift card balances was $6.2 million, $4.5 million, and $3.6 million, respectively.

Cost of goods sold
Cost of goods sold includes:

•	the cost of purchased merchandise, which includes acquisition and production costs including raw material and labor, as applicable;

•	the cost incurred to deliver inventory to the Company's distribution centers including freight, non-refundable taxes, duty, and other landing costs;

•	the cost of the Company's distribution centers, such as labor, rent, utilities, and depreciation;

•	the cost of the Company's production, design, research and development, distribution, and merchandising departments including salaries, stock-based compensation and benefits, and other expenses;

•	occupancy costs such as minimum rent, contingent rent where applicable, property taxes, utilities, and depreciation expense for the Company's company-operated store locations;

•	hemming; and

•	shrink and inventory provision expense.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold or asset impairment and restructuring costs. The Company's selling, general and administrative expenses include the costs of corporate and retail employee wages and benefits, costs to transport the Company's products from the distribution facilities to the Company's sales locations and e-commerce guests, professional fees, marketing, information technology, human resources, accounting, legal, corporate facility and occupancy costs, and depreciation and amortization expense other than in cost of goods sold.
For the years ended January 28, 2018, January 29, 2017, and January 31, 2016, the Company incurred transportation costs of $53.8 million, $44.9 million, and $40.6 million, respectively.
Asset impairment and restructuring costs
Asset impairment and restructuring costs consist of the lease termination, impairment of property and equipment, employee related costs, and other restructuring costs recognized in connection with the restructuring of our ivivva operations.
Store pre-opening costs
Operating costs incurred prior to the opening of new stores are expensed as incurred as selling, general and administrative expenses.
Income taxes
The Company follows the liability method with respect to accounting for income taxes. Deferred income tax assets and liabilities are determined based on the temporary differences between the carrying amounts and the tax basis of assets and liabilities, and for tax losses, tax credit carryforwards, and other tax attributes. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to be in effect when these differences are anticipated to reverse.
Deferred income tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The evaluation as to the likelihood of realizing the benefit of a deferred income tax asset is based on the timing of scheduled reversals of deferred tax liabilities, taxable income forecasts, and tax-planning strategies. The recognition of a deferred income tax asset is based upon several assumptions and forecasts, including current and anticipated taxable income, the utilization of previously unrealized non-operating loss carryforwards, and regulatory reviews of tax filings. Given the judgments and estimates required and the sensitivity of the results to the significant assumptions used, the Company believes the accounting estimates used in relation to the valuation of deferred income tax assets are subject to measurement uncertainty and are susceptible to change if the underlying assumptions change.
The Company provides for taxes at the enacted rate applicable for the appropriate tax jurisdiction. U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries which the Company has determined to be indefinitely reinvested have not been recognized. Management periodically assesses the need to utilize these undistributed earnings to finance foreign operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of the Company's foreign subsidiaries. Such estimates are inherently imprecise since many assumptions utilized in the projections are subject to revision in the future.
The Company evaluates its tax filing positions and recognizes the largest amount of tax benefit that is considered more likely than not to be sustained upon examination by the relevant taxing authorities based on the technical merits of the position. This determination requires the use of significant judgment. Income tax expense is adjusted in the period in which an uncertain tax position is effectively settled, the statute of limitations expires, facts or circumstances change, tax laws change, or new information becomes available. The Company's policy is to recognize interest expense and penalties related to income tax matters as part of other income (expense), net. Accrued interest and penalties are included within the related tax liability on the Company's consolidated balance sheets.
The U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. The United States Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 118 ("SAB 118") which allows companies to record provisional estimates of the impacts of the U.S. tax reform within a one year measurement period. The Company has recorded certain provisional amounts in fiscal 2017 and expects the accounting for the income tax effects of the U.S. tax reform to be completed in fiscal 2018. The U.S. tax reform changes and their estimated impact to the Company are outlined in Note 14 of these consolidated financial statements.
Fair value of financial instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

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
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis, which are outlined in Note 11 of these consolidated financial statements.
Foreign currency
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
Derivative financial instruments
The Company uses derivative financial instruments to manage its exposure to certain foreign currency exchange rate risks.

Net investment hedges. The Company enters into certain forward currency contracts that are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss, net of tax, and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. Hedge effectiveness is measured using a method based on changes in forward exchange rates. The Company classifies the cash flows at settlement of its net investment hedges within investing activities in the consolidated statements of cash flows.
Derivatives not designated as hedging instruments. The Company also enters into certain forward currency contracts that are not designated as net investment hedges. They are designed to economically hedge the foreign exchange revaluation gains and losses of certain monetary assets and liabilities. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses. The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
The Company presents its derivative assets and derivative liabilities at their gross fair values within other prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions.
The Company does not enter into derivative contracts for speculative or trading purposes. Additional information on the Company's derivative financial instruments is included in Notes 11 and 12 of these consolidated financial statements.
Concentration of credit risk
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
Cash and cash equivalents are held with high quality financial institutions. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. The Company is also exposed to credit-related losses in the event of nonperformance by the counterparties to the forward currency contracts. The credit risk amount is the Company's unrealized gains on its derivative instruments, based on foreign currency rates at the time of nonperformance. The Company has not experienced any losses related to these items, and it believes credit risk to be minimal. The Company seeks to minimize its credit risk by entering into transactions with credit worthy and reputable financial institutions and by monitoring the credit standing of the financial institutions with whom it transacts. It seeks to limit the amount exposure with any one counterparty.
The Company's derivative contracts contain certain credit risk-related contingent features. Under certain circumstances, including an event of default, bankruptcy, termination, and cross default under the Company's revolving credit facility, the Company may be required to make immediate payment for outstanding liabilities under its derivative contracts.
Stock-based compensation
The Company accounts for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and is recognized as employee compensation expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. For awards with service and/or performance conditions, the amount of compensation expense recognized is based on the number of awards expected to vest, reflecting estimated expected forfeitures, and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. The fair value of each stock option granted is estimated on the award date using the Black-Scholes model, and the fair value of the restricted shares, performance-based restricted stock units, and restricted stock units is based on the closing price of the Company's common stock on the award date.
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
Recently adopted accounting pronouncements
In July 2015, the FASB amended ASC Topic 330, Inventory to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance became effective for the Company the first quarter of fiscal 2017 and the adoption did not impact its consolidated financial statements.
In March 2016, the FASB amended ASC Topic 718, Stock Compensation simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to account for forfeitures when they occur. The Company adopted this amendment in the first quarter of fiscal 2017 and elected to continue to estimate expected forfeitures. The Company is now required to include excess tax benefits and deficiencies as a component of income tax expense, rather than a component of stockholders' equity. Additionally, the Company retrospectively adjusted its consolidated statements of cash flows for fiscal 2016 and fiscal 2015 to reclassify excess tax benefits (losses) of $1.3 million and $(1.2) million, respectively, from financing activities to operating activities.
Recently issued accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"). This ASU supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance. ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The FASB has also issued several related updates which are required to be adopted concurrently with ASU 2014-09. This guidance will be adopted by the Company beginning in its first quarter of fiscal 2018.
The Company has performed an analysis of the impact of ASC 606 and does not believe that the adoption of this new guidance will materially impact the timing, or amount, of its revenue recognition. The Company uses the redemption recognition method for recognizing revenue for gift card breakage, and the methodology to be used under ASC 606 is consistent with the Company's past practice. The Company expects to recognize its provision for sales returns on a gross basis, rather than a net basis, on the consolidated balance sheets. The Company plans to adopt this guidance on a modified retrospective basis.
In February 2016, the FASB issued ASC Topic 842, Leases ("ASC 842") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. This guidance will be effective for the Company beginning in its first quarter of fiscal 2019, with early application permitted. The Company will adopt ASC 842 in its first quarter of fiscal 2019. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements, processes, and controls. It is expected that the primary financial statement impact upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets. It is expected that this will result in a significant increase in assets and liabilities on the consolidated balance sheets.
In May 2017, the FASB amended ASC 718, Stock Compensation, to reduce diversity in practice and to clarify when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance will result in fewer changes to the terms of an award being accounted for as modifications. This guidance will be adopted by the Company beginning in its first quarter of fiscal 2018 and applies prospectively to awards modified on or after adoption. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
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
In February 2018, the FASB amended ASC 220, Income Statement—Reporting Comprehensive Income. ASC 740, Income Taxes, requires that the effect of a change in tax laws or rates on deferred tax assets and liabilities be included in income from continuing operations. In situations in which the tax effects of a transaction were initially recognized directly in other comprehensive income, this results in “stranded” amounts in accumulated other comprehensive income related to the income tax rate differential. The amendments to ASC 220 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of tax bill, H.R.1, commonly known as the Tax Cuts and Jobs Act. The guidance in the ASU is effective for the Company beginning in its first quarter of fiscal 2019 with early adoption permitted. The Company is currently evaluating the impact that this new guidance may have on its statement of shareholders' equity, and the timing of adoption.
NOTE 3. INVENTORIES

	January 28, 2018	January 29, 2017
	(In thousands)
Finished goods	$344,695	$306,087
Provision to reduce inventories to net realizable value	(15,133)	(7,655)
Inventories	$329,562	$298,432
NOTE 4. PROPERTY AND EQUIPMENT

	January 28, 2018	January 29, 2017
	(In thousands)
Land	$83,048	$78,561
Buildings	39,278	32,174
Leasehold improvements	301,449	263,957
Furniture and fixtures	91,778	81,790
Computer hardware	61,734	52,107
Computer software	173,997	135,156
Equipment and vehicles	14,806	11,966
Work in progress	51,260	46,113
Property and equipment, gross	817,350	701,824
Accumulated depreciation	(343,708)	(278,325)
Property and equipment, net	$473,642	$423,499
Included in the cost of computer software are capitalized costs of $12.4 million and $6.3 million as of January 28, 2018 and January 29, 2017, respectively, associated with internally developed software.
Depreciation expense related to property and equipment was $108.0 million, $87.0 million, and $72.6 million for the years ended January 28, 2018, January 29, 2017, and January 31, 2016, respectively.
See Note 13 of these consolidated financial statements for information on the impairment of long-lived assets the Company recognized as part of the restructuring of its ivivva operations.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

	January 28, 2018	January 29, 2017
	(In thousands)
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(890)	(1,263)
	24,606	24,233
Intangible assets, net	73	324
Goodwill and intangible assets, net	$24,679	$24,557
NOTE 6. OTHER CURRENT LIABILITIES

	January 28, 2018	January 29, 2017
	(In thousands)
Accrued duty, freight, and other operating expenses	$33,695	$23,239
Sales tax collected	11,811	10,182
Forward currency contract liabilities	8,771	—
Accrued rent	7,074	5,562
Sales return allowances	6,293	4,728
Accrued capital expenditures	5,714	4,238
Other	6,631	4,612
Other current liabilities	$79,989	$52,561
NOTE 7. OTHER NON-CURRENT LIABILITIES

	January 28, 2018	January 29, 2017
	(In thousands)
Deferred lease liabilities	$27,186	$26,648
Tenant inducements	26,250	21,668
Other	5,885	—
Other non-current liabilities	$59,321	$48,316
NOTE 8. LONG-TERM DEBT AND CREDIT FACILITIES
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
The Company is also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and it is not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of January 28, 2018, the Company was in compliance with all applicable covenants.
As of January 28, 2018, aside from letters of credit of $1.2 million, there were no other borrowings outstanding under this credit facility.
NOTE 9. STOCKHOLDERS' EQUITY
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
NOTE 10. STOCK-BASED COMPENSATION AND BENEFIT PLANS
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

The Company has granted stock options, performance-based restricted stock units, restricted stock units, and restricted shares. Stock options granted to date generally have a four-year vesting period and vest at a rate of 25% each year on the anniversary date of the grant. Stock options generally expire on the earlier of seven years from the date of grant, or a specified period of time following termination, in accordance with the 2014 Plan and the related grant agreement. Performance-based restricted stock units issued generally vest three years from the grant date and restricted shares generally vest one year from the grant date. Restricted stock units granted generally have a three-year vesting period and vest at a certain percentage each year on the anniversary date of the grant.
The Company issues previously unissued shares upon the exercise of Company options, vesting of performance-based restricted stock units or restricted stock units, and granting of restricted shares.
Stock-based compensation expense charged to income for the plans was $17.6 million, $16.8 million, and $10.4 million for the years ended January 28, 2018, January 29, 2017, and January 31, 2016, respectively.

Total unrecognized compensation cost for all stock-based compensation plans was $44.6 million as of January 28, 2018, which is expected to be recognized over a weighted-average period of 2.0 years, and was $35.8 million as of January 29, 2017 over a weighted-average period of 2.2 years.
Company stock options, performance-based restricted stock units, restricted shares and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share and restricted stock unit activity as of January 28, 2018, January 29, 2017, and January 31, 2016, and changes during the fiscal years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at February 1, 2015	879	$39.25	452	$59.27	62	$42.86	186	$45.75
Granted	399	57.43	156	63.35	19	66.07	238	61.60
Exercised/vested	235	20.26	58	67.50	46	42.73	41	46.04
Forfeited/expired	176	55.22	155	62.06	4	38.25	50	53.35
Balance at January 31, 2016	867	$49.54	395	$58.58	31	$57.67	333	$55.91
Granted	428	68.63	164	68.64	17	69.94	216	68.15
Exercised/vested	191	36.76	7	64.36	34	58.39	91	56.87
Forfeited/expired	186	58.87	162	62.54	—	—	98	55.95
Balance at January 29, 2017	918	$59.20	390	$61.05	14	$70.54	360	$62.99
Granted	619	52.34	192	52.38	24	52.38	336	52.83
Exercised/vested	109	51.62	—	—	14	70.29	135	60.64
Forfeited/expired	311	58.09	253	55.30	3	51.72	134	57.28
Balance at January 28, 2018	1,117	$56.44	329	$60.42	21	$52.45	427	$57.54
A total of 13.8 million shares of the Company's common stock have been authorized for future issuance under the Company's 2014 Equity Incentive Plan.
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
In January 2018, the Company determined that the impact of the ivivva restructuring would be excluded from the measurement of performance for its performance-based restricted stock awards. This resulted in a modification of the awards for accounting purposes, impacting approximately 250 employees, and resulting in a total incremental stock-based compensation expense of $10.1 million. This expense will be recognized over the remaining service period of the affected awards and $0.1 million was recognized during the year ended January 28, 2018.
The fair value of the restricted shares and restricted stock units is based on the closing price of the Company's common stock on the award date.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following assumptions were used in calculating the fair value of stock options granted in fiscal 2017, 2016, and 2015:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Expected term	4.00 years	4.00 years	4.00 years
Expected volatility	38.28%	40.07%	42.73%
Risk-free interest rate	1.72%	1.08%	0.98%
Dividend yield	—%	—%	—%
The following table summarizes information about stock options outstanding and exercisable as of January 28, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
	(In thousands, except per share amounts and years)
$11.75 - $51.72	151	$43.32	4.0	85	$39.93	3.3
$51.87 - $51.87	431	51.87	6.2	—	—	0.0
$52.39 - $64.46	175	54.69	4.3	85	53.97	3.8
$64.83 - $67.68	80	65.13	4.3	35	65.00	4.3
$68.69 - $78.86	280	69.15	5.0	78	69.80	4.5
	1,117	$56.44	5.2	283	$55.44	3.9
Intrinsic value	$25,287			$6,679
As of January 28, 2018, the unrecognized compensation cost related to these options was $11.7 million, which is expected to be recognized over a weighted-average period of 2.6 years. The weighted-average grant date fair value of options granted during the years ended January 28, 2018, January 29, 2017, and January 31, 2016 was $16.88, $22.39, and $19.76, respectively.
The following table summarizes the intrinsic value of options exercised and awards that vested during fiscal 2017, 2016, and 2015:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
Stock options	$1,856	$6,072	$10,554
Performance-based restricted stock units	—	471	3,592
Restricted shares	743	2,283	2,739
Restricted stock units	7,447	6,084	2,230
	$10,046	$14,910	$19,115
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the year ended January 28, 2018, there were 0.1 million shares purchased.
Defined contribution pension plans
During fiscal 2016, the Company began offering defined contribution pension plans to its eligible employees in Canada and the United States. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $5.2 million and $3.2 million for the years ended January 28, 2018 and January 29, 2017, respectively.
NOTE 11. FAIR VALUE MEASUREMENT
The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	January 28, 2018	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Forward currency contract assets	$7,889	$—	$7,889	$—	Other prepaid expenses and other current assets
Forward currency contract liabilities	8,771	—	8,771	—	Other current liabilities
The fair values of the forward currency contract assets and liabilities are determined using observable Level 2 inputs, including foreign currency spot exchange rates, forward pricing curves, and interest rates, and considers the credit risk of the Company and its counterparties.
They are presented at their gross fair values. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company has impaired certain long-lived assets and recorded them at their estimated fair value on a non-recurring basis. The fair value of these long-lived assets was determined using Level 3 inputs, principally the present value of the estimated future cash flows expected from their use and eventual disposition. Please refer to Note 13 of these consolidated financial statements for further details regarding the impairment of long-lived assets as a result of the ivivva restructuring. Also as a result of the ivivva restructuring, the Company recorded lease termination liabilities at fair value, determined using Level 3 inputs based on remaining lease rentals and reduced by estimated sublease income.
NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently hedges against changes in the Canadian dollar to U.S. dollar exchange rate using forward currency contracts.
Net investment hedges
The Company holds a significant portion of its assets in Canada and during the year ended January 28, 2018, it entered into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges for the year ended January 28, 2018.
Derivatives not designated as hedging instruments
During the year ended January 28, 2018 the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities.

Outstanding notional amounts
The Company had foreign exchange forward contracts outstanding with the following notional amounts:

	January 28, 2018	January 29, 2017
	(In thousands)
Derivatives designated as net investment hedges	$262,000	$—
Derivatives not designated in a hedging relationship	240,000	—
The forward currency contracts designated as net investment hedges mature on different dates between June 2018 and October 2018.
The forward currency contracts not designated in a hedging relationship mature on different dates between April 2018 and October 2018.
Quantitative disclosures about derivative financial instruments
The fair values of forward currency contracts were as follows:

	January 28, 2018	January 29, 2017
	(In thousands)
Derivatives designated as net investment hedges, recognized within:
Other current liabilities	$8,771	$—
Derivatives not designated in a hedging relationship, recognized within:
Other prepaid expenses and other current assets	7,889	—
As of January 28, 2018, there were derivative assets of $6.4 million and derivative liabilities of $7.1 million subject to enforceable netting arrangements.
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income are as follows:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
(Losses) gains recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$(15,974)	$—	$—
No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations are as follows:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange (losses) gains	$(6,798)	$(8,314)	$11,958
Derivatives not designated in a hedging relationship	14,115	—	—
Net foreign exchange and derivative gains (losses)	$7,317	$(8,314)	$11,958

NOTE 13. ASSET IMPAIRMENT AND RESTRUCTURING
On June 1, 2017, the Company announced a plan to restructure its ivivva operations. On August 20, 2017, as part of this plan, the Company closed 48 of its 55 ivivva branded company-operated stores. The seven remaining ivivva branded stores remain in operation and are not expected to close. All of the Company's ivivva branded showrooms and other temporary locations have been closed. The restructuring is substantially complete, and the Company continues to offer ivivva branded products on its e-commerce websites and through the remaining ivivva branded stores.
As a result of the closures, the Company recognized aggregate pre-tax charges of $47.2 million during fiscal 2017. A summary of the pre-tax charges recognized during fiscal 2017 in connection with the Company's restructuring of its ivivva operations is as follows:

Fiscal Year Ended January 28, 2018
(In thousands)
Costs recorded in cost of goods sold:
Provision to reduce inventories to net realizable value	$4,945
Accelerated depreciation	3,753
8,698
Costs recorded in operating expenses:
Lease termination costs	21,069
Impairment of property and equipment	11,593
Employee related costs	4,226
Other restructuring costs	1,637
Asset impairment and restructuring costs	38,525
Restructuring and related costs	$47,223
Income tax recoveries of $12.7 million were recorded on the above items in fiscal 2017. These income tax recoveries are based on the annual tax rate of the applicable tax jurisdictions.
Costs recorded in cost of goods sold
During fiscal 2017, the Company recognized expenses of $8.7 million in cost of goods sold as a result of the restructuring of its ivivva operations. This included $4.9 million to reduce inventories to their estimated net realizable value, and $3.8 million in accelerated depreciation primarily related to leasehold improvements and furniture and fixtures for stores that were closed on August 20, 2017.
Costs recorded in operating expenses
The Company recognized asset impairment and restructuring costs of $38.5 million during fiscal 2017 as a result of the restructuring of its ivivva operations.
As a result of the plan to close the majority of the ivivva branded locations, the long-lived assets of each ivivva branded location were tested for impairment as of April 30, 2017. For impaired locations, a loss was recognized representing the difference between the net book value of the long-lived assets and their estimated fair value. Impairment losses totaling $11.6 million were recognized during the first quarter of fiscal 2017. These losses primarily relate to leasehold improvements and furniture and fixtures of the company-operated stores segment. These assets were retired during fiscal 2017 in conjunction with the closures of the company-operated stores.
During fiscal 2017, the Company recognized employee related expenses as a result of the restructuring of $4.2 million.
The Company recognized lease termination costs of $21.1 million during fiscal 2017. As of January 28, 2018, the Company had lease termination liabilities of $6.4 million. During fiscal 2017, the Company also recognized other restructuring costs of $1.6 million.

NOTE 14. INCOME TAXES
The Company's domestic and foreign income before income tax expense and current and deferred income taxes from federal, state, and foreign sources are as follows:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
Income (loss) before income tax expense
Domestic	$123,942	$(30,955)	$84,286
Foreign	336,056	453,684	284,209
	$459,998	$422,729	$368,495
Current income tax expense (recovery)
Federal	$79,724	$36,245	$(18,662)
State	11,573	6,690	3,363
Foreign	109,322	94,581	110,372
	$200,619	$137,516	$95,073
Deferred income tax expense (recovery)
Federal	$14,443	$(11,065)	$8,719
State	3,988	(1,840)	425
Foreign	(17,714)	(5,263)	(1,769)
	717	(18,168)	7,375
Income tax expense	$201,336	$119,348	$102,448
The Company's income tax expense for fiscal 2017, fiscal 2016 and fiscal 2015 include certain discrete tax amounts, as follows:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
U.S. tax reform:
One-time transition tax	$58,896	$—	$—
Deferred income tax effects	398	—	—
Tax recovery on ivivva restructuring costs	(12,741)	—	—
Transfer pricing and repatriation taxes:
Transfer pricing adjustments, net	—	(10,706)	(4,826)
Tax on repatriation of foreign earnings	—	(38)	7,838
Tax adjustment on foreign tax credit calculations	—	—	(10,455)
Total tax adjustments	$46,553	$(10,744)	$(7,443)
U.S. tax reform
The U.S. tax reform enacted on December 22, 2017 and introduces significant changes to the U.S. income tax laws. The U.S. tax reform reduces the U.S. federal income tax rate from 35% to 21%, introduces a shift to a territorial tax system and changes how foreign earnings are subject to U.S. tax, and imposes a mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries. The U.S. tax reform also introduces new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion anti-abuse tax. Accounting for the income tax effects of the U.S. tax reform is complex and requires significant judgement and estimates in the interpretation and calculations of its provisions.
The Company has recognized a provisional amount of $59.3 million in income tax expense in fiscal 2017 in relation to the U.S. tax reform. This includes a provisional current income tax expense of $58.9 million for the mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries, and a provisional deferred income tax expense of $0.4 million to reflect the reduced U.S. tax rate and other effects of the U.S. tax reform.
As the Company completes its analysis of the U.S. tax reform it may make adjustments to the provisional amounts recognized, and will incorporate any additional interpretations or guidance that may be issued. The Company may also identify additional effects not reflected as of January 28, 2018. Any such adjustments may materially impact the provision for income taxes and the effective income tax rate in the period in which the adjustments are made.
The Company expects to complete the accounting for the income tax effects of the U.S. tax reform in fiscal 2018.
One-time transition tax. The U.S. tax reform requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% on cash and cash equivalents and 8% on the remaining earnings, net of foreign tax credits. The one-time transition tax is payable over eight years. The Company has recognized a provisional amount of $58.9 million in income tax expense. The Company expects to pay the transition tax using its existing cash balances and sources within the U.S.
Further analysis will be required with respect to the method of computation and components of the foreign subsidiaries' earnings and profits, the definition of foreign cash positions, the computation and limitation of the use of foreign tax credits, and the interaction between state and U.S. federal income tax laws on the mandatory deemed repatriation income inclusion for state income tax purposes.
Deferred income tax effects. The U.S. tax reform reduced the U.S. federal income tax rate from 35% to 21%. Accordingly, the Company has remeasured its deferred income tax assets and liabilities to reflect the reduced rate that is expected to apply in future periods when these balances reverse. The Company recognized a provisional deferred income tax expense of $0.4 million to reflect the reduced U.S. tax rate and other effects of the U.S. tax reform.
The U.S. tax reform and the shift to a territorial tax system eliminates U.S. federal income taxes upon any future repatriation of foreign earnings. However, the U.S. tax reform does not eliminate foreign withholding taxes, or certain state income taxes, which may still be payable upon any future repatriation.
As of January 28, 2018, no deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's foreign subsidiaries as these earnings were indefinitely reinvested outside of the United States. The Company is continuing to evaluate the impact that the U.S. tax reform will have upon the taxes which may become payable upon repatriation, its reinvestment plans, and the most efficient means of deploying its capital resources globally. As this analysis has not yet been completed, it is possible that amounts determined to be indefinitely reinvested outside of the U.S. may ultimately be repatriated, resulting in additional tax liabilities being recognized.
The cumulative undistributed earnings of the Company's foreign subsidiaries as of January 28, 2018 were $1.24 billion, including $1.21 billion of accumulated undistributed earnings of a Canadian subsidiary. In the event the Company determines that all or a portion of such foreign earnings will no longer be indefinitely reinvested outside of the United States, Canadian withholding taxes of 5% and U.S. state income taxes could apply to some portion of any distribution made. This is in addition to the one-time transition tax that is payable as a result of the U.S. tax reform. The amount of tax that would be payable upon repatriation is dependent on the elections available to the Company under Canadian withholding tax legislation, the extent to which such withholding tax would be recoverable through U.S. foreign tax credits, and the interaction between state and U.S. federal income tax laws as a result of the U.S. tax reform.
As of January 28, 2018, the Company had cash and cash equivalents of $796.9 million outside of the United States.
Tax recovery on ivivva restructuring costs
As outlined in Note 13 of these consolidated financial statements, the Company restructured its ivivva operations during fiscal 2017. Income tax recoveries of $12.7 million were recorded on total restructuring costs of $47.2 million in fiscal 2017. These income tax recoveries are based on the tax rate of the applicable tax jurisdictions.
Transfer pricing adjustments, net
The Company's tax positions include the Company's intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group.
During fiscal 2016, the Company finalized an Advance Pricing Arrangement ("APA") with the IRS and the Canada Revenue Agency ("CRA"). This agreement determines the amount of income which is taxable in each respective jurisdiction.
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
In accordance with the terms of the APA, the adjustments necessary to reflect the reduction in pre-tax income in the United States for fiscal 2011 to fiscal 2015 were recorded by way of a cumulative catchup reduction in pre-tax income in fiscal 2016. This resulted in a decrease in domestic income (loss) before income tax expense of $129.9 million and a corresponding increase in foreign income before income tax expense in the year ended January 29, 2017.
For the years ended January 29, 2017 and January 31, 2016, the Company recorded net interest expenses related to the APA of $1.7 million and $3.5 million, respectively. This represents accrued interest on the Canadian income tax payable related to the APA. The APA resulted in an increase in income tax payable in Canada. These interest costs were recognized in other income (expense), net.
There were no significant adjustments related to the APA in fiscal 2017.
Tax on repatriation of foreign earnings
In the year ended January 31, 2016, as a result of the change in the expected outcome of the APA described above, it was expected that a significant intercompany debt between one of the Company's U.S. subsidiaries and a Canadian subsidiary would arise upon the finalization of the APA. In order to finance the payment of this intercompany debt, it was expected that $156.0 million would be distributed from a Canadian subsidiary to the U.S. parent entity. As a result, these foreign earnings were no longer considered indefinitely reinvested and the Company recorded an incremental income tax expense and deferred income tax liability of $7.8 million to provide for U.S. income and applicable foreign withholding taxes on this expected distribution.
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
A summary reconciliation of the effective tax rate is as follows:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(Percentages)
Federal income tax at statutory rate	33.9%	35.0%	35.0%
Foreign tax rate differentials	(5.9)	(7.0)	(6.9)
U.S. state taxes	1.5	1.6	0.8
Non-deductible compensation expense	0.9	0.6	0.6
Permanent and other	0.5	0.5	—
U.S. tax reform	12.9	—	—
Transfer pricing adjustments, net	—	(2.5)	(1.0)
Tax on repatriation of foreign earnings	—	—	2.1
Tax adjustment on foreign tax credit calculations	—	—	(2.8)
Effective tax rate	43.8%	28.2%	27.8%

The Company's U.S. federal income tax rate of 33.9% for the year ended January 28, 2018 is a blended rate that includes the rate decrease which became effective on January 1, 2018.
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of January 28, 2018 and January 29, 2017 are presented below:

	January 28, 2018	January 29, 2017
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$37,436	$16,280
Inventories	4,691	4,811
Deferred lease liabilities	7,956	9,373
Tenant inducements	7,386	8,453
Stock-based compensation	740	2,354
Foreign tax credits	877	6,818
Other	5,309	2,920
Deferred income tax assets	64,395	51,009
Valuation allowance	(1,843)	(91)
Deferred income tax assets, net of valuation allowance	$62,552	$50,918
Deferred income tax liabilities:
Property and equipment, net	$(30,429)	$(31,153)
Other	(968)	(771)
Deferred income tax liabilities	(31,397)	(31,924)
Net deferred income tax assets	$31,155	$18,994

Balance sheet classification:
Deferred income tax assets	$32,491	$26,256
Deferred income tax liabilities	(1,336)	(7,262)
Net deferred income tax assets	$31,155	$18,994
As of January 28, 2018, the Company had foreign net operating loss carryforwards of $121.8 million. The majority of the net operating loss carryforwards expire, if unused, between fiscal 2031 and fiscal 2037.
The Company files income tax returns in the U.S., Canada and various foreign, state, and provincial jurisdictions. The 2012 to 2016 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2010 and 2011 tax years are still open for certain state tax authorities. The 2007 to 2016 tax years remain subject to examination by Canadian tax authorities. The 2011 to 2016 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company does not have any significant unrecognized tax benefits arising from uncertain tax positions taken, or expected to be taken, in the Company's tax returns.
NOTE 15. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands, except per share amounts)
Net income	$258,662	$303,381	$266,047
Basic weighted-average number of shares outstanding	135,988	137,086	140,365
Assumed conversion of dilutive stock options and awards	210	216	245
Diluted weighted-average number of shares outstanding	136,198	137,302	140,610
Basic earnings per share	$1.90	$2.21	$1.90
Diluted earnings per share	$1.90	$2.21	$1.89

The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the fiscal years ended January 28, 2018, January 29, 2017, and January 31, 2016, 0.1 million, 0.1 million, and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
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
On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200.0 million of its common shares in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements, and the repurchase program is expected to be completed in two years. As of January 28, 2018, the remaining aggregate value of shares available to be repurchased under this program was $199.0 million.
During the fiscal years ended January 28, 2018, January 29, 2017, and January 31, 2016, 1.9 million, 0.5 million, and 5.0 million shares, respectively, were repurchased under the programs at a total cost of $100.3 million and $29.3 million, and $274.2 million respectively.
Subsequent to January 28, 2018, and up to March 21, 2018, 100 shares were repurchased at a total cost of $7.5 thousand.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Commitments
Leases. The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of January 28, 2018, the lease terms of the various leases range from two to 15 years. A substantial number of the Company's leases include renewal options and certain of the Company's leases include rent escalation clauses, rent holidays and leasehold rental incentives. The majority of the Company's leases for store premises also include contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitments in respect of company-operated stores that have not yet opened but for which lease agreements have been executed.
Rent expense for the years ended January 28, 2018, January 29, 2017, and January 31, 2016 was $167.3 million, $147.4 million, and $124.5 million, respectively, under operating lease agreements, consisting of minimum rental expense of $155.9 million, $137.0 million, and $113.9 million, respectively, and contingent rental amounts of $11.4 million, $10.4 million, and $10.5 million, respectively.
License and supply arrangements. The Company has entered into license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, and Mexico. The Company retains the rights to sell lululemon products through its e-commerce websites in these countries. Under these arrangements, the Company supplies the partners with lululemon products, training, and other support. The initial term of the agreement for the Middle East expires in January 2020, and the initial term of the agreement for Mexico expires in November 2026. As of January 28, 2018, there were three licensed retail locations in the United Arab Emirates, one in Qatar, and one in Mexico.
One-time transition tax. As outlined in Note 14 of these consolidated financial statements, the U.S. tax reform imposed a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax. The one-time transition tax is payable over eight years. The Company recognized a provisional income tax expense of $58.9 million in fiscal 2017 for the mandatory transition tax. The one-time transition tax payable is net of foreign tax credits, and the table below outlines the expected payments due by fiscal year.

The following table summarizes the Company's contractual arrangements as of January 28, 2018, and the timing and effect that such commitments are expected to have on its liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Operating leases (minimum rent)	$611,817	$143,428	$127,641	$105,720	$81,595	$59,058	$94,375
One-time transition tax payable	56,969	8,701	4,197	4,197	4,197	4,197	31,480
Contingencies
Legal proceedings. In addition to the legal matters described below, the Company is, from time to time, involved in routine legal matters incidental to the conduct of its business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.
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
On December 20, 2017, former lululemon employee Shayla Famouri filed a lawsuit in Los Angeles Superior Court against the Company and a former employee of the Company. The plaintiff alleges claims for sexual assault and battery, sexual harassment, retaliation, creating a hostile work environment and related claims. The complaint seeks damages in the amount of $3.0 million, as well as non-monetary relief such as policy change and an apology. The Company intends to vigorously defend this matter.
NOTE 17. RELATED PARTY BALANCES AND TRANSACTIONS
The Company entered into the following transactions with related parties, all of which were approved by the Company's Audit Committee in accordance with the Company's related party transaction policy:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
Payments to related parties:
Lease costs for one company-operated store	$138	$108	$112
Consulting fees	$—	$167	$354
Employment compensation	$270	$274	$140
The Company's founder, who is a beneficial owner of more than 10% of the Company's total outstanding shares, and who was a member of the Company's board of directors until February 2, 2015, owns a retail space that the Company leases for one of its company-operated stores. Consulting fees were paid to a relative of the Company's founder; the agreements related to this were not renewed for fiscal 2017.
An immediate family member of one of the Company's former executives commenced employment with the Company during fiscal 2015. The employment of the executive and the immediate family member ceased during fiscal 2017. The above employment compensation consists of salary, bonuses, and the grant date fair value of equity awards.

NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
Cash paid for income taxes	$137,826	$132,422	$113,534
Interest paid	$8	$5,178	$52
NOTE 19. SEGMENTED FINANCIAL INFORMATION
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites and mobile apps. Outlets, temporary locations, sales to wholesale accounts, showrooms, warehouse sales, and license and supply arrangements net revenue have been combined into other. Information for these segments is detailed in the table below:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
Net revenue
Company-operated stores	$1,837,065	$1,704,357	$1,516,323
Direct to consumer	577,590	453,287	401,525
Other	234,526	186,748	142,675
	$2,649,181	$2,344,392	$2,060,523
Income from operations before general corporate expenses
Company-operated stores	$464,321	$415,635	$346,802
Direct to consumer	231,295	186,178	166,418
Other	35,580	22,312	5,826
	731,196	624,125	519,046
General corporate expenses	227,972	202,973	149,970
Restructuring and related costs	47,223	—	—
Income from operations	456,001	421,152	369,076
Other income (expense), net	3,997	1,577	(581)
Income before income tax expense	$459,998	$422,729	$368,495

Capital expenditures:
Company-operated stores	$80,240	$75,304	$85,756
Direct to consumer	19,928	11,461	8,284
Corporate and other	57,696	62,746	49,447
	$157,864	$149,511	$143,487
Depreciation and amortization:
Company-operated stores	$64,870	$59,585	$50,951
Direct to consumer	12,997	7,015	6,628
Corporate and other	30,368	21,097	15,804
	$108,235	$87,697	$73,383
The accelerated depreciation related to the restructuring of the ivivva operations is included in corporate and other in the above breakdown of depreciation and amortization.
Intercompany amounts are excluded from the above table as they are not included in the materials reviewed by the chief operating decision maker.

The Company operates in five geographic areas — the United States, Canada, Asia Pacific, and Europe. Net revenue by region for the years ended January 28, 2018, January 29, 2017, and January 31, 2016 was as follows:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
United States	$1,911,763	$1,726,076	$1,508,841
Canada	491,779	447,167	416,520
Outside of North America	245,639	171,149	135,162
	$2,649,181	$2,344,392	$2,060,523
Property and equipment, net by geographic area as of January 28, 2018 and January 29, 2017 were as follows:

	January 28, 2018	January 29, 2017
	(In thousands)
United States	$161,699	$170,745
Canada	271,441	217,035
Outside of North America	40,502	35,719
	$473,642	$423,499
The Company's goodwill and intangible assets relate to the reporting segment consisting of company-operated stores.

NOTE 20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables present the Company's unaudited quarterly results of operations and comprehensive income for each of the quarters in the fiscal years ended January 28, 2018 and January 29, 2017. The following tables should be read in conjunction with the Company's audited consolidated financial statements and related notes. The Company has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of the Company's management, are necessary to fairly present its operating results for the quarters presented. The Company's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2017				Fiscal 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited; Amounts in thousands, except per share amounts)
Net revenue	$928,802	$619,018	$581,054	$520,307	$789,940	$544,416	$514,520	$495,516
Cost of goods sold	406,291	297,056	283,632	263,412	362,041	265,990	260,359	256,385
Gross profit	522,511	321,962	297,422	256,895	427,899	278,426	254,161	239,131
Selling, general and administrative expenses	264,232	215,367	225,524	199,141	231,270	185,451	180,202	181,542
Asset impairment and restructuring costs	2,001	21,007	3,186	12,331	—	—	—	—
Income from operations	256,278	85,588	68,712	45,423	196,629	92,975	73,959	57,589
Other income (expense), net	1,226	1,052	812	907	857	628	578	(486)
Income before income tax expense	257,504	86,640	69,524	46,330	197,486	93,603	74,537	57,103
Income tax expense	137,743	27,696	20,813	15,084	61,351	25,318	20,912	11,767
Net income	$119,761	$58,944	$48,711	$31,246	$136,135	$68,285	$53,625	$45,336

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	48,516	(31,018)	72,854	(31,775)	15,941	(24,748)	(28,052)	73,562
Comprehensive income	$168,277	$27,926	$121,565	$(529)	$152,076	$43,537	$25,573	$118,898

Basic earnings per share	$0.88	$0.44	$0.36	$0.23	$0.99	$0.50	$0.39	$0.33
Diluted earnings per share	$0.88	$0.43	$0.36	$0.23	$0.99	$0.50	$0.39	$0.33
The Company's quarterly results of operations have varied in the past and are likely to do so again in the future. As such, the Company believes that comparisons of its quarterly results of operations should not be relied upon as an indication of the Company's future performance.

NOTE 21. SUBSEQUENT EVENT
The Company evaluates events or transactions that occur after the balance sheet date through to the date which the financial statements are issued, for potential recognition or disclosure in its consolidated financial statements in accordance with ASC Topic 855, Subsequent Events.
Effective February 2, 2018, Laurent Potdevin, Chief Executive Officer of the Company, resigned from his position as Chief Executive Officer and as a member of the Company's board of directors. Effective as of that same date, the board of directors appointed Glenn Murphy, currently serving as Chairman of the board of directors, to serve as Executive Chairman of the board of directors. lululemon's senior leaders will report to Mr. Murphy while the board of directors conducts a search for lululemon's next Chief Executive Officer.
In connection with Mr. Potdevin's resignation, the Company entered into a separation agreement and release with Mr. Potdevin. In exchange for certain releases and covenants, the Company agreed to pay Mr. Potdevin a lump sum cash payment of $3.35 million as soon as practicable after the effective date of the separation, and a cash payment of $1.65 million to be paid over a period of 18 months in equal monthly installments beginning 60 days after the separation date. Mr. Potdevin will not receive any continued or accelerated vesting of any outstanding equity awards.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.
Inherent Limitations over Internal Controls
Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Management, including our principal executive officer and principal financial and accounting officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource limitations on all control systems; no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of January 28,

2018. The effectiveness of our internal control over financial reporting as of January 28, 2018 has been audited by PricewaterhouseCoopers LLP our independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers" and "Corporate Governance."
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2018 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2018 Proxy Statement under the caption "Principal Stockholders and Stock Ownership by Management."
Equity Compensation Plan Information (as of January 28, 2018)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	1,872,685	$56.44	18,711,699
Equity compensation plans not approved by stockholders	—	—	—
Total	1,872,685	$56.44	18,711,699
__________

(1)
This amount represents the following: (a) 1,117,048 shares subject to outstanding options, (b) 328,660 shares subject to outstanding performance-based restricted stock units, and (c) 426,977 shares subject to outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units are all under our 2007 Equity Incentive Plan or our 2014 Equity Incentive Plan. Restricted shares outstanding under our 2014 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.

(2)
The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.

(3)
This includes (a) 13,815,668 shares of our common stock available for future issuance under our 2014 Equity Incentive Plan and (b) 4,896,031 shares of our common stock available for future issuance under our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2014 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2014 Equity Incentive Plan and shares that are withheld in satisfaction of tax withholding obligations for full value awards are also again available for issuance. No further awards may be issued under the predecessor plan, our 2007 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2018 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2018 Proxy Statement under the caption "Fees for Professional Services."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this report:
1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2. Financial Statement Schedule.
Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Shrink Provision on Finished Goods
For the year ended January 31, 2016	$(1,324)	$(5,633)	$6,530	$(427)
For the year ended January 29, 2017	(427)	(5,168)	5,260	(335)
For the year ended January 28, 2018	(335)	(8,656)	8,681	(310)
Obsolescence and Quality Provision on Finished Goods and Raw Materials
For the year ended January 31, 2016	$(3,605)	$(3,139)	$1,588	$(5,156)
For the year ended January 29, 2017	(5,156)	(3,200)	3,343	(5,013)
For the year ended January 28, 2018	(5,013)	(5,361)	1,071	(9,303)
Damage Provision on Finished Goods
For the year ended January 31, 2016	$(1,068)	$(12,790)	$12,659	$(1,199)
For the year ended January 29, 2017	(1,199)	(13,915)	12,806	(2,308)
For the year ended January 28, 2018	(2,308)	(18,503)	15,291	(5,520)
Sales Return Allowances
For the year ended January 31, 2016	$(2,327)	$(2,132)	$—	$(4,459)
For the year ended January 29, 2017	(4,459)	(269)	—	(4,728)
For the year ended January 28, 2018	(4,728)	(1,565)	—	(6,293)
Valuation Allowance on Deferred Income Taxes
For the year ended January 31, 2016	$(91)	$—	$—	$(91)
For the year ended January 29, 2017	(91)	—	—	(91)
For the year ended January 28, 2018	(91)	(1,752)	—	(1,843)

l3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	6/5/2015

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	0001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/1/2017

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/1/2017

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/1/2017

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.14	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.15*	Outside Director Compensation Plan		10-K	10.15	001-33608	3/29/2017

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.16*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.17*	Separation Agreement and Release, effective as of February 2, 2018, between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	2/5/2018

10.18*	Executive Employment Agreement, effective as of January 2, 2015, between lululemon athletica inc. and Stuart C. Haselden		8-K	10.1	001-33608	1/7/2015

10.19*	First Amendment to Executive Employment Agreement, effective as of October 21, 2015, between lululemon athletica inc. and Stuart C. Haselden	X

10.20*	Second Amendment to Executive Employment Agreement, effective as of May 12, 2017, between lululemon athletica inc. and Stuart C. Haselden		10-Q	10.1	001-33608	8/31/2017

10.21*	Separation Agreement and Release, dated August 28, 2017, between lululemon athletica inc. and Scott (Duke) Stump		8-K	10.1	001-33608	8/31/2017

10.22*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.23*	Glenn Murphy's Compensation as Executive Chairman, effective as of February 2, 2018	X

10.24	Credit Agreement, dated as of December 15, 2016, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, and each other lender party thereto.		8-K	10.1	001-33608	12/21/2016

21.1	Subsidiaries of lululemon athletica inc.		10-K	21.1	001-33608	3/26/2015

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
101
The following financial statements from the Company's 10-K for the fiscal year ended January 28, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ GLENN MURPHY
Glenn Murphy
Executive Chairman of the Board
(principal executive officer)
Date:	March 26, 2018
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn Murphy and Stuart C. Haselden and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STUART C. HASELDEN	Chief Financial Officer	March 26, 2018
Stuart C. Haselden	(principal financial and accounting officer)

/s/ GLENN MURPHY	Executive Chairman of the Board	March 26, 2018
Glenn Murphy	(principal executive officer)

/s/ DAVID M. MUSSAFER	Lead Director	March 26, 2018
David M. Mussafer

/s/ ROBERT BENSOUSSAN	Director	March 26, 2018
Robert Bensoussan

/s/ MICHAEL CASEY	Director	March 26, 2018
Michael Casey

/s/ KATHRYN HENRY	Director	March 26, 2018
Kathryn Henry

/s/ JON MCNEILL	Director	March 26, 2018
Jon McNeill

/s/ MARTHA A.M. MORFITT	Director	March 26, 2018
Martha A.M. Morfitt

/s/ TRICIA PATRICK	Director	March 26, 2018
Tricia Patrick

/s/ EMILY WHITE	Director	March 26, 2018
Emily White

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	6/5/2015

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	0001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/1/2017

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/1/2017

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/1/2017

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.14	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.15*	Outside Director Compensation Plan		10-K	10.15	001-33608	3/29/2017

10.16*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.17*	Separation Agreement and Release, effective as of February 2, 2018, between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	2/5/2018

10.18*	Executive Employment Agreement, effective as of January 2, 2015, between lululemon athletica inc. and Stuart C. Haselden		8-K	10.1	001-33608	1/7/2015

10.19*	First Amendment to Executive Employment Agreement, effective as of October 21, 2015, between lululemon athletica inc. and Stuart C. Haselden	X

10.20*	Second Amendment to Executive Employment Agreement, effective as of May 12, 2017, between lululemon athletica inc. and Stuart C. Haselden		10-Q	10.1	001-33608	8/31/2017

10.21*	Separation Agreement and Release, dated August 28, 2017, between lululemon athletica inc. and Scott (Duke) Stump		8-K	10.1	001-33608	8/31/2017

10.22*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.23*	Glenn Murphy's Compensation as Executive Chairman, effective as of February 2, 2018	X

10.24	Credit Agreement, dated as of December 15, 2016, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, and each other lender party thereto.		8-K	10.1	001-33608	12/21/2016

21.1	Subsidiaries of lululemon athletica inc.		10-K	21.1	001-33608	3/26/2015

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's 10-K for the fiscal year ended January 28, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
		X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.