Form 10-Q
period 2018-04-29
lululemon athletica inc.
filed 2018-05-31
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At May 28, 2018, there were 125,914,467 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At May 28, 2018, there were outstanding 9,776,421 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at May 28, 2018, the registrant had outstanding 9,776,421 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	April 29, 2018	January 28, 2018
ASSETS
Current assets
Cash and cash equivalents	$966,571	$990,501
Accounts receivable	21,875	19,173
Inventories	373,445	329,562
Prepaid and receivable income taxes	46,927	48,948
Other prepaid expenses and other current assets	44,037	48,098
	1,452,855	1,436,282
Property and equipment, net	472,262	473,642
Goodwill and intangible assets, net	24,361	24,679
Deferred income tax assets	30,923	32,491
Other non-current assets	31,304	31,389
	$2,011,705	$1,998,483
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,255	$24,646
Accrued inventory liabilities	19,861	13,027
Accrued compensation and related expenses	54,261	70,141
Current income taxes payable	19,445	15,700
Unredeemed gift card liability	69,510	82,668
Lease termination liabilities	5,523	6,427
Other current liabilities	82,486	79,989
	267,341	292,598
Non-current income taxes payable	44,078	48,268
Deferred income tax liabilities	1,582	1,336
Other non-current liabilities	62,470	59,321
	375,471	401,523
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,776 and 9,781 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,776 and 9,781 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 125,911 and 125,650 issued and outstanding	630	628
Additional paid-in capital	291,352	284,253
Retained earnings	1,530,147	1,455,002
Accumulated other comprehensive loss	(185,895)	(142,923)
	1,636,234	1,596,960
	$2,011,705	$1,998,483
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended
	April 29, 2018	April 30, 2017
Net revenue	$649,706	$520,307
Cost of goods sold	304,973	263,412
Gross profit	344,733	256,895
Selling, general and administrative expenses	240,428	199,141
Asset impairment and restructuring costs	—	12,331
Income from operations	104,305	45,423
Other income (expense), net	2,918	907
Income before income tax expense	107,223	46,330
Income tax expense	32,070	15,084
Net income	$75,153	$31,246

Other comprehensive (loss) income:
Foreign currency translation adjustment	(42,972)	(31,775)
Comprehensive income (loss)	$32,181	$(529)

Basic earnings per share	$0.55	$0.23
Diluted earnings per share	$0.55	$0.23
Basic weighted-average number of shares outstanding	135,502	137,037
Diluted weighted-average number of shares outstanding	135,931	137,192
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 28, 2018	9,781	9,781	$—	125,650	$628	$284,253	$1,455,002	$(142,923)	$1,596,960
Net income							75,153		75,153
Foreign currency translation adjustment								(42,972)	(42,972)
Common stock issued upon exchange of exchangeable shares	(5)	(5)	—	5	—	—			—
Stock-based compensation expense						5,193			5,193
Common stock issued upon settlement of stock-based compensation				333	2	8,406			8,408
Shares withheld related to net share settlement of stock-based compensation				(77)	—	(6,500)			(6,500)
Repurchase of common stock				—	—	—	(8)		(8)
Balance at April 29, 2018	9,776	9,776	$—	125,911	$630	$291,352	$1,530,147	$(185,895)	$1,636,234
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Quarter Ended
	April 29, 2018	April 30, 2017
Cash flows from operating activities
Net income	$75,153	$31,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,773	23,163
Deferred income taxes	400	(6,927)
Stock-based compensation expense	5,193	2,730
Asset impairment for ivivva restructuring	—	11,593
Settlement of derivatives not designated in a hedging relationship	(211)	—
Changes in operating assets and liabilities:
Inventories	(50,770)	(10,127)
Prepaid and receivable income taxes	2,021	4,959
Other prepaid expenses and other current and non-current assets	979	(6,025)
Accounts payable	(7,676)	(15,798)
Accrued inventory liabilities	7,517	12,368
Accrued compensation and related expenses	(14,157)	(15,038)
Current income taxes payable	4,293	(2,240)
Unredeemed gift card liability	(12,299)	(10,367)
Non-current income taxes payable	(4,190)	—
Lease termination liabilities and other current and non-current liabilities	2,811	(137)
Net cash provided by operating activities	35,837	19,400
Cash flows from investing activities
Purchase of property and equipment	(34,314)	(19,879)
Net cash used in investing activities	(34,314)	(19,879)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	8,408	278
Taxes paid related to net share settlement of stock-based compensation	(6,500)	(1,961)
Repurchase of common stock	(8)	(12,804)
Net cash provided by (used in) financing activities	1,900	(14,487)
Effect of exchange rate changes on cash and cash equivalents	(27,353)	(21,591)
Decrease in cash and cash equivalents	(23,930)	(36,557)
Cash and cash equivalents, beginning of period	$990,501	$734,846
Cash and cash equivalents, end of period	$966,571	$698,289
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel. We primarily conduct our business through company-operated stores and direct to consumer through e-commerce. We also generate net revenue from outlets, sales from temporary locations, sales to wholesale accounts, showrooms, warehouse sales, and license and supply arrangements. The Company operates stores in the United States, Canada, Australia, China, the United Kingdom, New Zealand, Japan, South Korea, Germany, Singapore, Ireland, and Switzerland. There were a total of 411 and 404 company-operated stores in operation as of April 29, 2018 and January 28, 2018, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of April 29, 2018 and for the quarters ended April 29, 2018 and April 30, 2017 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 28, 2018 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 28, 2018, which are included in Item 8 in the Company's fiscal 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2017 Annual Report on Form 10-K.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2018 will end on February 3, 2019 and will be a 53-week year.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606") which supersedes the revenue recognition requirements in ASC 605 Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company adopted ASC 606 on January 29, 2018 on a modified retrospective basis. There were no changes to the consolidated statement of operations as a result of the adoption, and the timing and amount of its revenue recognition remained substantially unchanged under this new guidance. Under the provisions of ASC 606, the Company is now required to present its provision for sales returns on a gross basis, rather than a net basis. The Company's liability for sales return refunds is recognized within other current liabilities, and the Company now presents an asset for the value of inventory which is expected to be returned within other current assets on the consolidated balance sheets. Under the modified retrospective approach, the comparative prior period information has not been restated for this change.

The effect of adoption of ASC 606 on the Company's consolidated balance sheet as of April 29, 2018 was as follows:

	April 29, 2018
	As Reported	Adjustment for ASC 606	Balances Without Adoption of ASC 606
	(In thousands)
Other prepaid expenses and other current assets	$44,037	$(2,579)	$41,458
Current assets	1,452,855	(2,579)	1,450,276
Total assets	2,011,705	(2,579)	2,009,126

Other current liabilities	82,486	2,579	85,065
Current liabilities	267,341	2,579	269,920
Total liabilities	375,471	2,579	378,050
In May 2017, the FASB amended ASC 718, Stock Compensation, to reduce diversity in practice and to clarify when a change to the terms or conditions of a share-based payment award must be accounted for as a modification and will result in fewer changes to the terms of an award being accounted for as modifications. The new guidance was effective beginning in the first quarter of fiscal 2018 and will apply on a prospective basis. The Company does not expect it to have a material impact on its consolidated financial statements.
Accounting policies as a result of recently adopted accounting pronouncements
Revenue recognition
Net revenue is comprised of company-operated store net revenue, direct to consumer net revenue through websites and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via the Company's distribution centers, and other net revenue, which includes revenue from outlets, temporary locations, sales to wholesale accounts, showrooms, warehouse sales, and license and supply arrangement net revenue, which consists of royalties as well as sales of the Company's products to licensees. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities.
Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue from company-operated stores and other retail locations is recognized at the point of sale. Direct to consumer revenue and sales to wholesale accounts are recognized upon receipt by the customer.
Revenue is presented net of an allowance for estimated returns, which is based on historic experience. The Company's liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other prepaid expenses and other current assets on the consolidated balance sheets.
Shipping fees billed to customers are recorded as revenue, and shipping costs are recognized within selling, general and administrative expenses in the same period the related revenue is recognized.
Proceeds from the sale of gift cards are initially deferred and recognized as within unredeemed gift card liability on the consolidated balance sheets, and are recognized as revenue when tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed.
Recently issued accounting pronouncements
In February 2016, the FASB issued ASC 842, Leases ("ASC 842") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. This guidance will be effective for the Company beginning in its first quarter of fiscal 2019, with early application permitted. The Company will adopt ASC 842 in its first quarter of fiscal 2019. The Company is continuing to evaluate the impact that this new guidance will have on its consolidated financial statements, including its disclosures, and the method of adoption. It is expected that the primary impact upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets. This will result in a significant increase in assets and liabilities on the Company's consolidated balance sheets. In preparation for the adoption of ASC 842, the Company is in the process of implementing certain key system changes to enable the preparation of necessary financial information and is evaluating the impact that this new guidance will have on its processes and controls.
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
In January 2018, the FASB released guidance on the accounting for the global intangible low-taxed income ("GILTI") provisions of the tax bill H.R.1, commonly known as the U.S. Tax Cuts and Jobs Act ("U.S. tax reform"). The GILTI provisions impose a tax on foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary's tangible assets. The guidance indicates that an accounting policy election can be made to treat the GILTI tax as either a current tax in the period in which it is incurred or as a deferred tax. The Company has not yet made its accounting policy election but will do so during the one-year measurement period as allowed by the SEC. In accordance with the FASB guidance, until an accounting policy election is made, any taxes related to the GILTI provisions will be treated as a current income tax expense in the period incurred.
In February 2018, the FASB amended ASC 220, Income Statement—Reporting Comprehensive Income. ASC 740, Income Taxes, requires that the effect of a change in tax laws or rates on deferred tax assets and liabilities be included in income from continuing operations. In situations in which the tax effects of a transaction were initially recognized directly in other comprehensive income, this results in "stranded" amounts in accumulated other comprehensive income related to the income tax rate differential. The amendments to ASC 220 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the U.S. tax reform. The guidance in the ASU is effective for the Company beginning in its first quarter of fiscal 2019 with early adoption permitted. The Company is currently evaluating the impact that this new guidance may have on its statement of shareholders' equity, and the timing of adoption.
NOTE 3. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $5.2 million and $2.7 million for the quarters ended April 29, 2018 and April 30, 2017, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $62.1 million at April 29, 2018, which is expected to be recognized over a weighted-average period of 2.5 years.

Company stock options, performance-based restricted stock units, restricted shares, and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share, and restricted stock unit activity as of April 29, 2018, and changes during the first quarter then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at January 28, 2018	1,117	$56.44	329	$60.42	21	$52.45	427	$57.54
Granted	297	85.63	82	85.93	—	—	207	83.95
Exercised/released	155	54.08	39	63.04	—	—	137	59.35
Forfeited/expired	240	57.13	115	60.79	—	—	16	58.33
Balance at April 29, 2018	1,019	$65.17	257	$68.03	21	$52.45	481	$68.35
Exercisable at April 29, 2018	268	$57.67
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted in the first quarter of fiscal 2018:

Quarter Ended April 29, 2018
Expected term	3.75 years
Expected volatility	36.88%
Risk-free interest rate	2.46%
Dividend yield	—%
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the quarter ended April 29, 2018, there were 25.6 thousand shares purchased.
Defined contribution pension plans
During the second quarter of fiscal 2016, the Company began offering defined contribution pension plans to its eligible employees in Canada and the United States. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The

Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $1.7 million and $1.4 million in the first quarter of fiscal 2018 and fiscal 2017, respectively.
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
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of April 29, 2018 and January 28, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	April 29, 2018	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$212,629	$212,629	$—	$—	Cash and cash equivalents
Treasury bills	86,637	86,637	—	—	Cash and cash equivalents
Term deposits	371,940	—	371,940	—	Cash and cash equivalents
Net forward currency contract assets	2,047	—	2,047	—	Other prepaid expenses and other current assets
Net forward currency contract liabilities	1,947	—	1,947	—	Other current liabilities

	January 28, 2018	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Term deposits	$258,238	$—	$258,238	$—	Cash and cash equivalents
The Company records accounts receivable, accounts payable, and accrued liabilities at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company has short-term, highly liquid investments classified as cash equivalents, which are invested in money market funds, Treasury bills, and term deposits. The Company records cash equivalents at their original purchase prices plus interest that has accrued at the stated rate.
The fair values of the forward currency contract assets and liabilities are determined using observable Level 2 inputs, including foreign currency spot exchange rates, forward pricing curves, and interest rates. The fair values consider the credit risk of the Company and its counterparties. They are presented at their gross fair values. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company has impaired certain long-lived assets and recorded them at their estimated fair value on a non-recurring basis. The fair value of these long-lived assets was determined using Level 3 inputs, principally the present value of the estimated future cash flows expected from their use and eventual disposition. Please refer to Note 6 of these unaudited interim consolidated financial statements for further details regarding the impairment of long-lived assets as a result of the ivivva restructuring. Also as a result of the ivivva restructuring, the Company recorded lease termination liabilities at fair value, determined using Level 3 inputs based on remaining lease rentals and reduced by estimated sublease income.

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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. Hedge effectiveness is measured using a method based on changes in forward exchange rates. The Company recorded no ineffectiveness from net investment hedges during the quarter ended April 29, 2018.
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
During the quarter ended April 29, 2018, the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Outstanding notional amounts
The Company had foreign exchange forward contracts outstanding with the following notional amounts:

	April 29, 2018	April 30, 2017
	(In thousands)
Derivatives designated as net investment hedges	$262,000	$—
Derivatives not designated in a hedging relationship	240,000	—
The forward currency contracts designated as net investment hedges mature on different dates between June 2018 and October 2018.
The forward currency contracts not designated in a hedging relationship mature on different dates between May 2018 and October 2018.

Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within other prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of April 29, 2018, there were derivative assets of $1.7 million and derivative liabilities of $1.6 million subject to enforceable netting arrangements.
The fair values of forward currency contracts were as follows:

	April 29, 2018	April 30, 2017
	(In thousands)
Net forward currency contract assets, recognized within other prepaid expenses and other current assets:
Derivatives designated as net investment hedges	$2,047	$—
Net forward currency contract liabilities, recognized within other current liabilities:
Derivatives not designated in a hedging relationship	1,947	—
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income are as follows:

	Quarter Ended
	April 29, 2018	April 30, 2017
	(In thousands)
Gains recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$10,818	$—
No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations are as follows:

	Quarter Ended
	April 29, 2018	April 30, 2017
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains	$9,645	$5,792
Derivatives not designated in a hedging relationship	(10,048)	—
Net foreign exchange and derivative (losses) gains	$(403)	$5,792
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
NOTE 6. ASSET IMPAIRMENT AND RESTRUCTURING
During fiscal 2017, the Company restructured its ivivva operations. On August 20, 2017, the Company closed 48 of its 55 ivivva branded company-operated stores and all other ivivva branded temporary locations. As a result of this restructuring, the

Company recognized aggregate pre-tax charges $47.2 million during fiscal 2017, inclusive of $17.7 million recognized during the first quarter of fiscal 2017. The results for the first quarter of fiscal 2018 did not include any adjustments related to the restructuring of its ivivva operations.
A summary of the pre-tax charges recognized in connection with the Company's restructuring of its ivivva operations is as follows:

	Quarter Ended
	April 29, 2018	April 30, 2017
	(In thousands)
Costs recorded in cost of goods sold:
Provision to reduce inventories to net realizable value	$—	$1,942
Expected loss on committed inventory purchases	—	3,477
	—	5,419
Costs recorded in operating expenses:
Impairment of property and equipment	—	11,593
Employee related costs	—	738
Asset impairment and restructuring costs	—	12,331
Restructuring and related costs	$—	$17,750
An income tax recovery of $4.7 million was recorded on the above items in the first quarter of fiscal 2017 based on the expected annual tax rate of the applicable tax jurisdictions.
Costs recorded in cost of goods sold
During the first quarter of fiscal 2017, the Company recognized expenses of $5.4 million in cost of goods sold as a result of the restructuring of its ivivva operations. This included $1.9 million to reduce inventories to their estimated net realizable value, and $3.5 million for the losses the Company expects to incur on certain firm inventory and fabric purchase commitments. The liability for the expected losses is included within accrued inventory liabilities on the consolidated balance sheets.
Costs recorded in operating expenses
The Company recognized asset impairment and restructuring costs of $12.3 million during the first quarter of fiscal 2017 as a result of the restructuring of its ivivva operations.
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
During the first quarter of fiscal 2017, the Company recognized employee related expenses as a result of the restructuring of $0.7 million.
The results for the first quarter of fiscal 2018 did not include any adjustments related to the restructuring of the ivivva operations. As of April 29, 2018, the Company had lease termination liabilities of $5.5 million.
NOTE 7. INCOME TAXES
The U.S. tax reform was enacted on December 22, 2017 and introduced significant changes to U.S. income tax laws. The U.S. tax reform reduced the U.S. federal income tax rate from 35% to 21%, introduced a shift to a territorial tax system and changed how foreign earnings are subject to U.S. tax, and imposed a mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries. The U.S. tax reform also introduced new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the GILTI tax and the base erosion anti-abuse tax. Accounting for the income tax effects of the U.S. tax reform is complex and requires significant judgement and estimates in the interpretation and calculations of its provisions.

The SEC issued Staff Accounting Bulletin 118 ("SAB 118") which allows companies to record provisional estimates of the impacts of the U.S. tax reform within a one year measurement period. As disclosed in Note 14 to the audited consolidated financial statements included in Item 8 of the Company's fiscal 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018, the Company recorded certain provisional amounts in the fourth quarter of fiscal 2017 and expects the accounting for the income tax effects of the U.S. tax reform to be completed in fiscal 2018.
As the Company completes its analysis of the U.S. tax reform it may make adjustments to the provisional amounts recognized during fiscal 2017, and will incorporate any additional interpretations or guidance that may be issued. The Company may also identify additional effects not reflected as of April 29, 2018. Any such adjustments may materially impact the provision for income taxes and the effective income tax rate in the period in which the adjustments are made.
As of April 29, 2018, no deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's foreign subsidiaries as these earnings were indefinitely reinvested outside of the United States. The Company is continuing to evaluate the impact that the U.S. tax reform will have upon the taxes which may become payable upon repatriation, its reinvestment plans, and the most efficient means of deploying its capital resources globally. As this analysis has not yet been completed, it is possible that amounts determined to be indefinitely reinvested outside of the U.S. may ultimately be repatriated, resulting in additional tax liabilities being recognized.
NOTE 8. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended
	April 29, 2018	April 30, 2017
	(In thousands, except per share amounts)
Net income	$75,153	$31,246
Basic weighted-average number of shares outstanding	135,502	137,037
Assumed conversion of dilutive stock options and awards	429	155
Diluted weighted-average number of shares outstanding	135,931	137,192
Basic earnings per share	$0.55	$0.23
Diluted earnings per share	$0.55	$0.23
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the quarters ended April 29, 2018 and April 30, 2017, 0.1 million and 0.3 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On December 1, 2016, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $100.0 million. This stock repurchase program was completed during the third quarter of fiscal 2017.
On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200.0 million of its common shares in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements, and the repurchase program is expected to be completed in two years. As of April 29, 2018, the remaining aggregate value of shares available to be repurchased under this program was $199.0 million.
During the quarters ended April 29, 2018 and April 30, 2017, 100 and 0.2 million shares, respectively, were repurchased under the program at a total cost of $7.5 thousand and $12.8 million, respectively.
Subsequent to April 29, 2018, and up to May 28, 2018, no shares were repurchased.

NOTE 9. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain consolidated balance sheet accounts is as follows:

	April 29, 2018	January 28, 2018
	(In thousands)
Inventories:
Finished goods	$389,921	$344,695
Provision to reduce inventories to net realizable value	(16,476)	(15,133)
	$373,445	$329,562
Property and equipment, net:
Land	$79,907	$83,048
Buildings	38,213	39,278
Leasehold improvements	305,304	301,449
Furniture and fixtures	92,739	91,778
Computer hardware	64,052	61,734
Computer software	181,409	173,997
Equipment and vehicles	14,720	14,806
Work in progress	58,059	51,260
Property and equipment, gross	834,403	817,350
Accumulated depreciation	(362,141)	(343,708)
	$472,262	$473,642
Goodwill and intangible assets, net:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,151)	(890)
	24,345	24,606
Intangible assets, net	16	73
	$24,361	$24,679
Other non-current assets:
Security deposits	$12,678	$11,599
Deferred lease assets	9,742	10,458
Other	8,884	9,332
	$31,304	$31,389
Other current liabilities:
Accrued duty, freight, and other operating expenses	$42,427	$33,695
Sales tax collected	12,365	11,811
Sales return allowances	7,918	6,293
Accrued rent	5,866	7,074
Accrued capital expenditures	3,860	5,714
Forward currency contract liabilities	1,947	8,771
Other	8,103	6,631
	$82,486	$79,989
Other non-current liabilities:
Deferred lease liabilities	$27,230	$27,186
Tenant inducements	29,604	26,250
Other	5,636	5,885
	$62,470	$59,321

NOTE 10. SEGMENT REPORTING
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites and mobile apps. Outlets, temporary locations, sales to wholesale accounts, showrooms, warehouse sale net revenue and license and supply arrangements have been combined into other. During the first quarter of fiscal 2018, the Company reviewed its general corporate expenses and determined certain costs which were previously classified as general corporate expense are more appropriately classified within the direct to consumer segment. Accordingly, comparative figures have been reclassified to conform to the financial presentation adopted for the current year.

	Quarter Ended
	April 29, 2018	April 30, 2017
	(In thousands)
Net revenue:
Company-operated stores	$433,131	$379,099
Direct to consumer	157,843	97,223
Other	58,732	43,985
	$649,706	$520,307
Income from operations before general corporate expense:
Company-operated stores	$99,287	$77,499
Direct to consumer	62,267	34,098
Other	11,223	2,836
	172,777	114,433
General corporate expense	68,472	51,260
Restructuring and related costs	—	17,750
Income from operations	104,305	45,423
Other income (expense), net	2,918	907
Income before income tax expense	$107,223	$46,330

Capital expenditures:
Company-operated stores	$19,236	$7,168
Direct to consumer	721	1,980
Corporate and other	14,357	10,731
	$34,314	$19,879
Depreciation and amortization:
Company-operated stores	$17,082	$15,200
Direct to consumer	2,599	1,994
Corporate and other	7,092	5,969
	$26,773	$23,163

The following table disaggregates the Company's net revenue by geographic area. The economic conditions in these areas could affect the amount and timing of the Company's net revenue and cash flows.

	Quarter Ended
	April 29, 2018	April 30, 2017
	(In thousands)
United States	$462,270	$379,467
Canada	112,149	91,646
Outside of North America	75,287	49,194
	$649,706	$520,307
NOTE 11. LEGAL PROCEEDINGS
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
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements contained in this Form 10-Q and any documents incorporated herein by reference constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "predicts," "potential" or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance, or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in "Risk Factors" and elsewhere in this report.
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

This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018.
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
During fiscal 2017, we restructured our ivivva operations. On August 20, 2017, we closed 48 of our 55 ivivva branded company-operated stores and all other ivivva branded temporary locations.
Financial Highlights
The summary below provides both GAAP and adjusted non-GAAP financial measures. In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $17.7 million in the first quarter of fiscal 2017. The adjusted financial measures for the first quarter of fiscal 2017 exclude these charges and their related tax effects. The results for the first quarter of fiscal 2018 did not include any costs related to the restructuring of our ivivva operations.
For the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017:

•	Net revenue increased 25% to $649.7 million. On a constant dollar basis, net revenue increased 23%.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 20%. On a constant dollar basis, total comparable sales increased 19%.

–	Comparable store sales increased 8%, or increased 6% on a constant dollar basis.

–	Direct to consumer net revenue increased 62%, or increased 60% on a constant dollar basis.

•	Gross profit increased 34% to $344.7 million. It increased 31% compared to adjusted gross profit for the first quarter of fiscal 2017.

•	Gross margin increased 370 basis points to 53.1%. It increased 270 basis points compared to adjusted gross margin for the first quarter of fiscal 2017.

•	Income from operations increased 130% to $104.3 million. It increased 65% compared to adjusted income from operations for the first quarter of fiscal 2017.

•	Operating margin increased 740 basis points to 16.1%. It increased 400 basis points compared to adjusted operating margin for the first quarter of fiscal 2017.

•
Income tax expense increased 113% to $32.1 million. Our effective tax rate for the first quarter of fiscal 2018 was 29.9% compared to 32.6% for the first quarter of fiscal 2017. The adjusted effective tax rate was 30.8% in the first quarter of fiscal 2017.

•	Diluted earnings per share were $0.55 compared to $0.23 in the first quarter of fiscal 2017. Adjusted diluted earnings per share were $0.32 for the first quarter of fiscal 2017.

Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, and diluted earnings per share, and the most directly comparable measures calculated in accordance with GAAP.
Results of Operations
First Quarter Results
The following table summarizes key components of our results of operations for the quarters ended April 29, 2018 and April 30, 2017. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
	(In thousands)		(Percentages)
Net revenue	$649,706	$520,307	100.0%	100.0%
Cost of goods sold	304,973	263,412	46.9	50.6
Gross profit	344,733	256,895	53.1	49.4
Selling, general and administrative expenses	240,428	199,141	37.0	38.3
Asset impairment and restructuring costs	—	12,331	—	2.4
Income from operations	104,305	45,423	16.1	8.7
Other income (expense), net	2,918	907	0.4	0.2
Income before income tax expense	107,223	46,330	16.5	8.9
Income tax expense	32,070	15,084	4.9	2.9
Net income	$75,153	$31,246	11.6%	6.0%
Net Revenue
Net revenue increased $129.4 million, or 25%, to $649.7 million for the first quarter of fiscal 2018 from $520.3 million for the first quarter of fiscal 2017. On a constant dollar basis, assuming the average exchange rates for the first quarter of fiscal 2018 remained constant with the average exchange rates for the first quarter of fiscal 2017, net revenue increased $120.3 million, or 23%.
The increase in net revenue was primarily due increased direct to consumer net revenue, net revenue generated by new company-operated stores, and an increase in comparable store sales. Total comparable sales, which includes comparable store sales and direct to consumer, increased 20% in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Total comparable sales increased 19% on a constant dollar basis.
Net revenue on a segment basis for the quarters ended April 29, 2018 and April 30, 2017 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
	(In thousands)		(Percentages)
Company-operated stores	$433,131	$379,099	66.7%	72.9%
Direct to consumer	157,843	97,223	24.3	18.7
Other	58,732	43,985	9.0	8.5
Net revenue	$649,706	$520,307	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $54.0 million, or 14%, to $433.1 million in the first quarter of fiscal 2018 from $379.1 million in the first quarter of fiscal 2017. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to April 30, 2017, and therefore not included in comparable store sales, contributed $42.7 million to the increase. We opened 48 net new lululemon branded company-operated stores since the first quarter of fiscal 2017, including 28 stores in North America, 14 stores in Asia, three stores in Australia/New Zealand, and three stores in Europe.

•
A comparable store sales increase of 8% in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 resulted in a $22.9 million increase to net revenue. Comparable store sales increased 6%, or $18.5 million on a constant dollar basis. The increase in comparable store sales was primarily a result of improved conversion rates and increased store traffic. This was partially offset by a decrease in dollar value per transaction.

These increases in net revenue were partially offset by the closure of 48 of our ivivva branded company-operated stores as part of the restructuring of our ivivva operations. These closures reduced our net revenue from company-operated stores for the first quarter of fiscal 2018 by $11.6 million compared to the first quarter of fiscal 2017.
Direct to Consumer. Net revenue from our direct to consumer segment increased $60.6 million, or 62%, to $157.8 million in the first quarter of fiscal 2018 from $97.2 million in the first quarter of fiscal 2017. Direct to consumer net revenue increased 60% on a constant dollar basis. This was primarily a result of increased website traffic, improved conversion, and increased dollar value per transaction.
Other. Net revenue from our other segment increased $14.7 million, or 34%, to $58.7 million in the first quarter of fiscal 2018 from $44.0 million in the first quarter of fiscal 2017. This increase was primarily the result of an increased number of outlets and increased net revenue at existing outlets during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. There was also an increase in net revenue from temporary locations, including seasonal stores. The increase in net revenue from our other segment was partially offset by lower net revenue from showrooms, primarily due to a decreased number of showrooms open during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.
Gross Profit
Gross profit increased $87.8 million, or 34%, to $344.7 million for the first quarter of fiscal 2018 from $256.9 million for the first quarter of fiscal 2017.
Gross profit as a percentage of net revenue, or gross margin, increased 370 basis points to 53.1% in the first quarter of fiscal 2018 from 49.4% in the first quarter of fiscal 2017. The increase in gross margin was primarily the result of:

•	an increase in product margin of 120 basis points, which was primarily due to a favorable mix of higher margin product and lower product costs, lower markdowns, and lower inventory provision expense;

•	a decrease in fixed costs as a percentage of revenue, including occupancy and depreciation costs and costs related to our product and supply chain departments, of 120 basis points;

•	a favorable impact of foreign exchange rates of 30 basis points; and

•	the costs incurred in the first quarter of fiscal 2017 in connection with the restructuring of our ivivva operations, which reduced gross margin in that quarter by 100 basis points.
During the first quarter of fiscal 2017, as a result of the restructuring of our ivivva operations, we recognized costs totaling $5.4 million within costs of goods sold, as outlined in Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. Excluding these charges from the comparatives for the first quarter of fiscal 2017, gross profit increased 31% and gross margin increased 270 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $41.3 million, or 21%, to $240.4 million in the first quarter of fiscal 2018 from $199.1 million in the first quarter of fiscal 2017. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $20.6 million, comprised of:

–
an increase in employee costs of $6.0 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher retail bonus expenses as a result of higher net revenues;

–	an increase in variable costs of $8.7 million primarily due to an increase in distribution costs, packaging costs, and credit card fees as a result of increased net revenue; and

–	an increase in other costs of $5.9 million primarily due to an increase in digital marketing expenses, brand and community costs, and other costs associated with our operating locations;

•	an increase in head office costs of $14.4 million, comprised of:

–	an increase in employee costs of $10.9 million primarily due to additional employees to support the growth in our business; and

–	an increase in other costs of $3.5 million primarily due to increases in brand and community costs, partially offset by a decrease in professional fees and other head office costs.

•
a decrease in net foreign exchange and derivative revaluation gains of $6.2 million. There were net foreign exchange and derivative revaluation losses of $0.4 million in the first quarter of fiscal 2018 compared to net foreign exchange revaluation gains of $5.8 million in the first quarter of fiscal 2017. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries. During the second quarter of fiscal 2017, we began entering into forward currency contracts designed to economically hedge these foreign exchange revaluation gains and losses.

As a percentage of net revenue, selling, general and administrative expenses decreased 130 basis points, to 37.0% in the first quarter of fiscal 2018 from 38.3% in the first quarter of fiscal 2017.
Asset Impairment and Restructuring Costs
During the first quarter of fiscal 2017, we incurred asset impairment and restructuring costs totaling $12.3 million in connection with the restructuring of our ivivva operations. This included long-lived asset impairment charges of $11.6 million and severance costs of $0.7 million. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
We did not have any asset impairment and restructuring costs in the first quarter of fiscal 2018.
Income from Operations
Income from operations increased $58.9 million, or 130%, to $104.3 million in the first quarter of fiscal 2018 from $45.4 million in the first quarter of fiscal 2017. Operating margin increased 740 basis points to 16.1% compared to 8.7% in the first quarter of fiscal 2017.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $17.7 million in the first quarter of fiscal 2017. This included costs of $5.4 million recognized in cost of goods sold, and asset impairment and restructuring costs totaling $12.3 million. Excluding these charges from the comparatives for the first quarter of fiscal 2017, income from operations increased 65% and operating margin increased 400 basis points.
On a segment basis, we determine income from operations without taking into account our general corporate expenses and the costs we incurred in connection with the restructuring of our ivivva operations. In the first quarter of fiscal 2018, we reviewed our general corporate expenses and determined certain costs which were previously classified as general corporate expenses are more appropriately classified within our direct to consumer segment. Accordingly, comparative figures have been reclassified to conform to the financial presentation adopted for the current year.
Segmented income from operations for the quarters ended April 29, 2018 and April 30, 2017 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
	(In thousands)		(Percentages)
Company-operated stores	$99,287	$77,499	22.9%	20.4%
Direct to consumer	62,267	34,098	39.4	35.1
Other	11,223	2,836	19.1	6.4
Segmented income from operations	172,777	114,433
General corporate expense	68,472	51,260
Restructuring and related costs	—	17,750
Income from operations	$104,305	$45,423
Company-Operated Stores. Income from operations from our company-operated stores segment increased $21.8 million, or 28%, to $99.3 million for the first quarter of fiscal 2018 from $77.5 million for the first quarter of fiscal 2017. The increase was primarily the result of increased gross profit of $31.9 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to an increase in store employee costs, and increased store operating expenses including higher credit card fees, and distribution costs as a result of higher net revenues. Income from operations as a percentage of company-operated stores net revenue increased 250 basis points due to higher gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $28.2 million, or 83%, to $62.3 million for the first quarter of fiscal 2018 from $34.1 million for the first quarter of fiscal 2017. The increase was primarily the result of increased gross profit of $41.1 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs and credit card fees as a result of higher net revenue, as well as higher digital marketing expenses. Income from operations as a percentage of direct to consumer net revenue increased 430 basis points due to leverage on selling, general and administrative expenses and increased gross margin.
Other. Other income from operations increased $8.4 million, or 296%, to $11.2 million for the first quarter of fiscal 2018 from $2.8 million for the first quarter of fiscal 2017. The increase was primarily the result of increased gross profit of $9.4 million which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs and increased brand and community costs. Income from operations as a percentage of other net revenue increased 1270 basis points due to leverage on selling, general and administrative expenses and increased gross margin.
General Corporate Expense. General corporate expense increased $17.2 million, or 34%, to $68.5 million for the first quarter of fiscal 2018 from $51.3 million for the first quarter of fiscal 2017. This increase was primarily due to increases in head office employee costs, increased brand and community costs, and a decrease in net foreign exchange and derivative revaluation gains of $6.2 million. There were net foreign exchange and derivative revaluation losses of $0.4 million in the first quarter of fiscal 2018 compared to net foreign exchange revaluation gains of $5.8 million in the first quarter of fiscal 2017. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries, and the derivatives are designed to economically hedge these gains and losses. These cost increases were partially offset by decreased professional fees and other head office costs.
Other Income (Expense), Net
Other income, net increased $2.0 million, or 222%, to $2.9 million for the first quarter of fiscal 2018 from income of $0.9 million for the first quarter of fiscal 2017. The increase was primarily due to an increase in net interest income, primarily due to higher rates of return on our cash equivalents, including money market funds, treasury bills, and term deposits, and due to an increase in cash and cash equivalents in the first quarter of fiscal 2018 compared to first quarter of fiscal 2017.
Income Tax Expense
Income tax expense increased $17.0 million, or 113%, to $32.1 million for the first quarter of fiscal 2018 from $15.1 million for the first quarter of fiscal 2017.
The U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. We recorded certain provisional amounts in the fourth quarter of fiscal 2017 and expect the accounting for the income tax effects of the U.S. tax reform to be completed in fiscal 2018. Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. We recognized a provisional income tax expense relating to the global intangible low-taxed income ("GILTI") tax in during the first quarter of fiscal 2018. The results for the first quarter of fiscal 2018 did not include any discrete items related to the U.S. tax reform.
During the first quarter of fiscal 2017, we recognized in a net income tax recovery of $4.7 million on the costs recognized in connection with the ivivva restructuring. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
The effective tax rate for the first quarter of fiscal 2018 was 29.9% compared to 32.6% for the first quarter of fiscal 2017. Excluding the costs and related tax recoveries which were recognized in connection with the ivivva restructuring, the adjusted effective tax rate was 30.8% for the first quarter of fiscal 2017. The decrease in the effective tax rate for the first quarter of fiscal 2018 compared to the adjusted effective tax rate for the first quarter of fiscal 2017 was primarily due to the lower U.S. federal income tax rate as a result of the U.S. tax reform, partially offset by the provisional income tax expense relating to the GILTI tax.

Net Income
Net income increased $43.9 million, or 141%, to $75.2 million for the first quarter of fiscal 2018 from $31.2 million for the first quarter of fiscal 2017. This was primarily due to an increase in gross profit of $87.8 million, an increase in other income (expense), net of $2.0 million, and a reduction in asset impairment and restructuring costs of $12.3 million, partially offset by an increase in selling, general and administrative expenses of $41.3 million and an increase in income tax expense of $17.0 million.
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
Adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, and diluted earnings per share exclude the costs recognized in connection with the restructuring of our ivivva operations and its related tax effects. We believe these adjusted financial measures are useful to investors as the adjustments do not directly relate to our ongoing business operations and therefore do not contribute to a meaningful evaluation of the trend in our operating performance. Furthermore, we do not believe the adjustments are reflective of our expectations of our future operating performance and believe these non-GAAP measures are useful to investors because of their comparability to our historical information.
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

Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue

	Quarter Ended April 29, 2018
	(In thousands)	(Percentages)
Change in net revenue	$129,399	25%
Adjustments due to foreign exchange rate changes	(9,141)	(2)
Change in net revenue in constant dollars	$120,258	23%

Quarter Ended April 29, 2018
Change in total comparable sales(1),(2)	20%
Adjustments due to foreign exchange rate changes	(1)
Change in total comparable sales in constant dollars(1),(2)	19%

	Quarter Ended April 29, 2018
	(In thousands)	(Percentages)
Change in comparable store sales(2)	$22,896	8%
Adjustments due to foreign exchange rate changes	(4,390)	(2)
Change in comparable store sales in constant dollars(2)	$18,506	6%

Quarter Ended April 29, 2018
Change in direct to consumer net revenue	62%
Adjustments due to foreign exchange rate changes	(2)
Change in direct to consumer net revenue in constant dollars	60%
__________

(1)	Total comparable sales includes comparable store sales and direct to consumer sales.

(2)	Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded.

Adjusted financial measures
The following table reconciles adjusted financial measures with the most directly comparable measures calculated in accordance with GAAP. The adjustments relate to the restructuring of our ivivva operations and its related tax effects. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information on these adjustments.

	Quarter Ended April 29, 2018			Quarter Ended April 30, 2017
	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)	GAAP Results	Restructuring of ivivva Operations Adjustments	Adjusted Results (Non-GAAP)
	(In thousands, except per share amounts)
Gross profit	$344,733	$—	$344,733	$256,895	$5,419	$262,314
Gross margin	53.1%	—%	53.1%	49.4%	1.0%	50.4%
Income from operations	104,305	—	104,305	45,423	17,750	63,173
Operating margin	16.1%	—%	16.1%	8.7%	3.4%	12.1%
Income before income tax expense	107,223	—	107,223	46,330	17,750	64,080
Income tax expense	32,070	—	32,070	15,084	4,684	19,768
Effective tax rate	29.9%	—%	29.9%	32.6%	(1.8)%	30.8%
Diluted earnings per share	$0.55	$—	$0.55	$0.23	$0.09	$0.32
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
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations, and capacity under our revolving credit facility. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, making information technology system enhancements, funding working capital requirements, and making other strategic capital investments both in North America and internationally. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions, as well as in money market funds, treasury bills, and term deposits.
As of April 29, 2018, our working capital, excluding cash and cash equivalents, was $218.9 million, our cash and cash equivalents were $966.6 million, and our capacity under our revolving facility was $148.7 million.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	Quarter Ended
	April 29, 2018	April 30, 2017
	(In thousands)
Total cash provided by (used in):
Operating activities	$35,837	$19,400
Investing activities	(34,314)	(19,879)
Financing activities	1,900	(14,487)
Effect of exchange rate changes on cash	(27,353)	(21,591)
Decrease in cash and cash equivalents	$(23,930)	$(36,557)

Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense, and the effect of changes in operating assets and liabilities.
Cash provided by operating activities increased $16.4 million, to $35.8 million for the first quarter of fiscal 2018 compared to $19.4 million for the first quarter of fiscal 2017, primarily as a result of the following:
Net income and non-cash items

•
an increase of $43.9 million in net income, and an increase of $1.6 million in non-cash expenses primarily related to an increase in deferred income taxes, and depreciation, partially offset by a decrease in asset impairment costs related to the restructuring of our ivivva operations.

Changes in operating assets and liabilities

•	a decrease of $29.1 million in the change in operating assets and liabilities, primarily due to the following:

–	an increase of $45.5 million related to inventory, primarily due to an increase in inventory purchases;

–	partially offset by a decrease of $15.1 million related to accounts payable, other prepaid expenses and other current and non-current assets.
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
Cash used in investing activities increased $14.4 million to $34.3 million for the first quarter of fiscal 2018 from $19.9 million for the first quarter of fiscal 2017. The increase was primarily the result of an increase in capital expenditures related to our company-operated stores, primarily as a result of an increase in renovations and relocations of existing stores, as well as an increased number of new company-operated stores. Increased corporate capital expenditures related to information technology and business systems also contributed to the increase in cash used in investing activities.
Financing Activities
Cash flows used in, or provided by, financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities decreased $16.4 million, to cash provided of $1.9 million for the first quarter of fiscal 2018 compared to cash used of $14.5 million for the first quarter of fiscal 2017. The decrease was primarily the result of our stock repurchase programs.
On December 1, 2016, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $100.0 million. This stock repurchase program was completed during the third quarter of fiscal 2017. On November 29, 2017, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $200.0 million.
Our cash used in financing activities for the first quarter of fiscal 2018 included $7.5 thousand to repurchase 100 shares of our common stock compared to $12.8 million to repurchase 0.2 million shares for the first quarter of fiscal 2017. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
Borrowings made under the revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a rate based on the rates applicable for deposits on the interbank market for U.S. Dollars or the applicable currency in which the borrowings are made ("LIBOR") or (b) an alternate base rate, plus, in each case, an applicable margin. The applicable margin is determined by reference to a pricing grid, based on the ratio of indebtedness to earnings before interest, tax depreciation, amortization, and rent ("EBITDAR") and ranges between 1.00%-1.75% for LIBOR loans and 0.00%-0.75% for alternate base rate loans. Additionally, a commitment fee of between 0.125%-0.200%, also determined by reference to the pricing grid, is payable on the average daily unused amounts under the revolving credit facility.
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
As of April 29, 2018, aside from letters of credit of $1.3 million, we had no other borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of April 29, 2018, letters of credit and letters of guarantee totaling $1.3 million had been issued.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our fiscal 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018, and in Notes 2, 4, and 5 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Operating Locations
Our company-operated stores by country as of April 29, 2018 and January 28, 2018, are summarized in the table below.

	April 29, 2018	January 28, 2018
United States (1)	274	274
Canada	60	60
Australia	29	28
China (2)	16	15
United Kingdom	10	9
New Zealand	6	6
Japan	4	2
South Korea	4	3
Germany	3	2
Singapore	3	3
Ireland	1	1
Switzerland	1	1
Total company-operated stores	411	404
__________

(1)	Included within the United States as of April 29, 2018 and January 28, 2018, was one company-operated store in the Commonwealth of Puerto Rico.

(2)
Included within China as of April 29, 2018 and January 28, 2018, were three company-operated stores in the Hong Kong Special Administrative Region and one company-operated store in the Taiwan Province.

Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of April 29, 2018, there were seven licensed locations, including three in Mexico, three in the United Arab Emirates, and one in Qatar.
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
As of April 29, 2018, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 5 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first quarter of fiscal 2018, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $45.8 million increase in accumulated other comprehensive loss within stockholders' equity. During the first quarter of fiscal 2017, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $32.7 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% depreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first quarter of fiscal 2018 would have resulted in additional income from operations of approximately $2.0 million in the first quarter of fiscal 2018. This assumes a consistent 10% depreciation in the U.S. dollar against the Canadian dollar throughout the first quarter of fiscal 2018. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our revolving credit facility provides us with available borrowings in an amount up to $150.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of April 29, 2018, aside from letters of credit of $1.3 million, we had no other borrowings outstanding under this credit facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, short-term deposits and treasury bills with original maturities of three months or less, and in money market funds. We do not believe these balances are subject to material interest rate risk.
Credit Risk. We have cash on deposit with various large, reputable financial institutions and have invested in U.S. and Canadian Treasury Bills, and in AAA-rated money market funds. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. We are also exposed to credit-related losses in the event of nonperformance by the financial institutions that are counterparties to our forward currency contracts. The credit risk amount is our unrealized gains on our derivative instruments, based on foreign currency rates at the time of nonperformance. We have not experienced any losses related to these items, and we believe credit risk to be minimal. We seek to minimize our credit risk by entering into transactions with credit worthy and reputable financial institutions and by monitoring the credit standing of the financial institutions with whom we transact. We seek to limit the amount of exposure with any one counterparty.
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

ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions to be made regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a quarterly basis, and as needed.
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at April 29, 2018. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at April 29, 2018, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended April 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 11 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report and in our fiscal 2017 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for our 2017 fiscal year, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.
Our success depends on our ability to maintain the value and reputation of our brand.
Our success depends on the value and reputation of the lululemon brand. The lululemon name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product, and guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand and reputation could be adversely affected if we fail to achieve these objectives, if our public image was to be tarnished by negative publicity, if we fail to deliver innovative and high quality products acceptable to our guests, or if we face or mishandle a product recall. Negative publicity regarding the production methods of any of our suppliers or manufacturers could adversely affect our reputation and sales and force us to locate alternative suppliers or manufacturing sources. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.
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
We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We work with a group of approximately 65 suppliers to provide the fabrics for our products. In fiscal 2017, approximately 59% of our fabrics were produced by our top five fabric suppliers, and the largest single manufacturer produced approximately 35% of raw materials used. We work with a group of approximately 47 vendors that manufacture our products, five of which produced approximately 64% of our products in fiscal 2017. During fiscal 2017, the largest single manufacturer produced approximately 25% of our product offerings. We have no long-term contracts with any of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, and production.
We have experienced, and may in the future experience, a significant disruption in the supply of fabrics or raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability, and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption, or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
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
Our business is subject to significant pressure on costs and pricing caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, pressure from consumers to reduce the prices we charge for our products, and changes in consumer demand. These factors may cause us to experience increased costs, reduce our prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial condition, operating results, and cash flows.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and updated products, we may not be able to maintain or increase our sales and profitability.
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
Our inability to safeguard against security breaches or our failure to comply with data privacy laws could damage our customer relationships and expose us to litigation risks and potential fines.
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
Additionally, the European Union adopted a comprehensive General Data Privacy Regulation (the "GDPR"), which will become fully effective in May 2018. The GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to four percent of worldwide revenue. The GDPR and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
Any material disruption of our information technology systems or unexpected network interruption could disrupt our business and reduce our sales.
We are increasingly dependent on information technology systems and third-parties to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. The failure of our information technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. In addition, we have e-commerce websites in the United States, Canada, and internationally. Our information technology systems, websites, and operations of third parties on whom we rely, may encounter damage or disruption or slowdown caused by a failure to successfully upgrade systems, system failures, viruses, computer "hackers" or other causes, could cause information, including data related to guest orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of products to our stores and guests or lost sales, which could reduce demand for our products and cause our sales to decline. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose guests. We have limited back-up systems and redundancies, and our information technology systems and websites have experienced system failures and electrical outages in the past which have disrupted our operations. Any significant disruption in our information technology systems or websites could harm our reputation and credibility, and could have a material adverse effect on our business, financial condition, and results of operations.
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
We rely on our distribution facilities for substantially all of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means their operations may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In addition, because substantially all of our products are distributed from four locations, our operations could also be interrupted by labor difficulties, extreme or severe weather conditions or by floods, fires, or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet guest expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies could be harmed.
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
On February 2, 2018, our Chief Executive Officer resigned. In addition to this change, a number of members of our senior management team have left the Company in the last few years. These changes, or the loss of services of any of our other key executive officers or other members of our senior management team, or any negative public perception with respect to these individuals, may be disruptive to, or cause uncertainty in, our business and could have a negative impact on our ability to manage and grow our business effectively. Such disruption could have a material adverse impact on our financial performance, financial condition, and the market price of our stock.
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
We have recorded provisional amounts in fiscal 2017 in relation to the U.S. Tax Cuts and Jobs Act. We may make adjustments to the provisional amounts as additional information is collected and analyzed, and as we complete our assessment of the impact that the U.S. Tax Cuts and Jobs Act has, if any, upon our reinvestment plans for the accumulated earnings of our foreign subsidiaries. As we complete our analysis of the U.S. Tax Cuts and Jobs Act, we may also make adjustments to incorporate any additional interpretations or guidance that may be issued. We may also identify additional effects of the U.S. Tax Cuts and Jobs Act that are not reflected as of April 29, 2018. Any such adjustments may materially impact the provision for income taxes and our effective income tax rate in the period in which the adjustments are made, and in future periods.
If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business and as a result our brand image and financial performance may suffer.
We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $2.6 billion in fiscal 2017. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
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
The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. We have expanded our relationships with suppliers outside of China, which among other things has resulted in increased costs and shipping times for some products. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.
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
The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.
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
From time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory, employment, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our guests and our brand image.
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

In addition, we are governed by Section 203 of the Delaware General Corporation Law which, subject to some specified exceptions, prohibits "business combinations" between a Delaware corporation and an "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock, for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring, or preventing a change in control that our stockholders might consider to be in their best interests.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended April 29, 2018 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 29, 2018 - February 25, 2018	100	$75.00	100	$198,999,628
February 26, 2018 - April 1, 2018	—	—	—	198,999,628
April 2, 2018 - April 29, 2018	—	—	—	198,999,628
Total	100		100
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2018.

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

The following table provides information regarding our purchases of shares of our common stock during the quarter ended April 29, 2018 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 29, 2018 - February 25, 2018	8,952	$78.72	8,952	4,887,079
February 26, 2018 - April 1, 2018	9,207	80.93	9,207	4,877,872
April 2, 2018 - April 29, 2018	7,475	92.40	7,475	4,870,397
Total	25,634		25,634
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2018.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, effective as of April 30, 2018, between lululemon athletica inc. and Patrick Guido	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ STUART HASELDEN
Stuart Haselden
Chief Operating Officer
(principal financial and accounting officer)
Dated: May 31, 2018

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, effective as of April 30, 2018, between lululemon athletica inc. and Patrick Guido	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.