Form 10-Q
period 2018-07-29
lululemon athletica inc.
filed 2018-08-30
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At August 27, 2018, there were 122,594,553 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At August 27, 2018, there were outstanding 9,776,421 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at August 27, 2018, the registrant had outstanding 9,776,421 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	July 29, 2018	January 28, 2018
ASSETS
Current assets
Cash and cash equivalents	$777,841	$990,501
Accounts receivable	23,535	19,173
Inventories	392,672	329,562
Prepaid and receivable income taxes	62,203	48,948
Other prepaid expenses and other current assets	51,786	48,098
	1,308,037	1,436,282
Property and equipment, net	487,546	473,642
Goodwill and intangible assets, net	24,255	24,679
Deferred income tax assets	28,345	32,491
Other non-current assets	32,974	31,389
	$1,881,157	$1,998,483
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$110,523	$24,646
Accrued inventory liabilities	12,597	13,027
Accrued compensation and related expenses	62,794	70,141
Current income taxes payable	3,021	15,700
Unredeemed gift card liability	64,420	82,668
Revolving credit facility	100,000	—
Other current liabilities	95,806	86,416
	449,161	292,598
Non-current income taxes payable	44,078	48,268
Deferred income tax liabilities	1,582	1,336
Other non-current liabilities	66,121	59,321
	560,942	401,523
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,776 and 9,781 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,776 and 9,781 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 122,656 and 125,650 issued and outstanding	613	628
Additional paid-in capital	299,702	284,253
Retained earnings	1,224,044	1,455,002
Accumulated other comprehensive loss	(204,144)	(142,923)
	1,320,215	1,596,960
	$1,881,157	$1,998,483
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net revenue	$723,500	$581,054	$1,373,206	$1,101,361
Cost of goods sold	327,306	283,632	632,279	547,044
Gross profit	396,194	297,422	740,927	554,317
Selling, general and administrative expenses	261,986	225,524	502,414	424,665
Asset impairment and restructuring costs	—	3,186	—	15,517
Income from operations	134,208	68,712	238,513	114,135
Other income (expense), net	1,591	812	4,509	1,719
Income before income tax expense	135,799	69,524	243,022	115,854
Income tax expense	40,029	20,813	72,099	35,897
Net income	$95,770	$48,711	$170,923	$79,957

Other comprehensive (loss) income:
Foreign currency translation adjustment	(18,249)	72,854	(61,221)	41,079
Comprehensive income	$77,521	$121,565	$109,702	$121,036

Basic earnings per share	$0.71	$0.36	$1.27	$0.59
Diluted earnings per share	$0.71	$0.36	$1.26	$0.58
Basic weighted-average number of shares outstanding	133,986	136,171	134,744	136,604
Diluted weighted-average number of shares outstanding	134,530	136,303	135,230	136,747
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 28, 2018	9,781	9,781	$—	125,650	$628	$284,253	$1,455,002	$(142,923)	$1,596,960
Net income							170,923		170,923
Foreign currency translation adjustment								(61,221)	(61,221)
Common stock issued upon exchange of exchangeable shares	(5)	(5)	—	5	—	—			—
Stock-based compensation expense						13,048			13,048
Common stock issued upon settlement of stock-based compensation				437	2	13,750			13,752
Shares withheld related to net share settlement of stock-based compensation				(81)	—	(7,001)			(7,001)
Repurchase of common stock				(3,355)	(17)	(4,348)	(401,881)		(406,246)
Balance at July 29, 2018	9,776	9,776	$—	122,656	$613	$299,702	$1,224,044	$(204,144)	$1,320,215
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Two Quarters Ended
	July 29, 2018	July 30, 2017
Cash flows from operating activities
Net income	$170,923	$79,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,429	51,569
Deferred income taxes	2,464	(12,746)
Stock-based compensation expense	13,048	8,710
Asset impairment for ivivva restructuring	—	11,593
Settlement of derivatives not designated in a hedging relationship	(1,807)	—
Changes in operating assets and liabilities:
Inventories	(73,065)	(10,041)
Prepaid and receivable income taxes	(13,255)	15,029
Other prepaid expenses and other current and non-current assets	(7,724)	(20,376)
Accounts payable	86,885	(6,784)
Accrued inventory liabilities	615	9,571
Accrued compensation and related expenses	(4,926)	(8,970)
Current income taxes payable	(11,828)	(25,310)
Unredeemed gift card liability	(17,043)	(15,192)
Non-current income taxes payable	(4,190)	—
Other current and non-current liabilities	14,500	25,028
Net cash provided by operating activities	210,026	102,038
Cash flows from investing activities
Purchase of property and equipment	(84,007)	(49,889)
Settlement of net investment hedges	(4,514)	—
Other investing activities	(771)	—
Net cash used in investing activities	(89,292)	(49,889)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	13,752	915
Taxes paid related to net share settlement of stock-based compensation	(7,001)	(2,024)
Repurchase of common stock	(406,246)	(90,801)
Net increase in revolving credit facility	100,000	—
Other financing activities	(744)	—
Net cash used in financing activities	(300,239)	(91,910)
Effect of exchange rate changes on cash and cash equivalents	(33,155)	26,127
Decrease in cash and cash equivalents	(212,660)	(13,634)
Cash and cash equivalents, beginning of period	$990,501	$734,846
Cash and cash equivalents, end of period	$777,841	$721,212
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel. The Company primarily conducts its business through company-operated stores and direct to consumer through e-commerce. It also generates net revenue from outlets, sales from temporary locations, sales to wholesale accounts, showrooms, warehouse sales, and license and supply arrangements. The Company operates stores in the United States, Canada, Australia, China, the United Kingdom, New Zealand, Germany, Japan, South Korea, Singapore, Ireland, Sweden, and Switzerland. There were 415 and 404 company-operated stores in operation as of July 29, 2018 and January 28, 2018, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of July 29, 2018 and for the quarters and two quarters ended July 29, 2018 and July 30, 2017 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 28, 2018 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 28, 2018, which are included in Item 8 in the Company's fiscal 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2017 Annual Report on Form 10-K.
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

The effect of adoption of ASC 606 on the Company's consolidated balance sheet as of July 29, 2018 was as follows:

	July 29, 2018
	As Reported	Adjustment for ASC 606	Balances Without Adoption of ASC 606
	(In thousands)
Other prepaid expenses and other current assets	$51,786	$(2,751)	$49,035
Current assets	1,308,037	(2,751)	1,305,286
Total assets	1,881,157	(2,751)	1,878,406

Other current liabilities	95,806	2,751	98,557
Current liabilities	449,161	2,751	451,912
Total liabilities	560,942	2,751	563,693
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
Proceeds from the sale of gift cards are initially deferred and recognized within unredeemed gift card liability on the consolidated balance sheets, and are recognized as revenue when tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed.
Recently issued accounting pronouncements
In February 2016, the FASB issued ASC 842, Leases ("ASC 842") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. This guidance will be effective for the Company beginning in its first quarter of fiscal 2019, with early application permitted. The Company will adopt ASC 842 in its first quarter of fiscal 2019. The new guidance can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period presented. The Company is continuing to evaluate the method of adoption.

The Company expects to apply the transition package of three practical expedients which allow companies not to reassess whether agreements contain leases, the classification of leases, and the capitalization of initial direct costs. The Company expects to make an accounting policy election to recognize lease expense for leases with a term of 12 months or less on a straight-line basis over the lease term and recognize no right of use asset or lease liability for those leases.
The Company is in the process of implementing new lease accounting software and continues to evaluate the impact this standard will have on its consolidated financial statements, disclosures, and internal controls. It is expected that the primary financial statement impact upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets. It is expected that this will result in a significant increase in assets and liabilities on the consolidated balance sheets.
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
In February 2018, the FASB amended ASC 220, Income Statement—Reporting Comprehensive Income. ASC 740, Income Taxes, requires that the effect of a change in tax laws or rates on deferred tax assets and liabilities be included in income from continuing operations. In situations in which the tax effects of a transaction were initially recognized directly in other comprehensive income, this results in "stranded" amounts in accumulated other comprehensive income related to the income tax rate differential. The amendments to ASC 220 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the U.S. tax reform. The guidance in the ASU is effective for the Company beginning in its first quarter of fiscal 2019 with early adoption permitted. The Company does not expect to elect to reclassify "stranded" amounts from accumulated other comprehensive income to retained earnings.
NOTE 3. CREDIT FACILITY
On June 6, 2018, the Company entered into Amendment No. 1 to its credit agreement. This amends the credit agreement to provide for (i) an increase in the aggregate commitments under the unsecured five-year revolving credit facility to $400.0 million, with an increase of the sub-limits for the issuance of letters of credit and extensions of swing line loans to $50.0 million for each, (ii) an increase in the option, subject to certain conditions as set forth in the credit agreement, to request increases in commitments under the revolving facility from $400.0 million to $600.0 million, and (iii) an extension in the maturity of the revolving facility from December 15, 2021 to June 6, 2023.
In addition, this amendment decreases the applicable margins for LIBOR loans from 1.00%-1.75% to 1.00%-1.50% and for alternate base rate loans from 0.00%-0.75% to 0.00%-0.50%, reduces the commitment fee on average daily unused amounts under the revolving facility from 0.125%-0.200% to 0.10%-0.20%, and reduces fees for unused letters of credit from 1.00%-1.75% to 1.00%-1.50%.
As of July 29, 2018, the Company had borrowings of $100.0 million outstanding under this credit facility, as well as letters of credit of $1.3 million. The weighted-average interest rate on funds borrowed as of July 29, 2018 was 3.32%. The Company had no borrowings outstanding under this credit facility as of January 28, 2018.
NOTE 4. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.

Stock-based compensation expense charged to income for the plans was $13.0 million and $8.7 million for the two quarters ended July 29, 2018 and July 30, 2017, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $59.2 million at July 29, 2018, which is expected to be recognized over a weighted-average period of 2.3 years.
Company stock options, performance-based restricted stock units, restricted shares, and restricted stock units
A summary of the Company's stock option, performance-based restricted stock unit, restricted share, and restricted stock unit activity as of July 29, 2018, and changes during the first two quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at January 28, 2018	1,117	$56.44	329	$60.42	21	$52.45	427	$57.54
Granted	308	86.99	85	87.19	6	124.19	248	87.18
Exercised/released	245	56.20	39	63.04	21	52.45	145	59.37
Forfeited/expired	277	58.49	127	61.35	—	—	40	64.58
Balance at July 29, 2018	903	$66.31	248	$68.72	6	$124.19	490	$71.45
Exercisable at July 29, 2018	186	$56.47
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted in the first two quarters of fiscal 2018:

Two Quarters Ended July 29, 2018
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the quarter ended July 29, 2018, there were 23.8 thousand shares purchased.

Defined contribution pension plans
During the second quarter of fiscal 2016, the Company began offering defined contribution pension plans to its eligible employees in Canada and the United States. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $3.1 million and $2.7 million in the first two quarters of fiscal 2018 and fiscal 2017, respectively.
NOTE 5. FAIR VALUE MEASUREMENT
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of July 29, 2018 and January 28, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	July 29, 2018	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$143,478	$143,478	$—	$—	Cash and cash equivalents
Term deposits	337,818	—	337,818	—	Cash and cash equivalents
Net forward currency contract assets	3,254	—	3,254	—	Other prepaid expenses and other current assets
Net forward currency contract liabilities	5,891	—	5,891	—	Other current liabilities

	January 28, 2018	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Term deposits	$258,238	$—	$258,238	$—	Cash and cash equivalents
Net forward currency contract assets	7,889	—	7,889	—	Other prepaid expenses and other current assets
Net forward currency contract liabilities	8,771	—	8,771	—	Other current liabilities
The Company records accounts receivable, accounts payable, accrued liabilities, and borrowings under the revolving credit facility at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
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

Assets and liabilities measured at fair value on a non-recurring basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company has impaired certain long-lived assets and recorded them at their estimated fair value on a non-recurring basis. The fair value of these long-lived assets was determined using Level 3 inputs, principally the present value of the estimated future cash flows expected from their use and eventual disposition. Please refer to Note 7 of these unaudited interim consolidated financial statements for further details regarding the impairment of long-lived assets as a result of the ivivva restructuring.
The Company has also recorded certain lease termination liabilities at fair value on a non-recurring basis, determined using Level 3 inputs based on remaining lease rentals and reduced by estimated sublease income. As of July 29, 2018 and January 28, 2018, the Company had lease termination liabilities of $3.2 million and $6.4 million, respectively. This was primarily as a result of the ivivva restructuring.
NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. Hedge effectiveness is measured using a method based on changes in forward exchange rates. The Company recorded no ineffectiveness from net investment hedges during the first two quarters of fiscal 2018.
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
During the first two quarters of fiscal 2018, the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.

Outstanding notional amounts
The Company had foreign exchange forward contracts outstanding with the following notional amounts:

	July 29, 2018	July 30, 2017
	(In thousands)
Derivatives designated as net investment hedges	$339,000	$78,000
Derivatives not designated in a hedging relationship	321,000	65,000
The forward currency contracts designated as net investment hedges mature on different dates between August 2018 and January 2019.
The forward currency contracts not designated in a hedging relationship mature on different dates between August 2018 and January 2019.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within other prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of July 29, 2018, there were derivative assets of $3.3 million and derivative liabilities of $5.9 million subject to enforceable netting arrangements.
The fair values of forward currency contracts were as follows:

	July 29, 2018	July 30, 2017
	(In thousands)
Net forward currency contract assets, recognized within other prepaid expenses and other current assets:
Derivatives designated as net investment hedges	$3,254	$—
Derivatives not designated in a hedging relationship	—	5,937
Net forward currency contract liabilities, recognized within other current liabilities:
Derivatives designated as net investment hedges	—	7,068
Derivatives not designated in a hedging relationship	5,891	—
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income are as follows:

	Quarter Ended		Two Quarters Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$5,721	$(8,925)	$16,538	$(8,925)
No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.

The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations are as follows:

	Quarter Ended		Two Quarters Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$2,960	$(9,303)	$12,605	$(3,511)
Derivatives not designated in a hedging relationship	(5,539)	7,634	(15,587)	7,634
Net foreign exchange and derivative (losses) gains	$(2,579)	$(1,669)	$(2,982)	$4,123
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
NOTE 7. ASSET IMPAIRMENT AND RESTRUCTURING
During fiscal 2017, the Company restructured its ivivva operations. On August 20, 2017, the Company closed 48 of its 55 ivivva branded company-operated stores and all other ivivva branded temporary locations. As a result of this restructuring, the Company recognized aggregate pre-tax charges of $47.2 million during fiscal 2017, inclusive of $23.2 million recognized during the first two quarters of fiscal 2017.
A summary of the pre-tax charges recognized in connection with the Company's restructuring of its ivivva operations is as follows:

	Quarter Ended		Two Quarters Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands)
Costs recorded in cost of goods sold:
Provision to reduce inventories to net realizable value	$—	$962	$—	$2,904
Expected loss on committed inventory purchases	—	(941)	—	2,536
Accelerated depreciation	—	2,223	—	2,223
	—	2,244	—	7,663
Costs recorded in operating expenses:
Impairment of property and equipment	—	—	—	11,593
Employee related costs	—	2,458	—	3,196
Lease termination and other restructuring costs	—	728	—	728
Asset impairment and restructuring costs	—	3,186	—	15,517
Restructuring and related costs	$—	$5,430	$—	$23,180
Income tax recoveries of $1.4 million and $6.1 million were recorded on the above items in the second quarter and the first two quarters of fiscal 2017, respectively. These income tax recoveries were based on the expected annual tax rate of the applicable tax jurisdictions.

Costs recorded in cost of goods sold
During the first two quarters of fiscal 2017, the Company recognized expenses of $7.7 million in cost of goods sold as a result of the restructuring of its ivivva operations. This included $2.9 million to reduce inventories to their estimated net realizable value, and $2.5 million for the losses the Company expected to incur on certain inventory and fabric purchase commitments.
During the second quarter of fiscal 2017, the Company took delivery of inventory that it had previously committed to purchase. As a result, there was a reduction in the Company's liability for expected losses on committed inventory purchases and a corresponding increase in its provision to reduce inventories to net realizable value.
The Company also recorded accelerated depreciation charges of $2.2 million during the first two quarters of fiscal 2017, primarily related to leasehold improvements and furniture and fixtures for company operated-stores that closed during the third quarter of fiscal 2017.
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
During the first two quarters of fiscal 2017, the Company recognized employee related expenses as a result of the restructuring of $3.2 million as well as lease termination and other restructuring costs of $0.7 million.
NOTE 8. INCOME TAXES
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
As the Company completes its analysis of the U.S. tax reform it may make adjustments to the provisional amounts recognized during fiscal 2017, and will incorporate any additional interpretations or guidance that may be issued. The Company may also identify additional effects not reflected as of July 29, 2018. Any such adjustments may materially impact the provision for income taxes and the effective income tax rate in the period in which the adjustments are made.
As of July 29, 2018, no deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's foreign subsidiaries as these earnings were indefinitely reinvested outside of the United States. The Company is continuing to evaluate the impact that the U.S. tax reform will have upon the taxes which may become payable upon repatriation, its reinvestment plans, and the most efficient means of deploying its capital resources globally. As this analysis has not yet been completed, it is possible that amounts determined to be indefinitely reinvested outside of the U.S. may ultimately be repatriated, resulting in additional tax liabilities being recognized.

NOTE 9. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended		Two Quarters Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands, except per share amounts)
Net income	$95,770	$48,711	$170,923	$79,957
Basic weighted-average number of shares outstanding	133,986	136,171	134,744	136,604
Assumed conversion of dilutive stock options and awards	544	132	486	143
Diluted weighted-average number of shares outstanding	134,530	136,303	135,230	136,747
Basic earnings per share	$0.71	$0.36	$1.27	$0.59
Diluted earnings per share	$0.71	$0.36	$1.26	$0.58
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the two quarters ended July 29, 2018 and July 30, 2017, 48.5 thousand and 0.2 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On December 1, 2016, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $100.0 million. This stock repurchase program was completed during the third quarter of fiscal 2017.
On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200.0 million. On June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of the Company's common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements, and the repurchase program is expected to be completed by November 2019. As of July 29, 2018, the remaining aggregate value of shares available to be repurchased under this program was $192.8 million.
During the two quarters ended July 29, 2018 and July 30, 2017, 3.4 million and 1.7 million shares, respectively, were repurchased under the program at a total cost of $406.2 million and $90.8 million, respectively.
Subsequent to July 29, 2018, and up to August 27, 2018, 0.1 million shares were repurchased at a total cost of $7.9 million.
NOTE 10. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain consolidated balance sheet accounts is as follows:

	July 29, 2018	January 28, 2018
	(In thousands)
Inventories:
Finished goods	$411,801	$344,695
Provision to reduce inventories to net realizable value	(19,129)	(15,133)
	$392,672	$329,562

	July 29, 2018	January 28, 2018
	(In thousands)
Property and equipment, net:
Land	$78,829	$83,048
Buildings	38,100	39,278
Leasehold improvements	313,062	301,449
Furniture and fixtures	94,270	91,778
Computer hardware	64,060	61,734
Computer software	181,909	173,997
Equipment and vehicles	14,993	14,806
Work in progress	78,503	51,260
Property and equipment, gross	863,726	817,350
Accumulated depreciation	(376,180)	(343,708)
	$487,546	$473,642
Goodwill and intangible assets, net:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,241)	(890)
	24,255	24,606
Intangible assets, net	—	73
	$24,255	$24,679
Other non-current assets:
Security deposits	$13,869	$11,599
Deferred lease assets	8,908	10,458
Other	10,197	9,332
	$32,974	$31,389
Other current liabilities:
Accrued duty, freight, and other operating expenses	$44,808	$33,695
Sales tax collected	13,205	11,811
Sales return allowance	8,911	6,293
Accrued rent	6,234	7,074
Forward currency contract liabilities	5,891	8,771
Accrued capital expenditures	4,671	5,714
Lease termination liabilities	3,219	6,427
Other	8,867	6,631
	$95,806	$86,416
Other non-current liabilities:
Deferred lease liabilities	$30,061	$27,186
Tenant inducements	30,510	26,250
Other	5,550	5,885
	$66,121	$59,321

NOTE 11. SEGMENT REPORTING
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites and mobile apps. Outlets, temporary locations, sales to wholesale accounts, showrooms, warehouse sale net revenue, and license and supply arrangements have been combined into other. During the first quarter of fiscal 2018, the Company reviewed its general corporate expenses and determined certain costs which were previously classified as general corporate expense are more appropriately classified within the direct to consumer segment. Accordingly, comparative figures have been reclassified to conform to the financial presentation adopted for the current year.

	Quarter Ended		Two Quarters Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands)
Net revenue:
Company-operated stores	$486,368	$413,944	$919,499	$793,043
Direct to consumer	167,405	113,049	325,248	210,272
Other	69,727	54,061	128,459	98,046
	$723,500	$581,054	$1,373,206	$1,101,361
Segmented income from operations:
Company-operated stores	$125,868	$92,609	$225,155	$170,139
Direct to consumer	67,033	38,748	129,300	72,846
Other	13,094	6,952	24,317	9,760
	205,995	138,309	378,772	252,745
General corporate expense	71,787	64,167	140,259	115,430
Restructuring and related costs	—	5,430	—	23,180
Income from operations	134,208	68,712	238,513	114,135
Other income (expense), net	1,591	812	4,509	1,719
Income before income tax expense	$135,799	$69,524	$243,022	$115,854

Capital expenditures:
Company-operated stores	$27,765	$16,634	$47,001	$23,802
Direct to consumer	593	6,861	1,314	8,841
Corporate and other	21,335	6,515	35,692	17,246
	$49,693	$30,010	$84,007	$49,889
Depreciation and amortization:
Company-operated stores	$18,489	$15,881	$35,571	$31,081
Direct to consumer	2,302	4,353	4,901	6,347
Corporate and other	7,865	8,172	14,957	14,141
	$28,656	$28,406	$55,429	$51,569
The accelerated depreciation related to the restructuring of the ivivva operations is included in corporate and other in the above breakdown of depreciation and amortization.

The following table disaggregates the Company's net revenue by geographic area. The economic conditions in these areas could affect the amount and timing of the Company's net revenue and cash flows.

	Quarter Ended		Two Quarters Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands)
United States	$512,413	$413,634	$974,683	$793,101
Canada	124,278	108,446	236,427	200,092
Outside of North America	86,809	58,974	162,096	108,168
	$723,500	$581,054	$1,373,206	$1,101,361
NOTE 12. LEGAL PROCEEDINGS
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
NOTE 13. SUBSEQUENT EVENT
The Company evaluates events or transactions that occur after the balance sheet date through to the date which the financial statements are issued, for potential recognition or disclosure in its consolidated financial statements in accordance with ASC Topic 855, Subsequent Events.
On August 13, 2018, the Company repaid the $100.0 million outstanding on its revolving credit facility.
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
Financial Highlights
The summary below provides both GAAP and adjusted non-GAAP financial measures. In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $5.4 million in the second quarter of fiscal 2017. The adjusted financial measures for the second quarter of fiscal 2017 exclude these charges and their related tax effects.
For the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017:

•	Net revenue increased 25% to $723.5 million. On a constant dollar basis, net revenue increased 24%.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 20%. On a constant dollar basis, total comparable sales increased 19%.

–	Comparable store sales increased 10%, or increased 10% on a constant dollar basis.

–	Direct to consumer net revenue increased 48%, or increased 47% on a constant dollar basis.

•	Gross profit increased 33% to $396.2 million. It increased 32% compared to adjusted gross profit for the second quarter of fiscal 2017.

•	Gross margin increased 360 basis points to 54.8%. It increased 320 basis points compared to adjusted gross margin for the second quarter of fiscal 2017.

•	Income from operations increased 95% to $134.2 million. It increased 81% compared to adjusted income from operations for the second quarter of fiscal 2017.

•	Operating margin increased 670 basis points to 18.5%. It increased 570 basis points compared to adjusted operating margin for the second quarter of fiscal 2017.

•
Income tax expense increased 92% to $40.0 million. Our effective tax rate for the second quarter of fiscal 2018 was 29.5% compared to 29.9% for the second quarter of fiscal 2017. The adjusted effective tax rate was 29.6% in the second quarter of fiscal 2017.

•	Diluted earnings per share were $0.71 compared to $0.36 in the second quarter of fiscal 2017. Adjusted diluted earnings per share were $0.39 for the second quarter of fiscal 2017.
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
Results of Operations
Second Quarter Results
The following table summarizes key components of our results of operations for the quarters ended July 29, 2018 and July 30, 2017. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands)		(Percentages)
Net revenue	$723,500	$581,054	100.0%	100.0%
Cost of goods sold	327,306	283,632	45.2	48.8
Gross profit	396,194	297,422	54.8	51.2
Selling, general and administrative expenses	261,986	225,524	36.2	38.8
Asset impairment and restructuring costs	—	3,186	—	0.6
Income from operations	134,208	68,712	18.5	11.8
Other income (expense), net	1,591	812	0.2	0.2
Income before income tax expense	135,799	69,524	18.8	12.0
Income tax expense	40,029	20,813	5.5	3.6
Net income	$95,770	$48,711	13.2%	8.4%
Net Revenue
Net revenue increased $142.4 million, or 25%, to $723.5 million for the second quarter of fiscal 2018 from $581.1 million for the second quarter of fiscal 2017. On a constant dollar basis, assuming the average exchange rates for the second quarter of fiscal 2018 remained constant with the average exchange rates for the second quarter of fiscal 2017, net revenue increased $139.7 million, or 24%.
The increase in net revenue was primarily due to increased direct to consumer net revenue, net revenue generated by new company-operated stores, and an increase in comparable store sales. Total comparable sales, which includes comparable store sales and direct to consumer, increased 20% in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Total comparable sales increased 19% on a constant dollar basis.
Net revenue on a segment basis for the quarters ended July 29, 2018 and July 30, 2017 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands)		(Percentages)
Company-operated stores	$486,368	$413,944	67.2%	71.2%
Direct to consumer	167,405	113,049	23.1	19.5
Other	69,727	54,061	9.6	9.3
Net revenue	$723,500	$581,054	100.0%	100.0%

Company-Operated Stores. Net revenue from our company-operated stores segment increased $72.4 million, or 17%, to $486.4 million in the second quarter of fiscal 2018 from $413.9 million in the second quarter of fiscal 2017. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to July 30, 2017, and therefore not included in comparable store sales, contributed $50.6 million to the increase. We opened 42 net new lululemon branded company-operated stores since the second quarter of fiscal 2017, including 22 stores in North America, 12 stores in Asia, six stores in Europe, and two stores in Australia/New Zealand.

•
A comparable store sales increase of 10% in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 resulted in a $35.7 million increase to net revenue. Comparable store sales increased 10%, or $34.6 million on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, and due to improved conversion rates and increased dollar value per transaction.

These increases in net revenue were partially offset by the closure of 48 of our ivivva branded company-operated stores as part of the restructuring of our ivivva operations. These closures reduced our net revenue from company-operated stores for the second quarter of fiscal 2018 by $13.8 million compared to the second quarter of fiscal 2017.
Direct to Consumer. Net revenue from our direct to consumer segment increased $54.4 million, or 48%, to $167.4 million in the second quarter of fiscal 2018 from $113.0 million in the second quarter of fiscal 2017. Direct to consumer net revenue increased 47% on a constant dollar basis. This was primarily a result of increased website traffic and improved conversion rates, and due to increased dollar value per transaction. During the second quarter of fiscal 2017, we held an online warehouse sale in the United States and Canada which generated net revenue of $12.3 million. We did not hold any online warehouse sales during the second quarter of fiscal 2018.
Other. Net revenue from our other segment increased $15.7 million, or 29%, to $69.7 million in the second quarter of fiscal 2018 from $54.1 million in the second quarter of fiscal 2017. This increase was primarily the result of an increased number of outlets and temporary locations, including seasonal stores, open during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. There was also an increase in net revenue at existing outlets during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The increase in net revenue from our other segment was partially offset by lower net revenue from showrooms, primarily due to a decreased number of showrooms open during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017.
Gross Profit
Gross profit increased $98.8 million, or 33%, to $396.2 million for the second quarter of fiscal 2018 from $297.4 million for the second quarter of fiscal 2017.
Gross profit as a percentage of net revenue, or gross margin, increased 360 basis points to 54.8% in the second quarter of fiscal 2018 from 51.2% in the second quarter of fiscal 2017. The increase in gross margin was primarily the result of:

•	an increase in product margin of 260 basis points, which was primarily due to lower product costs, a favorable mix of higher margin product, and lower markdowns;

•	a decrease in occupancy and depreciation costs as a percentage of revenue of 70 basis points;

•	a favorable impact of foreign exchange rates of 20 basis points; and

•	the costs incurred in the second quarter of fiscal 2017 in connection with the restructuring of our ivivva operations, which reduced gross margin in that quarter by 40 basis points.
This was partially offset by an increase in fixed costs as a percentage of revenue related to our product and supply chain departments of 30 basis points.
During the second quarter of fiscal 2017, as a result of the restructuring of our ivivva operations, we recognized costs totaling $2.2 million within costs of goods sold, as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. Excluding these charges from the comparatives for the second quarter of fiscal 2017, gross profit increased 32% and gross margin increased 320 basis points.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $36.5 million, or 16%, to $262.0 million in the second quarter of fiscal 2018 from $225.5 million in the second quarter of fiscal 2017. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $29.7 million, comprised of:

–
an increase in employee costs of $14.6 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher retail bonus expenses;

–	an increase in variable costs of $9.0 million primarily due to an increase in distribution costs, credit card fees, and packaging costs as a result of increased net revenue; and

–	an increase in other costs of $6.1 million primarily due to an increase in digital marketing expenses, brand and community costs, and other costs associated with our operating locations;

•	an increase in head office costs of $5.9 million, comprised of:

–	an increase in employee costs of $3.6 million primarily due to additional employees to support the growth in our business; and

–	an increase in other costs of $2.2 million primarily due to increases in brand and community costs, information technology costs, and other head office costs; and

•
an increase in net foreign exchange and derivative revaluation losses of $0.9 million. There were net foreign exchange and derivative revaluation losses of $2.6 million in the second quarter of fiscal 2018 compared to net foreign exchange and derivative revaluation losses of $1.7 million in the second quarter of fiscal 2017. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries. During the second quarter of fiscal 2017, we began entering into forward currency contracts designed to economically hedge these foreign exchange revaluation gains and losses.

As a percentage of net revenue, selling, general and administrative expenses decreased 260 basis points, to 36.2% in the second quarter of fiscal 2018 from 38.8% in the second quarter of fiscal 2017.
Asset Impairment and Restructuring Costs
During the second quarter of fiscal 2017, we incurred asset impairment and restructuring costs totaling $3.2 million in connection with the restructuring of our ivivva operations. This included employee related costs of $2.5 million and lease termination and other restructuring costs of $0.7 million. Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
We did not have any asset impairment and restructuring costs in the second quarter of fiscal 2018.
Income from Operations
Income from operations increased $65.5 million, or 95%, to $134.2 million in the second quarter of fiscal 2018 from $68.7 million in the second quarter of fiscal 2017. Operating margin increased 670 basis points to 18.5% compared to 11.8% in the second quarter of fiscal 2017.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $5.4 million in the second quarter of fiscal 2017. This included costs of $2.2 million recognized in cost of goods sold, and asset impairment and restructuring costs totaling $3.2 million. Excluding these charges from the comparatives for the second quarter of fiscal 2017, income from operations increased 81% and operating margin increased 570 basis points.
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

Segmented income from operations for the quarters ended July 29, 2018 and July 30, 2017 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands)		(Percentage of segment revenue)
Segmented income from operations:
Company-operated stores	$125,868	$92,609	25.9%	22.4%
Direct to consumer	67,033	38,748	40.0	34.3
Other	13,094	6,952	18.8	12.9
	205,995	138,309
General corporate expense	71,787	64,167
Restructuring and related costs	—	5,430
Income from operations	$134,208	$68,712
Company-Operated Stores. Income from operations from our company-operated stores segment increased $33.3 million, or 36%, to $125.9 million for the second quarter of fiscal 2018 from $92.6 million for the second quarter of fiscal 2017. The increase was primarily the result of increased gross profit of $46.3 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to an increase in store employee costs, increased store operating expenses including higher credit card fees, distribution costs and packaging costs as a result of higher net revenues, and due to increased brand and community costs. Income from operations as a percentage of company-operated stores net revenue increased 350 basis points due to higher gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $28.3 million, or 73%, to $67.0 million for the second quarter of fiscal 2018 from $38.8 million for the second quarter of fiscal 2017. The increase was primarily the result of increased gross profit of $39.5 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, as well as higher digital marketing expenses. Income from operations as a percentage of direct to consumer net revenue increased 570 basis points due to higher gross margin and leverage on selling, general and administrative expenses.
Other. Other income from operations increased $6.1 million, or 88%, to $13.1 million for the second quarter of fiscal 2018 from $7.0 million for the second quarter of fiscal 2017. The increase was primarily the result of increased gross profit of $10.8 million which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to increased employee costs and due to increased operating expenses including higher credit card fees and distribution costs as a result of higher net revenues. Income from operations as a percentage of other net revenue increased 590 basis points due to higher gross margin and leverage on selling, general and administrative expenses.
General Corporate Expense. General corporate expense increased $7.6 million, or 12%, to $71.8 million for the second quarter of fiscal 2018 from $64.2 million for the second quarter of fiscal 2017. This increase was primarily due to increases in head office employee costs, increased information technology costs, increased brand and community costs, and an increase in net foreign exchange and derivative revaluation losses of $0.9 million. There were net foreign exchange and derivative revaluation losses of $2.6 million in the second quarter of fiscal 2018 compared to net foreign exchange and derivative revaluation losses of $1.7 million in the second quarter of fiscal 2017. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries, and the derivatives are designed to economically hedge these gains and losses.
Other Income (Expense), Net
Other income, net increased $0.8 million, or 96%, to $1.6 million for the second quarter of fiscal 2018 from income of $0.8 million for the second quarter of fiscal 2017. The increase was primarily due to an increase in net interest income, primarily due to higher rates of return on our cash and cash equivalents, including money market funds, treasury bills, and term deposits, and due to an increase in cash and cash equivalents in the second quarter of fiscal 2018 compared to second quarter of fiscal 2017. This was partially offset by an increase in net interest expense primarily related to borrowings on our revolving credit facility during the second quarter of fiscal 2018.

Income Tax Expense
Income tax expense increased $19.2 million, or 92%, to $40.0 million for the second quarter of fiscal 2018 from $20.8 million for the second quarter of fiscal 2017.
During the second quarter of fiscal 2017, we recognized a net income tax recovery of $1.4 million on the costs recognized in connection with the ivivva restructuring. Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
The U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. We recorded certain provisional amounts in the fourth quarter of fiscal 2017 and expect the accounting for the income tax effects of the U.S. tax reform to be completed in fiscal 2018. Please refer to Note 8 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. We recognized a provisional income tax expense relating to the global intangible low-taxed income ("GILTI") tax in our effective tax rate for fiscal 2018. The results for the second quarter of fiscal 2018 did not include any discrete items related to the U.S. tax reform.
The effective tax rate for the second quarter of fiscal 2018 was 29.5% compared to 29.9% for the second quarter of fiscal 2017. Excluding the costs and related tax recoveries which were recognized in connection with the ivivva restructuring, the adjusted effective tax rate was 29.6% for the second quarter of fiscal 2017. The decrease in the effective tax rate for the second quarter of fiscal 2018 compared to the adjusted effective tax rate for the second quarter of fiscal 2017 was primarily due to the lower U.S. federal income tax rate as a result of the U.S. tax reform, partially offset by the provisional income tax expense relating to the GILTI tax and other adjustments following the finalization of certain income tax returns.
Net Income
Net income increased $47.1 million, or 97%, to $95.8 million for the second quarter of fiscal 2018 from $48.7 million for the second quarter of fiscal 2017. This was primarily due to an increase in gross profit of $98.8 million, a reduction in asset impairment and restructuring costs of $3.2 million, and an increase in other income (expense), net of $0.8 million, partially offset by an increase in selling, general and administrative expenses of $36.5 million and an increase in income tax expense of $19.2 million.
First Two Quarters Results
The following table summarizes key components of our results of operations for the first two quarters ended July 29, 2018 and July 30, 2017. The percentages are presented as a percentage of net revenue.

	Two Quarters Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands)		(Percentages)
Net revenue	$1,373,206	$1,101,361	100.0%	100.0%
Cost of goods sold	632,279	547,044	46.0	49.7
Gross profit	740,927	554,317	54.0	50.3
Selling, general and administrative expenses	502,414	424,665	36.6	38.6
Asset impairment and restructuring costs	—	15,517	—	1.3
Income from operations	238,513	114,135	17.4	10.4
Other income (expense), net	4,509	1,719	0.3	0.1
Income before income tax expense	243,022	115,854	17.7	10.5
Income tax expense	72,099	35,897	5.3	3.2
Net income	$170,923	$79,957	12.4%	7.3%
Net Revenue
Net revenue increased $271.8 million, or 25%, to $1.373 billion for the first two quarters of fiscal 2018 from $1.101 billion for the first two quarters of fiscal 2017. On a constant dollar basis, assuming the average exchange rates for the first two quarters of fiscal 2018 remained constant with the average exchange rates for the first two quarters of fiscal 2017, net revenue increased $260.0 million, or 24%.
The increase in net revenue was primarily due to increased direct to consumer net revenue, net revenue generated by new company-operated stores, and an increase in comparable store sales. Total comparable sales, which includes comparable store sales and direct to consumer, increased 20% in the first two quarters of fiscal 2018 compared to the first two quarters of fiscal 2017. Total comparable sales increased 19% on a constant dollar basis.
Net revenue on a segment basis for the first two quarters ended July 29, 2018 and July 30, 2017 is summarized below. The percentages are presented as a percentage of total net revenue.

	Two Quarters Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands)		(Percentages)
Company-operated stores	$919,499	$793,043	67.0%	72.0%
Direct to consumer	325,248	210,272	23.7	19.1
Other	128,459	98,046	9.3	8.9
Net revenue	$1,373,206	$1,101,361	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $126.5 million, or 16%, to $919.5 million in the first two quarters of fiscal 2018 from $793.0 million in the first two quarters of fiscal 2017. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to July 30, 2017, and therefore not included in comparable store sales, contributed $93.2 million to the increase. We opened 42 net new lululemon branded company-operated stores since the second quarter of fiscal 2017, including 22 stores in North America, 12 stores in Asia, six stores in Europe, and two stores in Australia/New Zealand.

•
A comparable store sales increase of 9% in the first two quarters of fiscal 2018 compared to the first two quarters of fiscal 2017 resulted in a $58.6 million increase to net revenue. Comparable store sales increased 8%, or $53.1 million on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic and improved conversion rates.

These increases in net revenue were partially offset by the closure of 48 of our ivivva branded company-operated stores as part of the restructuring of our ivivva operations. These closures reduced our net revenue from company-operated stores for the first two quarters of fiscal 2018 by $25.4 million compared to the first two quarters of fiscal 2017.
Direct to Consumer. Net revenue from our direct to consumer segment increased $115.0 million, or 55%, to $325.2 million in the first two quarters of fiscal 2018 from $210.3 million in the first two quarters of fiscal 2017. Direct to consumer net revenue increased 53% on a constant dollar basis. This was primarily a result of increased website traffic and increased conversion rates. During the second quarter of fiscal 2017, we held an online warehouse sale in the United States and Canada which generated net revenue of $12.3 million. We did not hold any online warehouse sales during the first two quarters of fiscal 2018.
Other. Net revenue from our other segment increased $30.4 million, or 31%, to $128.5 million in the first two quarters of fiscal 2018 from $98.0 million in the first two quarters of fiscal 2017. This increase was primarily the result of an increased number of outlets and temporary locations, including seasonal stores, open during the first two quarters of fiscal 2018 compared to the first two quarters of fiscal 2017. There was also an increase in net revenue at existing outlets during the first two quarters of fiscal 2018 compared to the first two quarters of fiscal 2017. The increase in net revenue from our other segment was partially offset by lower net revenue from showrooms, primarily due to a decreased number of showrooms open during the first two quarters of fiscal 2018 compared to the first two quarters of fiscal 2017.
Gross Profit
Gross profit increased $186.6 million, or 34%, to $740.9 million for the first two quarters of fiscal 2018 from $554.3 million for the first two quarters of fiscal 2017.
Gross profit as a percentage of net revenue, or gross margin, increased 370 basis points, to 54.0% in the first two quarters of fiscal 2018 from 50.3% in the first two quarters of fiscal 2017. The increase in gross margin was primarily the result of:

•	an increase in product margin of 190 basis points, which was primarily due to lower product costs, a favorable mix of higher margin product, lower markdowns, and lower inventory provision expense;

•	a decrease in occupancy and depreciation costs as a percentage of revenue of 80 basis points;

•	a favorable impact of foreign exchange rates of 30 basis points; and

•	the costs incurred in the first two quarters of fiscal 2017 in connection with the restructuring of our ivivva operations, which reduced gross margin in that quarter by 70 basis points.
During the first two quarters of fiscal 2018, as a result of the restructuring of our ivivva operations, we recognized costs totaling $7.7 million within costs of goods sold, as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. Excluding these charges from the comparatives for the second quarter of fiscal 2017, gross profit increased 32% and gross margin increased 300 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $77.7 million, or 18%, to $502.4 million in the first two quarters of fiscal 2018 from $424.7 million in the first two quarters of fiscal 2017. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $52.2 million, comprised of:

–
an increase in employee costs of $22.5 million, primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher retail bonus expenses;

–	an increase in variable costs of $17.7 million, primarily due to an increase in distribution costs, credit card fees, and packaging costs as a result of increased net revenue; and

–	an increase in other costs of $12.1 million, primarily due to an increase in digital marketing expenses, brand and community costs, and other costs associated with our operating locations; and

•	an increase in head office costs of $18.4 million, comprised of:

–	an increase in employee costs of $12.7 million primarily due to additional employees to support the growth in our business; and

–
an increase in other costs of $5.7 million primarily due to an increase in brand and community costs, depreciation, and information technology related costs, partially offset by a decrease in professional fees.

The increase in selling, general and administrative expenses was partially offset by an increase in net foreign exchange and derivative revaluation losses of $7.1 million. There were net foreign exchange and derivative revaluation losses of $3.0 million in the first two quarters of fiscal 2018 compared to net foreign exchange and derivative revaluation gains of $4.1 million in the first two quarters of fiscal 2017. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries. During the second quarter of fiscal 2017, we began entering into forward currency contracts designed to economically hedge these foreign exchange revaluation gains and losses.
As a percentage of net revenue, selling, general and administrative expenses decreased 200 basis points, to 36.6% in the first two quarters of fiscal 2018 from 38.6% in the first two quarters of fiscal 2017.
Asset Impairment and Restructuring Costs
During the first two quarters of fiscal 2017, we incurred asset impairment and restructuring costs totaling $15.5 million in connection with the restructuring of our ivivva operations. This included long-lived asset impairment charges of $11.6 million, employee related costs of $3.2 million, and lease termination and other restructuring costs of $0.7 million. Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
We did not have any asset impairment and restructuring costs in the first two quarters of fiscal 2018.
Income from Operations
Income from operations increased $124.4 million, or 109%, to $238.5 million in the first two quarters of fiscal 2018 from $114.1 million in the first two quarters of fiscal 2017. Operating margin increased 700 basis points to 17.4% compared to 10.4% in the first two quarters of fiscal 2017.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $23.2 million in the first two quarters of fiscal 2017. This included costs of $7.7 million recognized in cost of goods sold, and asset impairment and restructuring costs totaling $15.5 million. Excluding these charges from the comparatives for the first two quarters of fiscal 2017, income from operations increased 74% and operating margin increased 490 basis points.

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
Segmented income from operations for the first two quarters ended July 29, 2018 and July 30, 2017 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Two Quarters Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
	(In thousands)		(Percentage of segment revenue)
Segmented income from operations:
Company-operated stores	$225,155	$170,139	24.5%	21.5%
Direct to consumer	129,300	72,846	39.8	34.6
Other	24,317	9,760	18.9	10.0
	378,772	252,745
General corporate expense	140,259	115,430
Restructuring and related costs	—	23,180
Income from operations	$238,513	$114,135
Company-Operated Stores. Income from operations from our company-operated stores segment increased $55.0 million, or 32%, to $225.2 million for the first two quarters of fiscal 2018 from $170.1 million for the first two quarters of fiscal 2017. The increase was primarily the result of increased gross profit of $78.2 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to an increase in store employee costs, increased store operating expenses including higher credit card fees, distribution costs, and packaging costs as a result of higher net revenues, and due to increased brand and community costs. Income from operations as a percentage of company-operated stores net revenue increased by 300 basis points, primarily due to an increase in gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $56.5 million, or 77%, to $129.3 million for the first two quarters of fiscal 2018 from $72.8 million for the first two quarters of fiscal 2017. The increase was primarily the result of increased gross profit of $80.7 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher digital marketing expenses, and higher variable costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue. Income from operations as a percentage of direct to consumer net revenue increased 520 basis points, primarily due to an increase in gross margin and leverage on selling, general and administrative expenses.
Other. Other income from operations increased $14.6 million, or 149%, to $24.3 million for the first two quarters of fiscal 2018 from $9.8 million for the first two quarters of fiscal 2017. The increase was primarily the result of increased gross profit of $20.1 million which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, and due to increased operating expenses including higher distribution costs and higher credit card fees as a result of higher net revenues. Income from operations as a percentage of other net revenue increased 890 basis points, primarily due to an increase in gross margin and leverage on selling, general and administrative expenses.
General Corporate Expense. General corporate expense increased $24.8 million, or 22%, to $140.3 million for the first two quarters of fiscal 2018 from $115.4 million for the first two quarters of fiscal 2017. This increase was primarily due to increases in head office employee costs, increased brand and community costs, increased information technology costs, and an increase in net foreign exchange and derivative revaluation losses of $7.1 million. There were net foreign exchange and derivative revaluation losses of $3.0 million in the first two quarters of fiscal 2018 compared to net foreign exchange and derivative revaluation gains of $4.1 million in the first two quarters of fiscal 2017. The net foreign exchange gains and losses primarily relate to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Canadian subsidiaries, and the derivatives are designed to economically hedge these gains and losses.

Other Income (Expense), Net
Other income, net increased $2.8 million, or 162%, to $4.5 million for the first two quarters of fiscal 2018 from income of $1.7 million for the first two quarters of fiscal 2017. The increase was primarily due to an increase in net interest income, primarily due to higher rates of return on our cash and cash equivalents, including money market funds, treasury bills, and term deposits, and due to an increase in cash and cash equivalents in the first two quarters of fiscal 2018 compared to the first two quarters of fiscal 2017. This was partially offset by an increase in net interest expense, primarily related to borrowings on our revolving credit facility during the second quarter of fiscal 2018.
Income Tax Expense
Income tax expense increased $36.2 million, or 101%, to $72.1 million for the first two quarters of fiscal 2018 from $35.9 million for the first two quarters of fiscal 2017.
During the first two quarters of fiscal 2017, we recognized a net income tax recovery of $6.1 million on the costs recognized in connection with the ivivva restructuring. Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
U.S. tax reform was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. We recorded certain provisional amounts in the fourth quarter of fiscal 2017 and expect the accounting for the income tax effects of the U.S. tax reform to be completed in fiscal 2018. Please refer to Note 8 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. We recognized a provisional income tax expense relating to the GILTI tax in our effective tax rate for fiscal 2018. The results for the first two quarters of fiscal 2018 did not include any discrete items related to the U.S. tax reform.
The effective tax rate for the first two quarters of fiscal 2018 was 29.7% compared to 31.0% for the first two quarters of fiscal 2017. Excluding the costs and related tax recoveries which were recognized in connection with the ivivva restructuring, the adjusted effective tax rate was 30.2% for the first two quarters of fiscal 2017. The decrease in the effective tax rate for the first two quarters of fiscal 2018 compared to the adjusted effective tax rate for the first two quarters of fiscal 2017 was primarily due to the lower U.S. federal income tax rate as a result of the U.S. tax reform, partially offset by the provisional income tax expense relating to the GILTI tax and other adjustments following the finalization of certain income tax returns.
Net Income
Net income increased $91.0 million, or 114%, to $170.9 million for the first two quarters of fiscal 2018 from $80.0 million for the first two quarters of fiscal 2017. This was primarily due to an increase in gross profit of $186.6 million, a reduction in long-lived asset impairment and restructuring costs of $15.5 million, and an increase in other income (expense), net of $2.8 million, partially offset by an increase in selling, general and administrative expenses of $77.7 million and an increase in income tax expense of $36.2 million.
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
The below changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, show the change compared to the corresponding period in the prior year.
Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue

	Quarter Ended July 29, 2018		Two Quarters Ended July 29, 2018
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in net revenue	$142,446	25%	$271,845	25%
Adjustments due to foreign exchange rate changes	(2,751)	(1)	(11,892)	(1)
Change in net revenue in constant dollars	$139,695	24%	$259,953	24%

	Quarter Ended July 29, 2018	Two Quarters Ended July 29, 2018
Change in total comparable sales(1),(2)	20%	20%
Adjustments due to foreign exchange rate changes	(1)	(1)
Change in total comparable sales in constant dollars(1),(2)	19%	19%

	Quarter Ended July 29, 2018		Two Quarters Ended July 29, 2018
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in comparable store sales(2)	$35,687	10%	$58,623	9%
Adjustments due to foreign exchange rate changes	(1,131)	—	(5,521)	(1)
Change in comparable store sales in constant dollars(2)	$34,556	10%	$53,102	8%

	Quarter Ended July 29, 2018	Two Quarters Ended July 29, 2018
Change in direct to consumer net revenue	48%	55%
Adjustments due to foreign exchange rate changes	(1)	(2)
Change in direct to consumer net revenue in constant dollars	47%	53%
__________

(1)	Total comparable sales includes comparable store sales and direct to consumer sales.

(2)	Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded.

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

	Quarter Ended July 29, 2018			Quarter Ended July 30, 2017
	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)	GAAP Results	Restructuring of ivivva Operations Adjustments	Adjusted Results (Non-GAAP)
	(In thousands, except per share amounts)
Gross profit	$396,194	$—	$396,194	$297,422	$2,244	$299,666
Gross margin	54.8%	—%	54.8%	51.2%	0.4%	51.6%
Income from operations	134,208	—	134,208	68,712	5,430	74,142
Operating margin	18.5%	—%	18.5%	11.8%	1.0%	12.8%
Income before income tax expense	135,799	—	135,799	69,524	5,430	74,954
Income tax expense	40,029	—	40,029	20,813	1,390	22,203
Effective tax rate	29.5%	—%	29.5%	29.9%	(0.3)%	29.6%
Diluted earnings per share	$0.71	$—	$0.71	$0.36	$0.03	$0.39

	Two Quarters Ended July 29, 2018			Two Quarters Ended July 30, 2017
	GAAP Results	Adjustments	Adjusted Results (Non-GAAP)	GAAP Results	Restructuring of ivivva Operations Adjustments	Adjusted Results (Non-GAAP)
	(In thousands, except per share amounts)
Gross profit	$740,927	$—	$740,927	$554,317	$7,663	$561,980
Gross margin	54.0%	—%	54.0%	50.3%	0.7%	51.0%
Income from operations	238,513	—	238,513	114,135	23,180	137,315
Operating margin	17.4%	—%	17.4%	10.4%	2.1%	12.5%
Income before income tax expense	243,022	—	243,022	115,854	23,180	139,034
Income tax expense	72,099	—	72,099	35,897	6,073	41,970
Effective tax rate	29.7%	—%	29.7%	31.0%	(0.8)%	30.2%
Diluted earnings per share	$1.26	$—	$1.26	$0.58	$0.13	$0.71
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

As of July 29, 2018, our working capital, excluding cash and cash equivalents, was $81.0 million, our cash and cash equivalents were $777.8 million, and our capacity under our revolving facility was $298.7 million.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	Two Quarters Ended
	July 29, 2018	July 30, 2017
	(In thousands)
Total cash provided by (used in):
Operating activities	$210,026	$102,038
Investing activities	(89,292)	(49,889)
Financing activities	(300,239)	(91,910)
Effect of exchange rate changes on cash	(33,155)	26,127
Decrease in cash and cash equivalents	$(212,660)	$(13,634)
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items including stock-based compensation expense, depreciation and amortization, and the effect of changes in operating assets and liabilities.
Cash provided by operating activities increased $108.0 million, to $210.0 million for the first two quarters of fiscal 2018 compared to $102.0 million for the first two quarters of fiscal 2017, primarily as a result of the following:
Net income and non-cash items

•
an increase of $91.0 million in net income, and an increase of $10.0 million in non-cash expenses primarily related to an increase in deferred income taxes, stock-based compensation, and depreciation, partially offset by a decrease in asset impairment costs related to the restructuring of our ivivva operations.

Changes in operating assets and liabilities

•	an increase of $7.0 million in the change in operating assets and liabilities, primarily due to the following:

–	an increase of $93.7 million related to accounts payable, primarily due to a change in our payment terms;

–	partially offset by an increase of $72.0 million related to inventory, primarily due to an increase in inventory purchases, and a decrease of $19.0 million in income taxes.
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
Cash used in investing activities increased $39.4 million to $89.3 million for the first two quarters of fiscal 2018 from $49.9 million for the first two quarters of fiscal 2017. The increase was primarily the result of an increase in capital expenditures related to our company-operated stores, primarily as a result of an increase in renovations and relocations of existing stores. Increased corporate capital expenditures related to information technology and business systems also contributed to the increase in cash used in investing activities.
Financing Activities
Cash flows used in, or provided by, financing activities consist primarily of cash used to repurchase shares of our common stock, changes in our revolving credit facility, certain cash flows related to stock-based compensation, and other financing activities.
Cash used in financing activities increased $208.3 million to $300.2 million for the first two quarters of fiscal 2018 compared to $91.9 million for the first two quarters of fiscal 2017. The increase was primarily the result of our stock repurchases, partially offset by net borrowings on our revolving credit facility.

On December 1, 2016, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $100.0 million. This stock repurchase program was completed during the third quarter of fiscal 2017. On November 29, 2017, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $200.0 million. On June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of the Company's common shares on the open market or in privately negotiated transactions.
Our cash used in financing activities for the first two quarters of fiscal 2018 included $406.2 million to repurchase 3.4 million shares of our common stock compared to $90.8 million to repurchase 1.7 million shares for the first two quarters of fiscal 2017. During the second quarter of fiscal 2018, we repurchased 3.3 million shares in a private transaction. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
The increase in cash used in financing activities was partially offset by net borrowings of $100.0 million on our revolving credit facility for the first two quarters of fiscal 2018. We did not borrow from our revolving credit facility during the first two quarters of fiscal 2017.
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
On June 6, 2018, we entered into Amendment No. 1 to the credit agreement. The Amendment amends the credit agreement to provide for (i) an increase in the aggregate commitments under the unsecured five-year revolving credit facility to $400.0 million, with an increase of the sub-limits for the issuance of letters of credit and extensions of swing line loans to

$50.0 million for each, (ii) an increase in the option, subject to certain conditions as set forth in the credit agreement, to request increases in commitments under the revolving facility from $400.0 million to $600.0 million and (iii) an extension in the maturity of the revolving facility from December 15, 2021 to June 6, 2023.
In addition, the Amendment decreases the applicable margins for LIBOR loans from 1.00%-1.75% to 1.00%-1.50% and for alternate base rate loans from 0.00%-0.75% to 0.00%-0.50%, reduces the commitment fee on average daily unused amounts under the revolving facility from 0.125%-0.200% to 0.10%-0.20%, and reduces fees for unused letters of credit from 1.00%-1.75% to 1.00%-1.50%.
As of July 29, 2018, we had borrowings of $100.0 million outstanding under this credit facility as well as letters of credit of $1.3 million.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of July 29, 2018, letters of credit and letters of guarantee totaling $1.3 million had been issued.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our fiscal 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018, and in Notes 2, 5, and 6 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Operating Locations
Our company-operated stores by country as of July 29, 2018 and January 28, 2018 are summarized in the table below.

	July 29, 2018	January 28, 2018
United States (1)	275	274
Canada	60	60
Australia	29	28
China (2)	16	15
United Kingdom	11	9
New Zealand	6	6
Germany	4	2
Japan	4	2
South Korea	4	3
Singapore	3	3
Ireland	1	1
Sweden	1	—
Switzerland	1	1
Total company-operated stores	415	404
__________

(1)	Included within the United States as of January 28, 2018, was one company-operated store in the Commonwealth of Puerto Rico. This store permanently closed during the second quarter of fiscal 2018.

(2)	Included within China as of July 29, 2018 and January 28, 2018, were three company-operated stores in the Hong Kong Special Administrative Region and one company-operated store in the Taiwan Province.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of July 29, 2018, there were seven licensed locations, including three in Mexico, three in the United Arab Emirates, and one in Qatar.
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
As of July 29, 2018, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first two quarters of fiscal 2018, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $62.6 million increase in accumulated other comprehensive loss within stockholders' equity. During the first two quarters of fiscal 2017, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $44.1 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% depreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first two quarters of fiscal 2018 would have resulted in additional income from operations of approximately $4.1 million in the first two quarters of fiscal 2018. This assumes a consistent 10% depreciation in the U.S. dollar against the Canadian dollar throughout the first two quarters of fiscal 2018. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our revolving credit facility provides us with available borrowings in an amount up to $400.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of July 29, 2018, we had borrowings of $100.0 million outstanding under this credit facility as well as letters of credit of $1.3 million. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at July 29, 2018. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at July 29, 2018, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended July 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 12 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report and in our fiscal 2017 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
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
Additionally, the European Union has adopted a comprehensive General Data Privacy Regulation (the "GDPR"). The GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to four percent of worldwide revenue. The GDPR and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, negative publicity, or demands or orders that we modify or cease existing business practices.
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
We have recorded provisional amounts in fiscal 2017 in relation to the U.S. Tax Cuts and Jobs Act. We may make adjustments to the provisional amounts as additional information is collected and analyzed, and as we complete our assessment of the impact that the U.S. Tax Cuts and Jobs Act has, if any, upon our reinvestment plans for the accumulated earnings of our foreign subsidiaries. As we complete our analysis of the U.S. Tax Cuts and Jobs Act, we may also make adjustments to incorporate any additional interpretations or guidance that may be issued. We may also identify additional effects of the U.S. Tax Cuts and Jobs Act that are not reflected as of July 29, 2018. Any such adjustments may materially impact the provision for income taxes and our effective income tax rate in the period in which the adjustments are made, and in future periods.
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
In the last few years, several members of our senior management team have left the Company. These changes, or the loss of services of any of our other key executive officers or other members of our senior management team, or any negative public perception with respect to these individuals, may be disruptive to, or cause uncertainty in, our business and could have a negative impact on our ability to manage and grow our business effectively. Such disruption could have a material adverse impact on our financial performance, financial condition, and the market price of our stock.
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
Our success depends in large part on our brand image. We believe that our trademarks and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied and obtained some United States, Canada, and foreign trademark registrations, and will continue to evaluate the registration of additional trademarks as appropriate. However, some or all of these pending trademark applications may not be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. Additionally, we may face obstacles as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties, or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity, and financial condition to suffer.
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
Our business could be negatively affected as a result of actions of activist stockholders or others.
We may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential guests, and may affect our relationships with current guests, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended July 29, 2018 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 30, 2018 - May 27, 2018	—	$—	—	$198,999,583
May 28, 2018 - July 1, 2018	3,300,000	121.00	3,300,000	199,699,583
July 2, 2018 - July 29, 2018	55,122	125.85	55,122	192,762,533
Total	3,355,122		3,355,122
__________

(1)	Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2018.

(2)
Our stock repurchase program was approved by our board of directors in November 2017 for the repurchase of up to $200 million common shares. In June 2018, our board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600 million of our common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors. The repurchases are expected to be completed by November 2019.

The following table provides information regarding our purchases of shares of our common stock during the quarter ended July 29, 2018 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 30, 2018 - May 27, 2018	7,786	$99.25	7,786	4,862,611
May 28, 2018 - July 1, 2018	9,843	124.49	9,843	4,852,768
July 2, 2018 - July 29, 2018	6,152	123.61	6,152	4,846,616
Total	23,781		23,781
__________

(1)	Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2018.

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

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Certificate of Amendment to Certificate of Incorporation filed July 20, 2017	X

3.2	Certificate of Amendment to Certificate of Incorporation filed June 12, 2018	X

10.1	Amendment No. 1 to Credit Agreement, dated June 6, 2018, among lululemon athletica inc. and the other parties thereto		8-K	10.1	001-33608	6/6/2018

10.2	Stock Repurchase Agreement, dated June 7, 2018, between lululemon athletica inc. and funds affiliated with Advent International Corporation		8-K	10.1	001-33608	6/12/2018

10.3*	Executive Employment Agreement with Calvin McDonald, dated July 18, 2018		8-K	10.1	001-33608	7/24/2018

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
		X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ PATRICK J. GUIDO
Patrick J. Guido
Chief Financial Officer
(principal financial and accounting officer)
Dated: August 30, 2018

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Certificate of Amendment to Certificate of Incorporation filed July 20, 2017	X

3.2	Certificate of Amendment to Certificate of Incorporation filed June 12, 2018	X

10.1	Amendment No. 1 to Credit Agreement, dated June 6, 2018, among lululemon athletica inc. and the other parties thereto		8-K	10.1	001-33608	6/6/2018

10.2	Stock Repurchase Agreement, dated June 7, 2018, between lululemon athletica inc. and funds affiliated with Advent International Corporation		8-K	10.1	001-33608	6/12/2018

10.3*	Executive Employment Agreement with Calvin McDonald, dated July 18, 2018		8-K	10.1	001-33608	7/24/2018

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
		X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.