Form 10-Q
period 2018-10-28
lululemon athletica inc.
filed 2018-12-06
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2018
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
N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit such files).    Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 3, 2018, there were 122,627,574 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At December 3, 2018, there were outstanding 9,776,421 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at December 3, 2018, the registrant had outstanding 9,776,421 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	October 28, 2018	January 28, 2018
ASSETS
Current assets
Cash and cash equivalents	$703,607	$990,501
Accounts receivable	29,448	19,173
Inventories	495,991	329,562
Prepaid and receivable income taxes	76,593	48,948
Other prepaid expenses and other current assets	57,828	48,098
	1,363,467	1,436,282
Property and equipment, net	531,250	473,642
Goodwill and intangible assets, net	24,237	24,679
Deferred income tax assets	28,155	32,491
Other non-current assets	33,902	31,389
	$1,981,011	$1,998,483
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$153,140	$24,646
Accrued inventory liabilities	11,446	13,027
Accrued compensation and related expenses	85,446	70,141
Current income taxes payable	24,545	15,700
Unredeemed gift card liability	63,474	82,668
Other current liabilities	105,620	86,416
	443,671	292,598
Non-current income taxes payable	54,112	48,268
Deferred income tax liabilities	1,582	1,336
Other non-current liabilities	74,889	59,321
	574,254	401,523
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,776 and 9,781 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,776 and 9,781 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 122,667 and 125,650 issued and outstanding	613	628
Additional paid-in capital	307,154	284,253
Retained earnings	1,310,452	1,455,002
Accumulated other comprehensive loss	(211,462)	(142,923)
	1,406,757	1,596,960
	$1,981,011	$1,998,483
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net revenue	$747,655	$619,018	$2,120,861	$1,720,379
Cost of goods sold	340,878	297,056	973,157	844,100
Gross profit	406,777	321,962	1,147,704	876,279
Selling, general and administrative expenses	270,874	215,367	773,288	640,032
Asset impairment and restructuring costs	—	21,007	—	36,524
Income from operations	135,903	85,588	374,416	199,723
Other income (expense), net	2,044	1,052	6,553	2,771
Income before income tax expense	137,947	86,640	380,969	202,494
Income tax expense	43,534	27,696	115,633	63,593
Net income	$94,413	$58,944	$265,336	$138,901

Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,318)	(31,018)	(68,539)	10,061
Comprehensive income	$87,095	$27,926	$196,797	$148,962

Basic earnings per share	$0.71	$0.44	$1.98	$1.02
Diluted earnings per share	$0.71	$0.43	$1.97	$1.02
Basic weighted-average number of shares outstanding	132,406	135,364	133,964	136,191
Diluted weighted-average number of shares outstanding	133,077	135,578	134,512	136,357
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 28, 2018	9,781	9,781	$—	125,650	$628	$284,253	$1,455,002	$(142,923)	$1,596,960
Net income							265,336		265,336
Foreign currency translation adjustment								(68,539)	(68,539)
Common stock issued upon exchange of exchangeable shares	(5)	(5)	—	5	—	—			—
Stock-based compensation expense						18,616			18,616
Common stock issued upon settlement of stock-based compensation				524	3	17,254			17,257
Shares withheld related to net share settlement of stock-based compensation				(92)	(1)	(8,537)			(8,538)
Repurchase of common stock				(3,420)	(17)	(4,432)	(409,886)		(414,335)
Balance at October 28, 2018	9,776	9,776	$—	122,667	$613	$307,154	$1,310,452	$(211,462)	$1,406,757
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Three Quarters Ended
	October 28, 2018	October 29, 2017
Cash flows from operating activities
Net income	$265,336	$138,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,115	80,129
Deferred income taxes	2,382	(18,385)
Stock-based compensation expense	18,616	13,048
Asset impairment for ivivva restructuring	—	11,593
Settlement of derivatives not designated in a hedging relationship	(4,670)	4,178
Changes in operating assets and liabilities:
Inventories	(177,890)	(95,475)
Prepaid and receivable income taxes	(27,645)	3,565
Other prepaid expenses and other current and non-current assets	(20,538)	(6,759)
Accounts payable	129,617	(11,141)
Accrued inventory liabilities	(392)	14,602
Accrued compensation and related expenses	18,009	6,579
Current income taxes payable	9,817	(26,420)
Unredeemed gift card liability	(17,827)	(18,272)
Non-current income taxes payable	5,844	—
Lease termination liabilities	(3,285)	12,164
Other current and non-current liabilities	32,387	23,002
Net cash provided by operating activities	316,876	131,309
Cash flows from investing activities
Purchase of property and equipment	(156,746)	(107,128)
Settlement of net investment hedges	(8,397)	(4,599)
Other investing activities	(771)	(8,324)
Net cash used in investing activities	(165,914)	(120,051)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	17,257	1,648
Taxes paid related to net share settlement of stock-based compensation	(8,538)	(3,086)
Repurchase of common stock	(414,335)	(99,269)
Other financing activities	(745)	—
Net cash used in financing activities	(406,361)	(100,707)
Effect of exchange rate changes on cash and cash equivalents	(31,495)	4,657
Decrease in cash and cash equivalents	(286,894)	(84,792)
Cash and cash equivalents, beginning of period	$990,501	$734,846
Cash and cash equivalents, end of period	$703,607	$650,054
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel. The Company primarily conducts its business through company-operated stores and direct to consumer through e-commerce. It also generates net revenue from outlets, sales from temporary locations, sales to wholesale accounts, showrooms, warehouse sales, and license and supply arrangements. The Company operates stores in the United States, Canada, Australia, China, the United Kingdom, New Zealand, Germany, Japan, South Korea, Singapore, France, Ireland, Sweden, and Switzerland. There were 426 and 404 company-operated stores in operation as of October 28, 2018 and January 28, 2018, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of October 28, 2018 and for the quarters and three quarters ended October 28, 2018 and October 29, 2017 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 28, 2018 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 28, 2018, which are included in Item 8 in the Company's fiscal 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2017 Annual Report on Form 10-K.
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
The Company adopted ASC 606 on January 29, 2018 on a modified retrospective basis. There were no changes to the consolidated statement of operations as a result of the adoption, and the timing and amount of its revenue recognition remained substantially unchanged under this new guidance. Under the provisions of ASC 606, the Company is now required to present its provision for sales returns on a gross basis, rather than a net basis. The Company's liability for sales return refunds is recognized within other current liabilities, and the Company now presents an asset for the value of inventory which is expected to be returned within other prepaid expenses and other current assets on the consolidated balance sheets. Under the modified retrospective approach, the comparative prior period information has not been restated for this change.

The effect of adoption of ASC 606 on the Company's consolidated balance sheet as of October 28, 2018 was as follows:

	October 28, 2018
	As Reported	Adjustment for ASC 606	Balances Without Adoption of ASC 606
	(In thousands)
Other prepaid expenses and other current assets	$57,828	$(3,090)	$54,738
Current assets	1,363,467	(3,090)	1,360,377
Total assets	1,981,011	(3,090)	1,977,921

Other current liabilities	105,620	3,090	108,710
Current liabilities	443,671	3,090	446,761
Total liabilities	574,254	3,090	577,344
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
Recently issued accounting pronouncements
In February 2016, the FASB issued ASC 842, Leases ("ASC 842") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. This guidance will be effective for the Company beginning in its first quarter of fiscal 2019, with early application permitted. The new guidance can be applied using a modified retrospective approach at the beginning of the earliest period presented, or at the beginning of the period in which it is adopted.

The Company will adopt ASC 842 on February 4, 2019 and anticipates applying the modified retrospective approach from the beginning of the period in which the standard is adopted.
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
The Company is nearing completion of the implementation of new lease accounting software and continues to evaluate the impact this standard will have on its consolidated financial statements, disclosures, and internal controls. It is expected that the primary financial statement impact upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets. It is expected that this will result in a significant increase in assets and liabilities on the consolidated balance sheets. The standard is not expected to have a material impact on the Company's net income or cash flows.
In August 2017, the FASB amended ASC 815, Derivatives and Hedging to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This guidance will be effective for the Company beginning in its first quarter of fiscal 2019, with early application permitted. This standard is not expected to have a material impact on the Company's consolidated financial statements.
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
The Company had no borrowings outstanding under this credit facility as of October 28, 2018 and January 28, 2018. As of October 28, 2018, the Company had letters of credit of $1.2 million outstanding.

NOTE 4. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $19.0 million and $13.0 million for the three quarters ended October 28, 2018 and October 29, 2017, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $63.7 million at October 28, 2018, which is expected to be recognized over a weighted-average period of 2.2 years.
A summary of the balances of the Company's stock-based compensation plans as of October 28, 2018, and changes during the first three quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance at January 28, 2018	1,117	$56.44	329	$60.42	21	$52.45	427	$57.54	—	$—
Granted	382	96.70	122	102.40	6	124.19	253	88.34	44	134.82
Exercised/released	307	56.25	39	63.04	21	52.45	170	58.83	—	—
Forfeited/expired	299	59.07	130	61.47	—	—	56	65.59	—	—
Balance at October 28, 2018	893	$72.84	282	$77.78	6	$124.19	454	$73.22	44	$134.82
Exercisable at October 28, 2018	168	$55.01
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first three quarters of fiscal 2018:

Three Quarters Ended October 28, 2018
Expected term	3.75 years
Expected volatility	36.87%
Risk-free interest rate	2.46%
Dividend yield	—%
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
The grant date fair value of the restricted shares and restricted stock units is based on the closing price of the Company's common stock on the award date. Restricted stock units that are settled in cash or common stock at the election of the employee are remeasured to fair value at the end of each reporting period until settlement. This fair value is based on the closing price of the Company's common stock on the last business day before each period end.
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the quarter ended October 28, 2018, there were 17.7 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees in Canada and the United States. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $4.7 million and $3.9 million in the first three quarters of fiscal 2018 and fiscal 2017, respectively.
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of October 28, 2018 and January 28, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	October 28, 2018	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$73,198	$73,198	$—	$—	Cash and cash equivalents
Treasury bills	15,266	15,266	—	—	Cash and cash equivalents
Term deposits	357,013	—	357,013	—	Cash and cash equivalents
Net forward currency contract assets	1,661	—	1,661	—	Other prepaid expenses and other current assets
Net forward currency contract liabilities	4,743	—	4,743	—	Other current liabilities

	January 28, 2018	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Term deposits	$258,238	$—	$258,238	$—	Cash and cash equivalents
Net forward currency contract assets	7,889	—	7,889	—	Other prepaid expenses and other current assets
Net forward currency contract liabilities	8,771	—	8,771	—	Other current liabilities
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
The Company has also recorded certain lease termination liabilities at fair value on a non-recurring basis, determined using Level 3 inputs based on remaining lease rentals and reduced by estimated sublease income. As of October 28, 2018 and January 28, 2018, the Company had lease termination liabilities of $2.8 million and $6.4 million, respectively. This was primarily as a result of the ivivva restructuring.
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. Hedge effectiveness is measured using a method based on changes in forward exchange rates. The Company recorded no ineffectiveness from net investment hedges during the first three quarters of fiscal 2018.
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
During the first three quarters of fiscal 2018, the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian subsidiaries on U.S.

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
Outstanding notional amounts
The Company had foreign exchange forward contracts outstanding with the following notional amounts:

	October 28, 2018	January 28, 2018
	(In thousands)
Derivatives designated as net investment hedges	$389,000	$262,000
Derivatives not designated in a hedging relationship	340,000	240,000
The forward currency contracts designated as net investment hedges outstanding as of October 28, 2018 mature on different dates between December 2018 and April 2019.
The forward currency contracts not designated in a hedging relationship outstanding as of October 28, 2018 mature on different dates between November 2018 and March 2019.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within other prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of October 28, 2018, there were derivative assets of $1.7 million and derivative liabilities of $4.7 million subject to enforceable netting arrangements.
The fair values of forward currency contracts were as follows:

	October 28, 2018	January 28, 2018
	(In thousands)
Net forward currency contract assets, recognized within other prepaid expenses and other current assets:
Derivatives designated as net investment hedges	$1,661	$—
Derivatives not designated in a hedging relationship	—	7,889
Net forward currency contract liabilities, recognized within other current liabilities:
Derivatives designated as net investment hedges	—	8,771
Derivatives not designated in a hedging relationship	4,743	—
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income are as follows:

	Quarter Ended		Three Quarters Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$2,291	$1,424	$18,829	$(7,501)
No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.

The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations are as follows:

	Quarter Ended		Three Quarters Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains	$395	$3,871	$12,999	$360
Derivatives not designated in a hedging relationship	(1,715)	(1,137)	(17,301)	6,497
Net foreign exchange and derivative (losses) gains	$(1,320)	$2,734	$(4,302)	$6,857
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
NOTE 7. ASSET IMPAIRMENT AND RESTRUCTURING
During fiscal 2017, the Company restructured its ivivva operations. On August 20, 2017, the Company closed 48 of its 55 ivivva branded company-operated stores and all other ivivva branded temporary locations. As a result of this restructuring, the Company recognized aggregate pre-tax charges of $47.2 million during fiscal 2017, inclusive of $45.4 million recognized during the first three quarters of fiscal 2017.
A summary of the pre-tax charges recognized in connection with the Company's restructuring of its ivivva operations is as follows:

	Quarter Ended		Three Quarters Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands)
Costs recorded in cost of goods sold:
Provision to reduce inventories to net realizable value	$—	$1,934	$—	$4,838
Loss (reversal of loss) on committed inventory purchases	—	(2,286)	—	250
Accelerated depreciation	—	1,530	—	3,753
	—	1,178	—	8,841
Costs recorded in operating expenses:
Lease termination costs	—	19,441	—	19,884
Impairment of property and equipment	—	—	—	11,593
Employee related costs	—	804	—	4,000
Other restructuring costs	—	762	—	1,047
Asset impairment and restructuring costs	—	21,007	—	36,524
Restructuring and related costs	$—	$22,185	$—	$45,365
Income tax recoveries of $5.8 million and $11.9 million were recorded on the above items in the third quarter and the first three quarters of fiscal 2017, respectively. These income tax recoveries were based on the expected annual tax rate of the applicable tax jurisdictions.

Costs recorded in cost of goods sold
During the first three quarters of fiscal 2017, the Company recognized expenses of $8.8 million in cost of goods sold as a result of the restructuring of its ivivva operations. This included $4.8 million to reduce inventories to their estimated net realizable value, and $0.3 million for the losses the Company expected to incur on certain inventory and fabric purchase commitments.
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
During the first three quarters of fiscal 2017, the Company recognized lease termination costs of $19.9 million, employee related expenses as a result of the restructuring of $4.0 million as well as other restructuring costs of $1.0 million.
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
The SEC issued Staff Accounting Bulletin 118 ("SAB 118") which allows companies to record and adjust provisional estimates of the impacts of the U.S. tax reform within a one year measurement period. As disclosed in Note 14 to the audited consolidated financial statements included in Item 8 of the Company's fiscal 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018, the Company recorded certain provisional amounts in the fourth quarter of fiscal 2017.
During the third quarter of fiscal 2018, the Company adjusted the provisional amount recorded for the mandatory one-time transition tax as a result of completing its U.S. federal income tax return and incorporating recently issued guidance into its calculations. This resulted in the recognition of an additional tax expense of $5.2 million during the third quarter of fiscal 2018 which increased the Company’s effective tax rate by 380 basis points during the third quarter and by 140 basis points during the first three quarters of fiscal 2018. The Company continues to analyze additional interpretations and guidance that are issued, and is continuing to assess the impact of the mandatory one-time transition tax on U.S. state income taxes. Any additional adjustments may materially impact the provision for income taxes and the effective income tax rate in the period in which the adjustments are made.
As of October 28, 2018, no deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's foreign subsidiaries as these earnings were indefinitely reinvested outside of the United States. The Company is continuing to evaluate the impact that the U.S. tax reform will have upon the taxes which may become payable upon repatriation, its reinvestment plans, and the most efficient means of deploying its capital resources globally. As this analysis has not yet been completed, it is possible that amounts determined to be indefinitely reinvested outside of the U.S. may ultimately be repatriated, resulting in additional tax liabilities being recognized.
The Company expects the accounting for the income tax effects of the U.S. tax reform to be completed in fiscal 2018.

NOTE 9. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended		Three Quarters Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands, except per share amounts)
Net income	$94,413	$58,944	$265,336	$138,901
Basic weighted-average number of shares outstanding	132,406	135,364	133,964	136,191
Assumed conversion of dilutive stock options and awards	671	214	548	166
Diluted weighted-average number of shares outstanding	133,077	135,578	134,512	136,357
Basic earnings per share	$0.71	$0.44	$1.98	$1.02
Diluted earnings per share	$0.71	$0.43	$1.97	$1.02
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the three quarters ended October 28, 2018 and October 29, 2017, 41.5 thousand and 0.2 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On December 1, 2016, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $100.0 million. This stock repurchase program was completed during the third quarter of fiscal 2017.
On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200.0 million. On June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of the Company's common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements, and the repurchase program is expected to be completed by November 2019. As of October 28, 2018, the remaining aggregate value of shares available to be repurchased under this program was $184.7 million.
During the three quarters ended October 28, 2018 and October 29, 2017, 3.4 million and 1.8 million shares, respectively, were repurchased under the program at a total cost of $414.3 million and $99.3 million, respectively.
Subsequent to October 28, 2018, and up to December 3, 2018, 41.5 thousand shares were repurchased at a total cost of $5.2 million.
NOTE 10. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain consolidated balance sheet accounts is as follows:

	October 28, 2018	January 28, 2018
	(In thousands)
Inventories:
Finished goods	$513,800	$344,695
Provision to reduce inventories to net realizable value	(17,809)	(15,133)
	$495,991	$329,562

	October 28, 2018	January 28, 2018
	(In thousands)
Property and equipment, net:
Land	$78,608	$83,048
Buildings	38,020	39,278
Leasehold improvements	330,501	301,449
Furniture and fixtures	98,681	91,778
Computer hardware	63,033	61,734
Computer software	216,783	173,997
Equipment and vehicles	14,874	14,806
Work in progress	74,689	51,260
Property and equipment, gross	915,189	817,350
Accumulated depreciation	(383,939)	(343,708)
	$531,250	$473,642
Goodwill and intangible assets, net:
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,259)	(890)
	24,237	24,606
Intangible assets, net	—	73
	$24,237	$24,679
Other non-current assets:
Security deposits	$14,402	$11,599
Deferred lease assets	9,409	10,458
Other	10,091	9,332
	$33,902	$31,389
Other current liabilities:
Accrued duty, freight, and other operating expenses	$50,952	$33,695
Sales tax collected	11,286	11,811
Sales return allowance	9,718	6,293
Accrued capital expenditures	9,121	5,714
Accrued rent	5,978	7,074
Forward currency contract liabilities	4,743	8,771
Lease termination liabilities	2,845	6,427
Other	10,977	6,631
	$105,620	$86,416
Other non-current liabilities:
Deferred lease liabilities	$32,499	$27,186
Tenant inducements	36,858	26,250
Other	5,532	5,885
	$74,889	$59,321

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

	Quarter Ended		Three Quarters Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands)
Net revenue:
Company-operated stores	$476,877	$425,084	$1,396,376	$1,218,127
Direct to consumer	189,375	131,181	514,623	341,453
Other	81,403	62,753	209,862	160,799
	$747,655	$619,018	$2,120,861	$1,720,379
Segmented income from operations:
Company-operated stores	$117,804	$97,015	$342,959	$267,178
Direct to consumer	76,435	50,229	205,735	123,045
Other	15,019	9,319	39,336	19,076
	209,258	156,563	588,030	409,299
General corporate expense	73,355	48,790	213,614	164,211
Restructuring and related costs	—	22,185	—	45,365
Income from operations	135,903	85,588	374,416	199,723
Other income (expense), net	2,044	1,052	6,553	2,771
Income before income tax expense	$137,947	$86,640	$380,969	$202,494

Capital expenditures:
Company-operated stores	$38,053	$29,747	$85,054	$53,549
Direct to consumer	540	7,582	1,854	16,423
Corporate and other	34,146	19,910	69,838	37,156
	$72,739	$57,239	$156,746	$107,128
Depreciation and amortization:
Company-operated stores	$19,383	$16,549	$54,954	$47,630
Direct to consumer	2,336	3,740	7,237	10,087
Corporate and other	9,967	8,271	24,924	22,412
	$31,686	$28,560	$87,115	$80,129
The accelerated depreciation related to the restructuring of the ivivva operations is included in corporate and other in the above breakdown of depreciation and amortization.

The following table disaggregates the Company's net revenue by geographic area. The economic conditions in these areas could affect the amount and timing of the Company's net revenue and cash flows.

	Quarter Ended		Three Quarters Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands)
United States	$527,331	$433,509	$1,502,013	$1,226,610
Canada	137,991	125,564	374,418	325,656
Outside of North America	82,333	59,945	244,430	168,113
	$747,655	$619,018	$2,120,861	$1,720,379
NOTE 12. LEGAL PROCEEDINGS AND OTHER CONTINGENCIES
In addition to the legal proceedings described below, the Company is, from time to time, involved in routine legal matters, and audits and inspections by governmental agencies and other third parties which are incidental to the conduct of its business. This includes legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. The Company believes the ultimate resolution of any such legal proceedings, audits, and inspections will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.
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
During fiscal 2017, we restructured our ivivva operations. On August 20, 2017, we closed 48 of our 55 ivivva branded company-operated stores and all other ivivva branded temporary locations. We now operate ivivva primarily as an e-commerce business.
Financial Highlights
The summary below provides both GAAP and adjusted non-GAAP financial measures. During the third quarter of fiscal 2018, we adjusted the provisional amount recorded for the transition tax under the U.S. Tax Cuts and Jobs Act, resulting in the recognition of an additional tax expense of $5.2 million. In the third quarter of fiscal 2017, in connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $22.2 million, and a related tax recovery of $5.8 million. The adjusted financial measures for the third quarters of fiscal 2018 and 2017 exclude these items.
For the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017:

•	Net revenue increased 21% to $747.7 million. On a constant dollar basis, net revenue increased 22%.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 17%. On a constant dollar basis, total comparable sales increased 18%.

–	Comparable store sales increased 6%, or increased 7% on a constant dollar basis.

–	Direct to consumer net revenue increased 44%, or increased 46% on a constant dollar basis.

•	Gross profit increased 26% to $406.8 million. It increased 26% compared to adjusted gross profit for the third quarter of fiscal 2017.

•	Gross margin increased 240 basis points to 54.4%. It increased 220 basis points compared to adjusted gross margin for the third quarter of fiscal 2017.

•	Income from operations increased 59% to $135.9 million. It increased 26% compared to adjusted income from operations for the third quarter of fiscal 2017.

•	Operating margin increased 440 basis points to 18.2%. It increased 80 basis points compared to adjusted operating margin for the third quarter of fiscal 2017.

•
Income tax expense increased 57% to $43.5 million. Our effective tax rate for the third quarter of fiscal 2018 was 31.6% compared to 32.0% for the third quarter of fiscal 2017. The adjusted effective tax rate was 27.8% compared to 30.8% in the third quarter of fiscal 2017.

•	Diluted earnings per share were $0.71 compared to $0.43 in the third quarter of fiscal 2017. Adjusted diluted earnings per share were $0.75 compared to $0.56 for the third quarter of fiscal 2017.
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, and diluted earnings per share, and the most directly comparable measures calculated in accordance with GAAP.
Results of Operations
Third Quarter Results
The following table summarizes key components of our results of operations for the quarters ended October 28, 2018 and October 29, 2017. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands)		(Percentages)
Net revenue	$747,655	$619,018	100.0%	100.0%
Cost of goods sold	340,878	297,056	45.6	48.0
Gross profit	406,777	321,962	54.4	52.0
Selling, general and administrative expenses	270,874	215,367	36.2	34.8
Asset impairment and restructuring costs	—	21,007	—	3.4
Income from operations	135,903	85,588	18.2	13.8
Other income (expense), net	2,044	1,052	0.3	0.2
Income before income tax expense	137,947	86,640	18.5	14.0
Income tax expense	43,534	27,696	5.8	4.5
Net income	$94,413	$58,944	12.6%	9.5%
Net Revenue
Net revenue increased $128.6 million, or 21%, to $747.7 million for the third quarter of fiscal 2018 from $619.0 million for the third quarter of fiscal 2017. On a constant dollar basis, assuming the average exchange rates for the third quarter of fiscal 2018 remained constant with the average exchange rates for the third quarter of fiscal 2017, net revenue increased $138.0 million, or 22%.
The increase in net revenue was primarily due to increased direct to consumer net revenue, increased company-operated store net revenue, including from new company-operated stores as well as an increase in comparable store sales, and an increase in net revenue from our other retail locations. Total comparable sales, which includes comparable store sales and direct to consumer, increased 17% in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Total comparable sales increased 18% on a constant dollar basis.
Net revenue on a segment basis for the quarters ended October 28, 2018 and October 29, 2017 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands)		(Percentages)
Company-operated stores	$476,877	$425,084	63.8%	68.7%
Direct to consumer	189,375	131,181	25.3	21.2
Other	81,403	62,753	10.9	10.1
Net revenue	$747,655	$619,018	100.0%	100.0%

Company-Operated Stores. Net revenue from our company-operated stores segment increased $51.8 million, or 12%, to $476.9 million in the third quarter of fiscal 2018 from $425.1 million in the third quarter of fiscal 2017. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to October 29, 2017, and therefore not included in comparable store sales, contributed $41.3 million to the increase. We opened 38 net new lululemon branded company-operated stores since the third quarter of fiscal 2017, including 18 stores in North America, 11 stores in Asia, seven stores in Europe, and two stores in Australia/New Zealand.

•
A comparable store sales increase of 6% in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 resulted in a $16.7 million increase to net revenue. Comparable store sales increased 7%, or $21.4 million on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic and improved conversion rates. This was partially offset by a decrease in dollar value per transaction.

The increase in net revenue was partially offset by the closure of 48 of our ivivva branded company-operated stores as part of the restructuring of our ivivva operations. These closures reduced our net revenue from company-operated stores for the third quarter of fiscal 2018 by $6.2 million compared to the third quarter of fiscal 2017.
Direct to Consumer. Net revenue from our direct to consumer segment increased $58.2 million, or 44%, to $189.4 million in the third quarter of fiscal 2018 from $131.2 million in the third quarter of fiscal 2017. Direct to consumer net revenue increased 46% on a constant dollar basis. This was primarily a result of increased website traffic and improved conversion rates. This was partially offset by a decrease in dollar value per transaction.
Other. Net revenue from our other segment increased $18.7 million, or 30%, to $81.4 million in the third quarter of fiscal 2018 from $62.7 million in the third quarter of fiscal 2017. This increase was primarily the result of an increased number of temporary locations, including seasonal stores, open during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017.
Gross Profit
Gross profit increased $84.8 million, or 26%, to $406.8 million for the third quarter of fiscal 2018 from $322.0 million for the third quarter of fiscal 2017.
Gross profit as a percentage of net revenue, or gross margin, increased 240 basis points to 54.4% in the third quarter of fiscal 2018 from 52.0% in the third quarter of fiscal 2017. The increase in gross margin was primarily the result of:

•	an increase in product margin of 280 basis points, which was primarily due to lower product costs, a favorable mix of higher margin product, lower markdowns, and lower inventory provision expense; and

•	the costs incurred in the third quarter of fiscal 2017 in connection with the restructuring of our ivivva operations, which reduced gross margin in that quarter by 20 basis points.
This was partially offset by an increase in costs as a percentage of revenue related to our distribution centers and additional costs related to our product departments of 30 basis points, and an unfavorable impact of foreign exchange rates of 30 basis points.
During the third quarter of fiscal 2017, as a result of the restructuring of our ivivva operations, we recognized costs totaling $1.2 million within costs of goods sold, as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. Excluding these charges from the comparatives for the third quarter of fiscal 2017, gross profit increased 26% and gross margin increased 220 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $55.5 million, or 26%, to $270.9 million in the third quarter of fiscal 2018 from $215.4 million in the third quarter of fiscal 2017. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $28.6 million, comprised of:

–
an increase in employee costs of $12.9 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher retail bonus expenses;

–	an increase in variable costs of $10.8 million primarily due to an increase in distribution costs, credit card fees, and packaging costs as a result of increased net revenue; and

–	an increase in other costs of $5.0 million primarily due to an increase in digital marketing expenses and other costs associated with our operating locations;

•	an increase in head office costs of $22.9 million, comprised of:

–	an increase in employee costs of $10.0 million primarily due to additional employees to support the growth in our business and increased incentive and stock-based compensation expense; and

–	an increase in other costs of $12.8 million primarily due to increases in brand and community costs, information technology costs, professional fees, depreciation, and other head office costs; and

•	an increase in net foreign exchange and derivative revaluation losses of $4.1 million.
As a percentage of net revenue, selling, general and administrative expenses increased 140 basis points, to 36.2% in the third quarter of fiscal 2018 from 34.8% in the third quarter of fiscal 2017.
Asset Impairment and Restructuring Costs
During the third quarter of fiscal 2017, we incurred asset impairment and restructuring costs totaling $21.0 million in connection with the restructuring of our ivivva operations. This included lease termination costs of $19.4 million, employee related costs of $0.8 million, and other restructuring costs of $0.8 million. Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
We did not have any asset impairment and restructuring costs in the third quarter of fiscal 2018.
Income from Operations
Income from operations increased $50.3 million, or 59%, to $135.9 million in the third quarter of fiscal 2018 from $85.6 million in the third quarter of fiscal 2017. Operating margin increased 440 basis points to 18.2% compared to 13.8% in the third quarter of fiscal 2017.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $22.2 million in the third quarter of fiscal 2017. This included costs of $1.2 million recognized in cost of goods sold, and asset impairment and restructuring costs totaling $21.0 million. Excluding these charges from the comparatives for the third quarter of fiscal 2017, income from operations increased 26% and operating margin increased 80 basis points.
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
Segmented income from operations for the quarters ended October 28, 2018 and October 29, 2017 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands)		(Percentage of segment revenue)
Segmented income from operations:
Company-operated stores	$117,804	$97,015	24.7%	22.8%
Direct to consumer	76,435	50,229	40.4	38.3
Other	15,019	9,319	18.5	14.9
	209,258	156,563
General corporate expense	73,355	48,790
Restructuring and related costs	—	22,185
Income from operations	$135,903	$85,588

Company-Operated Stores. Income from operations from our company-operated stores segment increased $20.8 million, or 21%, to $117.8 million for the third quarter of fiscal 2018 from $97.0 million for the third quarter of fiscal 2017. The increase was primarily the result of increased gross profit of $32.3 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to an increase in employee costs as well as increased store operating expenses including higher credit card fees, distribution costs, and packaging costs as a result of higher net revenue. Income from operations as a percentage of company-operated stores net revenue increased 190 basis points due to higher gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $26.2 million, or 52%, to $76.4 million for the third quarter of fiscal 2018 from $50.2 million for the third quarter of fiscal 2017. The increase was primarily the result of increased gross profit of $38.3 million which was primarily due to increased net revenue. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs and credit card fees as a result of higher net revenue, as well as higher digital marketing expenses and increased employee costs. Income from operations as a percentage of direct to consumer net revenue increased 210 basis points primarily due to leverage on selling, general and administrative expenses.
Other. Other income from operations increased $5.7 million, or 61%, to $15.0 million for the third quarter of fiscal 2018 from $9.3 million for the third quarter of fiscal 2017. The increase was primarily the result of increased gross profit of $13.1 million which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to increased employee costs, increased operating expenses including increases in professional fees, repairs and maintenance costs, security costs, and higher distribution costs and credit card fees as a result of higher net revenue, and higher community costs. Income from operations as a percentage of other net revenue increased 360 basis points due to higher gross margin and leverage on selling, general and administrative expenses.
General Corporate Expense. General corporate expense increased $24.6 million, or 50%, to $73.4 million for the third quarter of fiscal 2018 from $48.8 million for the third quarter of fiscal 2017. This increase was primarily due to increases in head office employee costs, brand and community costs, information technology costs, professional fees, depreciation, and an increase in net foreign exchange and derivative revaluation losses of $4.1 million.
Other Income (Expense), Net
Other income, net increased $1.0 million, or 94%, to $2.0 million for the third quarter of fiscal 2018 from income of $1.1 million for the third quarter of fiscal 2017. The increase was primarily due to an increase in net interest income, primarily due to higher rates of return on our cash and cash equivalents, including money market funds, treasury bills, and term deposits, and due to an increase in cash and cash equivalents in the third quarter of fiscal 2018 compared to third quarter of fiscal 2017. This was partially offset by an increase in interest expense primarily related to borrowings on our revolving credit facility during the third quarter of fiscal 2018. We repaid the outstanding balance on our revolving credit facility during the third quarter of fiscal 2018 and had no borrowings outstanding under this credit facility as of October 28, 2018.
Income Tax Expense
Income tax expense increased $15.8 million, or 57%, to $43.5 million for the third quarter of fiscal 2018 from $27.7 million for the third quarter of fiscal 2017.
The U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. We recorded certain provisional amounts in the fourth quarter of fiscal 2017. During the third quarter of fiscal 2018, we adjusted the provisional amount recorded for the mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries. This resulted in the recognition of an additional tax expense of $5.2 million. We expect the accounting for the income tax effects of the U.S. tax reform to be completed in fiscal 2018. Please refer to Note 8 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
During the third quarter of fiscal 2017, we recognized a net income tax recovery of $5.8 million on the costs recognized in connection with the ivivva restructuring. Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
The effective tax rate for the third quarter of fiscal 2018 was 31.6% compared to 32.0% for the third quarter of fiscal 2017. Excluding the above tax adjustments, the adjusted effective tax rate was 27.8% compared to 30.8% for the third quarter of fiscal 2017. The decrease in the adjusted effective tax rate was primarily due to the lower U.S. federal income tax rate as a result of the U.S. tax reform, partially offset by the amounts recognized for global intangible low-taxed income ("GILTI") taxes. During the third quarter of fiscal 2018 we reduced our expected effective tax rate for fiscal 2018 as a result of a more favorable mix of earnings amongst jurisdictions with differing statutory tax rates, certain adjustments resulting from the filing of tax returns, and higher than expected tax credits related to research and development. This reduced the effective tax rate for the third quarter of fiscal 2018.
Net Income
Net income increased $35.5 million, or 60%, to $94.4 million for the third quarter of fiscal 2018 from $58.9 million for the third quarter of fiscal 2017. This was primarily due to an increase in gross profit of $84.8 million, a reduction in asset impairment and restructuring costs of $21.0 million, and an increase in other income (expense), net of $1.0 million, partially offset by an increase in selling, general and administrative expenses of $55.5 million and an increase in income tax expense of $15.8 million.
First Three Quarters Results
The following table summarizes key components of our results of operations for the first three quarters ended October 28, 2018 and October 29, 2017. The percentages are presented as a percentage of net revenue.

	Three Quarters Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands)		(Percentages)
Net revenue	$2,120,861	$1,720,379	100.0%	100.0%
Cost of goods sold	973,157	844,100	45.9	49.1
Gross profit	1,147,704	876,279	54.1	50.9
Selling, general and administrative expenses	773,288	640,032	36.5	37.2
Asset impairment and restructuring costs	—	36,524	—	2.1
Income from operations	374,416	199,723	17.7	11.6
Other income (expense), net	6,553	2,771	0.3	0.2
Income before income tax expense	380,969	202,494	18.0	11.8
Income tax expense	115,633	63,593	5.5	3.7
Net income	$265,336	$138,901	12.5%	8.1%
Net Revenue
Net revenue increased $400.5 million, or 23%, to $2.121 billion for the first three quarters of fiscal 2018 from $1.720 billion for the first three quarters of fiscal 2017. On a constant dollar basis, assuming the average exchange rates for the first three quarters of fiscal 2018 remained constant with the average exchange rates for the first three quarters of fiscal 2017, net revenue increased $397.9 million, or 23%.
The increase in net revenue was primarily due to increased direct to consumer net revenue, net revenue generated by new company-operated stores, and an increase in comparable store sales. Total comparable sales, which includes comparable store sales and direct to consumer, increased 19% in the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. Total comparable sales increased 19% on a constant dollar basis.
Net revenue on a segment basis for the first three quarters ended October 28, 2018 and October 29, 2017 is summarized below. The percentages are presented as a percentage of total net revenue.

	Three Quarters Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands)		(Percentages)
Company-operated stores	$1,396,376	$1,218,127	65.8%	70.8%
Direct to consumer	514,623	341,453	24.3	19.8
Other	209,862	160,799	9.9	9.4
Net revenue	$2,120,861	$1,720,379	100.0%	100.0%

Company-Operated Stores. Net revenue from our company-operated stores segment increased $178.2 million, or 15%, to $1.396 billion in the first three quarters of fiscal 2018 from $1.218 billion in the first three quarters of fiscal 2017. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to October 29, 2017, and therefore not included in comparable store sales, contributed $134.5 million to the increase. We opened 38 net new lululemon branded company-operated stores since the third quarter of fiscal 2017, including 18 stores in North America, 11 stores in Asia, seven stores in Europe, and two stores in Australia/New Zealand.

•
A comparable store sales increase of 8% in the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017 resulted in a $75.4 million increase to net revenue. Comparable store sales increased 8%, or $74.5 million on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic and improved conversion rates.

The increase in net revenue was partially offset by the closure of 48 of our ivivva branded company-operated stores as part of the restructuring of our ivivva operations. These closures reduced our net revenue from company-operated stores for the first three quarters of fiscal 2018 by $31.6 million compared to the first three quarters of fiscal 2017.
Direct to Consumer. Net revenue from our direct to consumer segment increased $173.2 million, or 51%, to $514.6 million in the first three quarters of fiscal 2018 from $341.5 million in the first three quarters of fiscal 2017. Direct to consumer net revenue increased 50% on a constant dollar basis. This was primarily a result of increased website traffic and improved conversion rates, and due to increased dollar value per transaction. During the second quarter of fiscal 2017, we held an online warehouse sale in the United States and Canada which generated net revenue of $12.3 million. We did not hold any online warehouse sales during the first three quarters of fiscal 2018.
Other. Net revenue from our other segment increased $49.1 million, or 31%, to $209.9 million in the first three quarters of fiscal 2018 from $160.8 million in the first three quarters of fiscal 2017. This increase was primarily the result of an increase in net revenue from new and existing outlets during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. There was also an increased number of temporary locations, including seasonal stores, open during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. The increase in net revenue from our other segment was partially offset by lower net revenue from showrooms, primarily due to a decreased number of showrooms open during the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017.
Gross Profit
Gross profit increased $271.4 million, or 31%, to $1.148 billion for the first three quarters of fiscal 2018 from $876.3 million for the first three quarters of fiscal 2017.
Gross profit as a percentage of net revenue, or gross margin, increased 320 basis points, to 54.1% in the first three quarters of fiscal 2018 from 50.9% in the first three quarters of fiscal 2017. The increase in gross margin was primarily the result of:

•	an increase in product margin of 230 basis points, which was primarily due to lower product costs, a favorable mix of higher margin product, lower markdowns, and lower inventory provision expense;

•	a decrease in occupancy and depreciation costs as a percentage of revenue of 50 basis points; and

•	the costs incurred in the first three quarters of fiscal 2017 in connection with the restructuring of our ivivva operations, which reduced gross margin in that quarter by 50 basis points.
This was partially offset by an increase in costs as a percentage of revenue related to our distribution centers of 10 basis points.
During the first three quarters of fiscal 2017, as a result of the restructuring of our ivivva operations, we recognized costs totaling $8.8 million within costs of goods sold, as outlined in Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report. Excluding these charges from the comparatives for the first three quarters of fiscal 2017, gross profit increased 30% and gross margin increased 270 basis points.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $133.3 million, or 21%, to $773.3 million in the first three quarters of fiscal 2018 from $640.0 million in the first three quarters of fiscal 2017. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $80.9 million, comprised of:

–
an increase in employee costs of $35.3 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher retail bonus expenses;

–	an increase in variable costs of $28.4 million primarily due to an increase in distribution costs, credit card fees, and packaging costs as a result of increased net revenue; and

–
an increase in other costs of $17.1 million primarily due to an increase in digital marketing expenses, brand and community costs, and other costs associated with our operating locations including security and repairs and maintenance;

•	an increase in head office costs of $41.3 million, comprised of:

–	an increase in employee costs of $22.8 million primarily due to additional employees to support the growth in our business and increased incentive and stock-based compensation expense; and

–	an increase in other costs of $18.5 million primarily due to an increase in brand and community costs, information technology costs, depreciation, professional fees, and other head office costs; and

•	an increase in net foreign exchange and derivative revaluation losses of $11.2 million.
As a percentage of net revenue, selling, general and administrative expenses decreased 70 basis points, to 36.5% in the first three quarters of fiscal 2018 from 37.2% in the first three quarters of fiscal 2017.
Asset Impairment and Restructuring Costs
During the first three quarters of fiscal 2017, we incurred asset impairment and restructuring costs totaling $36.5 million in connection with the restructuring of our ivivva operations. This included lease termination costs of $19.9 million, long-lived asset impairment charges of $11.6 million, employee related costs of $4.0 million, and other restructuring costs of $1.0 million. Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
We did not have any asset impairment and restructuring costs in the first three quarters of fiscal 2018.
Income from Operations
Income from operations increased $174.7 million, or 87%, to $374.4 million in the first three quarters of fiscal 2018 from $199.7 million in the first three quarters of fiscal 2017. Operating margin increased 610 basis points to 17.7% compared to 11.6% in the first three quarters of fiscal 2017.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $45.4 million in the first three quarters of fiscal 2017. This included costs of $8.8 million recognized in cost of goods sold, and asset impairment and restructuring costs totaling $36.5 million. Excluding these charges from the comparatives for the first three quarters of fiscal 2017, income from operations increased 53% and operating margin increased 350 basis points.
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

Segmented income from operations for the first three quarters ended October 28, 2018 and October 29, 2017 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Three Quarters Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
	(In thousands)		(Percentage of segment revenue)
Segmented income from operations:
Company-operated stores	$342,959	$267,178	24.6%	21.9%
Direct to consumer	205,735	123,045	40.0	36.0
Other	39,336	19,076	18.7	11.9
	588,030	409,299
General corporate expense	213,614	164,211
Restructuring and related costs	—	45,365
Income from operations	$374,416	$199,723
Company-Operated Stores. Income from operations from our company-operated stores segment increased $75.8 million, or 28%, to $343.0 million for the first three quarters of fiscal 2018 from $267.2 million for the first three quarters of fiscal 2017. The increase was primarily the result of increased gross profit of $110.5 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to increased employee costs, increased store operating expenses including higher credit card fees, distribution costs, and packaging costs as a result of higher net revenue, and due to increased community costs. Income from operations as a percentage of company-operated stores net revenue increased by 270 basis points, primarily due to an increase in gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $82.7 million, or 67%, to $205.7 million for the first three quarters of fiscal 2018 from $123.0 million for the first three quarters of fiscal 2017. The increase was primarily the result of increased gross profit of $118.9 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, higher digital marketing expenses, and increased employee costs. Income from operations as a percentage of direct to consumer net revenue increased 400 basis points, primarily due to leverage on selling, general and administrative expenses and an increase in gross margin.
Other. Other income from operations increased $20.3 million, or 106%, to $39.3 million for the first three quarters of fiscal 2018 from $19.1 million for the first three quarters of fiscal 2017. The increase was primarily the result of increased gross profit of $33.2 million which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, increased operating expenses including higher distribution costs and higher credit card fees as a result of higher net revenue, and due to higher community costs. Income from operations as a percentage of other net revenue increased 680 basis points, primarily due to an increase in gross margin and leverage on selling, general and administrative expenses.
General Corporate Expense. General corporate expense increased $49.4 million, or 30%, to $213.6 million for the first three quarters of fiscal 2018 from $164.2 million for the first three quarters of fiscal 2017. This increase was primarily due to increases in head office employee costs, brand and community costs, information technology costs, professional fees, and depreciation and an increase in net foreign exchange and derivative revaluation losses of $11.2 million.
Other Income (Expense), Net
Other income, net increased $3.8 million, or 136%, to $6.6 million for the first three quarters of fiscal 2018 from income of $2.8 million for the first three quarters of fiscal 2017. The increase was primarily due to an increase in net interest income, primarily due to higher rates of return on our cash and cash equivalents, including money market funds, treasury bills, and term deposits, and due to an increase in cash and cash equivalents in the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. This was partially offset by an increase in interest expense, primarily related to borrowings on our revolving credit facility during the first three quarters of fiscal 2018. We repaid the outstanding balance on our revolving credit facility during the third quarter of fiscal 2018 and had no borrowings outstanding under this credit facility as of October 28, 2018.

Income Tax Expense
Income tax expense increased $52.0 million, or 82%, to $115.6 million for the first three quarters of fiscal 2018 from $63.6 million for the first three quarters of fiscal 2017.
U.S. tax reform was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. We recorded certain provisional amounts in the fourth quarter of fiscal 2017. During the third quarter of fiscal 2018, we adjusted the provisional amount recorded for the mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries. This resulted in the recognition of an additional tax expense of $5.2 million. We expect the accounting for the income tax effects of the U.S. tax reform to be completed in fiscal 2018. Please refer to Note 8 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
During the first three quarters of fiscal 2017, we recognized a net income tax recovery of $11.9 million on the costs recognized in connection with the ivivva restructuring. Please refer to Note 7 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
The effective tax rate for the first three quarters of fiscal 2018 was 30.4% compared to 31.4% for the first three quarters of fiscal 2017. Excluding the above tax adjustments, the adjusted effective tax rate was 29.0% for the first three quarters of fiscal 2018 compared to 30.5% for the first three quarters of fiscal 2017. The decrease in the adjusted effective tax rate was primarily due to the lower U.S. federal income tax rate as a result of the U.S. tax reform, as well as increased tax deductions related to stock-based compensation and increased research and development tax credits. This was partially offset by the amounts recognized for GILTI taxes.
Net Income
Net income increased $126.4 million, or 91%, to $265.3 million for the first three quarters of fiscal 2018 from $138.9 million for the first three quarters of fiscal 2017. This was primarily due to an increase in gross profit of $271.4 million, a reduction in long-lived asset impairment and restructuring costs of $36.5 million, and an increase in other income (expense), net of $3.8 million, partially offset by an increase in selling, general and administrative expenses of $133.3 million and an increase in income tax expense of $52.0 million.
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
Adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, and diluted earnings per share exclude the amounts recognized in connection with the U.S. tax reform and the costs and related tax effects recognized in connection with the restructuring of our ivivva operations. We believe these adjusted financial measures are useful to investors as the adjustments do not directly relate to our ongoing business operations and therefore do not contribute to a meaningful evaluation of the trend in our operating performance. Furthermore, we do not believe the adjustments are reflective of our expectations of our future operating performance and believe these non-GAAP measures are useful to investors because of their comparability to our historical information.

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
Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue

	Quarter Ended October 28, 2018		Three Quarters Ended October 28, 2018
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in net revenue	$128,637	21%	$400,482	23%
Adjustments due to foreign exchange rate changes	9,324	1	(2,567)	—
Change in net revenue in constant dollars	$137,961	22%	$397,915	23%

	Quarter Ended October 28, 2018	Three Quarters Ended October 28, 2018
Change in total comparable sales(1),(2)	17%	19%
Adjustments due to foreign exchange rate changes	1	—
Change in total comparable sales in constant dollars(1),(2)	18%	19%

	Quarter Ended October 28, 2018		Three Quarters Ended October 28, 2018
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in comparable store sales(2)	$16,719	6%	$75,376	8%
Adjustments due to foreign exchange rate changes	4,674	1	(847)	—
Change in comparable store sales in constant dollars(2)	$21,393	7%	$74,529	8%

	Quarter Ended October 28, 2018	Three Quarters Ended October 28, 2018
Change in direct to consumer net revenue	44%	51%
Adjustments due to foreign exchange rate changes	2	(1)
Change in direct to consumer net revenue in constant dollars	46%	50%
__________

(1)	Total comparable sales includes comparable store sales and direct to consumer sales.

(2)	Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 months, or open for at least 12 months after being significantly expanded.

Adjusted financial measures
The following tables reconcile the adjusted financial measures with the most directly comparable measures calculated in accordance with GAAP. The adjustments relate to U.S. tax reform and the restructuring of our ivivva operations and its related tax effects. Please refer to Notes 7 and 8 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information on these adjustments.

	Quarter Ended October 28, 2018			Quarter Ended October 29, 2017
	GAAP Results	U.S. Tax Reform	Adjusted Results (Non-GAAP)	GAAP Results	Restructuring of ivivva Operations Adjustments	Adjusted Results (Non-GAAP)
	(In thousands, except per share amounts)
Gross profit	$406,777	$—	$406,777	$321,962	$1,178	$323,140
Gross margin	54.4%	—%	54.4%	52.0%	0.2%	52.2%
Income from operations	135,903	—	135,903	85,588	22,186	107,774
Operating margin	18.2%	—%	18.2%	13.8%	3.6%	17.4%
Income before income tax expense	137,947	—	137,947	86,640	22,185	108,825
Income tax expense	43,534	(5,163)	38,371	27,696	5,813	33,509
Effective tax rate	31.6%	(3.8)%	27.8%	32.0%	(1.2)%	30.8%
Diluted earnings per share	$0.71	$0.04	$0.75	$0.43	$0.13	$0.56

	Three Quarters Ended October 28, 2018			Three Quarters Ended October 29, 2017
	GAAP Results	U.S. Tax Reform	Adjusted Results (Non-GAAP)	GAAP Results	Restructuring of ivivva Operations Adjustments	Adjusted Results (Non-GAAP)
	(In thousands, except per share amounts)
Gross profit	$1,147,704	$—	$1,147,704	$876,279	$8,841	$885,120
Gross margin	54.1%	—%	54.1%	50.9%	0.5%	51.4%
Income from operations	374,416	—	374,416	199,723	45,365	245,088
Operating margin	17.7%	—%	17.7%	11.6%	2.6%	14.2%
Income before income tax expense	380,969	—	380,969	202,494	45,365	247,859
Income tax expense	115,633	(5,163)	110,471	63,593	11,886	75,479
Effective tax rate	30.4%	(1.4)%	29.0%	31.4%	(0.9)%	30.5%
Diluted earnings per share	$1.97	$0.04	$2.01	$1.02	$0.24	$1.26
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
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations, and capacity under our revolving credit facility. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, making information technology system investments and enhancements, funding working capital requirements, and making other strategic capital investments both in North America and internationally. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions, as well as in money market funds, treasury bills, and term deposits.

As of October 28, 2018, our working capital, excluding cash and cash equivalents, was $216.2 million, our cash and cash equivalents were $703.6 million, and our capacity under our revolving facility was $398.8 million.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	Three Quarters Ended
	October 28, 2018	October 29, 2017
	(In thousands)
Total cash provided by (used in):
Operating activities	$316,876	$131,309
Investing activities	(165,914)	(120,051)
Financing activities	(406,361)	(100,707)
Effect of exchange rate changes on cash	(31,495)	4,657
Decrease in cash and cash equivalents	$(286,894)	$(84,792)
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense, and the effect of changes in operating assets and liabilities.
Cash provided by operating activities increased $185.6 million, to $316.9 million for the first three quarters of fiscal 2018 compared to $131.3 million for the first three quarters of fiscal 2017, primarily as a result of the following:
Net income and non-cash items

•
an increase of $126.4 million in net income, and an increase of $12.9 million in non-cash expenses primarily related to an increase in deferred income taxes, depreciation, and stock-based compensation, partially offset by a decrease in asset impairment costs related to the restructuring of our ivivva operations and the settlement of derivatives not designated in a hedging relationship.

Changes in operating assets and liabilities

•	an increase of $46.3 million in the change in operating assets and liabilities, primarily due to the following:

–	an increase of $140.8 million related to accounts payable, primarily due to a change in our payment terms;

–	partially offset by an increase of $97.4 million related to inventory, primarily due to an increase in inventory purchases.
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
Cash used in investing activities increased $45.9 million to $165.9 million for the first three quarters of fiscal 2018 from $120.1 million for the first three quarters of fiscal 2017. The increase was primarily the result of an increase in corporate capital expenditures related to information technology and business systems. Increased capital expenditures related to our company-operated stores also contributed to the increase in cash used in investing activities, primarily as a result of an increase in renovations and relocations of existing stores. The increase in cash used in investing activities was partially offset by a decrease in direct to consumer capital expenditures.
Financing Activities
Cash flows used in financing activities consist primarily of cash used to repurchase shares of our common stock, certain cash flows related to stock-based compensation, and other financing activities.
Cash used in financing activities increased $305.7 million to $406.4 million for the first three quarters of fiscal 2018 compared to $100.7 million for the first three quarters of fiscal 2017. The increase was primarily the result of our stock repurchases.

On December 1, 2016, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $100.0 million. This stock repurchase program was completed during the third quarter of fiscal 2017. On November 29, 2017, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $200.0 million. On June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of our common shares on the open market or in privately negotiated transactions.
Our cash used in financing activities for the first three quarters of fiscal 2018 included $414.3 million to repurchase 3.4 million shares of our common stock compared to $99.3 million to repurchase 1.8 million shares for the first three quarters of fiscal 2017. During the second quarter of fiscal 2018, we repurchased 3.3 million shares in a private transaction. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
As of October 28, 2018, aside from letters of credit of $1.2 million, we had no other borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of October 28, 2018, letters of credit and letters of guarantee totaling $1.2 million had been issued.
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
Operating Locations
Our company-operated stores by country as of October 28, 2018 and January 28, 2018 are summarized in the table below.

	October 28, 2018	January 28, 2018
United States (1)	282	274
Canada	61	60
Australia	29	28
China (2)	17	15
United Kingdom	12	9
New Zealand	6	6
Germany	4	2
Japan	4	2
South Korea	4	3
Singapore	3	3
France	1	—
Ireland	1	1
Sweden	1	—
Switzerland	1	1
Total company-operated stores	426	404
__________

(1)	Included within the United States as of January 28, 2018, was one company-operated store in the Commonwealth of Puerto Rico. This store permanently closed during the second quarter of fiscal 2018.

(2)
Included within China as of October 28, 2018 and January 28, 2018, were three company-operated stores in the Hong Kong Special Administrative Region and one company-operated store in the Taiwan Province.

Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of October 28, 2018, there were seven licensed locations, including three in Mexico, three in the United Arab Emirates, and one in Qatar.
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
As of October 28, 2018, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first three quarters of fiscal 2018, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $66.9 million increase in accumulated other comprehensive loss within stockholders' equity. During the first three quarters of fiscal 2017, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $13.8 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% depreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first three quarters of fiscal 2018 would have resulted in additional income from operations of approximately $4.6 million in the first three quarters of fiscal 2018. This assumes a consistent 10% depreciation in the U.S. dollar against the Canadian dollar throughout the first three quarters of fiscal 2018. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our revolving credit facility provides us with available borrowings in an amount up to $400.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of October 28, 2018, aside from letters of credit of $1.2 million, we had no other borrowings outstanding under this credit facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at October 28, 2018. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at October 28, 2018, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended October 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Changes in consumer shopping preferences and shifts in distribution channels could materially impact our results of operations.
We sell our products through a variety of trade channels, with a significant portion through traditional brick-and-mortar retail channels. As strong e-commerce channels emerge and develop, we are evolving towards an omni-channel approach to support the shopping behavior of our guests. This involves country and region specific websites, social media, product notification emails, mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, and online order fulfillment through stores. The diversion of sales from our company-operated stores could adversely impact our return on investment and could lead to store closures and impairment charges. We could have difficulty in recreating the in-store experience through direct channels. We could also be exposed to liability for online content. Our failure to successfully integrate our digital and physical channels and respond to these risks might adversely impact our business and results of operations, as well as damage our reputation and brands.
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

We recorded provisional amounts in fiscal 2017 in relation to the U.S. Tax Cuts and Jobs Act and have made adjustments to those provisional amounts in fiscal 2018. We may make additional adjustments to the provisional amounts as additional information is collected and analyzed, and as we complete our assessment of the impact that the U.S. Tax Cuts and Jobs Act has, if any, upon our reinvestment plans for the accumulated earnings of our foreign subsidiaries. As we complete our analysis of the U.S. Tax Cuts and Jobs Act, we may also make adjustments to incorporate any additional interpretations or guidance that may be issued. We may also identify additional effects of the U.S. Tax Cuts and Jobs Act that are not reflected as of October 28, 2018. Any such adjustments may materially impact the provision for income taxes and our effective income tax rate in the period in which the adjustments are made, and in future periods.
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
The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. The results of any audits or related disputes regarding these restrictions or regulations could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. We have expanded our relationships with suppliers outside of China, which among other things has resulted in increased costs and shipping times for some products. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.
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
The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, any audits and inspections by governmental agencies related to these matters could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.
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
Our future success is substantially dependent on the service of our senior management and other key employees.
In the last few years, we have had changes to our senior management team including new hires, departures, and role and responsibility changes. The performance of our senior management team and other key employees may not meet our needs and expectations. Also, the loss of services of any of these key employees, or any negative public perception with respect to these individuals, may be disruptive to, or cause uncertainty in, our business and could have a negative impact on our ability to manage and grow our business effectively. Such disruption could have a material adverse impact on our financial performance, financial condition, and the market price of our stock.
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
Our success depends in large part on our brand image. We believe that our trademarks and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained some United States, Canada, and foreign trademark registrations, and will continue to evaluate the registration of additional trademarks as appropriate. However, some or all of these pending trademark applications may not be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. Additionally, we may face obstacles as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties, or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity, and financial condition to suffer.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended October 28, 2018 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 30, 2018 - August 26, 2018	63,043	$124.70	63,043	$184,901,373
August 27, 2018 - September 30, 2018	75	135.00	75	184,891,248
October 1, 2018 - October 28, 2018	1,611	134.45	1,611	184,674,644
Total	64,729		64,729
__________

(1)	Monthly information is presented by reference to our fiscal periods during our third quarter of fiscal 2018.

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

The following table provides information regarding our purchases of shares of our common stock during the quarter ended October 28, 2018 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 30, 2018 - August 26, 2018	6,169	$133.62	6,169	4,840,447
August 27, 2018 - September 30, 2018	5,832	153.73	5,832	4,834,615
October 1, 2018 - October 28, 2018	5,713	145.03	5,713	4,828,902
Total	17,714		17,714
__________

(1)	Monthly information is presented by reference to our fiscal periods during our third quarter of fiscal 2018.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement with Michelle (Sun) Choe, dated September 10, 2018	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
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
Patrick J. Guido
Chief Financial Officer
(principal financial and accounting officer)
Dated: December 6, 2018

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement with Michelle (Sun) Choe, dated September 10, 2018	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.