Form 10-K
period 2019-02-03
lululemon athletica inc.
filed 2019-03-27
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2019
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

_______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 27, 2018 was approximately $11,537,000,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 27, 2018. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors, and owners of 10% or more of the outstanding voting stock of the registrant on July 27, 2018.
Common Stock:
At March 21, 2019 there were 123,280,140 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At March 21, 2019, there were outstanding 7,669,716 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 21, 2019, the registrant had outstanding 7,669,716 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ITEM 1. BUSINESS
General
lululemon athletica inc. is principally a designer, distributor, and retailer of healthy lifestyle inspired athletic apparel and accessories. We have a vision to be the experiential brand that ignites a community of people through sweat, grow, and connect, which we call "living the sweatlife." Since our inception, we have fostered a distinctive corporate culture; we promote a set of core values in our business which include taking personal responsibility, nurturing entrepreneurial spirit, acting with honesty and courage, valuing connection, and choosing to have fun. These core values attract passionate and motivated employees who are driven to achieve personal and professional goals, and share our purpose "to elevate the world by unleashing the full potential within every one of us."
In this Annual Report on Form 10-K ("10-K" or "Report") for the fiscal year ended February 3, 2019 ("fiscal 2018"), lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon," "the Company," "we," "us" or "our."
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
North America is our largest market by geographical split, offering a mature health and wellness industry and sophisticated consumer. Additionally, we are expanding internationally across Europe (including the United Kingdom and Germany) and Asia Pacific (including China, Japan, and South Korea). We are expanding in these regions via a decentralized model, allowing for local community insight and consumer preference to inform our strategic expansion.
Our Segments
We primarily conduct our business through two channels: company-operated stores and direct to consumer.
We also generate net revenue from outlets, sales from temporary locations, sales to wholesale accounts, showrooms, through license and supply arrangements, and warehouse sales. The net revenue we generate from these sources is combined in our other segment.
We operate in both the physical and digital space to better cater to the shopping desires of our guest. At the end of fiscal 2018, we had 440 stores in 14 countries across the globe. In addition to being a venue to sell product, our stores give us a direct connection to our guest, which we view as a valuable tool in helping us build our brand and product line.
Our direct to consumer segment includes the net revenue which we generate from our e-commerce website www.lululemon.com, other country and region specific websites, and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers or other retail locations.
Company-Operated Stores
As of February 3, 2019, our retail footprint included 440 company-operated stores. While most of our company-operated stores are branded lululemon, seven of our company-operated stores are branded ivivva and specialize in athletic wear for female youth. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls.
Our company-operated stores by country as of February 3, 2019 and January 28, 2018 are summarized in the table below:

	February 3, 2019	January 28, 2018
United States(1)	285	274
Canada	64	60
Australia	29	28
China(2)	22	15
United Kingdom	12	9
New Zealand	7	6
Germany	5	2
Japan	5	2
South Korea	4	3
Singapore	3	3
France	1	—
Ireland	1	1
Sweden	1	—
Switzerland	1	1
Total company-operated stores	440	404
__________

(1)	Included within the United States as of January 28, 2018, was one company-operated store in the Commonwealth of Puerto Rico. This store permanently closed during the second quarter of fiscal 2018.

(2)
Included within China as of February 3, 2019, were five company-operated stores in the Hong Kong Special Administrative Region, one company-operated store in the Macao Special Administration Region, and one company-operated store in the Taiwan Province. As of January 28, 2018, there were three company-operated stores in the Hong Kong Special Administrative Region, one company-operated store in the Taiwan Province, and no company-operated stores in the Macao Special Administration Region.

We opened 36 net new company-operated stores in fiscal 2018, including 21 net new stores outside of North America.
We perform ongoing evaluations of our portfolio of company-operated store locations. During fiscal 2018, we closed three of our lululemon branded company-operated stores. During fiscal 2017, as part of the restructuring of our ivivva operations, we closed 48 of our 55 ivivva branded company-operated stores. As we continue our evaluations we may, in future periods, close or relocate additional company-operated stores.
In fiscal 2019, our new store growth will come primarily from new company-operated stores in the United States and an acceleration in our company-operated store openings in Asia. Our real estate strategy over the next several years will not only consist of opening new company-operated stores, but also in overall square footage growth through store expansions and relocations.
We believe that our innovative retail concept and guest experience contribute to the success of our stores. During fiscal 2018, our company-operated stores open at least one year, which average approximately 3,030 square feet, averaged sales of $1,579 per square foot. The square footage of our company-operated stores excludes space used for non-retail activities such as yoga studios and office space.
Direct to Consumer
Direct to consumer is a substantial part of our business, representing 26.1% of our net revenue in fiscal 2018. We believe that e-commerce is convenient for our core customer and enhances the image of our brand. Our direct to consumer channel makes our product accessible to more markets than our company-operated store channel alone. We believe this channel is effective in building brand awareness, especially in new markets.
We continue to evolve and integrate our digital and physical channels in order to enrich our interactions with our guests, and to provide an enhanced omni-channel experience.
Other Channels
Other net revenue accounted for 9.2% of total net revenue in fiscal 2018, compared to 8.9% in fiscal 2017, and 8.0% of total net revenue in fiscal 2016. Other net revenue includes sales made through the following channels:

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

•
Wholesale - Our wholesale accounts include premium yoga studios, health clubs, and fitness centers. We believe these premium wholesale locations offer an alternative distribution channel that is convenient for our core consumer and enhances the image of our brand. We do not intend wholesale to be a significant contributor to overall sales. Instead, we use the channel to build brand awareness, including those outside of North America.

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

We have entered into license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, and Mexico. We retain the rights to sell lululemon products through our e-commerce websites in these countries. Under these arrangements we supply the partners with lululemon products, training and other support. The initial term of the agreement for the Middle East expires in January 2020, and the initial term of the agreement for Mexico expires in November 2026. As of February 3, 2019, there were three licensed retail locations in Mexico, three in the United Arab Emirates, and one in Qatar, which are not included in the above company-operated stores table.
Community-Based Marketing
We utilize a community-based approach to build brand awareness and customer loyalty. We pursue a multi-faceted strategy which leverages our local teams and ambassadors, digital marketing and social media, in-store community boards, and a variety of grassroots initiatives. We also plan to continue to explore how we can complement and amplify our community-based initiatives with global brand-building activity.
Product Design and Development
Our product design and development efforts are led by a team of researchers, scientists, engineers, and designers based in Vancouver, British Columbia, partnering with international designers. Our team is comprised of athletes and users of our products who embody our design philosophy and dedication to premium quality. Our design and development team identifies trends based on market intelligence and research, proactively seeks the input of our guests and our ambassadors, and broadly seeks inspiration consistent with our goals of function, style, and technical superiority.
As we strive to continue to provide our guests with technically advanced fabrics, our team works closely with our suppliers to incorporate the latest in technical innovation, bringing particular specifications to our products. We partner with independent inspection, verification, and testing companies, who conduct a variety of tests on our fabrics, testing performance characteristics including pilling, shrinkage, abrasion resistance, and colorfastness. We develop proprietary fabrics and collaborate with leading fabric and trims suppliers to manufacture fabrics and trims that we ultimately protect through agreements, trademarks, and trade-secrets.
Sourcing and Manufacturing
We do not own or operate any manufacturing facilities. We rely on a limited number of suppliers to provide fabrics for, and to produce, our products. We work with a group of approximately 65 suppliers to provide the fabrics for our products. We work with a group of approximately 44 vendors that manufacture our products, five of which produced approximately 60% of our products in fiscal 2018. During fiscal 2018, no single manufacturer produced more than 21% of our product offerings. During fiscal 2018, approximately 58% of our products were manufactured in South East Asia, approximately 21% in South Asia, approximately 12% in China, approximately 8% in the Americas, and the remainder in other regions.
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
Competition
Competition in the athletic apparel industry is based principally on brand image and recognition as well as product quality, innovation, style, distribution, and price. We believe that we successfully compete on the basis of our premium brand image and our technical product innovation. We also believe our ability to introduce new product innovations, combine function and fashion, and connect through in-store and community experiences sets us apart from our competition. In addition, we believe our vertical retail distribution strategy and community-based marketing differentiates us further, allowing us to more effectively control our brand image and connect with our guest.
The market for athletic apparel is highly competitive. It includes increasing competition from established companies that are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG, and Under Armour, Inc. We also compete with retailers who have expanded to include women's athletic apparel including The Gap, Inc. (including the Athleta brand) and L Brands, Inc. (including the Victoria Sport assortment at Victoria's Secret).

Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 47%, 56%, and 47% of our full year operating profit during the fourth quarters of fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Excluding the costs we incurred in connection with the ivivva restructuring, we generated approximately 51% of our operating profit during the fourth quarter of fiscal 2017.
Our Employees
We believe that our people are key to the success of our business, and we strive to foster a distinctive corporate culture rooted in our core business values which attract passionate and motivated employees who are driven to achieve personal and professional goals.
As of February 3, 2019, we had approximately 15,700 employees, of which approximately 9,200 were employed in the United States, approximately 4,200 were employed in Canada, and approximately 2,200 were employed outside of North America. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages by our employees and we believe our relations with our employees are excellent.
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
We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We work with a group of approximately 65 suppliers to provide the fabrics for our products. In fiscal 2018, approximately 60% of our fabrics were produced by our top five fabric suppliers, and the largest single manufacturer produced approximately 35% of raw materials used. We work with a group of approximately 44 vendors that manufacture our products, five of which produced approximately 60% of our products in fiscal 2018. During fiscal 2018, the largest single manufacturer produced approximately 21% of our product offerings. We have no long-term contracts with any of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, and production.
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

Our inability to safeguard against security breaches or our failure to comply with data privacy laws could damage our customer relationships and result in significant legal and financial exposure.
As part of our normal operations, we receive confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches could expose us to a risk of loss or misuse of this information, and could result in litigation and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources or technical sophistication to be able to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, we could still expose our customers and our business to risk. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber-attacks may also have the potential to impact our customers' shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and damage to our brand and reputation or other harm to our business.
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
We are increasingly dependent on information technology systems and third-parties to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. The failure of our information technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. In addition, we have e-commerce websites in the United States, Canada, and internationally. Our information technology systems, websites, and operations of third parties on whom we rely, may encounter damage or disruption or slowdown caused by a failure to successfully upgrade systems, system failures, viruses, computer "hackers", natural disasters, or other causes. These could cause information, including data related to guest orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of products to our stores and guests or lost sales, which could reduce demand for our products and cause our sales to decline. The concentration of our primary offices, two of our distribution centers, and a number of our stores along the west coast of North America could amplify the impact of a natural disaster occurring in that area to our business, including to our information technology systems. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose guests. We have limited back-up systems and redundancies, and our information technology systems and websites have experienced system failures and electrical outages in the past which have disrupted our operations. Any significant disruption in our information technology systems or websites could harm our reputation and credibility, and could have a material adverse effect on our business, financial condition, and results of operations.
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
We currently rely on a combination of copyright, trademark, trade dress, and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. The steps we take to protect our intellectual property rights may not be adequate to prevent infringement of these rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States or Canada, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished, and our competitive position may suffer.
Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to the income tax laws of the United States, Canada, and several other international jurisdictions. Our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, new tax interpretations and guidance, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of unremitted earnings for which we have not previously accrued applicable U.S. income taxes and foreign withholding taxes.
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
Current economic and political conditions make tax rules in any jurisdiction, including the United States and Canada, subject to significant change. Changes in applicable U.S., Canadian, or other foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act.
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
We are dependent on international trade agreements and regulations. If the United States were to withdraw from or materially modify certain international trade agreements, our business could be adversely affected. There are also uncertainties related to the implementation of the United Kingdom's referendum to withdraw membership from the European Union (referred to as "Brexit").
If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business and as a result our brand image and financial performance may suffer.
We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $3.3 billion in fiscal 2018. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
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
Almost all of our suppliers are located outside of North America. During fiscal 2018, approximately 58% of our products were manufactured in South East Asia, approximately 21% in South Asia, approximately 12% in China, approximately 8% in the Americas, and the remainder in other regions.
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
Successful new store openings may also be affected by our ability to initiate our grassroots marketing efforts in advance of opening our first store in a new market. We typically rely on our grassroots marketing efforts to build awareness of our brand and demand for our products. Our grassroots marketing efforts are often lengthy and must be tailored to each new market based on our emerging understanding of the market. We may not be able to successfully implement our grassroots marketing efforts in a particular market in a timely manner, if at all. Additionally, we may be unsuccessful in identifying new markets where our technical athletic apparel and other products and brand image will be accepted, or the performance of our stores will be considered successful.
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
We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential guests, and may affect our relationships with current guests, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
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
ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7.
As of February 3, 2019, we operated four distribution centers located in the United States, Canada, and Australia. During fiscal 2018, we entered into a new lease for an approximately 250,000 square foot distribution center in Toronto which expires in September 2033. We expect this distribution center to be operational in fiscal 2019. In addition to those distribution centers, we hold inventory at warehouses managed by third-parties in Hong Kong, Rotterdam, and Shanghai. We regularly evaluate our distribution infrastructure and consolidate or expand our distribution capacity as we believe appropriate for our operations and to meet anticipated needs.

The general location, use and approximate size of our principal owned properties as of February 3, 2019, are set forth below:

Location	Use	Approximate Square Feet
Columbus, OH	Distribution Center	310,000
Vancouver, BC	Executive and Administrative Offices	140,000
Vancouver, BC	Executive and Administrative Offices	15,000
The general location, use, approximate size and lease renewal date of our principal non-retail leased properties as of February 3, 2019, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Toronto, ON	Distribution Center (Intended)	250,000	September 2033
Sumner, WA	Distribution Center	150,000	May 2020
Vancouver, BC	Distribution Center	155,000	January 2031
Vancouver, BC	Executive and Administrative Offices	60,000	May 2020
Vancouver, BC	Executive and Administrative Offices	35,000	June 2023
Melbourne, VIC	Distribution Center	50,000	October 2022
Melbourne, VIC	Executive and Administrative Offices	25,000	August 2019
Seattle, WA	Executive and Administrative Offices	25,000	December 2028
As of February 3, 2019, we leased approximately 1.4 million gross square feet relating to 438 of our 440 stores. Our store leases generally have initial terms of between five and 10 years, and generally can be extended in five-year increments, if at all. All of our leases require a fixed annual rent, and the majority require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.
ITEM 3. LEGAL PROCEEDINGS
Please see the legal proceedings described in Note 16 to our audited consolidated financial statements included in Item 8 of Part II of this report.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "LULU."
As of March 21, 2019, there were approximately 850 holders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion, and other factors that our board of directors considers to be relevant. In addition, financial and other covenants in any instruments or agreements that we enter into in the future may restrict our ability to pay cash dividends on our common stock.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between February 2, 2014 (the date of our fiscal year end five years ago) and February 3, 2019, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index, over the same period. This graph assumes the investment of $100 on February 2, 2014 at the closing sale price our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

	02-Feb-14	01-Feb-15	31-Jan-16	29-Jan-17	28-Jan-18	03-Feb-19
lululemon athletica inc.	$100.00	$144.98	$135.85	$146.25	$173.08	$319.81
S&P 500 Index	$100.00	$111.92	$108.84	$128.73	$161.16	$151.83
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$102.59	$84.89	$71.22	$92.70	$81.68
Issuer Purchase of Equity Securities
The following table provides information regarding our purchases of shares of our common stock during the fourteen weeks ended February 3, 2019 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 29, 2018 - November 25, 2018	15,687	$129.96	15,687	$182,635,986
November 26, 2018 - December 30, 2018	914,577	116.32	914,577	76,254,474
December 31, 2018 - February 3, 2019	590,261	128.00	590,261	500,700,020
Total	1,520,525		1,520,525
__________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2018.

(2)
A stock repurchase program was approved by our board of directors in November 2017 for the repurchase of up to $200 million common shares and in June 2018, our board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600 million of our common shares.

On January 31, 2019, our board of directors approved a new stock repurchase program of up to $500 million of our common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors. The repurchases are expected to be completed by January 2021.

The following table provides information regarding our purchases of shares of our common stock during the fourteen weeks ended February 3, 2019 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 29, 2018 - November 25, 2018	6,379	$138.75	6,379	4,822,523
November 26, 2018 - December 30, 2018	10,708	124.13	10,708	4,811,815
December 31, 2018 - February 3, 2019	6,692	140.66	6,692	4,805,123
Total	23,779		23,779
___________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2018.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below is derived from our consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes included in Item 8 of Part II of this report as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands, except per share data)
Consolidated statement of operations and comprehensive income data:
Net revenue	$3,288,319	$2,649,181	$2,344,392	$2,060,523	$1,797,213
Cost of goods sold	1,472,032	1,250,391	1,144,775	1,063,357	883,033
Gross profit	1,816,287	1,398,790	1,199,617	997,166	914,180
Selling, general and administrative expenses	1,110,451	904,264	778,465	628,090	538,147
Asset impairment and restructuring costs	—	38,525	—	—	—
Income from operations	705,836	456,001	421,152	369,076	376,033
Other income (expense), net	9,414	3,997	1,577	(581)	7,102
Income before income tax expense	715,250	459,998	422,729	368,495	383,135
Income tax expense	231,449	201,336	119,348	102,448	144,102
Net income	$483,801	$258,662	$303,381	$266,047	$239,033

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(73,885)	58,577	36,703	(64,796)	(105,339)
Comprehensive income	$409,916	$317,239	$340,084	$201,251	$133,694

Basic earnings per share	$3.63	$1.90	$2.21	$1.90	$1.66
Diluted earnings per share	$3.61	$1.90	$2.21	$1.89	$1.66
Basic weighted-average number of shares outstanding	133,413	135,988	137,086	140,365	143,935
Diluted weighted-average number of shares outstanding	133,971	136,198	137,302	140,610	144,298

	As of
	February 3, 2019	January 28, 2018	January 29, 2017	January 31, 2016	February 1, 2015
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$881,320	$990,501	$734,846	$501,482	$664,479
Inventories	404,842	329,562	298,432	284,009	208,116
Total assets	2,084,711	1,998,483	1,657,541	1,314,077	1,296,213
Total stockholders' equity	1,445,975	1,596,960	1,359,973	1,027,482	1,089,568

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year.
Fiscal 2018 was a 53 week year. Net revenue includes results from the 53rd week; however, total comparable sales, comparable store sales, and changes in direct to consumer net revenue exclude the 53rd week. Fiscal 2017 and fiscal 2016 were 52 week years. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
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
Overview
Fiscal 2018 was a particularly strong year for our company. In addition, we were happy to welcome our new CEO, Calvin McDonald. Net revenue grew 24%, and total comparable sales increased 18%. We leveraged investments made across the enterprise over the last several years, while at the same time continuing to invest in our future. We surpassed several of our fiscal 2020 goals in fiscal 2018, two years ahead of schedule. These include achieving operating margin of 21.5%, gross margin of 55.2%, and e-commerce becoming 26.1% of our global business.
Fueling our performance this year was strength across our product assortment, 13% square footage growth driven by new stores and our remodel program, and a robust e-commerce business. In addition, our brand activations, local community events, and educators continue to connect us with our guests in a truly unique manner.
Our product design and development teams successfully launched new product innovations, while also leveraging our core product collections and expanding our Office/Travel/Commute category. We took several steps toward expanding our bra category by launching the Speed Up and Fine Form styles and also the Like Nothing bra, our first bra developed for all day wear. For men, we launched our Out-of-Mind short liner in our three core styles, rolled out the City Sweat collection, and further expanded our ABC pant offering with a new slim silhouette. We also expanded our outerwear assortment with more cold weather styles including the Cloudscape jacket for women and Outpour parka for men. We look forward to delivering on a strong pipeline of innovation and product roll-outs in fiscal 2019.
During the year, we opened 36 net new company-operated stores, including 15 in North America, 13 in Asia Pacific, and eight in Europe. We also expanded our seasonal store strategy this year with approximately 45 seasonal stores in operation during the holiday season. These stores allow us to better cater to our guests in select markets during the holidays, while also helping introduce new guests into our brand.
As of February 3, 2019, we had 70 stores in Asia Pacific and 21 stores in Europe. We expanded into two new markets in Europe this year - France and Sweden. In Asia, we opened seven new stores in China, in addition to growing our local e-commerce presence via Tmall and launching a store on the WeChat platform.
In fiscal 2018, we leveraged the improvements we made to our websites over the past 18 months while continuing to enhance the customer experience. The sales performance of our e-commerce business was strong throughout the year, with direct to consumer revenues increasing by 45%, excluding the 53rd week of fiscal 2018. In fiscal 2019, we plan to continue to develop our omni-channel experience to serve guests wherever and however they choose to shop. We will continue to leverage our ship-from-store capabilities and build on the early success of our new buy online, pick-up in store initiative.
Our grassroots approach to brand-building - locally led by our stores, enables us to connect with and uniquely understand our guest. In fiscal 2018, we continued to hold our marquee events including our annual SeaWheeze half marathon in Vancouver, The Ghost Race in 12 cities in North America, the Sweatlife Festival in London, and Unroll China events across multiple cities. We are also particularly pleased with our brand activations this year including our 20th birthday celebration, our donations to local community-based organizations via our Here to Be program, including on International Day of Yoga, and our announcement of 100% pay equity which closely followed International Women's Day.

We look forward to continuing this strong momentum into fiscal 2019 fueled by product innovations, new store openings, remodels, and further enhancements to our e-commerce sites and supply chain.
Financial Highlights
The summary below provides both GAAP and non-GAAP financial measures. The adjusted financial measures for fiscal 2018 and 2017 exclude the amounts recognized in connection with U.S. tax reform, taxes on the repatriation of foreign earnings, and the restructuring of our ivivva operations and its related tax effects.
For the fiscal year ended February 3, 2019, compared to the fiscal year ended January 28, 2018:

•	Net revenue increased 24% to $3.3 billion. On a constant dollar basis, net revenue increased 25%.

•
Excluding net revenue from the 53rd week of fiscal 2018, total comparable sales, which includes comparable store sales and direct to consumer, increased 18%. On a constant dollar basis, total comparable sales increased 18%.

–	Comparable store sales increased 7%, or increased 8% on a constant dollar basis.

–	Direct to consumer net revenue increased 45%, or increased 46% on a constant dollar basis.

•	Gross profit increased 30% to $1.8 billion. It increased 29% compared to adjusted gross profit in fiscal 2017.

•	Gross margin increased 240 basis points to 55.2%. It increased 210 basis points compared to adjusted gross margin in fiscal 2017.

•	Income from operations increased 55% to $705.8 million. It increased 40% compared to adjusted income from operations in fiscal 2017.

•	Operating margin increased 430 basis points to 21.5%. It increased 250 basis points compared to adjusted operating margin in fiscal 2017.

•
Income tax expense increased 15% to $231.4 million. Our effective tax rate for fiscal 2018 was 32.4% compared to 43.8% for fiscal 2017. The adjusted effective tax rate was 28.0% compared to 30.5% for fiscal 2017.

•	Diluted earnings per share were $3.61 for fiscal 2018 compared to $1.90 in fiscal 2017. Adjusted diluted earnings per share were $3.84 compared to $2.59 for fiscal 2017.
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
General
Net revenue is comprised of company-operated store sales, direct to consumer sales through www.lululemon.com, other country and region specific websites, and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, and other net revenue, which includes outlet sales, sales from temporary locations, sales to wholesale accounts, showroom sales, license and supply arrangement net revenue which consists of royalties as well as sales of our products to licensees, and warehouse sales.
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
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold or asset impairment and restructuring costs. We expect selling, general and administrative expenses to increase in fiscal 2019 as we incur additional operating expenses to support our store and direct to consumer growth, while also making strategic investments to support the long term growth of the business.
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
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands)
Net revenue	$3,288,319	$2,649,181	$2,344,392
Cost of goods sold	1,472,032	1,250,391	1,144,775
Gross profit	1,816,287	1,398,790	1,199,617
Selling, general and administrative expenses	1,110,451	904,264	778,465
Asset impairment and restructuring costs	—	38,525	—
Income from operations	705,836	456,001	421,152
Other income (expense), net	9,414	3,997	1,577
Income before income tax expense	715,250	459,998	422,729
Income tax expense	231,449	201,336	119,348
Net income	$483,801	$258,662	$303,381

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(Percentages)
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	44.8	47.2	48.8
Gross profit	55.2	52.8	51.2
Selling, general and administrative expenses	33.8	34.1	33.2
Asset impairment and restructuring costs	—	1.5	—
Income from operations	21.5	17.2	18.0
Other income (expense), net	0.3	0.2	—
Income before income tax expense	21.8	17.4	18.0
Income tax expense	7.0	7.6	5.1
Net income	14.7%	9.8%	12.9%
Comparison of Fiscal 2018 to Fiscal 2017
Net Revenue
Net revenue increased $639.1 million, or 24%, to $3.3 billion in fiscal 2018 from $2.6 billion in fiscal 2017. On a constant dollar basis, assuming the average exchange rates in fiscal 2018 remained constant with the average exchange rates in fiscal 2017, net revenue increased $651.3 million, or 25%.
The increase in net revenue was primarily due to increased direct to consumer net revenue, net revenue generated by new company-operated stores, and an increase in comparable store sales. Total comparable sales, which includes comparable store sales and direct to consumer, and excludes net revenue of $53.0 million from the 53rd week of fiscal 2018, increased 18% in fiscal 2018 compared to fiscal 2017. Total comparable sales increased 18% on a constant dollar basis.

Our net revenue on a segment basis for fiscal 2018 and fiscal 2017 is summarized below. Net revenue is expressed in dollar amounts. The percentages are presented as a percentage of total net revenue.

	Fiscal Years Ended February 3, 2019 and January 28, 2018
	2018	2017	2018	2017
	(In thousands)		(Percentages)
Company-operated stores	$2,126,363	$1,837,065	64.7%	69.3%
Direct to consumer	858,856	577,590	26.1	21.8
Other	303,100	234,526	9.2	8.9
Net revenue	$3,288,319	$2,649,181	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $289.3 million, or 16%, to $2.1 billion in fiscal 2018 from $1.8 billion in fiscal 2017. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to January 28, 2018, and are therefore not included in comparable store sales, increased net revenue by $182.7 million. During fiscal 2018 we opened 36 net new company-operated stores, including 15 stores in North America, 13 stores in Asia Pacific, and eight stores in Europe.

•
A comparable store sales increase of 7% in fiscal 2018 compared to fiscal 2017 resulted in a $105.5 million increase to net revenue. Comparable store sales increased 8%, or $111.6 million on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic and improved conversion rates.

•	Net revenue of $32.7 million from the 53rd week of fiscal 2018, which was excluded in the calculation of comparable store sales.
These increases in net revenue were partially offset by the closure of 48 of our ivivva branded company-operated stores as part of the restructuring of our ivivva operations. These closures reduced our fiscal 2018 net revenue from company-operated stores by $31.6 million compared to fiscal 2017.
Direct to Consumer. Net revenue from our direct to consumer segment increased $281.3 million to $858.9 million in fiscal 2018 from $577.6 million in fiscal 2017. We generated net revenue of $20.3 million in the 53rd week of fiscal 2018 from our direct to consumer segment. Excluding net revenue from the 53rd week of fiscal 2018, direct to consumer net revenue increased 45%, or increased 46% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily the result of increased traffic on our e-commerce websites, improved conversion rates, and increased dollar value per transaction. During the second quarter of fiscal 2017, we held online warehouse sales in the United States and Canada which generated net revenue of $12.3 million. We did not hold any online warehouse sales during fiscal 2018.
Other. Net revenue from our other segment increased $68.6 million, or 29%, to $303.1 million in fiscal 2018 from $234.5 million in fiscal 2017. This increase was primarily the result of an increased number of temporary locations, including seasonal stores, open during fiscal 2018 compared to fiscal 2017, and an increase in net revenue from existing outlets and sales to wholesale accounts during fiscal 2018 compared to fiscal 2017. The increase in net revenue from our other segment was partially offset by lower net revenue from showrooms, primarily due to a decreased number of showrooms open during fiscal 2018 compared to fiscal 2017.
Gross Profit
Gross profit increased $417.5 million, or 30%, to $1.8 billion in fiscal 2018 from $1.4 billion in fiscal 2017.
Gross profit as a percentage of net revenue, or gross margin, increased 240 basis points, to 55.2% in fiscal 2018 from 52.8% in fiscal 2017. The increase in gross margin was primarily the result of:

•	an increase in product margin of 210 basis points, which was primarily due to lower product costs, a favorable mix of higher margin product, and lower markdowns;

•	a decrease in occupancy and depreciation costs as a percentage of revenue of 40 basis points; and

•	the costs incurred in fiscal 2017 in connection with the restructuring of our ivivva operations, which reduced gross margin in fiscal 2017 by 30 basis points.
This was partially offset by an increase in costs as a percentage of revenue related to our product team departments and distribution centers of 30 basis points, and an unfavorable impact of foreign exchange rates of 10 basis points.

During fiscal 2017, as a result of the restructuring of our ivivva operations, we recognized costs totaling $8.7 million within costs of goods sold, as outlined in Note 13 to the audited consolidated financial statements included in Item 8 of Part II of this report. Excluding these charges, gross profit increased 29.0% and gross margin increased 210 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $206.2 million, or 23%, to $1.1 billion in fiscal 2018 from $904.3 million in fiscal 2017. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $135.3 million, comprised of:

–
an increase in employee costs of $66.5 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher retail bonus expenses;

–	an increase in variable costs such as distribution costs, credit card fees, and packaging costs of $43.1 million primarily as a result of increased net revenue; and

–
an increase in other costs of $25.7 million primarily due to an increase in digital marketing expenses, brand and community costs, and other costs associated with our operating locations including security and repairs and maintenance;

•	an increase in head office costs of $65.0 million, comprised of:

–	an increase in employee costs of $38.0 million primarily due to additional employees to support the growth in our business and increased incentive and stock-based compensation expense; and

–	an increase in other costs of $27.0 million primarily due to an increase in brand and community costs, depreciation, professional fees, and information technology costs; and

•	a decrease in net foreign exchange and derivative revaluation gains of $5.9 million.
As a percentage of net revenue, selling, general and administrative expenses decreased 30 basis points, to 33.8% in fiscal 2018 from 34.1% in fiscal 2017.
Asset Impairment and Restructuring Costs
During fiscal 2017, we incurred asset impairment and restructuring costs totaling $38.5 million in connection with the restructuring of our ivivva operations. This included lease termination costs of $21.1 million, long-lived asset impairment charges of $11.6 million, employee related costs of $4.2 million, and other restructuring costs of $1.6 million. We did not have any asset impairment and restructuring costs in fiscal 2018. Please refer to Note 13 to the audited consolidated financial statements included in Item 8 of Part II of this report for further information on these adjustments.
Income from Operations
Income from operations increased $249.8 million, or 55%, to $705.8 million in fiscal 2018 from $456.0 million in fiscal 2017. Operating margin increased 430 basis points to 21.5% compared to 17.2% in fiscal 2017.
In connection with the restructuring of our ivivva operations, we recognized pre-tax costs totaling $47.2 million in fiscal 2017. This included costs of $8.7 million recognized in cost of goods sold, and asset impairment and restructuring costs totaling $38.5 million. Excluding these charges from the comparatives of fiscal 2017, income from operations increased 40% and operating margin increased 250 basis points.
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

Segmented income from operations before general corporate expenses and restructuring related costs for fiscal 2018 and fiscal 2017 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Fiscal Years Ended February 3, 2019 and January 28, 2018
	2018	2017	2018	2017
	(In thousands)		(Percentages)
Segmented income from operations:
Company-operated stores	$575,536	$464,321	27.1%	25.3%
Direct to consumer	354,107	224,076	41.2	38.8
Other	62,558	35,580	20.6	15.2
	992,201	723,977
General corporate expenses	286,365	220,753
Restructuring and related costs	—	47,223
Income from operations	$705,836	$456,001

Company-Operated Stores. Segmented income from operations from our company-operated stores increased $111.2 million, or 24%, to $575.5 million for fiscal 2018 from $464.3 million for fiscal 2017. The increase was primarily the result of increased gross profit of $176.9 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to increased employee costs, increased store operating expenses including higher credit card fees, distribution costs, and packaging costs as a result of higher net revenue, and due to increased community, security, and repairs and maintenance costs. Income from operations as a percentage of company-operated stores net revenue increased by 180 basis points, primarily due to an increase in gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. Segmented income from operations from our direct to consumer increased $130.0 million, or 58%, to $354.1 million in fiscal 2018 from $224.1 million in fiscal 2017. The increase was primarily the result of increased gross profit of $187.0 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, higher digital marketing expenses, and increased employee costs. Income from operations as a percentage of direct to consumer net revenue has increased by 240 basis points, primarily due to leverage on selling, general and administrative expenses and an increase in gross margin.
Other. Other segmented income from operations increased $27.0 million, or 76%, to $62.6 million in fiscal 2018 from $35.6 million in fiscal 2017. The increase was primarily the result of increased gross profit of $44.9 million which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, increased operating expenses including higher distribution costs and higher credit card fees as a result of higher net revenue, and due to higher community costs. Income from operations as a percentage of other net revenue increased 540 basis points, primarily due to an increase in gross margin and leverage on selling, general and administrative expenses.
General Corporate Expenses. General corporate expenses increased $65.6 million, or 30%, to $286.4 million in fiscal 2018 from $220.8 million in fiscal 2017. This increase was primarily due to increases in head office employee costs, brand and community costs, depreciation, information technology costs, and professional fees and a decrease in net foreign exchange and derivative gains of $5.9 million. We expect general corporate expenses to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our company-operated stores, direct to consumer and other segments.
Other Income (Expense), Net
There was net other income of $9.4 million in fiscal 2018 compared to $4.0 million in fiscal 2017. The increase was primarily due to higher rates of return on our cash and cash equivalents, including money market funds, treasury bills, and term deposits in fiscal 2018 compared to fiscal 2017. This was partially offset by an increase in interest expense, primarily related to borrowings on our revolving credit facility during fiscal 2018. We repaid the outstanding balance on our revolving credit facility during the third quarter of fiscal 2018 and had no other borrowings outstanding under this credit facility as of February 3, 2019.

Income Tax Expense
Income tax expense increased $30.1 million, or 15%, to $231.4 million in fiscal 2018 from $201.3 million in fiscal 2017.
U.S. tax reform was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. In fiscal 2017, we recognized a provisional income tax expense of $59.3 million in relation to U.S. tax reform. We completed the accounting for the income tax effects of U.S. tax reform during fiscal 2018. This resulted in the recognition of an additional tax expense of $7.5 million related to the mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries.
In fiscal 2018, we also completed our assessment of the impact that U.S. tax reform has upon repatriation taxes, our reinvestment plans, and the most efficient means of deploying our capital resources globally. We concluded that the net investment in a Canadian subsidiary in excess of the amounts necessary to sustain our business operations would no longer be indefinitely reinvested and $778.9 million was repatriated from that subsidiary. This resulted in the recognition of a tax expense of $23.7 million in fiscal 2018.
During fiscal 2017, we recognized an income tax recovery of $12.7 million related to the tax effect of the costs recognized in connection with the ivivva restructuring.
Further information on the adjustments recognized in both fiscal 2018 and fiscal 2017 is outlined in Note 14 to the audited consolidated financial statements included in Item 8 of Part II of this report.
Our effective tax rate for fiscal 2018 was 32.4% compared to 43.8% for fiscal 2017. Our effective tax rate excluding the above tax adjustments related to U.S. tax reform and the ivivva restructuring was 28.0% for fiscal 2018 compared to 30.5% for fiscal 2017. The decrease in our adjusted effective tax rate was primarily due to the lower U.S. federal income tax rate which was effective January 1, 2018, a decrease in state taxes, an increase in tax deductions related to stock-based compensation, increased research and development tax credits, and certain other adjustments.
Net Income
Net income increased $225.1 million, or 87%, to $483.8 million in fiscal 2018 from $258.7 million in fiscal 2017. The increase in net income in fiscal 2018 was primarily due to an increase in gross profit of $417.5 million, a reduction in asset impairment and restructuring costs of $38.5 million, and an increase in other income (expense), net of $5.4 million, partially offset by an increase in selling, general and administrative expenses of $206.2 million and an increase in income tax expense of $30.1 million.
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
Other. Net revenue from our other segment increased $47.8 million, or 26%, to $234.5 million in fiscal 2017 from $186.7 million in fiscal 2016. This increase was primarily the result of an increase in the number of outlets, increased net revenue at existing outlets, and an increase in the number of temporary locations. The increase in net revenue from our other segment was partially offset by lower net revenue from showrooms, primarily due to a decrease in the number of showrooms open during fiscal 2017 compared to fiscal 2016.
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
Segmented income from operations before general corporate expenses and restructuring related costs for fiscal 2017 and fiscal 2016 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Fiscal Years Ended January 28, 2018 and January 29, 2017
	2017	2016	2017	2016
	(In thousands)		(Percentages)
Segmented income from operations:
Company-operated stores	$464,321	$415,635	25.3%	24.4%
Direct to consumer	224,076	179,995	38.8	39.7
Other	35,580	22,312	15.2	11.9
	723,977	617,942
General corporate expenses	220,753	196,790
Restructuring and related costs	47,223	—
Income from operations	$456,001	$421,152

Company-Operated Stores. Segmented income from operations from our company-operated stores increased $48.7 million, or 12%, to $464.3 million for fiscal 2017 from $415.6 million for fiscal 2016. The increase was primarily the result of an increase in gross profit of $89.4 million, which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased store employee costs, increased brand and community costs, and increased operating expenses associated with higher net revenues and new stores. Income from operations as a percentage of company-operated stores net revenue increased by 90 basis points primarily due to increased gross margin, partially offset by deleverage of selling, general and administrative expenses.
Direct to Consumer. Segmented income from operations from our direct to consumer increased $44.1 million, or 24%, to $224.1 million in fiscal 2017 from $180.0 million in fiscal 2016. The increase was primarily the result of an increase in gross profit of $88.7 million, which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses including higher digital marketing expenses, website related costs, and higher variable costs such as packaging, distribution and credit card fees as a result of higher net revenue. Income from operations as a percentage of direct to consumer net revenue has decreased by 90 basis points primarily due to deleverage of selling, general and administrative expenses, partially offset by an increase in gross margin.
Other. Other segmented income from operations increased $13.3 million, or 59%, to $35.6 million in fiscal 2017 from $22.3 million in fiscal 2016. The increase was primarily the result of increased gross profit of $29.8 million, which was primarily due to increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, increased brand and community costs, and increased operating expenses associated with new locations and higher net revenues. Income from operations as a percentage of other net revenue increased 330 basis points primarily due to an increase in gross margin partially offset by deleverage of selling, general and administrative expenses as a percentage of other net revenue.
General Corporate Expenses. General corporate expenses increased $24.0 million, or 12%, to $220.8 million in fiscal 2017 from $196.8 million in fiscal 2016. This increase was primarily due to increased head office employee costs, a global brand campaign, increases in other brand and community costs, professional fees, depreciation, and information technology related costs. These increases were partially offset by an increase in net foreign exchange and derivative gains of $15.6 million. There were net foreign exchange and derivative gains of $7.3 million in fiscal 2017 compared to net foreign exchange losses of $8.3 million in fiscal 2016. We expect general corporate expenses to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our company-operated stores, direct to consumer and other segments.
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
Comparable Sales
We separately track comparable store sales, which reflect net revenue from company-operated stores that have been open, or open after being significantly expanded, for at least 12 full fiscal months. Net revenue from a store is included in comparable store sales beginning with the first fiscal month for which the store has a full fiscal month of sales in the prior year. Comparable store sales exclude sales from new stores that have not been open for at least 12 full fiscal months, from stores which have not been in their significantly expanded space for at least 12 full fiscal months, from stores which have been temporarily relocated for renovations, and week 53 net revenue, if applicable. Comparable store sales also exclude sales from direct to consumer, outlets, temporary locations, wholesale accounts, showrooms, through license and supply arrangements, warehouse sales, and sales from company-operated stores that we have closed.
Total comparable sales combines comparable store sales and direct to consumer sales. We are evolving towards an omni-channel approach to support the shopping behavior of our guests. This involves country and region specific websites, mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, social media, product notification emails, and online order fulfillment through stores. We therefore believe that reporting total comparable sales with comparable store sales and direct to consumer sales combined provides a relevant performance metric. Total comparable sales, including comparable store sales and direct to consumer sales, exclude week 53 of net revenue, if applicable.
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
Opening new stores and expanding existing stores is an important part of our growth strategy. Accordingly, total comparable sales has limited utility for assessing the success of our growth strategy insofar as comparable sales do not reflect the performance of stores opened, or significantly expanded, within the last 12 full fiscal months. The comparable sales measures we report may not be equivalent to similarly titled measures reported by other companies.

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
Adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, and diluted earnings per share exclude the amounts recognized in connection with U.S. tax reform, the costs and related tax effects recognized in connection with the restructuring of our ivivva operations, and certain discrete items related to our transfer pricing arrangements and taxes on repatriation of foreign earnings. We believe these adjusted financial measures are useful to investors as the adjustments do not directly relate to our ongoing business operations and therefore do not contribute to a meaningful evaluation of the trend in our operating performance. Furthermore, we do not believe the adjustments are reflective of our expectations of our future operating performance and believe these non-GAAP measures are useful to investors because of their comparability to our historical information.
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
The below changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue show the change compared to the corresponding period in the prior year. Total comparable sales, comparable store sales, and changes in direct to consumer net revenue calculations exclude net revenue from the 53rd week of fiscal 2018.

Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue

	Fiscal Year Ended February 3, 2019		Fiscal Year Ended January 28, 2018
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in net revenue	$639,138	24%	$304,789	13%
Adjustments due to foreign exchange rate changes	12,116	1	(14,221)	(1)
Change in net revenue in constant dollars	$651,254	25%	$290,568	12%

	Fiscal Year Ended
	February 3, 2019	January 28, 2018
Change in total comparable sales(1),(2),(3)	18%	7%
Adjustments due to foreign exchange rate changes	—	—
Change in total comparable sales in constant dollars(1),(2),(3)	18%	7%

	Fiscal Year Ended February 3, 2019		Fiscal Year Ended January 28, 2018
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change in comparable store sales(2),(3)	$105,452	7%	$12,820	1%
Adjustments due to foreign exchange rate changes	6,129	1	(7,395)	—
Change in comparable store sales in constant dollars(2),(3)	$111,581	8%	$5,425	1%

	Fiscal Year Ended
	February 3, 2019	January 28, 2018
Change in direct to consumer net revenue(3)	45%	27%
Adjustments due to foreign exchange rate changes	1	—
Change in direct to consumer net revenue in constant dollars(3)	46%	27%
__________

(1)	Total comparable sales includes comparable store sales and direct to consumer sales.

(2)
Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 full fiscal months, or open for at least 12 full fiscal months after being significantly expanded.

(3)	Net revenue from the 53rd week of fiscal 2018 is excluded from the calculation.

Adjusted financial measures
The following tables reconcile adjusted financial measures with the most directly comparable measures calculated in accordance with GAAP. The adjustments relate to the amounts recognized in connection with U.S. tax reform, taxes on repatriation of foreign earnings, the restructuring of our ivivva operations and its related tax effects, and certain discrete items related to our transfer pricing arrangements. Please refer to Notes 13 and 14 to the audited consolidated financial statements included in Item 8 of Part II of this report for further information on these adjustments.

	Fiscal Year Ended February 3, 2019
	GAAP Results	Adjustments		Adjusted Results (Non-GAAP)
		Tax on Repatriation of Foreign Earnings	U.S. Tax Reform
	(In thousands, except per share amounts)
Gross profit	$1,816,287	$—	$—	$1,816,287
Gross margin	55.2%	—%	—%	55.2%
Income from operations	705,836	—	—	705,836
Operating margin	21.5%	—%	—%	21.5%
Income before income tax expense	715,250	—	—	715,250
Income tax expense	231,449	(23,714)	(7,464)	200,271
Effective tax rate	32.4%	(3.3)%	(1.1)%	28.0%
Diluted earnings per share	$3.61	$0.18	$0.05	$3.84

	Fiscal Year Ended January 28, 2018
	GAAP Results	Adjustments		Adjusted Results (Non-GAAP)
		Restructuring of ivivva Operations	U.S. Tax Reform
	(In thousands, except per share amounts)
Gross profit	$1,398,790	$8,698	$—	$1,407,488
Gross margin	52.8%	0.3%	—%	53.1%
Income from operations	456,001	47,223	—	503,224
Operating margin	17.2%	1.8%	—%	19.0%
Income before income tax expense	459,998	47,223	—	507,221
Income tax expense	201,336	12,741	(59,294)	154,783
Effective tax rate	43.8%	(0.4)%	(12.9)%	30.5%
Diluted earnings per share	$1.90	$0.25	$0.44	$2.59

	Fiscal Year Ended January 29, 2017
	GAAP Results	Transfer Pricing and Repatriation Tax Adjustments	Adjusted Results (Non-GAAP)
	(In thousands, except per share amounts)
Income before income tax expense	$422,729	$1,695	$424,424
Income tax expense	119,348	10,744	130,092
Effective tax rate	28.2%	2.5%	30.7%
Diluted earnings per share	$2.21	$(0.07)	$2.14
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations, and capacity under our revolving credit facility. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, investing in information technology and making system enhancements, funding working capital requirements, and making other strategic capital investments both in North America and internationally. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.
As of February 3, 2019, our working capital (excluding cash and cash equivalents) was $47.5 million, our cash and cash equivalents were $881.3 million and our capacity under our revolving credit facility was $398.5 million.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands)
Total cash provided by (used in):
Operating activities	$742,779	$489,337	$386,392
Investing activities	(242,794)	(173,392)	(149,511)
Financing activities	(590,214)	(97,862)	(26,611)
Effect of exchange rate changes on cash	(18,952)	37,572	23,094
(Decrease) increase in cash and cash equivalents	$(109,181)	$255,655	$233,364
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense, and the effect of changes in operating assets and liabilities.
Net cash provided by operating activities increased $253.4 million in fiscal 2018 compared to fiscal 2017, primarily as a result of the following:
Net income and non-cash items

•	an increase of $225.1 million in net income; and

•	an increase of $20.1 million in non-cash expenses, primarily due to the following:

–	an increase in deferred income taxes, depreciation, and stock-based compensation;

–	partially offset by the settlement of derivatives not designated in a hedging relationship and a decrease in asset impairment costs related to the restructuring of our ivivva operations.
Changes in operating assets and liabilities

•	an increase of $8.2 million in the change in operating assets and liabilities, primarily due to the following:

–	an increase of $73.5 million related to accounts payable, primarily due to a change in our payment terms;

–
an increase of $28.7 million related to accrued compensation and related expenses, primarily due to the timing of salary payments, increased incentive compensation costs, and an increased number of employees;

–	partially offset by an increase of $64.1 million related to inventory, primarily due to an increase in inventory purchases, and a decrease of $18.0 million in income taxes.
In fiscal 2017, net cash provided by operating activities increased $102.9 million compared to fiscal 2016, primarily as a result of the following:
Changes in operating assets and liabilities

•	an increase of $104.0 million in the change in operating assets and liabilities, primarily due to the following:

–	$62.5 million related to income taxes, primarily due to income taxes payable in relation to U.S. tax reform;

–	$31.8 million related to other accrued and non-current liabilities, primarily due to changes in accrued operating expenses, forward currency contract liabilities, and tenant inducements.

Net income and non-cash items

•
a decrease of $44.7 million in net income, partially offset by an increase of $43.6 million in non-cash expenses primarily related to asset impairment costs related to the restructuring of our ivivva operations, and an increase in depreciation.

Investing Activities
Cash flows used in investing activities relate to capital expenditures, the settlement of net investment hedges, and other investing activities. Cash used in investing activities increased $69.4 million, to $242.8 million in fiscal 2018 from $173.4 million in fiscal 2017. Cash used in investing activities increased $23.9 million, to $173.4 million in fiscal 2017 from $149.5 million in fiscal 2016.
Capital expenditures for our company-operated stores segment were $129.2 million, $80.2 million, $75.3 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. The capital expenditures for our company-operated stores segment in each period were primarily for the remodeling or relocation of certain stores, for opening new company-operated stores, and ongoing store refurbishment. The increase in capital expenditures for our company-operated stores segment was primarily due to an increased number of store remodels and relocations including approximately 55 in fiscal 2018, 40 in fiscal 2017, and 30 in fiscal 2016. The capital expenditures for our company-operated stores segment also included $27.1 million to open 39 company-operated stores, $29.3 million to open 49 company-operated stores, and $30.6 million to open 46 new company-operated stores, in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.
Capital expenditures for our direct to consumer segment were $6.4 million, $19.9 million, and $11.5 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. The capital expenditures for our direct to consumer segment in fiscal 2018 were primarily related to our global and region specific websites as well as mobile apps, and in fiscal 2017 and 2016 were primarily related to our global website redesign as well as mobile app enhancements.
Capital expenditures related to corporate activities and other were $90.2 million, $57.7 million, and $62.7 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. The capital expenditures in each fiscal year were primarily related to investments in information technology and business systems, improvements at our head office and other corporate buildings, and for capital expenditures related to opening retail locations other than company-operated stores. In fiscal 2018, we also undertook various information technology infrastructure and corporate system initiatives. This included the continued development and implementation of our new enterprise resource planning system that will help improve our merchandising, costing, allocation, and inventory platforms.
Capital expenditures are expected to range between $265 million and $275 million in fiscal 2019.
Financing Activities
Cash flows used in or provided by financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities increased $492.4 million, to $590.2 million in fiscal 2018 from $97.9 million in fiscal 2017. Cash used in financing activities increased $71.3 million, to $97.9 million in fiscal 2017 from $26.6 million in fiscal 2016. The primary cause of these changes in cash used in financing activities was our stock repurchase programs.
During the fiscal years ended February 3, 2019, January 28, 2018, and January 29, 2017, 4.9 million, 1.9 million, and 0.5 million shares, respectively, were repurchased under the programs at a total cost of $598.3 million, $100.3 million, and $29.3 million, respectively. During the second quarter of fiscal 2018, we repurchased 3.3 million shares in a private transaction. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
We are also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and we are not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated.
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
As of February 3, 2019, aside from letters of credit of $1.5 million, we had no other borrowings outstanding under this credit facility.
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
Product purchase obligations. The amounts listed for product purchase obligations in the table below represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable and accrued inventory liabilities as of February 3, 2019.
One-time transition tax. As outlined in Note 14 to our audited consolidated financial statements included in Item 8 of Part II of this report, U.S. tax reform imposed a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax. The one-time transition tax is payable over eight years beginning in fiscal 2018. The table below outlines the expected payments due by fiscal year.
The following table summarizes our contractual arrangements as of February 3, 2019, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Operating leases (minimum rent)	$783,913	$169,822	$147,541	$123,032	$99,471	$73,213	$170,834
Product purchase obligations	387,917	387,132	785	—	—	—	—
One-time transition tax payable	46,108	4,009	4,009	4,009	4,009	7,518	22,554
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of February 3, 2019, letters of credit totaling $1.5 million had been issued.
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
We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:
Revenue Recognition. Net revenue is comprised of company-operated store net revenue, direct to consumer net revenue through websites and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via the Company's distribution centers, and other net revenue, which includes revenue from outlets, temporary locations, sales to wholesale accounts, showrooms, warehouse sales, and license and supply arrangement net revenue, which consists of royalties as well as sales of the Company's products to licensees. All net revenue is reported net of sales taxes collected from customers on behalf of taxing authorities.
We record an estimated allowance for sales returns. This allowance is calculated based on a history of actual returns, estimated future returns, and any significant future known, or anticipated, events. Consideration of these factors results in an estimated allowance for sales returns and an asset for estimated returned inventory. Our standard terms for retail sales limit returns to approximately 30 days after sale; however, we accept returns after 30 days where the product fails to meet our guests' quality expectations.
Proceeds from the sale of gift cards are initially deferred and recognized within "Unredeemed gift card liability" on the consolidated balance sheets, and are recognized as revenue when tendered for payment. To the extent there is no requirement to remit unclaimed card balances to government agencies, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. The estimate of gift cards that will never be redeemed is based on the historic trend of unredeemed cards.
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
Income Taxes. The U.S. tax reform enacted on December 22, 2017 introduced significant changes to the U.S. income tax laws. The accounting for the income tax effects of U.S. tax reform is complex and requires significant judgement and estimates in the interpretation and calculations of its provisions. We completed the accounting for the income tax effects of U.S. tax reform during fiscal 2018. This resulted in the recognition of an additional tax expense of $7.5 million related to the mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries.
Deferred income tax assets and liabilities are determined based on the temporary differences between the carrying amounts and the tax basis of assets and liabilities, and for tax losses, tax credit carryforwards, and other tax attributes, using the enacted tax rates that are to be in effect when these differences are expected to reverse. Our deferred income tax balances and income tax rates are significantly affected by the tax rates on our global operations and the extent to which the net investment in our foreign subsidiaries are indefinitely reinvested outside the U.S. Deferred income tax liabilities are recognized for U.S. federal and state income taxes and foreign withholding taxes on the amounts which are not indefinitely reinvested outside of the U.S. Indefinite reinvestment is determined by management's judgment about, and intentions concerning, the future operations of the Company.
Deferred income tax liabilities are provided for U.S. income taxes on the taxable temporary differences associated with our investments in foreign subsidiaries, unless those amounts can be distributed on a tax-free basis or are indefinitely reinvested. We determine on a regular basis the amount of our net investment that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Such estimates are inherently imprecise since many assumptions used in the projections are subject to revision. The possibility exists that amounts determined to be indefinitely reinvested outside of the U.S. may ultimately be repatriated.
During fiscal 2018, as a result of U.S. tax reform, we changed our indefinite reinvestment assertion for a Canadian subsidiary and recognized a tax expense of $23.7 million upon repatriation of $778.9 million from that Canadian subsidiary. We continue to apply the indefinite reinvestment assertion to this Canadian subsidiary for the remaining net investment of $777.5 million which we consider necessary to sustain our existing business operations. Future earnings will not be subject to an indefinite reinvestment assumption. In the event we repatriate the remaining net investment in the Canadian subsidiary, we would be subject to tax of approximately $2.3 million, principally representing U.S. state income taxes.
Excluding this Canadian subsidiary, the cumulative undistributed earnings of our foreign subsidiaries as of February 3, 2019 were $26.0 million.
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
Stock-Based Compensation. We account for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant. Awards settled in cash or common stock at the election of the employee are remeasured to fair value at the end of each reporting period until settlement. The employee compensation expense is recognized on a straight-line basis over the requisite service period. For awards with service and/or performance conditions, the amount of compensation expense recognized is based on the number of awards that are expected to vest.
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
As of February 3, 2019, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 12 to our audited consolidated financial statements included in Item 8 of Part II of this report for further information, including details of the notional amounts outstanding.
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

We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A strengthening of the U.S. dollar against the Canadian dollar results in:

•	the following impacts to the consolidated statements of operations:

–	a decrease in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

–	an decrease in our selling, general and administrative expenses incurred by our Canadian operations upon translation into U.S. dollars for the purposes of consolidation;

–	foreign exchange revaluation gains by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities; and

–	derivative valuation losses on forward currency contracts not designated in a hedging relationship;

•	the following impacts to the consolidated balance sheets:

–	a decrease in the foreign currency translation adjustment which arises on the translation of our Canadian subsidiaries' balance sheets into U.S. dollars; and

–	an increase in the foreign currency translation adjustment from derivative valuation losses on forward currency contracts, entered into as net investment hedges of a Canadian subsidiary.
During fiscal 2018, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $83.2 million increase in accumulated other comprehensive loss within stockholders' equity. During fiscal 2017, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $58.2 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for fiscal 2018 would have resulted in lower income from operations of approximately $5.6 million in fiscal 2018. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the fiscal year. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our revolving credit facility provides us with available borrowings in an amount up to $400.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of February 3, 2019, aside from letters of credit of $1.5 million, we had no other borrowings outstanding under this credit facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated balance sheets of lululemon athletica inc. and its subsidiaries (together, the Company) as of February 3, 2019 and January 28, 2018, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the 53 week period ended February 3, 2019 and each of the 52 week periods ended January 28, 2018 and January 29, 2017, including the related notes, listed in the index appearing under Item 15(a)(1) and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2019 and January 28, 2018, and their results of operations and their cash flows for the 53 week period ended February 3, 2019 and each of the 52 week periods ended January 28, 2018 and January 29, 2017, in conformity with accounting principles generally accepted in the United States of America (US GAAP). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 27, 2019

We have served as the Company's auditor since 2006.

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	February 3, 2019	January 28, 2018
ASSETS
Current assets
Cash and cash equivalents	$881,320	$990,501
Accounts receivable	35,786	19,173
Inventories	404,842	329,562
Prepaid and receivable income taxes	49,385	48,948
Other prepaid expenses and other current assets	57,949	48,098
	1,429,282	1,436,282
Property and equipment, net	567,237	473,642
Goodwill and intangible assets, net	24,239	24,679
Deferred income tax assets	26,549	32,491
Other non-current assets	37,404	31,389
	$2,084,711	$1,998,483
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$95,533	$24,646
Accrued inventory liabilities	16,241	13,027
Accrued compensation and related expenses	109,181	70,141
Current income taxes payable	67,412	15,700
Unredeemed gift card liability	99,412	82,668
Other current liabilities	112,698	86,416
	500,477	292,598
Non-current income taxes payable	42,099	48,268
Deferred income tax liabilities	14,249	1,336
Other non-current liabilities	81,911	59,321
	638,736	401,523
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 9,332 and 9,781 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 9,332 and 9,781 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 121,600 and 125,650 issued and outstanding	608	628
Additional paid-in capital	315,285	284,253
Retained earnings	1,346,890	1,455,002
Accumulated other comprehensive loss	(216,808)	(142,923)
	1,445,975	1,596,960
	$2,084,711	$1,998,483
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Net revenue	$3,288,319	$2,649,181	$2,344,392
Cost of goods sold	1,472,032	1,250,391	1,144,775
Gross profit	1,816,287	1,398,790	1,199,617
Selling, general and administrative expenses	1,110,451	904,264	778,465
Asset impairment and restructuring costs	—	38,525	—
Income from operations	705,836	456,001	421,152
Other income (expense), net	9,414	3,997	1,577
Income before income tax expense	715,250	459,998	422,729
Income tax expense	231,449	201,336	119,348
Net income	$483,801	$258,662	$303,381

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(73,885)	58,577	36,703
Comprehensive income	$409,916	$317,239	$340,084

Basic earnings per share	$3.63	$1.90	$2.21
Diluted earnings per share	$3.61	$1.90	$2.21
Basic weighted-average number of shares outstanding	133,413	135,988	137,086
Diluted weighted-average number of shares outstanding	133,971	136,198	137,302
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 31, 2016	9,804	9,804	$—	127,482	$637	$245,533	$1,019,515	$(238,203)	$1,027,482
Net income							303,381		303,381
Foreign currency translation adjustment								36,703	36,703
Common stock issued upon exchange of exchangeable shares	(23)	(23)	—	23	—	—			—
Stock-based compensation expense						16,822			16,822
Tax benefits from stock-based compensation						1,273			1,273
Common stock issued upon settlement of stock-based compensation				304	2	6,905			6,907
Shares withheld related to net share settlement of stock-based compensation				(50)	—	(3,268)			(3,268)
Repurchase of common stock				(455)	(2)	(643)	(28,682)		(29,327)
Balance at January 29, 2017	9,781	9,781	$—	127,304	$637	$266,622	$1,294,214	$(201,500)	$1,359,973
Net income							258,662		258,662
Foreign currency translation adjustment								58,577	58,577
Stock-based compensation expense						17,610			17,610
Common stock issued upon settlement of stock-based compensation				267	1	5,627			5,628
Shares withheld related to net share settlement of stock-based compensation				(60)	—	(3,229)			(3,229)
Repurchase of common stock				(1,861)	(10)	(2,377)	(97,874)		(100,261)
Balance at January 28, 2018	9,781	9,781	$—	125,650	$628	$284,253	$1,455,002	$(142,923)	$1,596,960

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Net income							483,801		483,801
Foreign currency translation adjustment								(73,885)	(73,885)
Common stock issued upon exchange of exchangeable shares	(449)	(449)	—	449	2	(2)			—
Stock-based compensation expense						28,568			28,568
Common stock issued upon settlement of stock-based compensation				535	3	17,647			17,650
Shares withheld related to net share settlement of stock-based compensation				(94)	—	(8,779)			(8,779)
Repurchase of common stock				(4,940)	(25)	(6,402)	(591,913)		(598,340)
Balance at February 3, 2019	9,332	9,332	$—	121,600	$608	$315,285	$1,346,890	$(216,808)	$1,445,975
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Cash flows from operating activities
Net income	$483,801	$258,662	$303,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,484	108,235	87,697
Stock-based compensation expense	28,568	17,610	16,822
Derecognition of unredeemed gift card liability	(6,859)	(6,202)	(4,548)
Asset impairment for ivivva restructuring	—	11,593	—
Settlement of derivatives not designated in a hedging relationship	(14,876)	6,227	—
Deferred income taxes	16,786	(11,416)	(17,563)
Changes in operating assets and liabilities:
Inventories	(85,942)	(21,178)	(5,403)
Prepaid and receivable income taxes	(437)	32,242	11,537
Other prepaid expenses and other current and non-current assets	(30,653)	(7,755)	(15,688)
Accounts payable	71,962	(1,551)	14,080
Accrued inventory liabilities	4,312	3,680	(18,900)
Accrued compensation and related expenses	41,600	12,873	9,943
Current income taxes payable	52,597	(16,470)	(10,020)
Unredeemed gift card liability	24,885	17,282	16,010
Lease termination liabilities	(3,860)	6,427	—
Non-current income taxes payable	(6,169)	48,268	—
Other current and non-current liabilities	44,580	30,810	(956)
Net cash provided by operating activities	742,779	489,337	386,392
Cash flows from investing activities
Purchase of property and equipment	(225,807)	(157,864)	(149,511)
Settlement of net investment hedges	(16,216)	(7,203)	—
Other investing activities	(771)	(8,325)	—
Net cash used in investing activities	(242,794)	(173,392)	(149,511)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	17,650	5,628	6,907
Taxes paid related to net share settlement of stock-based compensation	(8,779)	(3,229)	(3,268)
Repurchase of common stock	(598,340)	(100,261)	(29,327)
Other financing activities	(745)	—	(923)
Net cash used in financing activities	(590,214)	(97,862)	(26,611)
Effect of exchange rate changes on cash	(18,952)	37,572	23,094
(Decrease) increase in cash and cash equivalents	(109,181)	255,655	233,364
Cash and cash equivalents, beginning of period	$990,501	$734,846	$501,482
Cash and cash equivalents, end of period	$881,320	$990,501	$734,846
See accompanying notes to the consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales from temporary locations, sales to wholesale accounts, showrooms, license and supply arrangements, and warehouse sales. The Company operates stores in the United States, Canada, Australia, China, the United Kingdom, New Zealand, Germany, Japan, South Korea, Singapore, France, Ireland, Sweden, and Switzerland. There were 440, 404, and 406 company-operated stores in operation as of February 3, 2019, January 28, 2018, and January 29, 2017, respectively.
During fiscal 2017, the Company restructured its ivivva operations. On August 20, 2017, as part of this plan, the Company closed 48 of its 55 ivivva branded company-operated stores and all other ivivva branded temporary locations. The Company continues to offer ivivva branded products on its e-commerce websites. Please refer to Note 13 of these consolidated financial statements for further details regarding the ivivva restructuring.
Basis of presentation
The consolidated financial statements have been presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP").
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2018 was a 53 week year. Fiscal 2017 and fiscal 2016 were each 52 week years. Fiscal 2018, 2017, and 2016 ended on February 3, 2019, January 28, 2018, and January 29, 2017, respectively.
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
Accounts receivable
Accounts receivable primarily arise out of sales to wholesale accounts, landlord lease inducements, and license and supply arrangements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As of February 3, 2019, January 28, 2018, and January 29, 2017, the Company recorded an insignificant allowance for doubtful accounts.
Inventories
Inventories, consisting of finished goods, inventories in transit, and raw materials, are stated at the lower of cost and net realizable value. Cost is determined using weighted-average costs, and includes all costs incurred to deliver inventory to the Company's distribution centers including freight, non-refundable taxes, duty, and other landing costs.

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
Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue from company-operated stores and other retail locations is recognized at the point of sale. Direct to consumer revenue and sales to wholesale accounts are recognized upon receipt by the customer. In certain arrangements the Company receives payment before the customer receives the promised good. These payments are initially recorded as deferred revenue, and recognized as revenue in the period when control is transferred to the customer.
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
While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, the portion of card balances not expected to be redeemed are recognized in net revenue in proportion to the gift cards which have been redeemed, under the redemption recognition method. For the years ended February 3, 2019, January 28, 2018, and January 29, 2017, net revenue recognized on unredeemed gift card balances was $6.9 million, $6.2 million, and $4.5 million, respectively.
See Note 19 of these consolidated financial statements for disaggregated net revenue by channel and geographic area.

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
For the years ended February 3, 2019, January 28, 2018, and January 29, 2017, the Company incurred outbound transportation costs of $79.5 million, $53.8 million, and $44.9 million, respectively.
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
The U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. The United States Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 118 ("SAB 118") which allowed companies to record provisional estimates of the impacts of U.S. tax reform within a one year measurement period. The Company recorded certain provisional amounts in fiscal 2017 and completed the accounting for the income tax effects of U.S. tax reform during fiscal 2018. U.S. tax reform changes and their impact to the Company are outlined in Note 14 of these consolidated financial statements.
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
Stock-based compensation
The Company accounts for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant. Awards settled in cash or common stock at the election of the employee are remeasured to fair value at the end of each reporting period until settlement. The employee compensation expense is recognized on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital for awards that are settled in common shares, and with the offsetting credit to accrued compensation and related expenses for awards that are settled in cash or common stock at the election of the employee.
For awards with service and/or performance conditions, the amount of compensation expense recognized is based on the number of awards expected to vest, reflecting estimated expected forfeitures, and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. The grant date fair value of each stock option granted is estimated on the award date using the Black-Scholes model, and the grant date fair value of restricted shares, performance-based restricted stock units, and restricted stock units is based on the closing price of the Company's common stock on the award date. Restricted stock units that are settled in cash or common stock at the election of the employee are remeasured to fair value at the end of each reporting period until settlement. This fair value is based on the closing price of the Company's common stock on the last business day before each period end.

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

The effect of adoption of ASC 606 on the Company's consolidated balance sheet as of February 3, 2019 was as follows:

	February 3, 2019
	As Reported	Adjustment for ASC 606	Balances Without Adoption of ASC 606
	(In thousands)
Other prepaid expenses and other current assets	$57,949	$(3,719)	$54,230
Current assets	1,429,282	(3,719)	1,425,563
Total assets	2,084,711	(3,719)	2,080,992

Other current liabilities	112,698	3,719	116,417
Current liabilities	500,477	3,719	504,196
Total liabilities	638,736	3,719	642,455
In May 2017, the FASB amended ASC 718, Stock Compensation, to reduce diversity in practice and to clarify when a change to the terms or conditions of a share-based payment award must be accounted for as a modification and will result in fewer changes to the terms of an award being accounted for as modifications. The new guidance was effective beginning in the first quarter of fiscal 2018 and will apply on a prospective basis. The adoption does not have a material impact on the Company's consolidated financial statements.
In January 2018, the FASB released guidance on the accounting for the global intangible low-taxed income ("GILTI") provisions of the tax bill H.R.1, commonly known as the U.S. Tax Cuts and Jobs Act ("U.S. tax reform"). The GILTI provisions impose a tax on foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary's tangible assets. The Company has made an accounting policy election to treat the GILTI tax as an in period tax, which is consistent with the treatment prior to the accounting policy election.
In February 2018, the FASB amended ASC 220, Income Statement—Reporting Comprehensive Income. ASC 740, Income Taxes, requires that the effect of a change in tax laws or rates on deferred tax assets and liabilities be included in income from continuing operations. In situations in which the tax effects of a transaction were initially recognized directly in other comprehensive income, this results in "stranded" amounts in accumulated other comprehensive income related to the income tax rate differential. The amendments to ASC 220 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of U.S. tax reform. As permitted by the ASU the Company early adopted the amendments to ASC 220, and made the policy election to not reclassify "stranded" amounts from accumulated other comprehensive income to retained earnings.
Recently issued accounting pronouncements
In February 2016, the FASB issued ASC 842, Leases ("ASC 842") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. This guidance is effective for the Company beginning in its first quarter of fiscal 2019. The new guidance can be applied using a modified retrospective approach at the beginning of the earliest period presented, or at the beginning of the period in which it is adopted.
The Company adopted ASC 842 on February 4, 2019 using the modified retrospective approach and will not be restating comparative periods.
The Company has chosen to apply the transition package of three practical expedients which allow companies not to reassess whether agreements contain leases, the classification of leases, and the capitalization of initial direct costs. The Company has also made an accounting policy election to recognize lease expense for leases with a term of 12 months or less on a straight-line basis over the lease term and will not recognize any right of use assets or lease liabilities for those leases.
The Company has completed the implementation of new lease accounting software, and updated its internal controls to address the requirements of the new standard.
The primary financial statement impact upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets. The adoption of ASC 842 results in the recognition of lease-related assets and liabilities of approximately $620.0 million and $650.0 million, respectively. Pre-existing net lease-related assets and liabilities of approximately $30.0 million have been reclassified as part of the adoption of the new standard, and there is no adjustment to opening retained earnings. The standard is not expected to have a material impact on the Company's net income or cash flows.
In August 2017, the FASB amended ASC 815, Derivatives and Hedging to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This guidance is effective for the Company beginning in its first quarter of fiscal 2019. This standard will not have a material impact on the Company's consolidated financial statements.
NOTE 3. INVENTORIES

	February 3, 2019	January 28, 2018
	(In thousands)
Finished goods	$420,931	$344,695
Provision to reduce inventories to net realizable value	(16,089)	(15,133)
Inventories	$404,842	$329,562
The Company had net write-offs of $25.3 million, $16.4 million, and $16.1 million of inventory in fiscal 2018, fiscal 2017, and fiscal 2016, respectively for goods that were obsolete, had quality issues, or were damaged.
NOTE 4. PROPERTY AND EQUIPMENT

	February 3, 2019	January 28, 2018
	(In thousands)
Land	$78,636	$83,048
Buildings	38,030	39,278
Leasehold improvements	362,571	301,449
Furniture and fixtures	103,733	91,778
Computer hardware	69,542	61,734
Computer software	230,689	173,997
Equipment and vehicles	15,009	14,806
Work in progress	74,271	51,260
Property and equipment, gross	972,481	817,350
Accumulated depreciation	(405,244)	(343,708)
Property and equipment, net	$567,237	$473,642
Included in the cost of computer software are capitalized costs of $13.2 million and $12.4 million as of February 3, 2019 and January 28, 2018, respectively, associated with internally developed software.
Depreciation expense related to property and equipment was $122.4 million, $108.0 million, and $87.0 million for the years ended February 3, 2019, January 28, 2018, and January 29, 2017, respectively.
See Note 13 of these consolidated financial statements for information on the impairment of long-lived assets the Company recognized as part of the restructuring of its ivivva operations.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

	February 3, 2019	January 28, 2018
	(In thousands)
Goodwill	$25,496	$25,496
Changes in foreign currency exchange rates	(1,257)	(890)
	24,239	24,606
Intangible assets, net	—	73
Goodwill and intangible assets, net	$24,239	$24,679
NOTE 6. OTHER CURRENT LIABILITIES

	February 3, 2019	January 28, 2018
	(In thousands)
Accrued duty, freight, and other operating expenses	$49,945	$33,695
Sales tax collected	16,091	11,811
Sales return allowances	11,318	6,293
Accrued capital expenditures	11,295	5,714
Deferred revenue	8,045	2,453
Accrued rent	7,331	7,074
Lease termination liabilities	2,293	6,427
Forward currency contract liabilities	1,042	8,771
Other	5,338	4,178
Other current liabilities	$112,698	$86,416
NOTE 7. OTHER NON-CURRENT LIABILITIES

	February 3, 2019	January 28, 2018
	(In thousands)
Tenant inducements	$42,360	$26,250
Deferred lease liabilities	34,018	27,186
Other	5,533	5,885
Other non-current liabilities	$81,911	$59,321
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
Borrowings made under the revolving credit facility bear interest at a variable rate per annum equal to, at the Company's option, either (a) LIBOR or (b) an alternate base rate, plus, in each case, an applicable margin. The applicable margin is determined by reference to a pricing grid, based on the ratio of indebtedness to earnings before interest, tax, depreciation, amortization, and rent ("EBITDAR") and ranges between 1.00%-1.75% for LIBOR loans and 0.00%-0.75% for alternate base rate loans. Additionally, a commitment fee of between 0.125%-0.200%, also determined by reference to the pricing grid, is payable on the average daily unused amounts under the revolving credit facility.
The credit agreement contains negative covenants that, among other things and subject to certain exceptions, limit the ability of the Company's subsidiaries to incur indebtedness, incur liens, undergo fundamental changes, make dispositions of all or substantially all of their assets, alter their businesses and enter into agreements limiting subsidiary dividends and distributions.
The Company is also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and it is not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of February 3, 2019, the Company was in compliance with all applicable covenants.
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
As of February 3, 2019, aside from letters of credit of $1.5 million, there were no other borrowings outstanding under this credit facility.
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
The Company issues previously unissued shares upon the exercise of Company options, vesting of performance-based restricted stock units or restricted stock units that are settled in common stock, and granting of restricted shares.
Stock-based compensation expense charged to income for the plans was $29.6 million, $17.6 million, and $16.8 million for the years ended February 3, 2019, January 28, 2018, and January 29, 2017, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $55.6 million as of February 3, 2019, which is expected to be recognized over a weighted-average period of 2.1 years, and was $44.6 million as of January 28, 2018 over a weighted-average period of 2.0 years.
A summary of the balances of the Company's stock-based compensation plans as of February 3, 2019, January 28, 2018, and January 29, 2017, and changes during the fiscal years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance at January 31, 2016	867	$49.54	395	$58.58	31	$57.67	333	$55.91	—	$—
Granted	428	68.63	164	68.64	17	69.94	216	68.15	—	—
Exercised/vested	191	36.76	7	64.36	34	58.39	91	56.87	—	—
Forfeited/expired	186	58.87	162	62.54	—	—	98	55.95	—	—
Balance at January 29, 2017	918	$59.20	390	$61.05	14	$70.54	360	$62.99	—	$—
Granted	619	52.34	192	52.38	24	52.38	336	52.83	—	—
Exercised/vested	109	51.62	—	—	14	70.29	135	60.64	—	—
Forfeited/expired	311	58.09	253	55.30	3	51.72	134	57.28	—	—
Balance at January 28, 2018	1,117	$56.44	329	$60.42	21	$52.45	427	$57.54	—	$—
Granted	388	96.96	123	102.49	6	124.19	257	88.75	44	136.67
Exercised/vested	316	56.29	39	63.04	21	52.45	174	58.94	—	—
Forfeited/expired	319	59.76	133	61.71	—	—	70	66.90	—	—
Balance at February 3, 2019	870	$73.34	280	$78.01	6	$124.19	440	$73.73	44	$146.12
A total of 13.5 million shares of the Company's common stock have been authorized for future issuance under the Company's 2014 Equity Incentive Plan.
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted in fiscal 2018, 2017, and 2016:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
Expected term	3.75 years	4.00 years	4.00 years
Expected volatility	36.87%	38.28%	40.07%
Risk-free interest rate	2.46%	1.72%	1.08%
Dividend yield	—%	—%	—%
The following table summarizes information about stock options outstanding and exercisable as of February 3, 2019:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
	(In thousands, except per share amounts and years)
$11.75 - $51.72	74	$46.56	3.7	50	$44.83	3.2
$51.87 - $51.87	225	51.87	5.2	29	51.87	5.1
$52.39 - $68.69	203	63.68	4.0	83	61.50	3.7
$69.30 - $85.96	278	85.11	6.1	4	72.39	3.5
$113.87 - $155.97	90	134.28	6.5	—	—	0.0
	870	$73.34	5.2	166	$55.05	3.8
Intrinsic value	$63,329			$15,105
As of February 3, 2019, the unrecognized compensation cost related to these options was $11.6 million, which is expected to be recognized over a weighted-average period of 2.8 years. The weighted-average grant date fair value of options granted during the years ended February 3, 2019, January 28, 2018, and January 29, 2017 was $30.30, $16.88, and $22.39, respectively.
The following table summarizes the intrinsic value of options exercised and awards that vested during fiscal 2018, 2017, and 2016:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands)
Stock options	$17,268	$1,856	$6,072
Performance-based restricted stock units	3,413	—	471
Restricted shares	2,600	743	2,283
Restricted stock units	17,142	7,447	6,084
	$40,423	$10,046	$14,910
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the year ended February 3, 2019, there were 0.1 million shares purchased.
Defined contribution pension plans
During fiscal 2016, the Company began offering defined contribution pension plans to its eligible employees in Canada and the United States. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $6.4 million, $5.2 million, and $3.2 million for the years ended February 3, 2019, January 28, 2018, and January 29, 2017, respectively.
NOTE 11. FAIR VALUE MEASUREMENT
Assets and liabilities measured at fair value on a recurring basis
As of February 3, 2019 and January 28, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	February 3, 2019	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$471,888	$471,888	$—	$—	Cash and cash equivalents
Treasury bills	99,958	99,958	—	—	Cash and cash equivalents
Term deposits	63,522	—	63,522	—	Cash and cash equivalents
Net forward currency contract assets	516	—	516	—	Other prepaid expenses and other current assets
Net forward currency contract liabilities	1,042	—	1,042	—	Other current liabilities

	January 28, 2018	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Term deposits	$258,238	$—	$258,238	$—	Cash and cash equivalents
Net forward currency contract assets	7,889	—	7,889	—	Other prepaid expenses and other current assets
Net forward currency contract liabilities	8,771	—	8,771	—	Other current liabilities
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
Assets and liabilities measured at fair value on a non-recurring basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company has impaired certain long-lived assets and recorded them at their estimated fair value on a non-recurring basis. The fair value of these long-lived assets was determined using Level 3 inputs, principally the present value of the estimated future cash flows expected from their use and eventual disposition. Please refer to Note 13 of these audited consolidated financial statements for further details regarding the impairment of long-lived assets as a result of the ivivva restructuring.

The Company has also recorded lease termination liabilities at fair value on a non-recurring basis, determined using Level 3 inputs based on remaining lease rentals and reduced by estimated sublease income. As of February 3, 2019 and January 28, 2018, the Company had lease termination liabilities of $2.3 million and $6.4 million, respectively. This was primarily as a result of the ivivva restructuring.
NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently hedges against changes in the Canadian dollar to U.S. dollar exchange rate using forward currency contracts.
Net investment hedges
The Company holds a significant portion of its assets in Canada and during the year ended February 3, 2019, it entered into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges for the year ended February 3, 2019.
Derivatives not designated as hedging instruments
During the year ended February 3, 2019 the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities.
Outstanding notional amounts
The Company had foreign exchange forward contracts outstanding with the following notional amounts:

	February 3, 2019	January 28, 2018
	(In thousands)
Derivatives designated as net investment hedges	$328,000	$262,000
Derivatives not designated in a hedging relationship	309,000	240,000
The forward currency contracts designated as net investment hedges mature on different dates between February 2019 and October 2019.
The forward currency contracts not designated in a hedging relationship mature on different dates between February 2019 and September 2019.
Quantitative disclosures about derivative financial instruments
The fair values of forward currency contracts were as follows:

	February 3, 2019	January 28, 2018
	(In thousands)
Net forward currency contract assets, recognized within other prepaid expenses and other current assets:
Derivatives not designated in a hedging relationship	$516	$7,889
Net forward currency contract liabilities, recognized within other current liabilities:
Derivatives designated as net investment hedges	1,042	8,771
As of February 3, 2019, there were derivative assets of $0.5 million and derivative liabilities of $1.0 million subject to enforceable netting arrangements.

The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income are as follows:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$23,946	$(15,974)	$—
No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations are as follows:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$23,642	$(6,798)	$(8,314)
Derivatives not designated in a hedging relationship	(22,249)	14,115	—
Net foreign exchange and derivative gains (losses)	$1,393	$7,317	$(8,314)
NOTE 13. ASSET IMPAIRMENT AND RESTRUCTURING
During fiscal 2017, the Company restructured its ivivva operations. On August 20, 2017, the Company closed 48 of its 55 ivivva branded company-operated stores and all other ivivva branded temporary locations. As a result of this restructuring, the Company recognized aggregate pre-tax charges of $47.2 million during fiscal 2017.
A summary of the pre-tax charges recognized in connection with the Company's restructuring of its ivivva operations is as follows:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018
	(In thousands)
Costs recorded in cost of goods sold:
Provision to reduce inventories to net realizable value	$—	$4,945
Accelerated depreciation	—	3,753
	—	8,698
Costs recorded in operating expenses:
Lease termination costs	—	21,069
Impairment of property and equipment	—	11,593
Employee related costs	—	4,226
Other restructuring costs	—	1,637
Asset impairment and restructuring costs	—	38,525
Restructuring and related costs	$—	$47,223
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
During fiscal 2017, the Company recognized lease termination costs of $21.1 million, employee related expenses as a result of the restructuring of $4.2 million as well as other restructuring costs of $1.6 million.
NOTE 14. INCOME TAXES
The Company's domestic and foreign income before income tax expense and current and deferred income taxes from federal, state, and foreign sources are as follows:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands)
Income (loss) before income tax expense
Domestic	$132,563	$123,942	$(30,955)
Foreign	582,687	336,056	453,684
	$715,250	$459,998	$422,729
Current income tax expense
Federal	$73,213	$79,724	$36,245
State	16,153	11,573	6,690
Foreign	123,129	109,322	94,581
	$212,495	$200,619	$137,516
Deferred income tax expense (recovery)
Federal	$(13,068)	$14,443	$(11,065)
State	(8,566)	3,988	(1,840)
Foreign	40,588	(17,714)	(5,263)
	18,954	717	(18,168)
Income tax expense	$231,449	$201,336	$119,348

The Company's income tax expense for fiscal 2018, fiscal 2017 and fiscal 2016 include certain discrete tax amounts, as follows:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands)
U.S. tax reform:
One-time transition tax	$7,464	$58,896	$—
Deferred income tax effects	—	398	—
Tax on repatriation of foreign earnings	23,714	—	(38)
Tax recovery on ivivva restructuring costs	—	(12,741)	—
Transfer pricing adjustments, net	—	—	(10,706)
Total discrete amounts	$31,178	$46,553	$(10,744)
U.S. tax reform
The U.S. tax reform enacted on December 22, 2017 introduced significant changes to the U.S. income tax laws, including reduction in the U.S. federal income tax rate from 35% to 21%, a shift to a territorial tax system which changed how foreign earnings are subject to U.S. tax, and the imposition of a mandatory one-time transition tax on the accumulated undistributed earnings of foreign subsidiaries.
One-time transition tax. U.S. tax reform required the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% on cash and cash equivalents and 8% on the remaining earnings, net of foreign tax credits. The one-time transition tax is payable over eight years.
The Company recognized a provisional amount of $58.9 million for the mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries. As a result of completing its fiscal 2017 U.S. tax returns and incorporating newly issued guidance into its calculations the Company recognized an additional current tax expense of $7.5 million during fiscal 2018 for the mandatory one-time transition tax.
Deferred income tax effects. U.S. tax reform reduced the U.S. federal income tax rate from 35% to 21%. Accordingly, the Company remeasured its deferred income tax assets and liabilities to reflect the reduced rate that is expected to apply in future periods when these balances reverse. The Company recognized a provisional deferred income tax expense of $0.4 million during fiscal 2017 to reflect the reduced U.S. tax rate and other effects of U.S. tax reform. There were no adjustments to this provisional amount in fiscal 2018.
The Company completed the accounting for the income tax effects of U.S. tax reform in fiscal 2018.
Tax on repatriation of foreign earnings
U.S. tax reform and the shift to a territorial tax system eliminates U.S. federal income taxes upon the repatriation of foreign earnings. However, U.S. tax reform does not eliminate foreign withholding taxes, or certain state income taxes.
During fiscal 2018, the Company completed its evaluation of the impact that U.S. tax reform has upon repatriation taxes, its reinvestment plans, and the most efficient means of deploying its capital resources. As a result of these evaluations, the Company repatriated $778.9 million from a Canadian subsidiary to the U.S. parent entity in fiscal 2018. A net tax current expense of $23.7 million was recognized in fiscal 2018 on this distribution.
As at February 3, 2019, the Company has not provided for U.S. income taxes or foreign withholding taxes on its remaining net investment in this Canadian subsidiary of $777.5 million. This net investment remains indefinitely reinvested and is considered necessary to sustain its existing business operations. The amount of tax that is payable upon the repatriation is dependent on the elections made by the Company under Canadian withholding tax legislation and the interaction between U.S. federal and state income tax laws. The unrecognized deferred tax liability on the indefinitely reinvested amount of the Canadian subsidiary is approximately $2.3 million, which principally represents U.S. state income taxes which would be payable in the event of repatriation.
The Company will not assert indefinite reinvestment of the future earnings made by this Canadian subsidiary. No deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's other foreign subsidiaries as these earnings are indefinitely reinvested outside of the United States.
Excluding this Canadian subsidiary, cumulative undistributed earnings of the Company's foreign subsidiaries as of February 3, 2019 were $26.0 million.

As of February 3, 2019, the Company had cash and cash equivalents of $191.0 million outside of the United States.
Tax recovery on ivivva restructuring costs
As outlined in Note 13 of these consolidated financial statements, the Company restructured its ivivva operations during fiscal 2017. Income tax recoveries of $12.7 million were recorded on total restructuring costs of $47.2 million in fiscal 2017. These income tax recoveries are based on the tax rate of the applicable tax jurisdictions.
Transfer pricing adjustments, net
The Company's tax positions include the Company's intercompany transfer pricing policies and the associated taxable income and deductions arising from intercompany charges between subsidiaries within the consolidated group. During fiscal 2016, the Company finalized an Advance Pricing Arrangement ("APA") with the IRS and the Canada Revenue Agency ("CRA"). This agreement determined the amount of income which is taxable in each respective jurisdiction.
The final terms of the arrangement resulted in an increased amount of income tax recoverable in the United States compared to the previous benefit that was considered more likely than not to be realized upon finalization of the APA. This resulted in the recognition of a further net income tax recovery of $10.7 million in the year ended fiscal 2016.
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
During fiscal 2016, the Company recorded a net interest expense related to the APA of $1.7 million. This represented accrued interest on the Canadian income tax payable related to the APA. The APA resulted in an increase in income tax payable in Canada. The interest costs were recognized in other income (expense), net.
There were no significant adjustments related to the APA in fiscal 2017 or fiscal 2018.

A summary reconciliation of the effective tax rate is as follows:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(Percentages)
Federal income tax at statutory rate	21.0%	33.9%	35.0%
Foreign tax rate differentials	4.7	(5.9)	(7.0)
U.S. state taxes	0.9	1.5	1.6
Non-deductible compensation expense	0.8	0.9	0.6
Permanent and other	0.6	0.5	0.5
U.S. tax reform	1.1	12.9	—
Tax on repatriation of foreign earnings	3.3	—	—
Transfer pricing adjustments, net	—	—	(2.5)
Effective tax rate	32.4%	43.8%	28.2%

The Company's U.S. federal income tax rate of 33.9% for the year ended January 28, 2018 is a blended rate that includes the rate decrease which became effective on January 1, 2018.
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of February 3, 2019 and January 28, 2018 are presented below:

	February 3, 2019	January 28, 2018
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$3,163	$37,436
Inventories	8,684	4,691
Deferred lease liabilities	8,206	7,956
Tenant inducements	10,444	7,386
Stock-based compensation	2,440	740
Accrued bonuses	3,265	—
Unredeemed gift card liability	5,015	515
Foreign tax credits	—	877
Other	4,813	4,794
Deferred income tax assets	46,030	64,395
Valuation allowance	(507)	(1,843)
Deferred income tax assets, net of valuation allowance	$45,523	$62,552
Deferred income tax liabilities:
Property and equipment, net	$(33,055)	$(30,429)
Other	(168)	(968)
Deferred income tax liabilities	(33,223)	(31,397)
Net deferred income tax assets	$12,300	$31,155

Balance sheet classification:
Deferred income tax assets	$26,549	$32,491
Deferred income tax liabilities	(14,249)	(1,336)
Net deferred income tax assets	$12,300	$31,155
As of February 3, 2019, the Company had net operating loss carryforwards of $21.2 million. The majority of the net operating loss carryforwards expire, if unused, between fiscal 2030 and fiscal 2034.
The Company files income tax returns in the U.S., Canada, and various foreign, state, and provincial jurisdictions. The 2013 to 2018 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2012 tax year is still open for certain state tax authorities. The 2010 to 2018 tax years remain subject to examination by Canadian tax authorities. The 2011 to 2018 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company does not have any significant unrecognized tax benefits arising from uncertain tax positions taken, or expected to be taken, in the Company's tax returns.

NOTE 15. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands, except per share amounts)
Net income	$483,801	$258,662	$303,381
Basic weighted-average number of shares outstanding	133,413	135,988	137,086
Assumed conversion of dilutive stock options and awards	558	210	216
Diluted weighted-average number of shares outstanding	133,971	136,198	137,302
Basic earnings per share	$3.63	$1.90	$2.21
Diluted earnings per share	$3.61	$1.90	$2.21
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the fiscal years ended February 3, 2019, January 28, 2018, and January 29, 2017, 32.2 thousand, 0.1 million, and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
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
On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200.0 million and on June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of the Company's common shares. On January 31, 2019, the Company's board of directors approved an additional stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements, and the repurchase program is expected to be completed by January 2021. As of February 3, 2019, the remaining aggregate value of shares available to be repurchased under these programs was $500.7 million.
During the fiscal years ended February 3, 2019, January 28, 2018, and January 29, 2017, 4.9 million, 1.9 million, and 0.5 million shares, respectively, were repurchased under the programs at a total cost of $598.3 million, $100.3 million, and $29.3 million, respectively.
Subsequent to February 3, 2019, and up to March 21, 2019, no shares were repurchased.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Commitments
Leases. The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of February 3, 2019, the lease terms of the various leases range from two to 15 years. A substantial number of the Company's leases include renewal options and certain of the Company's leases include rent escalation clauses, rent holidays and leasehold rental incentives. The majority of the Company's leases for store premises also include contingent rental payments based on sales volume. The Company is required to make deposits for rental payments pursuant to certain lease agreements, which have been included in other non-current assets. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitments in respect of company-operated stores that have not yet opened but for which lease agreements have been executed.
Total rent expense for the years ended February 3, 2019, January 28, 2018, and January 29, 2017 was $198.0 million, $167.3 million, and $147.4 million, respectively, under operating lease agreements, consisting of minimum rent expense of

$161.8 million, $135.9 million, and $119.0 million, respectively, common area expenses of $23.3 million, $20.0 million, and $18.0 million, respectively, and rent contingent on sales of $12.9 million, $11.4 million, and $10.4 million, respectively.
License and supply arrangements. The Company has entered into license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, and Mexico. The Company retains the rights to sell lululemon products through its e-commerce websites in these countries. Under these arrangements, the Company supplies the partners with lululemon products, training, and other support. The initial term of the agreement for the Middle East expires in January 2020, and the initial term of the agreement for Mexico expires in November 2026. As of February 3, 2019, there were three licensed retail locations in Mexico, three in the United Arab Emirates, and one in Qatar.
One-time transition tax. As outlined in Note 14 of these consolidated financial statements, U.S. tax reform imposed a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax. The one-time transition tax is payable over eight years beginning in fiscal 2018. The Company recognized a provisional income tax expense of $58.9 million in fiscal 2017 and an additional expense of $7.5 million during fiscal 2018 for the mandatory transition tax. The one-time transition tax payable is net of foreign tax credits, and the table below outlines the expected payments due by fiscal year.
The following table summarizes the Company's contractual arrangements as of February 3, 2019, and the timing and effect that such commitments are expected to have on its liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Operating leases (minimum rent)	$783,913	$169,822	$147,541	$123,032	$99,471	$73,213	$170,834
One-time transition tax payable	46,108	4,009	4,009	4,009	4,009	7,518	22,554
Contingencies
Legal proceedings. In addition to the legal proceedings described below, the Company is, from time to time, involved in routine legal matters, and audits and inspections by governmental agencies and other third parties which are incidental to the conduct of its business. This includes legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. The Company believes the ultimate resolution of any such legal proceedings, audits, and inspections will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.
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
On November 21, 2018, plaintiff David Shabbouei filed in the Delaware Court of Chancery a derivative lawsuit on behalf of lululemon against certain of our current and former directors and officers, captioned David Shabbouei v. Laurent Potdevin, et al., 2018-0847-JRS. Plaintiff claims that the defendants breached their fiduciary duties to lululemon by allegedly failing to address alleged sexual harassment, gender discrimination, and related conduct at lululemon. Plaintiff also claims that the defendants breached their fiduciary duties to lululemon and wasted corporate assets with respect to the separation agreement entered into by lululemon and Laurent Potdevin in connection with his departure from lululemon in February 2018. Plaintiff also further brings an unjust enrichment claim against Mr. Potdevin with respect to the separation agreement. Plaintiff seeks unspecified money damages for lululemon for the defendants' alleged breaches of fiduciary duty, waste and unjust enrichment, disgorgement of all profits, benefits and other compensation Mr. Potdevin received as a result of defendants' alleged conduct for lululemon, an order directing lululemon to implement corporate governance and internal procedures, and an award of plaintiff's attorneys' fees, costs and expenses. The defendants and lululemon have moved to dismiss the action.

NOTE 17. RELATED PARTY BALANCES AND TRANSACTIONS
The Company entered into the following transactions with related parties, all of which were approved by the Company's Audit Committee in accordance with the Company's related party transaction policy:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands)
Payments to related parties:
Lease costs for one company-operated store	$124	$138	$108
Consulting fees	—	—	167
The Company's founder, who was a beneficial owner of more than 10% of the Company's total outstanding shares during fiscal 2018, owns a retail space that the Company leases for one of its company-operated stores. Consulting fees were paid to a relative of the Company's founder; the agreements related to this were not renewed beginning in fiscal 2017.
NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands)
Cash paid for income taxes	$177,040	$137,826	$132,422
Interest paid	1,394	8	5,178

NOTE 19. SEGMENTED INFORMATION AND DISAGGREGATED NET REVENUE
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites and mobile apps. Outlets, temporary locations, sales to wholesale accounts, showrooms, license and supply arrangements, and warehouse sale net revenue have been combined into other. During the first quarter of fiscal 2018, the Company reviewed its general corporate expenses and determined certain costs which were previously classified as general corporate expense are more appropriately classified within the direct to consumer segment. Accordingly, comparative figures have been reclassified to conform to the financial presentation adopted for the current year.

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands)
Net revenue:
Company-operated stores	$2,126,363	$1,837,065	$1,704,357
Direct to consumer	858,856	577,590	453,287
Other	303,100	234,526	186,748
	$3,288,319	$2,649,181	$2,344,392
Segmented income from operations:
Company-operated stores	$575,536	$464,321	$415,635
Direct to consumer	354,107	224,076	179,995
Other	62,558	35,580	22,312
	992,201	723,977	617,942
General corporate expenses	286,365	220,753	196,790
Restructuring and related costs	—	47,223	—
Income from operations	705,836	456,001	421,152
Other income (expense), net	9,414	3,997	1,577
Income before income tax expense	$715,250	$459,998	$422,729

Capital expenditures:
Company-operated stores	$129,155	$80,240	$75,304
Direct to consumer	6,420	19,928	11,461
Corporate and other	90,232	57,696	62,746
	$225,807	$157,864	$149,511
Depreciation and amortization:
Company-operated stores	$76,303	$64,870	$59,585
Direct to consumer	10,018	12,997	7,015
Corporate and other	36,163	30,368	21,097
	$122,484	$108,235	$87,697
The accelerated depreciation related to the restructuring of the ivivva operations is included in corporate and other in the above breakdown of depreciation and amortization.
Intercompany amounts are excluded from the above table as they are not included in the materials reviewed by the chief operating decision maker.

The following table disaggregates the Company's net revenue by geographic area for the years ended February 3, 2019, January 28, 2018, and January 29, 2017. The economic conditions in these areas could affect the amount and timing of the Company's net revenue and cash flows.

	Fiscal Year Ended
	February 3, 2019	January 28, 2018	January 29, 2017
	(In thousands)
United States	$2,363,374	$1,911,763	$1,726,076
Canada	565,105	491,779	447,167
Outside of North America	359,840	245,639	171,149
	$3,288,319	$2,649,181	$2,344,392
Property and equipment, net by geographic area as of February 3, 2019 and January 28, 2018 were as follows:

	February 3, 2019	January 28, 2018
	(In thousands)
United States	$217,874	$161,699
Canada	303,061	271,441
Outside of North America	46,302	40,502
	$567,237	$473,642
The Company's goodwill and intangible assets relate to the reporting segment consisting of company-operated stores.

NOTE 20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables present the Company's unaudited quarterly results of operations and comprehensive income for each of the quarters in the fiscal years ended February 3, 2019 and January 28, 2018. The following tables should be read in conjunction with the Company's audited consolidated financial statements and related notes. The Company has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of the Company's management, are necessary to fairly present its operating results for the quarters presented. The Company's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2018				Fiscal 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited; Amounts in thousands, except per share amounts)
Net revenue	$1,167,458	$747,655	$723,500	$649,706	$928,802	$619,018	$581,054	$520,307
Cost of goods sold	498,875	340,878	327,306	304,973	406,291	297,056	283,632	263,412
Gross profit	668,583	406,777	396,194	344,733	522,511	321,962	297,422	256,895
Selling, general and administrative expenses	337,163	270,874	261,986	240,428	264,232	215,367	225,524	199,141
Asset impairment and restructuring costs	—	—	—	—	2,001	21,007	3,186	12,331
Income from operations	331,420	135,903	134,208	104,305	256,278	85,588	68,712	45,423
Other income (expense), net	2,861	2,044	1,591	2,918	1,226	1,052	812	907
Income before income tax expense	334,281	137,947	135,799	107,223	257,504	86,640	69,524	46,330
Income tax expense	115,816	43,534	40,029	32,070	137,743	27,696	20,813	15,084
Net income	$218,465	$94,413	$95,770	$75,153	$119,761	$58,944	$48,711	$31,246

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,346)	(7,318)	(18,249)	(42,972)	48,516	(31,018)	72,854	(31,775)
Comprehensive income	$213,119	$87,095	$77,521	$32,181	$168,277	$27,926	$121,565	$(529)

Basic earnings per share	$1.66	$0.71	$0.71	$0.55	$0.88	$0.44	$0.36	$0.23
Diluted earnings per share	$1.65	$0.71	$0.71	$0.55	$0.88	$0.43	$0.36	$0.23
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
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of February 3, 2019. The effectiveness of our internal control over financial reporting as of February 3, 2019 has been audited by PricewaterhouseCoopers LLP our independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended February 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers" and "Corporate Governance."
We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. Our Global Code of Business Conduct and Ethics is available on our website, www.lululemon.com, and can be obtained by writing to Investor Relations, lululemon athletica inc., 1818 Cornwall Avenue, Vancouver, British Columbia, Canada V6J 1C7 or by sending an email to investors@lululemon.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. Any amendments, other than technical, administrative, or other non-substantive amendments, to our Global Code of Business Conduct and Ethics or waivers from the provisions of the Global Code of Business Conduct and Ethics for our principal executive officer and our principal financial and accounting officer will be promptly disclosed on our website following the effective date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2019 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2019 Proxy Statement under the caption "Principal Stockholders and Stock Ownership by Management."
Equity Compensation Plan Information (as of February 3, 2019)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	1,633,483	$73.34	18,320,120
Equity compensation plans not approved by stockholders	—	—	—
Total	1,633,483	$73.34	18,320,120
__________

(1)
This amount represents the following: (a) 869,865 shares subject to outstanding options, (b) 279,697 shares subject to outstanding performance-based restricted stock units, (c) 440,020 shares subject to outstanding restricted stock units, and (d) 43,901 shares subject to outstanding restricted stock units that settle in cash or common stock at the election of the employee. The options, performance-based restricted stock units and restricted stock units are all under our 2007 Equity Incentive Plan or our 2014 Equity Incentive Plan. Restricted shares outstanding under our 2014 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.

(2)
The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.

(3)
This includes (a) 13,514,997 shares of our common stock available for future issuance under our 2014 Equity Incentive Plan and (b) 4,805,123 shares of our common stock available for future issuance under our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2014 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2014 Equity Incentive Plan and shares that are withheld in satisfaction of tax withholding obligations for full value awards are also again available for issuance. No further awards may be issued under the predecessor plan, our 2007 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2019 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2019 Proxy Statement under the caption "Fees for Professional Services."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this report:
1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2. Financial Statement Schedule.
Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Shrink Provision on Finished Goods
For the year ended January 29, 2017	$(427)	$(5,168)	$5,260	$(335)
For the year ended January 28, 2018	(335)	(8,656)	8,681	(310)
For the year ended February 3, 2019	(310)	(13,597)	12,713	(1,194)
Obsolescence and Quality Provision on Finished Goods and Raw Materials
For the year ended January 29, 2017	$(5,156)	$(3,200)	$3,343	$(5,013)
For the year ended January 28, 2018	(5,013)	(5,361)	1,071	(9,303)
For the year ended February 3, 2019	(9,303)	(2,453)	4,204	(7,552)
Damage Provision on Finished Goods
For the year ended January 29, 2017	$(1,199)	$(13,915)	$12,806	$(2,308)
For the year ended January 28, 2018	(2,308)	(18,503)	15,291	(5,520)
For the year ended February 3, 2019	(5,520)	(22,912)	21,089	(7,343)
Sales Return Allowances
For the year ended January 29, 2017	$(4,459)	$(269)	$—	$(4,728)
For the year ended January 28, 2018	(4,728)	(1,565)	—	(6,293)
For the year ended February 3, 2019	(6,293)	(5,025)	—	(11,318)
Valuation Allowance on Deferred Income Taxes
For the year ended January 29, 2017	$(91)	$—	$—	$(91)
For the year ended January 28, 2018	(91)	(1,752)	—	(1,843)
For the year ended February 3, 2019	(1,843)	(427)	1,763	(507)

l3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Certificate of Amendment to Certificate of Incorporation filed July 20, 2017		10-Q	3.1	001-33608	8/30/2018

3.4	Certificate of Amendment to Certificate of Incorporation filed June 12, 2018		10-Q	3.1	001-33608	8/30/2018

3.5	Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	6/5/2015

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	0001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/1/2017

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/1/2017

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/1/2017

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.14	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.15*	Outside Director Compensation Plan	X

10.16*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.17*	Separation Agreement and Release, effective as of February 2, 2018, between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	2/5/2018

10.18*	Executive Employment Agreement, effective as of January 2, 2015, between lululemon athletica inc. and Stuart C. Haselden		8-K	10.1	001-33608	1/7/2015

10.19*	First Amendment to Executive Employment Agreement, effective as of October 21, 2015, between lululemon athletica inc. and Stuart C. Haselden		10-K	10.19	001-33608	3/27/2018

10.20*	Second Amendment to Executive Employment Agreement, effective as of May 12, 2017, between lululemon athletica inc. and Stuart C. Haselden		10-Q	10.1	001-33608	8/31/2017

10.21*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.22*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.23*	Executive Employment Agreement, effective as of April 30, 2018, between lululemon athletica inc. and Patrick Guido		10-Q	10.1	001-33608	5/31/2018

10.24*	Amendment to Executive Employment Agreement, effective as of March 4, 2019, between lululemon athletica inc. and Patrick Guido	X

10.25*	Executive Employment Agreement, effective as of September 20, 2018, between lululemon athletica inc. and Michelle Choe		10-Q	10.1	001-33608	12/06/2018

10.26	Credit Agreement, dated as of December 15, 2016, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, and each other lender party thereto.		8-K	10.1	001-33608	12/21/2016

10.27	Amendment No. 1 to Credit Agreement, dated June 6, 2018, among lululemon athletica inc. and the other parties thereto		8-K	10.1	001-33608	6/6/2018

21.1	Subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's 10-K for the fiscal year ended February 3, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ CALVIN MCDONALD
Calvin McDonald
Chief Executive Officer
(principal executive officer)
Date:	March 27, 2019
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Calvin McDonald and Patrick J. Guido and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CALVIN MCDONALD	Chief Executive Officer and Director	March 27, 2019
Calvin McDonald	(principal executive officer)

/s/ PATRICK J. GUIDO	Chief Financial Officer	March 27, 2019
Patrick J. Guido	(principal financial and accounting officer)

/s/ GLENN MURPHY	Director, Chairman of the Board	March 27, 2019
Glenn Murphy

/s/ ROBERT BENSOUSSAN	Director	March 27, 2019
Robert Bensoussan

/s/ MICHAEL CASEY	Director	March 27, 2019
Michael Casey

/s/ KATHRYN HENRY	Director	March 27, 2019
Kathryn Henry

/s/ JON MCNEILL	Director	March 27, 2019
Jon McNeill

/s/ MARTHA A.M. MORFITT	Director	March 27, 2019
Martha A.M. Morfitt

/s/ DAVID M. MUSSAFER	Director	March 27, 2019
David M. Mussafer

/s/ TRICIA PATRICK	Director	March 27, 2019
Tricia Patrick

/s/ EMILY WHITE	Director	March 27, 2019
Emily White

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Certificate of Amendment to Certificate of Incorporation filed July 20, 2017		10-Q	3.1	001-33608	8/30/2018

3.4	Certificate of Amendment to Certificate of Incorporation filed June 12, 2018		10-Q	3.1	001-33608	8/30/2018

3.5	Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	6/5/2015

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-1/A	4.1	001-33608	7/9/2007

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	0001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/1/2017

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/1/2017

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/1/2017

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.14	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.15*	Outside Director Compensation Plan	X

10.16*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.17*	Separation Agreement and Release, effective as of February 2, 2018, between lululemon athletica inc. and Laurent Potdevin		8-K	10.1	001-33608	2/5/2018

10.18*	Executive Employment Agreement, effective as of January 2, 2015, between lululemon athletica inc. and Stuart C. Haselden		8-K	10.1	001-33608	1/7/2015

10.19*	First Amendment to Executive Employment Agreement, effective as of October 21, 2015, between lululemon athletica inc. and Stuart C. Haselden		10-K	10.19	001-33608	3/27/2018

10.20*	Second Amendment to Executive Employment Agreement, effective as of May 12, 2017, between lululemon athletica inc. and Stuart C. Haselden		10-Q	10.1	001-33608	8/31/2017

10.21*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.22*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.23*	Executive Employment Agreement, effective as of April 30, 2018, between lululemon athletica inc. and Patrick Guido		10-Q	10.1	001-33608	5/31/2018

10.24*	Amendment to Executive Employment Agreement, effective as of March 4, 2019, between lululemon athletica inc. and Patrick Guido	X

10.25*	Executive Employment Agreement, effective as of September 20, 2018, between lululemon athletica inc. and Michelle Choe		10-Q	10.1	001-33608	12/06/2018

10.26	Credit Agreement, dated as of December 15, 2016, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, and each other lender party thereto.		8-K	10.1	001-33608	12/21/2016

10.27	Amendment No. 1 to Credit Agreement, dated June 6, 2018, among lululemon athletica inc. and the other parties thereto		8-K	10.1	001-33608	6/6/2018

21.1	Subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's 10-K for the fiscal year ended February 3, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.