Form 10-Q
period 2019-05-05
lululemon athletica inc.
filed 2019-06-12
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2019
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
604-732-6124
Former name, former address and former fiscal year, if changed since last report:
N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.005 per share	LULU	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At June 7, 2019, there were 122,894,703 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At June 7, 2019, there were outstanding 7,380,860 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at June 7, 2019, the registrant had outstanding 7,380,860 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	May 5, 2019	February 3, 2019
ASSETS
Current assets
Cash and cash equivalents	$576,241	$881,320
Accounts receivable	20,105	35,786
Inventories	443,006	404,842
Prepaid and receivable income taxes	82,200	49,385
Other prepaid expenses and other current assets	50,032	57,949
	1,171,584	1,429,282
Property and equipment, net	582,738	567,237
Right-of-use lease assets	626,974	—
Goodwill	24,094	24,239
Deferred income tax assets	26,312	26,549
Other non-current assets	31,318	37,404
	$2,463,020	$2,084,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$88,258	$95,533
Accrued inventory liabilities	8,900	16,241
Accrued compensation and related expenses	75,286	109,181
Current lease liabilities	127,180	—
Current income taxes payable	9,377	67,412
Unredeemed gift card liability	85,215	99,412
Other current liabilities	108,726	112,698
	502,942	500,477
Non-current lease liabilities	537,758	—
Non-current income taxes payable	38,090	42,099
Deferred income tax liabilities	13,834	14,249
Other non-current liabilities	3,676	81,911
	1,096,300	638,736
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 7,381 and 9,332 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 7,381 and 9,332 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 122,900 and 121,600 issued and outstanding	615	608
Additional paid-in capital	317,204	315,285
Retained earnings	1,281,432	1,346,890
Accumulated other comprehensive loss	(232,531)	(216,808)
	1,366,720	1,445,975
	$2,463,020	$2,084,711
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended
	May 5, 2019	April 29, 2018
Net revenue	$782,315	$649,706
Cost of goods sold	360,595	304,973
Gross profit	421,720	344,733
Selling, general and administrative expenses	292,908	240,428
Income from operations	128,812	104,305
Other income (expense), net	2,379	2,918
Income before income tax expense	131,191	107,223
Income tax expense	34,588	32,070
Net income	$96,603	$75,153

Other comprehensive (loss) income:
Foreign currency translation adjustment	(15,723)	(42,972)
Comprehensive income	$80,880	$32,181

Basic earnings per share	$0.74	$0.55
Diluted earnings per share	$0.74	$0.55
Basic weighted-average number of shares outstanding	130,694	135,502
Diluted weighted-average number of shares outstanding	131,337	135,931
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended May 5, 2019
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at February 3, 2019	9,332	9,332	$—	121,600	$608	$315,285	$1,346,890	$(216,808)	$1,445,975
Net income							96,603		96,603
Foreign currency translation adjustment								(15,723)	(15,723)
Common stock issued upon exchange of exchangeable shares	(1,951)	(1,951)	—	1,951	10	(10)			—
Stock-based compensation expense						10,157			10,157
Common stock issued upon settlement of stock-based compensation				464	2	12,175			12,177
Shares withheld related to net share settlement of stock-based compensation				(115)	(1)	(18,938)			(18,939)
Repurchase of common stock				(1,000)	(4)	(1,465)	(162,061)		(163,530)
Balance at May 5, 2019	7,381	7,381	$—	122,900	$615	$317,204	$1,281,432	$(232,531)	$1,366,720

	Quarter Ended April 29, 2018
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 28, 2018	9,781	9,781	$—	125,650	$628	$284,253	$1,455,002	$(142,923)	$1,596,960
Net income							75,153		75,153
Foreign currency translation adjustment								(42,972)	(42,972)
Common stock issued upon exchange of exchangeable shares	(5)	(5)	—	5	—	—			—
Stock-based compensation expense						5,193			5,193
Common stock issued upon settlement of stock-based compensation				333	2	8,406			8,408
Shares withheld related to net share settlement of stock-based compensation				(77)	—	(6,500)			(6,500)
Repurchase of common stock				—	—	—	(8)		(8)
Balance at April 29, 2018	9,776	9,776	$—	125,911	$630	$291,352	$1,530,147	$(185,895)	$1,636,234

See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Quarter Ended
	May 5, 2019	April 29, 2018
Cash flows from operating activities
Net income	$96,603	$75,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,823	26,773
Stock-based compensation expense	10,157	5,193
Settlement of derivatives not designated in a hedging relationship	(4,983)	(211)
Changes in operating assets and liabilities:
Inventories	(42,856)	(50,770)
Prepaid and receivable income taxes	(32,816)	2,021
Other prepaid expenses and other current and non-current assets	(16,164)	1,133
Accounts payable	(5,420)	(7,676)
Accrued inventory liabilities	(6,894)	7,517
Accrued compensation and related expenses	(32,498)	(14,157)
Current income taxes payable	(56,524)	4,293
Unredeemed gift card liability	(13,641)	(12,299)
Non-current income taxes payable	(4,009)	(4,190)
Right-of-use lease assets and current and non-current lease liabilities	8,185	—
Other current and non-current liabilities	5,234	3,057
Net cash (used in) provided by operating activities	(62,803)	35,837
Cash flows from investing activities
Purchase of property and equipment	(68,434)	(34,314)
Settlement of net investment hedges	4,657	—
Other investing activities	(131)	—
Net cash used in investing activities	(63,908)	(34,314)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	12,177	8,408
Taxes paid related to net share settlement of stock-based compensation	(18,939)	(6,500)
Repurchase of common stock	(163,530)	(8)
Net cash (used in) provided by financing activities	(170,292)	1,900
Effect of exchange rate changes on cash and cash equivalents	(8,076)	(27,353)
Decrease in cash and cash equivalents	(305,079)	(23,930)
Cash and cash equivalents, beginning of period	$881,320	$990,501
Cash and cash equivalents, end of period	$576,241	$966,571
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel. The Company primarily conducts its business through company-operated stores and direct to consumer through e-commerce. It also generates net revenue from outlets, sales from temporary locations, sales to wholesale accounts, showrooms, license and supply arrangements, and warehouse sales. The Company operates stores in the United States, Canada, Australia, China, the United Kingdom, New Zealand, Japan, Germany, South Korea, Singapore, France, Ireland, the Netherlands, Sweden, and Switzerland. There were 455 and 440 company-operated stores in operation as of May 5, 2019 and February 3, 2019, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of May 5, 2019 and for the quarters ended May 5, 2019 and April 29, 2018 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 3, 2019 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended February 3, 2019, which are included in Item 8 in the Company's fiscal 2018 Annual Report on Form 10-K filed with the SEC on March 27, 2019. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2018 Annual Report on Form 10-K. Except as disclosed in Note 2 of these unaudited interim consolidated financial statements pertaining to the adoption of new accounting pronouncements, there have been no significant changes to the Company's significant accounting policies as described in the Company's fiscal 2018 Annual Report on Form 10-K.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2019 will end on February 2, 2020 and will be a 52-week year. Fiscal 2018 was a 53-week year.
In accordance with the Disclosure Modernization and Simplification final rule issued by the SEC and effective for the Company beginning with the quarter ended May 5, 2019, a reconciliation of the changes of stockholders' equity is presented for all periods for which the results of operations are presented.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements
In February 2016, the FASB issued ASC 842, Leases ("ASC 842") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The Company adopted ASC 842 on February 4, 2019 using the modified retrospective approach and has elected not to restate comparative periods.

The Company has chosen to apply the transition package of three practical expedients which allow companies not to reassess whether agreements contain leases, the classification of leases, and the capitalization of initial direct costs. The Company did not elect the practical expedient to use hindsight when determining the lease term.
The primary financial statement impact upon adoption was the recognition, on a discounted basis, of the Company's minimum payments under noncancelable operating leases as right-of-use assets and obligations on the consolidated balance sheets. As of February 4, 2019, right-of-use assets and lease liabilities were $619.6 million and $651.1 million, respectively. Pre-existing lease balances of $34.8 million from current assets, $9.3 million from non-current assets, and $75.5 million from non-current liabilities were reclassified to right-of-use assets and lease liabilities as part of the adoption of the new standard. There was no cumulative earnings effect adjustment on transition.
In August 2017, the FASB amended ASC 815, Derivatives and Hedging, to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The Company adopted this guidance in the first quarter of fiscal 2019, and it did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB clarified ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software, for certain aspects of accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under the update, an entity expenses costs incurred in the preliminary-project and post-implementation-operation stages. An entity also capitalizes certain costs incurred during the application-development stage, as well as certain costs related to enhancements. The ASU does not change the accounting for the service component of a cloud computing arrangement. This standard is effective beginning in the first quarter of 2020, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2019, and it did not have a material impact on the Company's consolidated financial statements.
Accounting policies as a result of the adoption of ASC 842
Operating leases
At lease commencement, which is generally when the Company takes possession of the asset, the Company records a lease liability and corresponding right-of-use asset. Lease liabilities represent the present value of minimum lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the lease liability is determined using the Company’s incremental collateralized borrowing rate at the lease commencement.
Minimum lease payments include base rent, fixed escalation of rental payments, and rental payments that are adjusted periodically depending on a rate or index. In determining minimum lease payments, the Company does not separate non-lease components for real estate leases. Non-lease components are generally services that the lessor performs for the Company associated with the leased asset, such as common area maintenance.
Right-of-use assets represent the right to control the use of the leased asset during the lease and are initially recognized in an amount equal to the lease liability. In addition, prepaid rent, initial direct costs, and adjustments for lease incentives are components of the right-of-use asset. Over the lease term the lease expense is amortized on a straight-line basis beginning on the lease commencement date. Right-of-use assets are assessed for impairment as part of the impairment of long-lived assets, which is performed whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
Variable lease payments, including contingent rental payments based on sales volume, are recognized when the achievement of the specific target is probable. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, and the lease expense is recognized on a straight-line basis over the lease term.
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
The Company had no borrowings outstanding under this credit facility as of May 5, 2019 and February 3, 2019. As of May 5, 2019, the Company had letters of credit of $1.7 million outstanding.
NOTE 4. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $11.0 million and $5.2 million for the quarters ended May 5, 2019 and April 29, 2018, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $83.7 million at May 5, 2019, which is expected to be recognized over a weighted-average period of 2.5 years.
A summary of the balances of the Company's stock-based compensation plans as of May 5, 2019, and changes during the first quarter then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance at February 3, 2019	870	$73.34	280	$78.01	6	$124.19	440	$73.73	44	$146.12
Granted	311	167.54	92	141.96	—	—	112	167.54	—	—
Exercised/released	200	60.80	97	72.04	—	—	167	69.90	—	—
Forfeited/expired	20	78.23	5	77.80	—	—	10	87.27	—	—
Balance at May 5, 2019	961	$106.35	270	$101.99	6	$124.19	375	$103.02	44	$178.64
Exercisable at May 5, 2019	146	$63.89
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first quarter of fiscal 2019:

Quarter Ended May 5, 2019
Expected term	3.75 years
Expected volatility	38.43%
Risk-free interest rate	2.19%
Dividend yield	—%
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the quarter ended May 5, 2019, there were 21.7 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $2.3 million and $1.7 million in the first quarter of fiscal 2019 and fiscal 2018, respectively.
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of May 5, 2019 and February 3, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	May 5, 2019	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$264,025	$264,025	$—	$—	Cash and cash equivalents
Term deposits	40,842	—	40,842	—	Cash and cash equivalents
Net forward currency contract assets	1,065	—	1,065	—	Other prepaid expenses and other current assets
Net forward currency contract liabilities	1,223	—	1,223	—	Other current liabilities

	February 3, 2019	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$471,888	$471,888	$—	$—	Cash and cash equivalents
Treasury bills	99,958	99,958	—	—	Cash and cash equivalents
Term deposits	63,522	—	63,522	—	Cash and cash equivalents
Net forward currency contract assets	516	—	516	—	Other prepaid expenses and other current assets
Net forward currency contract liabilities	1,042	—	1,042	—	Other current liabilities
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
The Company currently hedges against changes in the Canadian dollar to U.S. dollar exchange rate and changes in the Chinese Yuan to U.S. dollar exchange rate using forward currency contracts.
Net investment hedges
The Company is exposed to foreign exchange gains and losses which arise on translation of its foreign subsidiaries' balance sheets into U.S. dollars. These gains and losses are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity.
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. Hedge effectiveness is measured using a method based on changes in forward exchange rates. The Company recorded no ineffectiveness from net investment hedges during the first quarter of fiscal 2019.
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

During the first quarter of fiscal 2019, the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within other prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of May 5, 2019, there were derivative assets of $1.1 million and derivative liabilities of $1.2 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	May 5, 2019			February 3, 2019
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$118,000	$1,065	$—	$328,000	$—	$1,042
Derivatives not designated in a hedging relationship:
Forward currency contracts	116,000	—	1,223	309,000	516	—
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$1,065	$1,223		$516	$1,042
The forward currency contracts designated as net investment hedges outstanding as of May 5, 2019 mature on different dates between June 2019 and October 2019.
The forward currency contracts not designated in a hedging relationship outstanding as of May 5, 2019 mature on different dates between June 2019 and September 2019.
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income were as follows:

	Quarter Ended
	May 5, 2019	April 29, 2018
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$6,764	$10,818
No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.

The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Quarter Ended
	May 5, 2019	April 29, 2018
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains	$5,697	$9,645
Derivatives not designated in a hedging relationship	(6,631)	(10,048)
Net foreign exchange and derivative (losses) gains	$(934)	$(403)
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
NOTE 7. LEASES
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of May 5, 2019, the lease terms of the various leases range from two to 15 years. The majority of the Company's leases include renewal options at the sole discretion of the Company. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term.
The following table details the Company's net lease expense. Certain of the Company's leases include rent escalation clauses, rent holidays, and leasehold rental incentives. The majority of the Company's leases for store premises also include contingent rental payments based on sales volume. The variable lease expenses disclosed below include contingent rent payments and other non-fixed lease related costs, including common area maintenance, property taxes, and landlord's insurance.

Quarter Ended
May 5, 2019
(In thousands)
Net lease expense:
Operating lease expense	$42,245
Short-term lease expense	1,909
Variable lease expense	16,185
$60,339

The following table presents future minimum lease payments and the impact of discounting.

May 5, 2019
(In thousands)
Final three quarters of fiscal 2019	$111,193
2020	141,010
2021	128,985
2022	105,598
2023	79,300
After 2024	184,034
Future minimum lease payments	$750,120
Impact of discounting	(85,182)
Present value of lease liabilities	$664,938

Balance sheet classification:
Current lease liabilities	$127,180
Non-current lease liabilities	537,758
$664,938
The weighted-average remaining lease term and weighted-average discount rate were as follows:

May 5, 2019
Weighted-average remaining lease term	6.05 years
Weighted-average discount rate	3.84%
The following table presents supplemental cash flow information related to our leases.

Quarter Ended
May 5, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$41,708
Leased assets obtained in exchange for new operating lease liabilities	38,734
Disclosures related to periods prior to adoption of ASC 842
Total rent expense for the first quarter of fiscal 2018 was $45.3 million under operating lease agreements, consisting of minimum rent expense of $37.2 million, common area expenses of $5.2 million, and rent contingent on sales of $2.9 million. In addition, the Company had property taxes for leased locations of $4.2 million for the first quarter of fiscal 2018.
The table below summarizes the Company's contractual arrangements as of February 3, 2019, and the timing and effect that such commitments are expected to have on its liquidity and cash flows in future periods. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitments in respect of company-operated stores that have not yet opened but for which lease agreements have been executed.

	Payments Due by Fiscal Year
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Operating leases (minimum rent)	$783,913	$169,822	$147,541	$123,032	$99,471	$73,213	$170,834

NOTE 8. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended
	May 5, 2019	April 29, 2018
	(In thousands, except per share amounts)
Net income	$96,603	$75,153
Basic weighted-average number of shares outstanding	130,694	135,502
Assumed conversion of dilutive stock options and awards	643	429
Diluted weighted-average number of shares outstanding	131,337	135,931
Basic earnings per share	$0.74	$0.55
Diluted earnings per share	$0.74	$0.55
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the quarters ended May 5, 2019 and April 29, 2018, 0.1 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200.0 million and on June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of the Company's common shares. On January 31, 2019, the Company's board of directors approved an additional stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements, and the repurchase program is expected to be completed by January 2021. As of May 5, 2019, the remaining aggregate value of shares available to be repurchased under these programs was $337.2 million.
During the quarters ended May 5, 2019 and April 29, 2018, 1.0 million and 100 shares, respectively, were repurchased under the program at a total cost of $163.5 million and $7.5 thousand, respectively.
Subsequent to May 5, 2019, and up to June 7, 2019, 9.6 thousand shares were repurchased at a total cost of $1.6 million.
NOTE 9. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain consolidated balance sheet accounts is as follows:

	May 5, 2019	February 3, 2019
	(In thousands)
Inventories:
Finished goods	$461,208	$420,931
Provision to reduce inventories to net realizable value	(18,202)	(16,089)
	$443,006	$404,842

	May 5, 2019	February 3, 2019
	(In thousands)
Property and equipment, net:
Land	$76,895	$78,636
Buildings	32,071	38,030
Leasehold improvements	375,228	362,571
Furniture and fixtures	106,076	103,733
Computer hardware	75,259	69,542
Computer software	248,613	230,689
Equipment and vehicles	19,016	15,009
Work in progress	80,643	74,271
Property and equipment, gross	1,013,801	972,481
Accumulated depreciation	(431,063)	(405,244)
	$582,738	$567,237
Other non-current assets:
Security deposits	$15,459	$15,793
Deferred lease assets	—	9,286
Other	15,859	12,325
	$31,318	$37,404
Other current liabilities:
Accrued duty, freight, and other operating expenses	$57,074	$49,945
Sales tax collected	15,751	16,091
Sales return allowances	10,337	11,318
Deferred revenue	8,434	8,045
Accrued rent	6,631	7,331
Accrued capital expenditures	5,582	11,295
Forward currency contract liabilities	1,223	1,042
Lease termination liabilities	626	2,293
Other	3,068	5,338
	$108,726	$112,698
Other non-current liabilities:
Tenant inducements	$—	$42,138
Deferred lease liabilities	—	33,406
Other	3,676	6,367
	$3,676	$81,911

NOTE 10. SEGMENTED INFORMATION AND DISAGGREGATED NET REVENUE
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

	Quarter Ended
	May 5, 2019	April 29, 2018
	(In thousands)
Net revenue:
Company-operated stores	$506,422	$433,131
Direct to consumer	209,844	157,843
Other	66,049	58,732
	$782,315	$649,706
Segmented income from operations:
Company-operated stores	$120,907	$99,287
Direct to consumer	78,675	62,267
Other	12,633	11,223
	212,215	172,777
General corporate expense	83,403	68,472
Income from operations	128,812	104,305
Other income (expense), net	2,379	2,918
Income before income tax expense	$131,191	$107,223

Capital expenditures:
Company-operated stores	$38,710	$19,236
Direct to consumer	6,226	721
Corporate and other	23,498	14,357
	$68,434	$34,314
Depreciation and amortization:
Company-operated stores	$21,060	$17,082
Direct to consumer	2,462	2,599
Corporate and other	9,301	7,092
	$32,823	$26,773
The following table disaggregates the Company's net revenue by geographic area. The economic conditions in these areas could affect the amount and timing of the Company's net revenue and cash flows.

	Quarter Ended
	May 5, 2019	April 29, 2018
	(In thousands)
United States	$553,647	$462,270
Canada	123,645	112,149
Outside of North America	105,023	75,287
	$782,315	$649,706
NOTE 11. LEGAL PROCEEDINGS AND OTHER CONTINGENCIES
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
On November 21, 2018, plaintiff David Shabbouei filed in the Delaware Court of Chancery a derivative lawsuit on behalf of the Company against certain of the Company's current and former directors and officers, captioned David Shabbouei v. Laurent Potdevin, et al., 2018-0847-JRS. Plaintiff claims that the defendants breached their fiduciary duties to the Company by allegedly failing to address alleged sexual harassment, gender discrimination, and related conduct at the Company. Plaintiff also claims that the defendants breached their fiduciary duties to the Company and wasted corporate assets with respect to the separation agreement entered into by the Company and Laurent Potdevin in connection with his departure from the Company in February 2018. Plaintiff also further brings an unjust enrichment claim against Mr. Potdevin with respect to the separation agreement. Plaintiff seeks unspecified money damages for the Company for the defendants' alleged breaches of fiduciary duty, waste and unjust enrichment, disgorgement of all profits, benefits and other compensation Mr. Potdevin received as a result of defendants' alleged conduct for the Company, an order directing the Company to implement corporate governance and internal procedures, and an award of plaintiff's attorneys' fees, costs and expenses. The defendants and lululemon have moved to dismiss the action.
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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2018 Annual Report on Form 10-K filed with the SEC on March 27, 2019.
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
Our healthy lifestyle inspired athletic apparel and accessories are marketed under the lululemon and ivivva brand names. We offer a comprehensive line of apparel and accessories for women, men, and female youth. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other sweaty pursuits. We also offer fitness-related accessories, including items such as bags, socks, underwear, yoga mats and equipment, and water bottles.
Financial Highlights
For the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018:

•	Net revenue increased 20% to $782.3 million. On a constant dollar basis, net revenue increased 22%.

•	Based on a shifted calendar, total comparable sales, which includes comparable store sales and direct to consumer, increased 14%. On a constant dollar basis, total comparable sales increased 16%.

–	Comparable store sales increased 6%, or increased 8% on a constant dollar basis.

–	Direct to consumer net revenue increased 33%, or increased 35% on a constant dollar basis.

•	Gross profit increased 22% to $421.7 million.

•	Gross margin increased 80 basis points to 53.9%.

•	Income from operations increased 23% to $128.8 million.

•	Operating margin increased 40 basis points to 16.5%.

•	Income tax expense increased 8% to $34.6 million. Our effective tax rate for the first quarter of fiscal 2019 was 26.4% compared to 29.9% for the first quarter of fiscal 2018.

•	Diluted earnings per share were $0.74 compared to $0.55 in the first quarter of fiscal 2018.
Due to the 53rd week in fiscal 2018, comparable sales are calculated on a one week shifted basis such that the 13 weeks ended May 5, 2019 is compared to the 13 weeks ended May 6, 2018, rather than April 29, 2018.
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and the most directly comparable measures calculated in accordance with GAAP.

Results of Operations
First Quarter Results
The following table summarizes key components of our results of operations for the quarters ended May 5, 2019 and April 29, 2018. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	May 5, 2019	April 29, 2018	May 5, 2019	April 29, 2018
	(In thousands)		(Percentages)
Net revenue	$782,315	$649,706	100.0%	100.0%
Cost of goods sold	360,595	304,973	46.1	46.9
Gross profit	421,720	344,733	53.9	53.1
Selling, general and administrative expenses	292,908	240,428	37.4	37.0
Income from operations	128,812	104,305	16.5	16.1
Other income (expense), net	2,379	2,918	0.3	0.4
Income before income tax expense	131,191	107,223	16.8	16.5
Income tax expense	34,588	32,070	4.4	4.9
Net income	$96,603	$75,153	12.3%	11.6%
Net Revenue
Net revenue increased $132.6 million, or 20%, to $782.3 million for the first quarter of fiscal 2019 from $649.7 million for the first quarter of fiscal 2018. On a constant dollar basis, assuming the average exchange rates for the first quarter of fiscal 2019 remained constant with the average exchange rates for the first quarter of fiscal 2018, net revenue increased $145.1 million, or 22%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores as well as an increase in comparable store sales, increased direct to consumer net revenue, and an increase in net revenue from our other retail locations.
Based on a shifted calendar, total comparable sales, which includes comparable store sales and direct to consumer, increased 14% in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Total comparable sales increased 16% on a constant dollar basis.
Net revenue on a segment basis for the quarters ended May 5, 2019 and April 29, 2018 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	May 5, 2019	April 29, 2018	May 5, 2019	April 29, 2018
	(In thousands)		(Percentages)
Company-operated stores	$506,422	$433,131	64.7%	66.7%
Direct to consumer	209,844	157,843	26.8	24.3
Other	66,049	58,732	8.4	9.0
Net revenue	$782,315	$649,706	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $73.3 million, or 17%, to $506.4 million in the first quarter of fiscal 2019 from $433.1 million in the first quarter of fiscal 2018. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to April 29, 2018 contributed $44.3 million to the increase. We opened 44 net new lululemon branded company-operated stores since the first quarter of fiscal 2018, including 21 stores in North America, 13 stores in Asia, seven stores in Europe, and three stores in Australia/New Zealand.

•
Based on a shifted calendar, a comparable store sales increase of 6% in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Comparable store sales increased 8% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic. This was partially offset by a decrease in dollar value per transaction.
Direct to Consumer. Net revenue from our direct to consumer segment increased $52.0 million to $209.8 million in the first quarter of fiscal 2019 from $157.8 million in the first quarter of fiscal 2018. Based on a shifted calendar, direct to consumer net revenue increased 33%, or increased 35% on a constant dollar basis. This was primarily a result of increased website traffic, partially offset by a decrease in dollar value per transaction and lower conversion rates.
Other. Net revenue from our other segment increased $7.3 million, or 12%, to $66.0 million in the first quarter of fiscal 2019 from $58.7 million in the first quarter of fiscal 2018. This increase was primarily the result of an increased number of temporary locations, including seasonal stores, open during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018.
Gross Profit
Gross profit increased $77.0 million, or 22%, to $421.7 million for the first quarter of fiscal 2019 from $344.7 million for the first quarter of fiscal 2018.
Gross profit as a percentage of net revenue, or gross margin, increased 80 basis points to 53.9% in the first quarter of fiscal 2019 from 53.1% in the first quarter of fiscal 2018. The increase in gross margin was primarily the result of an increase in product margin of 190 basis points which was primarily due to lower product costs, a favorable mix of higher margin product, and lower markdowns.
This was partially offset by an increase in costs as a percentage of revenue related to our distribution centers and our product departments of 60 basis points, an unfavorable impact of foreign exchange rates of 30 basis points, and an increase in occupancy and depreciation costs as a percentage of revenue of 20 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $52.5 million, or 22%, to $292.9 million in the first quarter of fiscal 2019 from $240.4 million in the first quarter of fiscal 2018. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $33.1 million, comprised of:

–
an increase in employee costs of $17.0 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher retail bonus expenses;

–	an increase in variable costs of $7.8 million primarily due to an increase in distribution costs, credit card fees, and packaging costs as a result of increased net revenue; and

–	an increase in other costs of $8.2 million primarily due to an increase in digital marketing expenses, repairs and maintenance, security, and other costs associated with our operating locations;

•	an increase in head office costs of $18.9 million, comprised of:

–	an increase in employee costs of $11.9 million primarily due to additional employees to support the growth in our business, and due to increased incentive and stock-based compensation expense; and

–	an increase in other costs of $6.9 million primarily due to increases in professional fees, information technology costs, depreciation, and other head office costs; and

•	an increase in net foreign exchange and derivative revaluation losses of $0.5 million.
As a percentage of net revenue, selling, general and administrative expenses increased 40 basis points, to 37.4% in the first quarter of fiscal 2019 from 37.0% in the first quarter of fiscal 2018.
Income from Operations
Income from operations increased $24.5 million, or 23%, to $128.8 million in the first quarter of fiscal 2019 from $104.3 million in the first quarter of fiscal 2018. Operating margin increased 40 basis points to 16.5% compared to 16.1% in the first quarter of fiscal 2018.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.

Segmented income from operations for the quarters ended May 5, 2019 and April 29, 2018 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	May 5, 2019	April 29, 2018	May 5, 2019	April 29, 2018
	(In thousands)		(Percentage of segment revenue)
Segmented income from operations:
Company-operated stores	$120,907	$99,287	23.9%	22.9%
Direct to consumer	78,675	62,267	37.5	39.4
Other	12,633	11,223	19.1	19.1
	212,215	172,777
General corporate expense	83,403	68,472
Income from operations	$128,812	$104,305
Company-Operated Stores. Income from operations from our company-operated stores segment increased $21.6 million, or 22%, to $120.9 million for the first quarter of fiscal 2019 from $99.3 million for the first quarter of fiscal 2018. The increase was primarily the result of increased gross profit of $41.4 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to an increase in employee costs, increased store operating expenses including higher distribution costs, credit card fees, and packaging costs as a result of higher net revenue, as well as increases in repairs and maintenance costs and security costs. Income from operations as a percentage of company-operated stores net revenue increased 100 basis points primarily due to higher gross margin.
Direct to Consumer. Income from operations from our direct to consumer segment increased $16.4 million, or 26%, to $78.7 million for the first quarter of fiscal 2019 from $62.3 million for the first quarter of fiscal 2018. The increase was primarily the result of increased gross profit of $32.2 million which was primarily due to increased net revenue. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, as well as higher digital marketing expenses, higher information technology costs, and increased employee costs. Income from operations as a percentage of direct to consumer net revenue decreased 190 basis points primarily due to deleverage on selling, general and administrative expenses.
Other. Other income from operations increased $1.4 million, or 13%, to $12.6 million for the first quarter of fiscal 2019 from $11.2 million for the first quarter of fiscal 2018. The increase was primarily the result of increased gross profit of $3.3 million which was primarily due to increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to increased employee costs and increased operating expenses including credit card fees, repairs and maintenance costs, and security costs as a result of higher net revenues and an increase in the number of temporary locations. Income from operations as a percent of other net revenue was consistent with the first quarter of fiscal 2018.
General Corporate Expense. General corporate expense increased $14.9 million, or 22%, to $83.4 million for the first quarter of fiscal 2019 from $68.5 million for the first quarter of fiscal 2018. This increase was primarily due to increases in head office employee costs, professional fees, information technology costs, depreciation, and an increase in net foreign exchange and derivative revaluation losses of $0.5 million.
Other Income (Expense), Net
Other income, net decreased $0.5 million, or 18%, to $2.4 million for the first quarter of fiscal 2019 from income of $2.9 million for the first quarter of fiscal 2018. The decrease was primarily due to a decrease in net interest income, primarily due to a decrease in cash and cash equivalents in the first quarter of fiscal 2019 compared to first quarter of fiscal 2018, partially offset by higher rates of return on our cash and cash equivalents, including money market funds, treasury bills, and term deposits.
Income Tax Expense
Income tax expense increased $2.5 million, or 8%, to $34.6 million for the first quarter of fiscal 2019 from $32.1 million for the first quarter of fiscal 2018. The effective tax rate for the first quarter of fiscal 2019 was 26.4% compared to 29.9% for the first quarter of fiscal 2018. The decrease in the effective tax rate was primarily due to changes in legislation and guidance related to global intangible low-taxed income ("GILTI") taxes which were introduced during the fourth quarter of fiscal 2018, and due to an increase in tax deductions related to stock-based compensation.

Net Income
Net income increased $21.5 million, or 29%, to $96.6 million for the first quarter of fiscal 2019 from $75.2 million for the first quarter of fiscal 2018. This was primarily due to an increase in gross profit of $77.0 million, partially offset by an increase in selling, general and administrative expenses of $52.5 million, an increase in income tax expense of $2.5 million, and a decrease in other income (expense), net of $0.5 million.
Comparable Store Sales and Total Comparable Sales
We separately track comparable store sales, which reflect net revenue from company-operated stores that have been open for at least 12 full fiscal months, or open for 12 full fiscal months after being significantly expanded. Comparable store sales exclude sales from our direct to consumer and other segments. Total comparable sales combines comparable store sales and direct to consumer sales. In fiscal years following a 53 week year, the prior year period is shifted by one week to compare similar calendar weeks.
The comparable sales measures we report may not be equivalent to similarly titled measures reported by other companies.
Non-GAAP Financial Measures
Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue are non-GAAP financial measures.
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
Constant dollar changes in net revenue
The below changes in net revenue show the change for the quarter ended May 5, 2019 compared to the quarter ended April 29, 2018.

	Net Revenue
	(In thousands)	(Percentages)
Change	$132,609	20%
Adjustments due to foreign exchange rate changes	12,530	2
Change in constant dollars	$145,139	22%

Constant dollar changes in total comparable sales, comparable store sales, and direct to consumer net revenue
Due to the 53rd week in fiscal 2018, the below changes in total comparable sales, comparable store sales, and direct to consumer net revenue are calculated on a one week shifted basis such that the 13 weeks ended May 5, 2019 is compared to the 13 weeks ended May 6, 2018 rather than April 29, 2018.

	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue
Change	14%	6%	33%
Adjustments due to foreign exchange rate changes	2	2	2
Change in constant dollars	16%	8%	35%
__________

(1)	Total comparable sales includes comparable store sales and direct to consumer sales.

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
As of May 5, 2019, our working capital, excluding cash and cash equivalents, was $92.4 million, our cash and cash equivalents were $576.2 million, and our capacity under our revolving facility was $398.3 million.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	Quarter Ended
	May 5, 2019	April 29, 2018
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(62,803)	$35,837
Investing activities	(63,908)	(34,314)
Financing activities	(170,292)	1,900
Effect of exchange rate changes on cash	(8,076)	(27,353)
Decrease in cash and cash equivalents	$(305,079)	$(23,930)
Operating Activities
Cash flows provided by or used in operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Cash used in operating activities increased $98.6 million, to $62.8 million for the first quarter of fiscal 2019 compared to cash provided by $35.8 million for the first quarter of fiscal 2018, primarily as a result of the following:

•	an increase in cash used in operating activities of $126.3 million as a result of the change in operating assets and liabilities, primarily due to the following:

–	$95.5 million related to income taxes, primarily due to payments for withholding taxes on repatriated foreign earnings, as well as timing of tax installments;

–	$18.3 million related to accrued compensation and related expenses, primarily due to payments made under the Company's incentive compensation plans; and

–	$6.5 million related to inventory, primarily due to an increase in inventory purchases.
This was partially offset by an increase of $21.5 million in net income, and an increase of $6.2 million in non-cash expenses primarily related to an increase in depreciation and stock-based compensation.
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
Cash used in investing activities increased $29.6 million to $63.9 million for the first quarter of fiscal 2019 from $34.3 million for the first quarter of fiscal 2018. The increase was primarily the result of an increase in capital expenditures related to our company-operated stores, primarily as a result of an increased number of new company-operated stores as well as an increase in renovations and relocations of existing stores. Increased corporate capital expenditures primarily related to information technology and business systems, as well as increased capital expenditures related to our direct to consumer channel, also contributed to the increase in cash used in investing activities.
Financing Activities
Cash flows used in financing activities consist primarily of cash used to repurchase shares of our common stock and certain cash flows related to stock-based compensation.
Cash used in financing activities increased $172.2 million to $170.3 million for the first quarter of fiscal 2019 compared to cash provided by $1.9 million for the first quarter of fiscal 2018. The increase was primarily the result of our stock repurchases.
On November 29, 2017, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $200.0 million, and on June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of our common shares. On January 31, 2019, the Company's board of directors approved an additional stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions.
Our cash used in financing activities for the first quarter of fiscal 2019 included $163.5 million to repurchase 1.0 million shares of our common stock compared to $7.5 thousand to repurchase 100 shares for the first quarter of fiscal 2018. During the first quarter of fiscal 2019, we repurchased 1.0 million shares in a private transaction. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
As of May 5, 2019, aside from letters of credit of $1.7 million, we had no other borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of May 5, 2019, letters of credit and letters of guarantee totaling $1.7 million had been issued.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our fiscal 2018 Annual Report on Form 10-K filed with the SEC on March 27, 2019, and in Notes 2, 5, and 6 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Operating Locations
Our company-operated stores by country as of May 5, 2019 and February 3, 2019 are summarized in the table below.

	May 5, 2019	February 3, 2019
United States	291	285
Canada	64	64
Australia	31	29
China (1)	26	22
United Kingdom	12	12
New Zealand	7	7
Japan	6	5
Germany	5	5
South Korea	5	4
Singapore	3	3
France	1	1
Ireland	1	1
Netherlands	1	—
Sweden	1	1
Switzerland	1	1
Total company-operated stores	455	440
__________

(1)
Included within China as of May 5, 2019, were six company-operated stores in the Hong Kong Special Administrative Region, one company-operated store in the Macao Special Administration Region, and one company-operated store in the Taiwan Province. As of February 3, 2019, there were five company-operated stores in the Hong Kong Special Administrative Region, one company-operated store in the Macao Special Administration Region, and one company-operated store in the Taiwan Province.

Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of May 5, 2019, there were eight licensed locations, including four in Mexico, three in the United Arab Emirates, and one in Qatar.
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
As of May 5, 2019, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A strengthening of the U.S. dollar against the Canadian dollar results in:

•	the following impacts to the consolidated statements of operations:

–	a decrease in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;

–	a decrease in our selling, general and administrative expenses incurred by our Canadian operations upon translation into U.S. dollars for the purposes of consolidation;

–	foreign exchange revaluation gains by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities; and

–	derivative valuation losses on forward currency contracts not designated in a hedging relationship;

•	the following impacts to the consolidated balance sheets:

–	a decrease in the foreign currency translation adjustment which arises on the translation of our Canadian subsidiaries' balance sheets into U.S. dollars; and

–	an increase in the foreign currency translation adjustment from derivative valuation losses on forward currency contracts, entered into as net investment hedges of a Canadian subsidiary.
During the first quarter of fiscal 2019, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $16.8 million increase in accumulated other comprehensive loss within stockholders' equity. During the first quarter of fiscal 2018, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $45.8 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first quarter of fiscal 2019 would have resulted in additional income from operations of approximately $1.5 million in the first quarter of fiscal 2019. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first quarter of fiscal 2019. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our revolving credit facility provides us with available borrowings in an amount up to $400.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of May 5, 2019, aside from letters of credit of $1.7 million, we had no other borrowings outstanding under this credit facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at May 5, 2019. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at May 5, 2019, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended May 5, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 11 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report and in our fiscal 2018 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for our 2018 fiscal year, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.
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
As part of our normal operations, we receive confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches could expose us to a risk of theft or misuse of this information, and could result in litigation and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources or technical sophistication to be able to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, despite taking measures to safeguard our information security and privacy environment from security breaches, our customers and our business could still be exposed to risk. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber-attacks may also have the potential to impact our customers' shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and damage to our brand and reputation or other harm to our business.
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
We rely on our distribution facilities for substantially all of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means their operations may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In addition, our operations could also be interrupted by labor difficulties, extreme or severe weather conditions or by floods, fires, or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet guest expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies could be harmed.
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
The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. The results of any audits or related disputes regarding these restrictions or regulations could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us, could increase shipping times, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended May 5, 2019 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 4, 2019 - March 3, 2019	—	$—	—	$500,700,020
March 4, 2019 - April 7, 2019	1,000,000	163.53	1,000,000	337,170,020
April 8, 2019 - May 5, 2019	—	—	—	337,170,020
Total	1,000,000		1,000,000
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2019.

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
The following table provides information regarding our purchases of shares of our common stock during the quarter ended May 5, 2019 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 4, 2019 - March 3, 2019	6,338	$148.66	6,338	4,798,785
March 4, 2019 - April 7, 2019	9,367	151.47	9,367	4,789,418
April 8, 2019 - May 5, 2019	5,992	175.17	5,992	4,783,426
Total	21,697		21,697
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2019.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Stock Repurchase Agreement, dated March 28, 2019, between lululemon athletica inc. and funds affiliated with Advent International Corporation		8-K	10.1	001-33608	4/2/2019

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ PATRICK J. GUIDO
Patrick J. Guido
Chief Financial Officer
(principal financial and accounting officer)
Dated: June 12, 2019

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Stock Repurchase Agreement, dated March 28, 2019, between lululemon athletica inc. and funds affiliated with Advent International Corporation		8-K	10.1	001-33608	4/2/2019

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Furnished herewith.