Form 10-Q
period 2019-08-04
lululemon athletica inc.
filed 2019-09-05
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At August 30, 2019, there were 123,140,731 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At August 30, 2019, there were outstanding 7,134,901 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at August 30, 2019, the registrant had outstanding 7,134,901 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	August 4, 2019	February 3, 2019
ASSETS
Current assets
Cash and cash equivalents	$623,738	$881,320
Accounts receivable	27,659	35,786
Inventories	494,294	404,842
Prepaid and receivable income taxes	112,572	49,385
Other prepaid expenses and other current assets	74,750	57,949
	1,333,013	1,429,282
Property and equipment, net	617,090	567,237
Right-of-use lease assets	657,044	—
Goodwill	24,184	24,239
Deferred income tax assets	26,296	26,549
Other non-current assets	37,117	37,404
	$2,694,744	$2,084,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$110,513	$95,533
Accrued inventory liabilities	8,778	16,241
Accrued compensation and related expenses	100,735	109,181
Current lease liabilities	130,182	—
Current income taxes payable	5,090	67,412
Unredeemed gift card liability	79,629	99,412
Other current liabilities	117,682	112,698
	552,609	500,477
Non-current lease liabilities	568,311	—
Non-current income taxes payable	48,226	42,099
Deferred income tax liabilities	14,114	14,249
Other non-current liabilities	4,105	81,911
	1,187,365	638,736
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 7,381 and 9,332 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 7,381 and 9,332 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 122,921 and 121,600 issued and outstanding	615	608
Additional paid-in capital	329,915	315,285
Retained earnings	1,404,866	1,346,890
Accumulated other comprehensive loss	(228,017)	(216,808)
	1,507,379	1,445,975
	$2,694,744	$2,084,711
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net revenue	$883,352	$723,500	$1,665,667	$1,373,206
Cost of goods sold	397,556	327,306	758,151	632,279
Gross profit	485,796	396,194	907,516	740,927
Selling, general and administrative expenses	317,814	261,986	610,722	502,414
Income from operations	167,982	134,208	296,794	238,513
Other income (expense), net	1,850	1,591	4,229	4,509
Income before income tax expense	169,832	135,799	301,023	243,022
Income tax expense	44,842	40,029	79,430	72,099
Net income	$124,990	$95,770	$221,593	$170,923

Other comprehensive income (loss):
Foreign currency translation adjustment	4,514	(18,249)	(11,209)	(61,221)
Comprehensive income	$129,504	$77,521	$210,384	$109,702

Basic earnings per share	$0.96	$0.71	$1.70	$1.27
Diluted earnings per share	$0.96	$0.71	$1.69	$1.26
Basic weighted-average number of shares outstanding	130,285	133,986	130,489	134,744
Diluted weighted-average number of shares outstanding	130,783	134,530	131,060	135,230
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended August 4, 2019
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at May 5, 2019	7,381	7,381	$—	122,900	$615	$317,204	$1,281,432	$(232,531)	$1,366,720
Net income							124,990		124,990
Foreign currency translation adjustment								4,514	4,514
Stock-based compensation expense						11,848			11,848
Common stock issued upon settlement of stock-based compensation				33	1	1,336			1,337
Shares withheld related to net share settlement of stock-based compensation				(2)	—	(461)			(461)
Repurchase of common stock				(10)	(1)	(12)	(1,556)		(1,569)
Balance at August 4, 2019	7,381	7,381	$—	122,921	$615	$329,915	$1,404,866	$(228,017)	$1,507,379

	Quarter Ended July 29, 2018
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at April 29, 2018	9,776	9,776	$—	125,911	$630	$291,352	$1,530,147	$(185,895)	$1,636,234
Net income							95,770		95,770
Foreign currency translation adjustment								(18,249)	(18,249)
Stock-based compensation expense						7,855			7,855
Common stock issued upon settlement of stock-based compensation				104	—	5,344			5,344
Shares withheld related to net share settlement of stock-based compensation				(4)	—	(501)			(501)
Repurchase of common stock				(3,355)	(17)	(4,348)	(401,873)		(406,238)
Balance at July 29, 2018	9,776	9,776	$—	122,656	$613	$299,702	$1,224,044	$(204,144)	$1,320,215

	Two Quarters Ended August 4, 2019
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at February 3, 2019	9,332	9,332	$—	121,600	$608	$315,285	$1,346,890	$(216,808)	$1,445,975
Net income							221,593		221,593
Foreign currency translation adjustment								(11,209)	(11,209)
Common stock issued upon exchange of exchangeable shares	(1,951)	(1,951)	—	1,951	10	(10)			—
Stock-based compensation expense						22,005			22,005
Common stock issued upon settlement of stock-based compensation				497	3	13,511			13,514
Shares withheld related to net share settlement of stock-based compensation				(117)	(1)	(19,399)			(19,400)
Repurchase of common stock				(1,010)	(5)	(1,477)	(163,617)		(165,099)
Balance at August 4, 2019	7,381	7,381	$—	122,921	$615	$329,915	$1,404,866	$(228,017)	$1,507,379

	Two Quarters Ended July 29, 2018
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 28, 2018	9,781	9,781	$—	125,650	$628	$284,253	$1,455,002	$(142,923)	$1,596,960
Net income							170,923		170,923
Foreign currency translation adjustment								(61,221)	(61,221)
Common stock issued upon exchange of exchangeable shares	(5)	(5)	—	5	—	—			—
Stock-based compensation expense						13,048			13,048
Common stock issued upon settlement of stock-based compensation				437	2	13,750			13,752
Shares withheld related to net share settlement of stock-based compensation				(81)	—	(7,001)			(7,001)
Repurchase of common stock				(3,355)	(17)	(4,348)	(401,881)		(406,246)
Balance at July 29, 2018	9,776	9,776	$—	122,656	$613	$299,702	$1,224,044	$(204,144)	$1,320,215
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Two Quarters Ended
	August 4, 2019	July 29, 2018
Cash flows from operating activities
Net income	$221,593	$170,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,422	55,429
Stock-based compensation expense	22,005	13,048
Settlement of derivatives not designated in a hedging relationship	(5,430)	(1,807)
Changes in operating assets and liabilities:
Inventories	(93,358)	(73,065)
Prepaid and receivable income taxes	(63,187)	(13,255)
Other prepaid expenses and other current and non-current assets	(45,539)	(5,506)
Accounts payable	15,791	86,885
Accrued inventory liabilities	(7,069)	615
Accrued compensation and related expenses	(7,486)	(4,926)
Current income taxes payable	(61,635)	(11,828)
Unredeemed gift card liability	(19,413)	(17,043)
Non-current income taxes payable	6,127	(4,190)
Right-of-use lease assets and current and non-current lease liabilities	9,625	—
Other current and non-current liabilities	7,596	14,746
Net cash provided by operating activities	50,042	210,026
Cash flows from investing activities
Purchase of property and equipment	(135,764)	(84,007)
Settlement of net investment hedges	5,062	(4,514)
Other investing activities	(1,267)	(771)
Net cash used in investing activities	(131,969)	(89,292)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	13,514	13,752
Taxes paid related to net share settlement of stock-based compensation	(19,400)	(7,001)
Repurchase of common stock	(165,099)	(406,246)
Net increase in revolving credit facility	—	100,000
Other financing activities	—	(744)
Net cash used in financing activities	(170,985)	(300,239)
Effect of exchange rate changes on cash and cash equivalents	(4,670)	(33,155)
Decrease in cash and cash equivalents	(257,582)	(212,660)
Cash and cash equivalents, beginning of period	$881,320	$990,501
Cash and cash equivalents, end of period	$623,738	$777,841
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel and accessories. The Company primarily conducts its business through company-operated stores and direct to consumer through e-commerce. It also generates net revenue from outlets, sales from temporary locations, sales to wholesale accounts, license and supply arrangements, and warehouse sales. The Company operates stores in the United States, Canada, Australia, China, the United Kingdom, New Zealand, Japan, Germany, South Korea, Singapore, France, Ireland, the Netherlands, Sweden, and Switzerland. There were 460 and 440 company-operated stores in operation as of August 4, 2019 and February 3, 2019, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of August 4, 2019 and for the quarters and two quarters ended August 4, 2019 and July 29, 2018 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 3, 2019 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended February 3, 2019, which are included in Item 8 in the Company's fiscal 2018 Annual Report on Form 10-K filed with the SEC on March 27, 2019. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2018 Annual Report on Form 10-K. Except as disclosed in Note 2 of these unaudited interim consolidated financial statements pertaining to the adoption of new accounting pronouncements, there have been no significant changes to the Company's significant accounting policies as described in the Company's fiscal 2018 Annual Report on Form 10-K.
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
NOTE 3. CREDIT FACILITY
On June 6, 2018, the Company entered into Amendment No. 1 to its credit agreement. This amended the credit agreement to provide for (i) an increase in the aggregate commitments under the unsecured five-year revolving credit facility to $400.0 million, with an increase of the sub-limits for the issuance of letters of credit and extensions of swing line loans to $50.0 million for each, (ii) an increase in the option, subject to certain conditions as set forth in the credit agreement, to request increases in commitments under the revolving facility from $400.0 million to $600.0 million, and (iii) an extension in the maturity of the revolving facility from December 15, 2021 to June 6, 2023.

In addition, this amendment decreased the applicable margins for LIBOR loans from 1.00%-1.75% to 1.00%-1.50% and for alternate base rate loans from 0.00%-0.75% to 0.00%-0.50%, reduced the commitment fee on average daily unused amounts under the revolving facility from 0.125%-0.200% to 0.10%-0.20%, and reduced fees for unused letters of credit from 1.00%-1.75% to 1.00%-1.50%.
The Company had no borrowings outstanding under this credit facility as of August 4, 2019 and February 3, 2019. As of August 4, 2019, the Company had letters of credit of $1.8 million outstanding.
NOTE 4. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $23.5 million and $13.0 million for the two quarters ended August 4, 2019 and July 29, 2018, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $82.4 million at August 4, 2019, which is expected to be recognized over a weighted-average period of 2.3 years.
A summary of the balances of the Company's stock-based compensation plans as of August 4, 2019, and changes during the first two quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance at February 3, 2019	870	$73.34	280	$78.01	6	$124.19	440	$73.73	44	$146.12
Granted	322	167.77	93	142.29	7	175.82	119	167.97	—	—
Exercised/released	221	61.12	97	72.04	6	124.19	173	70.17	—	—
Forfeited/expired	50	87.90	15	94.30	—	—	23	93.73	—	—
Balance at August 4, 2019	921	$108.50	261	$102.23	7	$175.82	363	$105.04	44	$178.93
Exercisable at August 4, 2019	133	$64.66

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first two quarters of fiscal 2019:

Two Quarters Ended August 4, 2019
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the quarter ended August 4, 2019, there were 18.5 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $4.3 million and $3.1 million in the first two quarters of fiscal 2019 and fiscal 2018, respectively.
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of August 4, 2019 and February 3, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	August 4, 2019	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$347,590	$347,590	$—	$—	Cash and cash equivalents
Term deposits	40,606	—	40,606	—	Cash and cash equivalents
Forward currency contract assets	3,838	—	3,838	—	Other prepaid expenses and other current assets
Forward currency contract liabilities	4,162	—	4,162	—	Other current liabilities

	February 3, 2019	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$471,888	$471,888	$—	$—	Cash and cash equivalents
Treasury bills	99,958	99,958	—	—	Cash and cash equivalents
Term deposits	63,522	—	63,522	—	Cash and cash equivalents
Forward currency contract assets	516	—	516	—	Other prepaid expenses and other current assets
Forward currency contract liabilities	1,042	—	1,042	—	Other current liabilities

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
The fair values of the forward currency contract assets and liabilities are determined using observable Level 2 inputs, including foreign currency spot exchange rates, forward pricing curves, and interest rates. The fair values consider the credit risk of the Company and its counterparties. The Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. However, the Company records all derivatives on its consolidated balance sheets at fair value and does not offset derivative assets and liabilities.
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. Hedge effectiveness is measured using a method based on changes in forward exchange rates. The Company recorded no ineffectiveness from net investment hedges during the first two quarters of fiscal 2019.
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

During the first two quarters of fiscal 2019, the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within other prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of August 4, 2019, there were derivative assets of $3.8 million and derivative liabilities of $4.2 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	August 4, 2019			February 3, 2019
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$217,000	$—	$4,162	$328,000	$—	$1,042
Derivatives not designated in a hedging relationship:
Forward currency contracts	211,000	3,838	—	309,000	516	—
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$3,838	$4,162		$516	$1,042

The forward currency contracts designated as net investment hedges outstanding as of August 4, 2019 mature on different dates between August 2019 and December 2019.
The forward currency contracts not designated in a hedging relationship outstanding as of August 4, 2019 mature on different dates between August 2019 and December 2019.
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income were as follows:

	Quarter Ended		Two Quarters Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$(4,822)	$5,721	$1,941	$16,538

No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.

The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Quarter Ended		Two Quarters Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange (losses) gains	$(4,452)	$2,960	$1,245	$12,605
Derivatives not designated in a hedging relationship	5,121	(5,539)	(1,510)	(15,587)
Net foreign exchange and derivative gains (losses)	$669	$(2,579)	$(265)	$(2,982)

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
NOTE 7. LEASES
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of August 4, 2019, the lease terms of the various leases range from two to 15 years. The majority of the Company's leases include renewal options at the sole discretion of the Company. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term.
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

	Quarter Ended	Two Quarters Ended
	August 4, 2019	August 4, 2019
	(In thousands)
Net lease expense:
Operating lease expense	$43,429	$85,674
Short-term lease expense	2,407	4,316
Variable lease expense	17,504	33,689
	$63,340	$123,679

The following table presents future minimum lease payments and the impact of discounting.

August 4, 2019
(In thousands)
Final two quarters of fiscal 2019	$81,143
2020	141,047
2021	141,259
2022	117,444
2023	91,165
After 2024	213,965
Future minimum lease payments	$786,023
Impact of discounting	(87,530)
Present value of lease liabilities	$698,493

Balance sheet classification:
Current lease liabilities	$130,182
Non-current lease liabilities	568,311
$698,493

The weighted-average remaining lease term and weighted-average discount rate were as follows:

August 4, 2019
Weighted-average remaining lease term	6.11 years
Weighted-average discount rate	3.75%

The following table presents supplemental cash flow information related to our leases.

	Quarter Ended	Two Quarters Ended
	August 4, 2019	August 4, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$42,965	$84,672
Leased assets obtained in exchange for new operating lease liabilities	69,140	107,874

Disclosures related to periods prior to adoption of ASC 842
The following table details the Company's total rent expense prior to the adoption of ASC 842 as well as the property taxes for leased locations.

	Quarter Ended	Two Quarters Ended
	July 29, 2018	July 29, 2018
	(In thousands)
Total rent expense:
Minimum rent expense	$39,411	$76,608
Common area expenses	5,496	10,671
Rent contingent on sales	3,526	6,472
	$48,433	$93,751

Property taxes for leased locations	$4,191	$8,415

The table below summarizes the Company's contractual arrangements as of February 3, 2019, and the timing and effect that such commitments are expected to have on its liquidity and cash flows in future periods. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitments in respect of lease agreements have been executed, but have not yet commenced.

	Payments Due by Fiscal Year
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Operating leases (minimum rent)	$783,913	$169,822	$147,541	$123,032	$99,471	$73,213	$170,834

NOTE 8. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended		Two Quarters Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
	(In thousands, except per share amounts)
Net income	$124,990	$95,770	$221,593	$170,923
Basic weighted-average number of shares outstanding	130,285	133,986	130,489	134,744
Assumed conversion of dilutive stock options and awards	498	544	571	486
Diluted weighted-average number of shares outstanding	130,783	134,530	131,060	135,230
Basic earnings per share	$0.96	$0.71	$1.70	$1.27
Diluted earnings per share	$0.96	$0.71	$1.69	$1.26

The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the two quarters ended August 4, 2019 and July 29, 2018, 0.1 million and 48.5 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200.0 million and on June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of the Company's common shares. On January 31, 2019, the Company's board of directors approved an additional stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements, and the repurchase program is expected to be completed by January 2021. As of August 4, 2019, the remaining aggregate value of shares available to be repurchased under these programs was $335.6 million.
During the two quarters ended August 4, 2019 and July 29, 2018, 1.0 million and 3.4 million shares, respectively, were repurchased under the program at a total cost of $165.1 million and $406.2 million, respectively.
Subsequent to August 4, 2019, and up to August 30, 2019, 34.1 thousand shares were repurchased at a total cost of $6.1 million.
NOTE 9. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain consolidated balance sheet accounts is as follows:

	August 4, 2019	February 3, 2019
	(In thousands)
Inventories:
Finished goods	$518,180	$420,931
Provision to reduce inventories to net realizable value	(23,886)	(16,089)
	$494,294	$404,842

	August 4, 2019	February 3, 2019
	(In thousands)
Property and equipment, net:
Land	$71,847	$78,636
Buildings	30,192	38,030
Leasehold improvements	402,965	362,571
Furniture and fixtures	106,834	103,733
Computer hardware	80,707	69,542
Computer software	274,922	230,689
Equipment and vehicles	20,281	15,009
Work in progress	84,615	74,271
Property and equipment, gross	1,072,363	972,481
Accumulated depreciation	(455,273)	(405,244)
	$617,090	$567,237
Other non-current assets:
Security deposits	$16,297	$15,793
Deferred lease assets	—	9,286
Other	20,820	12,325
	$37,117	$37,404
Other current liabilities:
Accrued duty, freight, and other operating expenses	$57,654	$49,945
Sales tax collected	13,058	16,091
Accrued capital expenditures	12,561	11,295
Deferred revenue	9,186	8,045
Sales return allowances	8,752	11,318
Accrued rent	7,093	7,331
Forward currency contract liabilities	4,162	1,042
Lease termination liabilities	420	2,293
Other	4,796	5,338
	$117,682	$112,698
Other non-current liabilities:
Tenant inducements	$—	$42,138
Deferred lease liabilities	—	33,406
Other	4,105	6,367
	$4,105	$81,911

NOTE 10. SEGMENTED INFORMATION AND DISAGGREGATED NET REVENUE
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites and mobile apps. Outlets, temporary locations, sales to wholesale accounts, license and supply arrangements, and warehouse sale net revenue have been combined into other.

	Quarter Ended		Two Quarters Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
	(In thousands)
Net revenue:
Company-operated stores	$583,756	$486,368	$1,090,178	$919,499
Direct to consumer	217,636	167,405	427,480	325,248
Other	81,960	69,727	148,009	128,459
	$883,352	$723,500	$1,665,667	$1,373,206
Segmented income from operations:
Company-operated stores	$154,332	$125,868	$275,239	$225,155
Direct to consumer	86,081	67,033	164,756	129,300
Other	16,619	13,094	29,252	24,317
	257,032	205,995	469,247	378,772
General corporate expense	89,050	71,787	172,453	140,259
Income from operations	167,982	134,208	296,794	238,513
Other income (expense), net	1,850	1,591	4,229	4,509
Income before income tax expense	$169,832	$135,799	$301,023	$243,022

Capital expenditures:
Company-operated stores	$42,026	$27,765	$80,736	$47,001
Direct to consumer	7,584	593	13,810	1,314
Corporate and other	17,720	21,335	41,218	35,692
	$67,330	$49,693	$135,764	$84,007
Depreciation and amortization:
Company-operated stores	$23,712	$18,489	$44,772	$35,571
Direct to consumer	2,970	2,302	5,432	4,901
Corporate and other	10,917	7,865	20,218	14,957
	$37,599	$28,656	$70,422	$55,429

The following table disaggregates the Company's net revenue by geographic area. The economic conditions in these areas could affect the amount and timing of the Company's net revenue and cash flows.

	Quarter Ended		Two Quarters Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
	(In thousands)
United States	$621,843	$512,413	$1,175,490	$974,683
Canada	145,605	124,278	269,250	236,427
Outside of North America	115,904	86,809	220,927	162,096
	$883,352	$723,500	$1,665,667	$1,373,206

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
Our healthy lifestyle inspired athletic apparel and accessories are marketed under the lululemon and ivivva brand names. We offer a comprehensive line of apparel and accessories for women, men, and female youth. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other sweaty pursuits. We also offer fitness-related accessories.
Financial Highlights
For the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018:

•	Net revenue increased 22% to $883.4 million. On a constant dollar basis, net revenue increased 23%.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 15%. On a constant dollar basis, total comparable sales increased 17%.

–	Comparable store sales increased 10%, or increased 11% on a constant dollar basis.

–	Direct to consumer net revenue increased 30%, or increased 31% on a constant dollar basis.
Due to the 53rd week in fiscal 2018, comparable sales are calculated on a one week shifted basis such that the 13 weeks and 26 weeks ended August 4, 2019 are compared to the 13 weeks and 26 weeks ended August 5, 2018 rather than July 29, 2018.

•	Gross profit increased 23% to $485.8 million.

•	Gross margin increased 20 basis points to 55.0%.

•	Income from operations increased 25% to $168.0 million.

•	Operating margin increased 50 basis points to 19.0%.

•	Income tax expense increased 12% to $44.8 million. Our effective tax rate for the second quarter of fiscal 2019 was 26.4% compared to 29.5% for the second quarter of fiscal 2018.

•	Diluted earnings per share were $0.96 compared to $0.71 in the second quarter of fiscal 2018.
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

Results of Operations
Second Quarter Results
The following table summarizes key components of our results of operations for the quarters ended August 4, 2019 and July 29, 2018. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
	(In thousands)		(Percentages)
Net revenue	$883,352	$723,500	100.0%	100.0%
Cost of goods sold	397,556	327,306	45.0	45.2
Gross profit	485,796	396,194	55.0	54.8
Selling, general and administrative expenses	317,814	261,986	36.0	36.2
Income from operations	167,982	134,208	19.0	18.5
Other income (expense), net	1,850	1,591	0.2	0.2
Income before income tax expense	169,832	135,799	19.2	18.8
Income tax expense	44,842	40,029	5.1	5.5
Net income	$124,990	$95,770	14.1%	13.2%
Net Revenue
Net revenue increased $159.9 million, or 22%, to $883.4 million for the second quarter of fiscal 2019 from $723.5 million for the second quarter of fiscal 2018. On a constant dollar basis, assuming the average exchange rates for the second quarter of fiscal 2019 remained constant with the average exchange rates for the second quarter of fiscal 2018, net revenue increased $168.3 million, or 23%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores as well as an increase in comparable store sales, increased direct to consumer net revenue, and an increase in net revenue from our other retail locations.
Based on a shifted calendar, total comparable sales, which includes comparable store sales and direct to consumer, increased 15% in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Total comparable sales increased 17% on a constant dollar basis.
Net revenue on a segment basis for the quarters ended August 4, 2019 and July 29, 2018 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
	(In thousands)		(Percentages)
Company-operated stores	$583,756	$486,368	66.1%	67.2%
Direct to consumer	217,636	167,405	24.6	23.1
Other	81,960	69,727	9.3	9.6
Net revenue	$883,352	$723,500	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $97.4 million, or 20%, to $583.8 million in the second quarter of fiscal 2019 from $486.4 million in the second quarter of fiscal 2018. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to July 29, 2018 contributed $55.8 million to the increase. We opened 45 net new company-operated stores since the second quarter of fiscal 2018, including 21 stores in North America, 16 stores in Asia, five stores in Europe, and three stores in Australia/New Zealand.

•
Based on a shifted calendar, a comparable store sales increase of 10% in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Comparable store sales increased 11% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic and improved conversion rates.

Direct to Consumer. Net revenue from our direct to consumer segment increased $50.2 million to $217.6 million in the second quarter of fiscal 2019 from $167.4 million in the second quarter of fiscal 2018. Based on a shifted calendar, direct to consumer net revenue increased 30%, or increased 31% on a constant dollar basis. This was primarily a result of increased website traffic, partially offset by a decrease in dollar value per transaction and lower conversion rates.
Other. Net revenue from our other segment increased $12.2 million, or 18%, to $82.0 million in the second quarter of fiscal 2019 from $69.7 million in the second quarter of fiscal 2018. This increase was primarily the result of an increase in sales to wholesale accounts, and an increased number of temporary locations, including seasonal stores, open during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018.
Gross Profit
Gross profit increased $89.6 million, or 23%, to $485.8 million for the second quarter of fiscal 2019 from $396.2 million for the second quarter of fiscal 2018.
Gross profit as a percentage of net revenue, or gross margin, increased 20 basis points to 55.0% in the second quarter of fiscal 2019 from 54.8% in the second quarter of fiscal 2018. The increase in gross margin was primarily the result of an increase in product margin of 90 basis points which was primarily due to lower product costs, a favorable mix of higher margin product, and lower markdowns.
This was partially offset by an increase in costs as a percentage of revenue related to our distribution centers and our product departments of 30 basis points, an increase in occupancy and depreciation costs as a percentage of revenue of 20 basis points, and an unfavorable impact of foreign exchange rates of 20 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $55.8 million, or 21%, to $317.8 million in the second quarter of fiscal 2019 from $262.0 million in the second quarter of fiscal 2018. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $32.3 million, comprised of:

–
an increase in employee costs of $17.3 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher incentive compensation expenses;

–	an increase in variable costs of $10.3 million primarily due to an increase in distribution costs, credit card fees, and packaging costs as a result of increased net revenue; and

–	an increase in other costs of $4.7 million primarily due to increases in information technology costs, repairs and maintenance, and other costs associated with our operating locations;

•	an increase in head office costs of $26.8 million, comprised of:

–	an increase in employee costs of $15.4 million primarily due to additional employees to support the growth in our business, and due to increased incentive and stock-based compensation expense; and

–	an increase in other costs of $11.3 million primarily due to increases in depreciation, brand and community costs, professional fees, information technology costs, and other head office costs; and

•
an increase in net foreign exchange and derivative revaluation gains of $3.2 million. There were net foreign exchange and derivative revaluation gains of $0.7 million in the second quarter of fiscal 2019 compared to net foreign exchange revaluation losses of $2.6 million in the second quarter of fiscal 2018.

As a percentage of net revenue, selling, general and administrative expenses decreased 20 basis points, to 36.0% in the second quarter of fiscal 2019 from 36.2% in the second quarter of fiscal 2018.
Income from Operations
Income from operations increased $33.8 million, or 25%, to $168.0 million in the second quarter of fiscal 2019 from $134.2 million in the second quarter of fiscal 2018. Operating margin increased 50 basis points to 19.0% compared to 18.5% in the second quarter of fiscal 2018.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.

Segmented income from operations for the quarters ended August 4, 2019 and July 29, 2018 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
	(In thousands)		(Percentage of segment revenue)
Segmented income from operations:
Company-operated stores	$154,332	$125,868	26.4%	25.9%
Direct to consumer	86,081	67,033	39.6	40.0
Other	16,619	13,094	20.3	18.8
	257,032	205,995
General corporate expense	89,050	71,787
Income from operations	$167,982	$134,208
Company-Operated Stores. Income from operations from our company-operated stores segment increased $28.5 million, or 23%, to $154.3 million for the second quarter of fiscal 2019 from $125.9 million for the second quarter of fiscal 2018. The increase was primarily the result of increased gross profit of $52.4 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to an increase in employee costs, primarily due to an increased number of company-operated stores and higher incentive compensation expenses, increased store operating expenses including higher credit card fees, packaging costs, and distribution costs as a result of higher net revenue, as well as increases in repairs and maintenance costs, security, and information technology costs. Income from operations as a percentage of company-operated stores net revenue increased 50 basis points primarily due to higher gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $19.0 million, or 28%, to $86.1 million for the second quarter of fiscal 2019 from $67.0 million for the second quarter of fiscal 2018. The increase was primarily the result of increased gross profit of $33.2 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due higher variable costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, as well as higher professional fees, increased employee costs, and higher information technology costs. Income from operations as a percentage of direct to consumer net revenue decreased 40 basis points primarily due to deleverage on selling, general and administrative expenses, partially offset by higher gross margin.
Other. Other income from operations increased $3.5 million, or 27%, to $16.6 million for the second quarter of fiscal 2019 from $13.1 million for the second quarter of fiscal 2018. The increase was primarily the result of increased gross profit of $4.0 million which was due to increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to increased employee costs, primarily due to an increased number of temporary locations, and increased operating expenses including distribution costs and credit card fees as a result of higher net revenue, partially offset by a decrease in marketing costs. Income from operations as a percentage of other net revenue increased 150 basis points primarily due to leverage on selling, general and administrative expenses, partially offset by a decrease in gross margin.
General Corporate Expense. General corporate expense increased $17.3 million, or 24%, to $89.1 million for the second quarter of fiscal 2019 from $71.8 million for the second quarter of fiscal 2018. This increase was primarily due to increases in head office employee costs, depreciation, professional fees, information technology costs, and an increase in net foreign exchange and derivative revaluation gains of $3.2 million.
Other Income (Expense), Net
Other income, net increased $0.3 million, or 16%, to $1.8 million for the second quarter of fiscal 2019 from income of $1.6 million for the second quarter of fiscal 2018. The increase was primarily due to a decrease in interest expense primarily related to borrowings on our revolving credit facility during the second quarter of fiscal 2018. The increase in other income, net was partially offset by a decrease in net interest income.
Income Tax Expense
Income tax expense increased $4.8 million, or 12%, to $44.8 million for the second quarter of fiscal 2019 from $40.0 million for the second quarter of fiscal 2018. The effective tax rate for the second quarter of fiscal 2019 was 26.4% compared to 29.5% for the second quarter of fiscal 2018. The decrease in the effective tax rate was primarily due to changes in legislation and guidance related to global intangible low-taxed income ("GILTI") taxes which were released during the fourth quarter of fiscal 2018, and due to new regulations which resulted in additional foreign tax credits being recognized in the second quarter of fiscal 2019.
Net Income
Net income increased $29.2 million, or 31%, to $125.0 million for the second quarter of fiscal 2019 from $95.8 million for the second quarter of fiscal 2018. This was primarily due to an increase in gross profit of $89.6 million, and an increase in other income (expense), net of $0.3 million, partially offset by an increase in selling, general and administrative expenses of $55.8 million, and an increase in income tax expense of $4.8 million.
First Two Quarters Results
The following table summarizes key components of our results of operations for the first two quarters ended August 4, 2019 and July 29, 2018. The percentages are presented as a percentage of net revenue.

	Two Quarters Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
	(In thousands)		(Percentages)
Net revenue	$1,665,667	$1,373,206	100.0%	100.0%
Cost of goods sold	758,151	632,279	45.5	46.0
Gross profit	907,516	740,927	54.5	54.0
Selling, general and administrative expenses	610,722	502,414	36.7	36.6
Income from operations	296,794	238,513	17.8	17.4
Other income (expense), net	4,229	4,509	0.3	0.3
Income before income tax expense	301,023	243,022	18.1	17.7
Income tax expense	79,430	72,099	4.8	5.3
Net income	$221,593	$170,923	13.3%	12.4%
Net Revenue
Net revenue increased $292.5 million, or 21%, to $1.666 billion for the first two quarters of fiscal 2019 from $1.373 billion for the first two quarters of fiscal 2018. On a constant dollar basis, assuming the average exchange rates for the first two quarters of fiscal 2019 remained constant with the average exchange rates for the first two quarters of fiscal 2018, net revenue increased $313.4 million, or 23%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores as well as an increase in comparable store sales, increased direct to consumer net revenue, and an increase in net revenue from our other retail locations.
Based on a shifted calendar, total comparable sales, which includes comparable store sales and direct to consumer, increased 15% in the first two quarters of fiscal 2019 compared to the first two quarters of fiscal 2018. Total comparable sales increased 16% on a constant dollar basis.
Net revenue on a segment basis for the first two quarters ended August 4, 2019 and July 29, 2018 is summarized below. The percentages are presented as a percentage of total net revenue.

	Two Quarters Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
	(In thousands)		(Percentages)
Company-operated stores	$1,090,178	$919,499	65.4%	67.0%
Direct to consumer	427,480	325,248	25.7	23.7
Other	148,009	128,459	8.9	9.3
Net revenue	$1,665,667	$1,373,206	100.0%	100.0%

Company-Operated Stores. Net revenue from our company-operated stores segment increased $170.7 million, or 19%, to $1.090 billion in the first two quarters of fiscal 2019 from $919.5 million in the first two quarters of fiscal 2018. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to July 29, 2018 contributed $100.1 million to the increase. We opened 45 net new company-operated stores since the second quarter of fiscal 2018, including 21 stores in North America, 16 stores in Asia, five stores in Europe, and three stores in Australia/New Zealand.

•
Based on a shifted calendar, a comparable store sales increase of 8% in the first two quarters of fiscal 2019 compared to the first two quarters of fiscal 2018. Comparable store sales increased 9% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic and improved conversion rates.

Direct to Consumer. Net revenue from our direct to consumer segment increased $102.2 million to $427.5 million in the first two quarters of fiscal 2019 from $325.2 million in the first two quarters of fiscal 2018. Based on a shifted calendar, direct to consumer net revenue increased 31%, or increased 33% on a constant dollar basis. This was primarily a result of increased website traffic, partially offset by a decrease in dollar value per transaction and lower conversion rates.
Other. Net revenue from our other segment increased $19.6 million, or 15%, to $148.0 million in the first two quarters of fiscal 2019 from $128.5 million in the first two quarters of fiscal 2018. This increase was primarily the result of an increased number of temporary locations, including seasonal stores, open during the first two quarters of fiscal 2019 compared to the first two quarters of fiscal 2018 and an increase in net revenue from sales to wholesale accounts.
Gross Profit
Gross profit increased $166.6 million, or 22%, to $907.5 million for the first two quarters of fiscal 2019 from $740.9 million for the first two quarters of fiscal 2018.
Gross profit as a percentage of net revenue, or gross margin, increased 50 basis points, to 54.5% in the first two quarters of fiscal 2019 from 54.0% in the first two quarters of fiscal 2018. The increase in gross margin was primarily the result of an increase in product margin of 140 basis points which was primarily due to lower product costs, a favorable mix of higher margin product, and lower markdowns.
This was partially offset by an increase in costs as a percentage of revenue related to our distribution centers and our product departments of 40 basis points, an unfavorable impact of foreign exchange rates of 30 basis points, and an increase in occupancy and depreciation costs as a percentage of revenue of 10 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $108.3 million, or 22%, to $610.7 million in the first two quarters of fiscal 2019 from $502.4 million in the first two quarters of fiscal 2018. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $65.4 million, comprised of:

–
an increase in employee costs of $34.3 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher incentive compensation expenses;

–	an increase in variable costs of $18.2 million primarily due to an increase in distribution costs, credit card fees, and packaging costs as a result of increased net revenue; and

–
an increase in other costs of $12.9 million primarily due to an increase in digital marketing expenses, information technology costs, repairs and maintenance costs, security costs, and other costs associated with our operating locations;

•	an increase in head office costs of $45.6 million, comprised of:

–	an increase in employee costs of $27.4 million primarily due to additional employees to support the growth in our business and increased incentive and stock-based compensation expense; and

–	an increase in other costs of $18.2 million primarily due to an increase in professional fees, depreciation, brand and community costs, information technology costs, and other head office costs.

The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign exchange and derivative revaluation losses of $2.7 million.
As a percentage of net revenue, selling, general and administrative expenses increased 10 basis points, to 36.7% in the first two quarters of fiscal 2019 from 36.6% in the first two quarters of fiscal 2018.
Income from Operations
Income from operations increased $58.3 million, or 24%, to $296.8 million in the first two quarters of fiscal 2019 from $238.5 million in the first two quarters of fiscal 2018. Operating margin increased 40 basis points to 17.8% compared to 17.4% in the first two quarters of fiscal 2018.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.
Segmented income from operations for the first two quarters ended August 4, 2019 and July 29, 2018 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Two Quarters Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
	(In thousands)		(Percentage of segment revenue)
Segmented income from operations:
Company-operated stores	$275,239	$225,155	25.2%	24.5%
Direct to consumer	164,756	129,300	38.5	39.8
Other	29,252	24,317	19.8	18.9
	469,247	378,772
General corporate expense	172,453	140,259
Income from operations	$296,794	$238,513
Company-Operated Stores. Income from operations from our company-operated stores segment increased $50.1 million, or 22%, to $275.2 million for the first two quarters of fiscal 2019 from $225.2 million for the first two quarters of fiscal 2018. The increase was primarily the result of increased gross profit of $93.8 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to increased employee costs, primarily due to an increased number of company-operated stores and higher incentive compensation expenses, increased store operating expenses including higher credit card fees, distribution costs, and packaging costs as a result of higher net revenue, as well as increases in repairs and maintenance costs and security costs. Income from operations as a percentage of company-operated stores net revenue increased by 70 basis points, primarily due to an increase in gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $35.5 million, or 27%, to $164.8 million for the first two quarters of fiscal 2019 from $129.3 million for the first two quarters of fiscal 2018. The increase was primarily the result of increased gross profit of $65.4 million which was primarily due to increased net revenue. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, as well as higher digital marketing expenses, employee costs, professional fees, and information technology costs. Income from operations as a percentage of direct to consumer net revenue decreased 130 basis points, primarily due to deleverage on selling, general and administrative expenses and a decrease in gross margin.
Other. Other income from operations increased $4.9 million, or 20%, to $29.3 million for the first two quarters of fiscal 2019 from $24.3 million for the first two quarters of fiscal 2018. The increase was primarily the result of increased gross profit of $7.4 million which was primarily due to increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, increased operating expenses including higher credit card fees and higher distribution costs as a result of higher net revenue, partially offset by lower community costs. Income from operations as a percentage of other net revenue increased 90 basis points, primarily due to leverage on selling, general and administrative expenses, partially offset by a decrease in gross margin.
General Corporate Expense. General corporate expense increased $32.2 million, or 23%, to $172.5 million for the first two quarters of fiscal 2019 from $140.3 million for the first two quarters of fiscal 2018. This increase was primarily due to increases in head office employee costs, professional fees, depreciation, information technology costs, and brand and community costs, partially offset by a decrease in net foreign exchange and derivative revaluation losses of $2.7 million.

Other Income (Expense), Net
Other income, net decreased $0.3 million, or 6%, to $4.2 million for the first two quarters of fiscal 2019 from income of $4.5 million for the first two quarters of fiscal 2018. The decrease was primarily due to a decrease in net interest income, primarily due to a decrease in cash and cash equivalents in the first two quarters of fiscal 2019 compared to the first two quarters of fiscal 2018. The decrease in other income, net was partially offset by a decrease in interest expense, primarily related to borrowings on our revolving credit facility during the first two quarters of fiscal 2018.
Income Tax Expense
Income tax expense increased $7.3 million, or 10%, to $79.4 million for the first two quarters of fiscal 2019 from $72.1 million for the first two quarters of fiscal 2018. The effective tax rate for the first two quarters of fiscal 2019 was 26.4% compared to 29.7% for the first two quarters of fiscal 2018. The decrease in the effective tax rate was primarily due to changes in legislation and guidance related to GILTI taxes which were released during the fourth quarter of fiscal 2018, new regulations which resulted in additional foreign tax credits, and due to an increase in tax deductions related to stock-based compensation.
Net Income
Net income increased $50.7 million, or 30%, to $221.6 million for the first two quarters of fiscal 2019 from $170.9 million for the first two quarters of fiscal 2018. This was primarily due to an increase in gross profit of $166.6 million, partially offset by an increase in selling, general and administrative expenses of $108.3 million, an increase in income tax expense of $7.3 million, and a decrease in other income (expense), net of $0.3 million.
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

Constant dollar changes in net revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	Quarter Ended August 4, 2019		Two Quarters Ended August 4, 2019
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change	$159,852	22%	$292,461	21%
Adjustments due to foreign exchange rate changes	8,437	1	20,968	2
Change in constant dollars	$168,289	23%	$313,429	23%
Constant dollar changes in total comparable sales, comparable store sales, and direct to consumer net revenue
Due to the 53rd week in fiscal 2018, the below changes in total comparable sales, comparable store sales, and direct to consumer net revenue are calculated on a one week shifted basis such that the 13 weeks and 26 weeks ended August 4, 2019 are compared to the 13 weeks and 26 weeks ended August 5, 2018 rather than July 29, 2018.

	Quarter Ended August 4, 2019			Two Quarters Ended August 4, 2019
	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue
Change	15%	10%	30%	15%	8%	31%
Adjustments due to foreign exchange rate changes	2	1	1	1	1	2
Change in constant dollars	17%	11%	31%	16%	9%	33%
__________

(1)	Total comparable sales includes comparable store sales and direct to consumer sales.

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
As of August 4, 2019, our working capital, excluding cash and cash equivalents, was $156.7 million, our cash and cash equivalents were $623.7 million, and our capacity under our revolving facility was $398.2 million.

The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	Two Quarters Ended
	August 4, 2019	July 29, 2018
	(In thousands)
Total cash provided by (used in):
Operating activities	$50,042	$210,026
Investing activities	(131,969)	(89,292)
Financing activities	(170,985)	(300,239)
Effect of exchange rate changes on cash	(4,670)	(33,155)
Decrease in cash and cash equivalents	$(257,582)	$(212,660)
Operating Activities
Cash flows provided by or used in operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense, and the effect of changes in operating assets and liabilities.
Cash provided by operating activities decreased $160.0 million, to $50.0 million for the first two quarters of fiscal 2019 compared to $210.0 million for the first two quarters of fiscal 2018, primarily as a result of the following:

•	an increase in cash used in operating activities of $231.0 million as a result of the change in operating assets and liabilities, primarily due to the following:

–	$89.4 million related to income taxes, primarily due to payments for withholding taxes on repatriated foreign earnings, as well as timing of tax installments;

–	$71.1 million related to accounts payable, primarily due to a change in our payment terms in the prior fiscal year;

–	$40.0 million related to other prepaid expenses and other current and non-current assets; and

–	$28.0 million related to inventory, primarily due to an increase in inventory purchases.
This was partially offset by an increase of $50.7 million in net income, and an increase of $20.3 million in non-cash expenses primarily related to an increase in depreciation and stock-based compensation expense.
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
Cash used in investing activities increased $42.7 million to $132.0 million for the first two quarters of fiscal 2019 from $89.3 million for the first two quarters of fiscal 2018. The increase was primarily the result of an increase in capital expenditures related to our company-operated stores, primarily as a result of an increased number of new company-operated stores as well as an increase in renovations and relocations of existing stores. Increased capital expenditures related to our direct to consumer channel, as well as increased corporate capital expenditures primarily related to information technology and business systems, also contributed to the increase in cash used in investing activities.
Financing Activities
Cash flows used in financing activities consist primarily of cash used to repurchase shares of our common stock, changes in our revolving credit facility, certain cash flows related to stock-based compensation, and other financing activities.
Cash used in financing activities decreased $129.3 million to $171.0 million for the first two quarters of fiscal 2019 compared to $300.2 million for the first two quarters of fiscal 2018. The decrease was primarily the result of a decrease in our stock repurchases, partially offset by a decrease of net borrowings on our revolving credit facility.
On November 29, 2017, our board of directors approved a program to repurchase shares of our common stock up to an aggregate value of $200.0 million, and on June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of our common shares. On January 31, 2019, our board of directors approved an additional stock repurchase program for up to $500.0 million of our common shares on the open market or in privately negotiated transactions.
Our cash used in financing activities for the first two quarters of fiscal 2019 included $165.1 million to repurchase 1.0 million shares of our common stock compared to $406.2 million to repurchase 3.4 million shares for the first two quarters of fiscal 2018. During the first quarter of fiscal 2019, we repurchased 1.0 million shares in a private transaction, and during the second quarter of fiscal 2018, we repurchased 3.3 million shares in a private transaction. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
On June 6, 2018, we entered into Amendment No. 1 to the credit agreement. The Amendment amended the credit agreement to provide for (i) an increase in the aggregate commitments under the unsecured five-year revolving credit facility to $400.0 million, with an increase of the sub-limits for the issuance of letters of credit and extensions of swing line loans to $50.0 million for each, (ii) an increase in the option, subject to certain conditions as set forth in the credit agreement, to request increases in commitments under the revolving facility from $400.0 million to $600.0 million and (iii) an extension in the maturity of the revolving facility from December 15, 2021 to June 6, 2023.
In addition, the Amendment decreased the applicable margins for LIBOR loans from 1.00%-1.75% to 1.00%-1.50% and for alternate base rate loans from 0.00%-0.75% to 0.00%-0.50%, reduced the commitment fee on average daily unused amounts under the revolving facility from 0.125%-0.200% to 0.10%-0.20%, and reduced fees for unused letters of credit from 1.00%-1.75% to 1.00%-1.50%.
As of August 4, 2019, aside from letters of credit of $1.8 million, we had no other borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of August 4, 2019, letters of credit and letters of guarantee totaling $1.8 million had been issued.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our fiscal 2018 Annual Report on Form 10-K filed with the SEC on March 27, 2019, and in Notes 2, 5, 6, and 7 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Operating Locations
Our company-operated stores by country as of August 4, 2019 and February 3, 2019 are summarized in the table below.

	August 4, 2019	February 3, 2019
United States	292	285
Canada	64	64
Australia	31	29
China (1)	28	22
United Kingdom	13	12
New Zealand	7	7
Japan	6	5
Germany	5	5
South Korea	5	4
Singapore	4	3
France	1	1
Ireland	1	1
Netherlands	1	—
Sweden	1	1
Switzerland	1	1
Total company-operated stores	460	440
__________

(1)
Included within China as of August 4, 2019, were six company-operated stores in the Hong Kong Special Administrative Region, one company-operated store in the Macao Special Administration Region, and one company-operated store in the Taiwan Province. As of February 3, 2019, there were five company-operated stores in the Hong Kong Special Administrative Region, one company-operated store in the Macao Special Administration Region, and one company-operated store in the Taiwan Province.

Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of August 4, 2019, there were eight licensed locations, including four in Mexico, three in the United Arab Emirates, and one in Qatar.
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
As of August 4, 2019, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first two quarters of fiscal 2019, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $4.7 million increase in accumulated other comprehensive loss within stockholders' equity. During the first two quarters of fiscal 2018, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $62.6 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first two quarters of fiscal 2019 would have resulted in lower income from operations of approximately $1.2 million in the first two quarters of fiscal 2019. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the first two quarters of fiscal 2019. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our revolving credit facility provides us with available borrowings in an amount up to $400.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of August 4, 2019, aside from letters of credit of $1.8 million, we had no other borrowings outstanding under this credit facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at August 4, 2019. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at August 4, 2019, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended August 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to source and sell our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.
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

We are dependent on international trade agreements and regulations. The countries in which we produce and sell our products could impose or increase tariffs, duties, or other similar charges that could negatively affect our results of operations, financial position, or cash flows.
Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and China, Canada, or other countries where we sell or source our products, could negatively impact our results of operations or cash flows. The current political administrations in the United States and China have proposed tariffs which increase the costs of our products. It is possible that further tariffs may be introduced, or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products from China, or could require us to source our products from other countries.
The invocation of Article 50 of the Treaty of the European Union ("EU") by the United Kingdom ("UK") initiated the withdrawal of the UK from the EU, commonly referred to as "Brexit". There is significant uncertainty related to how the UK's trade, duties, and customs arrangements with the EU will be impacted by Brexit as well as the impact on the movement of goods, people, and capital between the UK and the EU. There could be changes in economic conditions in the UK or EU, including foreign exchange rates and consumer markets. Our business could be adversely affected by these changes, including by additional duties on the importation of our products into the UK from the EU and as a result of shipping delays or congestion.
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
A significant portion of our products are produced in South and South East Asia and increases in the costs of labor and other costs of doing business in the countries in this area could significantly increase our costs to produce our products and could have a negative impact on our operations and earnings. Factors that could negatively affect our business include a potential significant revaluation of the currencies used in these countries, which may result in an increase in the cost of producing products, labor shortage and increases in labor costs, and difficulties and additional costs in transporting products manufactured from these countries to our distribution centers. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of "normal trade relations" status with any country in which our products are manufactured, could significantly increase our cost of products and harm our business.
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

•
disruptions or delays in shipments whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions; and

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended August 4, 2019 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 6, 2019 - June 2, 2019	2,429	$163.35	2,429	$336,773,231
June 3, 2019 - July 7, 2019	7,136	164.29	7,136	335,600,874
July 8, 2019 - August 4, 2019	—	—	—	335,600,874
Total	9,565		9,565
__________

(1)	Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2019.

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

The following table provides information regarding our purchases of shares of our common stock during the quarter ended August 4, 2019 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 6, 2019 - June 2, 2019	6,313	$169.23	6,313	4,777,113
June 3, 2019 - July 7, 2019	6,147	177.75	6,147	4,770,966
July 8, 2019 - August 4, 2019	6,080	190.06	6,080	4,764,886
Total	18,540		18,540
__________

(1)	Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2019.

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

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2019, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ PATRICK J. GUIDO
Patrick J. Guido
Chief Financial Officer
(principal financial and accounting officer)
Dated: September 5, 2019

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

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2019, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Furnished herewith.