Form 10-Q
period 2019-11-03
lululemon athletica inc.
filed 2019-12-11
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 6, 2019, there were 123,334,595 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At December 6, 2019, there were outstanding 6,960,312 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at December 6, 2019, the registrant had outstanding 6,960,312 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	November 3, 2019	February 3, 2019
ASSETS
Current assets
Cash and cash equivalents	$586,153	$881,320
Accounts receivable	35,744	35,786
Inventories	627,102	404,842
Prepaid and receivable income taxes	126,715	49,385
Other prepaid expenses and other current assets	75,962	57,949
	1,451,676	1,429,282
Property and equipment, net	656,372	567,237
Right-of-use lease assets	652,492	—
Goodwill	24,478	24,239
Deferred income tax assets	26,339	26,549
Other non-current assets	43,787	37,404
	$2,855,144	$2,084,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$116,281	$95,533
Accrued inventory liabilities	10,074	16,241
Accrued compensation and related expenses	98,442	109,181
Current lease liabilities	131,385	—
Current income taxes payable	12,351	67,412
Unredeemed gift card liability	75,025	99,412
Other current liabilities	131,211	112,698
	574,769	500,477
Non-current lease liabilities	563,925	—
Non-current income taxes payable	48,226	42,099
Deferred income tax liabilities	14,190	14,249
Other non-current liabilities	5,298	81,911
	1,206,408	638,736
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 6,960 and 9,332 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 6,960 and 9,332 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 123,336 and 121,600 issued and outstanding	617	608
Additional paid-in capital	343,335	315,285
Retained earnings	1,522,921	1,346,890
Accumulated other comprehensive loss	(218,137)	(216,808)
	1,648,736	1,445,975
	$2,855,144	$2,084,711
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net revenue	$916,138	$747,655	$2,581,805	$2,120,861
Cost of goods sold	411,094	340,878	1,169,245	973,157
Gross profit	505,044	406,777	1,412,560	1,147,704
Selling, general and administrative expenses	329,215	270,874	939,937	773,288
Income from operations	175,829	135,903	472,623	374,416
Other income (expense), net	1,925	2,044	6,154	6,553
Income before income tax expense	177,754	137,947	478,777	380,969
Income tax expense	51,772	43,534	131,202	115,633
Net income	$125,982	$94,413	$347,575	$265,336

Other comprehensive income (loss):
Foreign currency translation adjustment	9,880	(7,318)	(1,329)	(68,539)
Comprehensive income	$135,862	$87,095	$346,246	$196,797

Basic earnings per share	$0.97	$0.71	$2.67	$1.98
Diluted earnings per share	$0.96	$0.71	$2.65	$1.97
Basic weighted-average number of shares outstanding	130,282	132,406	130,420	133,964
Diluted weighted-average number of shares outstanding	130,805	133,077	130,975	134,512
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended November 3, 2019
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at August 4, 2019	7,381	7,381	$—	122,921	$615	$329,915	$1,404,866	$(228,017)	$1,507,379
Net income							125,982		125,982
Foreign currency translation adjustment								9,880	9,880
Common stock issued upon exchange of exchangeable shares	(421)	(421)	—	421	2	(2)			—
Stock-based compensation expense						14,065			14,065
Common stock issued upon settlement of stock-based compensation				50	—	1,516			1,516
Shares withheld related to net share settlement of stock-based compensation				(12)	—	(2,093)			(2,093)
Repurchase of common stock				(44)	—	(66)	(7,927)		(7,993)
Balance at November 3, 2019	6,960	6,960	$—	123,336	$617	$343,335	$1,522,921	$(218,137)	$1,648,736

	Quarter Ended October 28, 2018
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at July 29, 2018	9,776	9,776	$—	122,656	$613	$299,702	$1,224,044	$(204,144)	$1,320,215
Net income							94,413		94,413
Foreign currency translation adjustment								(7,318)	(7,318)
Stock-based compensation expense						5,568			5,568
Common stock issued upon settlement of stock-based compensation				87	1	3,504			3,505
Shares withheld related to net share settlement of stock-based compensation				(11)	(1)	(1,536)			(1,537)
Repurchase of common stock				(65)	—	(84)	(8,005)		(8,089)
Balance at October 28, 2018	9,776	9,776	$—	122,667	$613	$307,154	$1,310,452	$(211,462)	$1,406,757

	Three Quarters Ended November 3, 2019
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at February 3, 2019	9,332	9,332	$—	121,600	$608	$315,285	$1,346,890	$(216,808)	$1,445,975
Net income							347,575		347,575
Foreign currency translation adjustment								(1,329)	(1,329)
Common stock issued upon exchange of exchangeable shares	(2,372)	(2,372)	—	2,372	12	(12)			—
Stock-based compensation expense						36,070			36,070
Common stock issued upon settlement of stock-based compensation				547	3	15,027			15,030
Shares withheld related to net share settlement of stock-based compensation				(129)	(1)	(21,492)			(21,493)
Repurchase of common stock				(1,054)	(5)	(1,543)	(171,544)		(173,092)
Balance at November 3, 2019	6,960	6,960	$—	123,336	$617	$343,335	$1,522,921	$(218,137)	$1,648,736

	Three Quarters Ended October 28, 2018
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 28, 2018	9,781	9,781	$—	125,650	$628	$284,253	$1,455,002	$(142,923)	$1,596,960
Net income							265,336		265,336
Foreign currency translation adjustment								(68,539)	(68,539)
Common stock issued upon exchange of exchangeable shares	(5)	(5)	—	5	—	—			—
Stock-based compensation expense						18,616			18,616
Common stock issued upon settlement of stock-based compensation				524	3	17,254			17,257
Shares withheld related to net share settlement of stock-based compensation				(92)	(1)	(8,537)			(8,538)
Repurchase of common stock				(3,420)	(17)	(4,432)	(409,886)		(414,335)
Balance at October 28, 2018	9,776	9,776	$—	122,667	$613	$307,154	$1,310,452	$(211,462)	$1,406,757
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Three Quarters Ended
	November 3, 2019	October 28, 2018
Cash flows from operating activities
Net income	$347,575	$265,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,444	87,115
Stock-based compensation expense	36,070	18,616
Settlement of derivatives not designated in a hedging relationship	(3,375)	(4,670)
Changes in operating assets and liabilities:
Inventories	(225,124)	(177,890)
Prepaid and receivable income taxes	(77,330)	(27,645)
Other prepaid expenses and other current and non-current assets	(63,107)	(18,402)
Accounts payable	21,085	129,617
Accrued inventory liabilities	(5,940)	(392)
Accrued compensation and related expenses	(10,223)	18,009
Current income taxes payable	(54,700)	9,817
Unredeemed gift card liability	(24,183)	(17,827)
Non-current income taxes payable	6,127	5,844
Right-of-use lease assets and current and non-current lease liabilities	9,794	—
Other current and non-current liabilities	23,993	29,348
Net cash provided by operating activities	95,106	316,876
Cash flows from investing activities
Purchase of property and equipment	(214,217)	(156,746)
Settlement of net investment hedges	3,378	(8,397)
Other investing activities	(1,636)	(771)
Net cash used in investing activities	(212,475)	(165,914)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	15,030	17,257
Taxes paid related to net share settlement of stock-based compensation	(21,493)	(8,538)
Repurchase of common stock	(173,092)	(414,335)
Other financing activities	—	(745)
Net cash used in financing activities	(179,555)	(406,361)
Effect of exchange rate changes on cash and cash equivalents	1,757	(31,495)
Decrease in cash and cash equivalents	(295,167)	(286,894)
Cash and cash equivalents, beginning of period	$881,320	$990,501
Cash and cash equivalents, end of period	$586,153	$703,607
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel and accessories. The Company primarily conducts its business through company-operated stores and direct to consumer through e-commerce. It also generates net revenue from outlets, sales from temporary locations, sales to wholesale accounts, license and supply arrangements, and warehouse sales. The Company operates stores in the United States, Canada, China, Australia, the United Kingdom, Japan, New Zealand, Germany, South Korea, Singapore, France, Sweden, Ireland, the Netherlands, and Switzerland. There were 479 and 440 company-operated stores in operation as of November 3, 2019 and February 3, 2019, respectively.
Basis of presentation
The unaudited interim consolidated financial statements as of November 3, 2019 and for the quarters and three quarters ended November 3, 2019 and October 28, 2018 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 3, 2019 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended February 3, 2019, which are included in Item 8 in the Company's fiscal 2018 Annual Report on Form 10-K filed with the SEC on March 27, 2019. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2018 Annual Report on Form 10-K. Except as disclosed in Note 2 of these unaudited interim consolidated financial statements pertaining to the adoption of new accounting pronouncements, there have been no significant changes to the Company's significant accounting policies as described in the Company's fiscal 2018 Annual Report on Form 10-K.
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
Recently issued accounting pronouncements
In August 2018, the FASB released guidance on ASC 350-40, "Intangibles-Goodwill and Other-Internal-Use Software". This update requires a customer in a cloud computing service arrangement to follow the internal-use software guidance in order to determine which implementation costs to defer and recognize as an asset. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements but does not believe it will have a material impact.

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
The Company had no borrowings outstanding under this credit facility as of November 3, 2019 and February 3, 2019. As of November 3, 2019, the Company had letters of credit of $2.0 million outstanding.
NOTE 4. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $35.7 million and $19.0 million for the three quarters ended November 3, 2019 and October 28, 2018, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $70.3 million at November 3, 2019, which is expected to be recognized over a weighted-average period of 2.2 years.
A summary of the balances of the Company's stock-based compensation plans as of November 3, 2019, and changes during the first three quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance at February 3, 2019	870	$73.34	280	$78.01	6	$124.19	440	$73.73	44	$146.12
Granted	324	167.99	93	142.29	7	175.82	121	168.41	—	—
Exercised/released	247	60.95	97	72.04	6	124.19	182	70.38	15	179.67
Forfeited/expired	54	88.90	15	94.30	—	—	29	95.27	—	—
Balance at November 3, 2019	893	$110.17	261	$102.23	7	$175.82	350	$106.39	29	$200.69
Exercisable at November 3, 2019	152	$72.32

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first three quarters of fiscal 2019:

Three Quarters Ended November 3, 2019
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the quarter ended November 3, 2019, there were 21.5 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $6.4 million and $4.7 million in the first three quarters of fiscal 2019 and fiscal 2018, respectively.
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

Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of November 3, 2019 and February 3, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	November 3, 2019	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$278,080	$278,080	$—	$—	Cash and cash equivalents
Treasury bills	26,619	26,619	—	—	Cash and cash equivalents
Term deposits	66,736	—	66,736	—	Cash and cash equivalents
Forward currency contract assets	2,934	—	2,934	—	Other prepaid expenses and other current assets
Forward currency contract liabilities	3,964	—	3,964	—	Other current liabilities

	February 3, 2019	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$471,888	$471,888	$—	$—	Cash and cash equivalents
Treasury bills	99,958	99,958	—	—	Cash and cash equivalents
Term deposits	63,522	—	63,522	—	Cash and cash equivalents
Forward currency contract assets	516	—	516	—	Other prepaid expenses and other current assets
Forward currency contract liabilities	1,042	—	1,042	—	Other current liabilities

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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. Hedge effectiveness is measured using a method based on changes in forward exchange rates. The Company recorded no ineffectiveness from net investment hedges during the first three quarters of fiscal 2019.
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
During the first three quarters of fiscal 2019, the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within other prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of November 3, 2019, there were derivative assets of $2.9 million and derivative liabilities of $4.0 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	November 3, 2019			February 3, 2019
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$196,000	$—	$3,317	$328,000	$—	$1,042
Derivatives not designated in a hedging relationship:
Forward currency contracts	241,000	2,934	647	309,000	516	—
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$2,934	$3,964		$516	$1,042

The forward currency contracts designated as net investment hedges outstanding as of November 3, 2019 mature on different dates between November 2019 and March 2020.
The forward currency contracts not designated in a hedging relationship outstanding as of November 3, 2019 mature on different dates between November 2019 and March 2020.

The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income were as follows:

	Quarter Ended		Three Quarters Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
	(In thousands)
(Losses) gains recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$(839)	$2,291	$1,103	$18,829

No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Quarter Ended		Three Quarters Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
	(In thousands)
(Losses) gains recognized in selling, general and administrative expenses:
Foreign exchange (losses) gains	$(2,945)	$395	$(1,700)	$12,999
Derivatives not designated in a hedging relationship	(94)	(1,715)	(1,603)	(17,301)
Net foreign exchange and derivative (losses) gains	$(3,039)	$(1,320)	$(3,303)	$(4,302)

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
NOTE 7. LEASES
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of November 3, 2019, the lease terms of the various leases range from two to 15 years. The majority of the Company's leases include renewal options at the sole discretion of the Company. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term.

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

	Quarter Ended	Three Quarters Ended
	November 3, 2019	November 3, 2019
	(In thousands)
Net lease expense:
Operating lease expense	$44,497	$130,171
Short-term lease expense	2,680	6,996
Variable lease expense	17,972	51,661
	$65,149	$188,828

The following table presents future minimum lease payments and the impact of discounting.

November 3, 2019
(In thousands)
Final quarter of fiscal 2019	$39,438
2020	144,260
2021	148,987
2022	123,962
2023	97,445
After 2024	225,243
Future minimum lease payments	$779,335
Impact of discounting	(84,025)
Present value of lease liabilities	$695,310

Balance sheet classification:
Current lease liabilities	$131,385
Non-current lease liabilities	563,925
$695,310

The weighted-average remaining lease term and weighted-average discount rate were as follows:

November 3, 2019
Weighted-average remaining lease term	6.02 years
Weighted-average discount rate	3.69%

The following table presents supplemental cash flow information related to our leases.

	Quarter Ended	Three Quarters Ended
	November 3, 2019	November 3, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$44,398	$129,071
Leased assets obtained in exchange for new operating lease liabilities	35,902	143,776

Disclosures related to periods prior to adoption of ASC 842
The following table details the Company's total rent expense prior to the adoption of ASC 842 as well as the property taxes for leased locations.

	Quarter Ended	Three Quarters Ended
	October 28, 2018	October 28, 2018
	(In thousands)
Total rent expense:
Minimum rent expense	$42,514	$119,123
Common area expenses	6,161	16,831
Rent contingent on sales	2,772	9,244
	$51,447	$145,198

Property taxes for leased locations	$4,401	$12,817

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

NOTE 8. INCOME TAXES
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
The SEC issued Staff Accounting Bulletin 118 ("SAB 118") which allowed companies to record and adjust provisional estimates of the impacts of the U.S. tax reform within a one-year measurement period. As disclosed in Note 14 to the audited consolidated financial statements included in Item 8 of the Company's fiscal 2017 Annual Report on Form 10-K filed with the SEC on March 27, 2018, the Company recorded certain provisional amounts in the fourth quarter of fiscal 2017.
During the third quarter of fiscal 2018, the Company adjusted the provisional amount recorded for the mandatory one-time transition tax as a result of completing its U.S. federal income tax return and incorporating recently issued guidance into its calculations. This resulted in the recognition of an additional tax expense of $5.2 million during the third quarter of fiscal 2018, which increased the Company's effective tax rate by 380 basis points during the third quarter and by 140 basis points during the first three quarters of fiscal 2018.
As disclosed in Note 14 to the audited consolidated financial statements included in Item 8 of the Company's fiscal 2018 Annual Report on Form 10-K filed with the SEC on March 27, 2019, the Company completed the accounting for the income tax effects of the U.S. tax reform in fiscal 2018.

NOTE 9. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended		Three Quarters Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
	(In thousands, except per share amounts)
Net income	$125,982	$94,413	$347,575	$265,336
Basic weighted-average number of shares outstanding	130,282	132,406	130,420	133,964
Assumed conversion of dilutive stock options and awards	523	671	555	548
Diluted weighted-average number of shares outstanding	130,805	133,077	130,975	134,512
Basic earnings per share	$0.97	$0.71	$2.67	$1.98
Diluted earnings per share	$0.96	$0.71	$2.65	$1.97

The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the three quarters ended November 3, 2019 and October 28, 2018, 63.0 thousand and 41.5 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200.0 million and on June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of the Company's common shares. On January 31, 2019, the Company's board of directors approved an additional stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements, and the repurchase program is expected to be completed by January 2021. As of November 3, 2019, the remaining aggregate value of shares available to be repurchased under these programs was $327.6 million.
During the three quarters ended November 3, 2019 and October 28, 2018, 1.1 million and 3.4 million shares, respectively, were repurchased under the program at a total cost of $173.1 million and $414.3 million, respectively.
Subsequent to November 3, 2019, and up to December 6, 2019, 1.6 thousand shares were repurchased at a total cost of $0.3 million.
NOTE 10. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain consolidated balance sheet accounts is as follows:

	November 3, 2019	February 3, 2019
	(In thousands)
Inventories:
Finished goods	$652,838	$420,931
Provision to reduce inventories to net realizable value	(25,736)	(16,089)
	$627,102	$404,842

	November 3, 2019	February 3, 2019
	(In thousands)
Property and equipment, net:
Land	$72,225	$78,636
Buildings	30,298	38,030
Leasehold improvements	442,796	362,571
Furniture and fixtures	105,593	103,733
Computer hardware	90,414	69,542
Computer software	311,475	230,689
Equipment and vehicles	19,365	15,009
Work in progress	73,332	74,271
Property and equipment, gross	1,145,498	972,481
Accumulated depreciation	(489,126)	(405,244)
	$656,372	$567,237
Other non-current assets:
Security deposits	$18,766	$15,793
Cloud computing arrangement implementation costs	14,237	2,395
Deferred lease assets	—	9,286
Other	10,784	9,930
	$43,787	$37,404
Other current liabilities:
Accrued duty, freight, and other operating expenses	$71,913	$49,945
Sales tax collected	13,193	16,091
Accrued capital expenditures	10,621	11,295
Deferred revenue	10,427	8,045
Sales return allowances	8,858	11,318
Accrued rent	7,114	7,331
Forward currency contract liabilities	3,964	1,042
Lease termination liabilities	314	2,293
Other	4,807	5,338
	$131,211	$112,698
Other non-current liabilities:
Tenant inducements	$—	$42,138
Deferred lease liabilities	—	33,406
Other	5,298	6,367
	$5,298	$81,911

NOTE 11. SEGMENTED INFORMATION AND DISAGGREGATED NET REVENUE
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

	Quarter Ended		Three Quarters Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
	(In thousands)
Net revenue:
Company-operated stores	$579,521	$476,877	$1,669,699	$1,396,376
Direct to consumer	246,697	189,375	674,177	514,623
Other	89,920	81,403	237,929	209,862
	$916,138	$747,655	$2,581,805	$2,120,861
Segmented income from operations:
Company-operated stores	$147,734	$117,804	$422,973	$342,959
Direct to consumer	103,282	76,435	268,038	205,735
Other	16,944	15,019	46,196	39,336
	267,960	209,258	737,207	588,030
General corporate expense	92,131	73,355	264,584	213,614
Income from operations	175,829	135,903	472,623	374,416
Other income (expense), net	1,925	2,044	6,154	6,553
Income before income tax expense	$177,754	$137,947	$478,777	$380,969

Capital expenditures:
Company-operated stores	$47,939	$38,053	$128,675	$85,054
Direct to consumer	1,165	540	14,975	1,854
Corporate and other	29,349	34,146	70,567	69,838
	$78,453	$72,739	$214,217	$156,746
Depreciation and amortization:
Company-operated stores	$26,434	$19,383	$71,206	$54,954
Direct to consumer	3,498	2,336	8,930	7,237
Corporate and other	14,090	9,967	34,308	24,924
	$44,022	$31,686	$114,444	$87,115

The following table disaggregates the Company's net revenue by geographic area. The economic conditions in these areas could affect the amount and timing of the Company's net revenue and cash flows.

	Quarter Ended		Three Quarters Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
	(In thousands)
United States	$645,600	$527,331	$1,821,090	$1,502,013
Canada	159,552	137,991	428,802	374,418
Outside of North America	110,986	82,333	331,913	244,430
	$916,138	$747,655	$2,581,805	$2,120,861

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
On November 21, 2018, plaintiff David Shabbouei filed in the Delaware Court of Chancery a derivative lawsuit on behalf of the Company against certain of the Company's current and former directors and officers, captioned David Shabbouei v. Laurent Potdevin, et al., 2018-0847-JRS. Plaintiff claims that the defendants breached their fiduciary duties to the Company by allegedly failing to address alleged sexual harassment, gender discrimination, and related conduct at the Company. Plaintiff also claims that the defendants breached their fiduciary duties to the Company and wasted corporate assets with respect to the separation agreement entered into by the Company and Laurent Potdevin in connection with his departure from the Company in February 2018. Plaintiff also further brings an unjust enrichment claim against Mr. Potdevin with respect to the separation agreement. Plaintiff seeks unspecified money damages for the Company for the defendants' alleged breaches of fiduciary duty, waste and unjust enrichment, disgorgement of all profits, benefits and other compensation Mr. Potdevin received as a result of defendants' alleged conduct for the Company, an order directing the Company to implement corporate governance and internal procedures, and an award of plaintiff's attorneys' fees, costs and expenses. The defendants and the Company have moved to dismiss the action.
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
Our healthy lifestyle inspired athletic apparel and accessories are marketed under the lululemon brand. We offer a comprehensive line of apparel and accessories for women and men. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other sweaty pursuits. We also offer fitness-related accessories.
Financial Highlights
The summary below provides both GAAP and adjusted non-GAAP financial measures. The adjusted financial measures exclude the tax expense recognized during the third quarter of fiscal 2018 related to the U.S. tax reform.
For the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018:

•	Net revenue increased 23% to $916.1 million. On a constant dollar basis, net revenue increased 23%.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 16%. On a constant dollar basis, total comparable sales increased 17%.

–	Comparable store sales increased 10%, or increased 11% on a constant dollar basis.

–	Direct to consumer net revenue increased 29%, or increased 30% on a constant dollar basis.

•	Gross profit increased 24% to $505.0 million.

•	Gross margin increased 70 basis points to 55.1%.

•	Income from operations increased 29% to $175.8 million.

•	Operating margin increased 100 basis points to 19.2%.

•
Income tax expense increased 19% to $51.8 million. Our effective tax rate for the third quarter of fiscal 2019 was 29.1% compared to 31.6% for the third quarter of fiscal 2018. The adjusted effective tax rate for the third quarter of fiscal 2018 was 27.8%.

•	Diluted earnings per share were $0.96 compared to $0.71 in the third quarter of fiscal 2018. Adjusted diluted earnings per share for the third quarter of fiscal 2018 were $0.75.
Due to the 53rd week in fiscal 2018, comparable sales are calculated on a one week shifted basis such that the 13 weeks and 39 weeks ended November 3, 2019 are compared to the 13 weeks and 39 weeks ended November 4, 2018 rather than October 28, 2018.
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and adjusted effective tax rates and diluted earnings per share, and the most directly comparable measures calculated in accordance with GAAP.

Results of Operations
Third Quarter Results
The following table summarizes key components of our results of operations for the quarters ended November 3, 2019 and October 28, 2018. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
	(In thousands)		(Percentages)
Net revenue	$916,138	$747,655	100.0%	100.0%
Cost of goods sold	411,094	340,878	44.9	45.6
Gross profit	505,044	406,777	55.1	54.4
Selling, general and administrative expenses	329,215	270,874	35.9	36.2
Income from operations	175,829	135,903	19.2	18.2
Other income (expense), net	1,925	2,044	0.2	0.3
Income before income tax expense	177,754	137,947	19.4	18.5
Income tax expense	51,772	43,534	5.7	5.8
Net income	$125,982	$94,413	13.8%	12.6%
Net Revenue
Net revenue increased $168.5 million, or 23%, to $916.1 million for the third quarter of fiscal 2019 from $747.7 million for the third quarter of fiscal 2018. On a constant dollar basis, assuming the average exchange rates for the third quarter of fiscal 2019 remained constant with the average exchange rates for the third quarter of fiscal 2018, net revenue increased $175.3 million, or 23%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores as well as an increase in comparable store sales, increased direct to consumer net revenue, and an increase in net revenue from our other retail locations.
Based on a shifted calendar, total comparable sales, which includes comparable store sales and direct to consumer, increased 16% in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Total comparable sales increased 17% on a constant dollar basis.
Net revenue on a segment basis for the quarters ended November 3, 2019 and October 28, 2018 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
	(In thousands)		(Percentages)
Company-operated stores	$579,521	$476,877	63.3%	63.8%
Direct to consumer	246,697	189,375	26.9	25.3
Other	89,920	81,403	9.8	10.9
Net revenue	$916,138	$747,655	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $102.6 million, or 22%, to $579.5 million in the third quarter of fiscal 2019 from $476.9 million in the third quarter of fiscal 2018. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to October 28, 2018 contributed $61.1 million to the increase. We opened 53 net new company-operated stores since the third quarter of fiscal 2018, including 22 stores in Asia, 21 stores in North America, seven stores in Europe, and three stores in Australia/New Zealand.

•
Based on a shifted calendar, a comparable store sales increase of 10% in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Comparable store sales increased 11% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic.

Direct to Consumer. Net revenue from our direct to consumer segment increased $57.3 million to $246.7 million in the third quarter of fiscal 2019 from $189.4 million in the third quarter of fiscal 2018. Based on a shifted calendar, direct to consumer net revenue increased 29%, or increased 30% on a constant dollar basis. This was primarily a result of increased website traffic.
Other. Net revenue from our other segment increased $8.5 million, or 10%, to $89.9 million in the third quarter of fiscal 2019 from $81.4 million in the third quarter of fiscal 2018. This increase was primarily the result of an increase in sales to wholesale accounts in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018.
Gross Profit
Gross profit increased $98.3 million, or 24%, to $505.0 million for the third quarter of fiscal 2019 from $406.8 million for the third quarter of fiscal 2018.
Gross profit as a percentage of net revenue, or gross margin, increased 70 basis points to 55.1% in the third quarter of fiscal 2019 from 54.4% in the third quarter of fiscal 2018. The increase in gross margin was primarily the result of:

•	an increase in product margin of 120 basis points which was primarily due to lower product costs, a favorable mix of higher margin product, and lower markdowns; and

•	a decrease in occupancy and depreciation costs as a percentage of revenue of 10 basis points.
This was partially offset by an increase in costs as a percentage of revenue related to our distribution centers and our product departments of 40 basis points, and an unfavorable impact of foreign exchange rates of 20 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $58.3 million, or 22%, to $329.2 million in the third quarter of fiscal 2019 from $270.9 million in the third quarter of fiscal 2018. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $34.0 million, comprised of:

–
an increase in employee costs of $17.8 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher incentive compensation expenses;

–	an increase in variable costs of $12.0 million primarily due to an increase in distribution costs, credit card fees, and packaging costs as a result of increased net revenue; and

–	an increase in other costs of $4.2 million primarily due to increases in digital marketing expenses, information technology costs, and other costs associated with our operating locations;

•	an increase in head office costs of $22.7 million, comprised of:

–
an increase in employee costs of $14.2 million due to increased incentive and stock-based compensation expense and due to increased wages, primarily from additional employees to support the growth in our business; and

–	an increase in other costs of $8.4 million primarily due to increases in depreciation, information technology costs, and other head office costs; and

•	an increase in net foreign exchange and derivative revaluation losses of $1.7 million.
As a percentage of net revenue, selling, general and administrative expenses decreased 30 basis points, to 35.9% in the third quarter of fiscal 2019 from 36.2% in the third quarter of fiscal 2018.
Income from Operations
Income from operations increased $39.9 million, or 29%, to $175.8 million in the third quarter of fiscal 2019 from $135.9 million in the third quarter of fiscal 2018. Operating margin increased 100 basis points to 19.2% compared to 18.2% in the third quarter of fiscal 2018.

On a segment basis, we determine income from operations without taking into account our general corporate expenses.
Segmented income from operations for the quarters ended November 3, 2019 and October 28, 2018 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
	(In thousands)		(Percentage of segment revenue)
Segmented income from operations:
Company-operated stores	$147,734	$117,804	25.5%	24.7%
Direct to consumer	103,282	76,435	41.9	40.4
Other	16,944	15,019	18.8	18.5
	267,960	209,258
General corporate expense	92,131	73,355
Income from operations	$175,829	$135,903
Company-Operated Stores. Income from operations from our company-operated stores segment increased $29.9 million, or 25%, to $147.7 million for the third quarter of fiscal 2019 from $117.8 million for the third quarter of fiscal 2018. The increase was primarily the result of increased gross profit of $53.8 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to an increase in employee costs, primarily due to an increased number of company-operated stores and higher incentive compensation expenses. Additionally, there were increased store operating expenses including higher credit card fees, distribution costs, and packaging costs primarily as a result of higher net revenue. Income from operations as a percentage of company-operated stores net revenue increased 80 basis points primarily due to leverage on selling, general and administrative expenses and higher gross margin.
Direct to Consumer. Income from operations from our direct to consumer segment increased $26.8 million, or 35%, to $103.3 million for the third quarter of fiscal 2019 from $76.4 million for the third quarter of fiscal 2018. The increase was primarily the result of increased gross profit of $41.9 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, as well as higher information technology costs, digital marketing expenses, and employee costs. Income from operations as a percentage of direct to consumer net revenue increased 150 basis points primarily due to higher gross margin, partially offset by deleverage on selling, general and administrative expenses.
Other. Other income from operations increased $1.9 million, or 13%, to $16.9 million for the third quarter of fiscal 2019 from $15.0 million for the third quarter of fiscal 2018. The increase was primarily the result of increased gross profit of $2.6 million which was due to increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to increased employee costs, primarily due to an increased number of temporary locations, and increased operating expenses, partially offset by a decrease in marketing costs. Income from operations as a percentage of other net revenue increased 30 basis points primarily due to leverage on selling, general and administrative expenses, partially offset by a decrease in gross margin.
General Corporate Expense. General corporate expense increased $18.8 million, or 26%, to $92.1 million for the third quarter of fiscal 2019 from $73.4 million for the third quarter of fiscal 2018. This increase was primarily due to increases in head office employee costs, depreciation, information technology costs, and an increase in net foreign exchange and derivative revaluation losses of $1.7 million.
Other Income (Expense), Net
Other income, net decreased $0.1 million, or 6%, to $1.9 million for the third quarter of fiscal 2019 from income of $2.0 million for the third quarter of fiscal 2018. The decrease was primarily due to a decrease in net interest income. The decrease in other income, net was partially offset by a decrease in interest expense, primarily the result of borrowings on our revolving credit facility during the third quarter of fiscal 2018.

Income Tax Expense
Income tax expense increased $8.2 million, or 19%, to $51.8 million for the third quarter of fiscal 2019 from $43.5 million for the third quarter of fiscal 2018.
During the third quarter of fiscal 2018, we adjusted the provisional amount recorded for the mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries imposed by U.S. tax reform. This resulted in the recognition of an additional tax expense of $5.2 million. Additional information is outlined in Note 8 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
The effective tax rate for the third quarter of fiscal 2019 was 29.1% compared to 31.6% for the third quarter of fiscal 2018. Excluding the above tax adjustment, the adjusted effective tax rate for the third quarter of fiscal 2018 was 27.8%. The increase in the adjusted effective tax rate was primarily due to adjustments made upon filing the U.S. federal income tax returns in each year, partially offset by an increase in tax deductions related to stock-based compensation.
Net Income
Net income increased $31.6 million, or 33%, to $126.0 million for the third quarter of fiscal 2019 from $94.4 million for the third quarter of fiscal 2018. This was primarily due to an increase in gross profit of $98.3 million, partially offset by an increase in selling, general and administrative expenses of $58.3 million, an increase in income tax expense of $8.2 million, and a decrease in other income (expense), net of $0.1 million.
First Three Quarters Results
The following table summarizes key components of our results of operations for the first three quarters ended November 3, 2019 and October 28, 2018. The percentages are presented as a percentage of net revenue.

	Three Quarters Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
	(In thousands)		(Percentages)
Net revenue	$2,581,805	$2,120,861	100.0%	100.0%
Cost of goods sold	1,169,245	973,157	45.3	45.9
Gross profit	1,412,560	1,147,704	54.7	54.1
Selling, general and administrative expenses	939,937	773,288	36.4	36.5
Income from operations	472,623	374,416	18.3	17.7
Other income (expense), net	6,154	6,553	0.2	0.3
Income before income tax expense	478,777	380,969	18.5	18.0
Income tax expense	131,202	115,633	5.1	5.5
Net income	$347,575	$265,336	13.5%	12.5%
Net Revenue
Net revenue increased $460.9 million, or 22%, to $2.582 billion for the first three quarters of fiscal 2019 from $2.121 billion for the first three quarters of fiscal 2018. On a constant dollar basis, assuming the average exchange rates for the first three quarters of fiscal 2019 remained constant with the average exchange rates for the first three quarters of fiscal 2018, net revenue increased $488.7 million, or 23%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores as well as an increase in comparable store sales, increased direct to consumer net revenue, and an increase in net revenue from our other retail locations.
Based on a shifted calendar, total comparable sales, which includes comparable store sales and direct to consumer, increased 15% in the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018. Total comparable sales increased 16% on a constant dollar basis.

Net revenue on a segment basis for the first three quarters ended November 3, 2019 and October 28, 2018 is summarized below. The percentages are presented as a percentage of total net revenue.

	Three Quarters Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
	(In thousands)		(Percentages)
Company-operated stores	$1,669,699	$1,396,376	64.7%	65.8%
Direct to consumer	674,177	514,623	26.1	24.3
Other	237,929	209,862	9.2	9.9
Net revenue	$2,581,805	$2,120,861	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $273.3 million, or 20%, to $1.670 billion in the first three quarters of fiscal 2019 from $1.396 billion in the first three quarters of fiscal 2018. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to October 28, 2018 contributed $161.2 million to the increase. We opened 53 net new company-operated stores since the third quarter of fiscal 2018, including 22 stores in Asia, 21 stores in North America, seven stores in Europe, and three stores in Australia/New Zealand.

•
Based on a shifted calendar, a comparable store sales increase of 9% in the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018. Comparable store sales increased 10% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic.

Direct to Consumer. Net revenue from our direct to consumer segment increased $159.6 million to $674.2 million in the first three quarters of fiscal 2019 from $514.6 million in the first three quarters of fiscal 2018. Based on a shifted calendar, direct to consumer net revenue increased 30%, or increased 32% on a constant dollar basis. This was primarily a result of increased website traffic, partially offset by a decrease in dollar value per transaction.
Other. Net revenue from our other segment increased $28.1 million, or 13%, to $237.9 million in the first three quarters of fiscal 2019 from $209.9 million in the first three quarters of fiscal 2018. This increase was primarily the result of an increase in net revenue from sales to wholesale accounts, and an increased number of temporary locations, including seasonal stores, open during the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018.
Gross Profit
Gross profit increased $264.9 million, or 23%, to $1.413 billion for the first three quarters of fiscal 2019 from $1.148 billion for the first three quarters of fiscal 2018.
Gross profit as a percentage of net revenue, or gross margin, increased 60 basis points, to 54.7% in the first three quarters of fiscal 2019 from 54.1% in the first three quarters of fiscal 2018. The increase in gross margin was primarily the result of an increase in product margin of 130 basis points which was primarily due to lower product costs, a favorable mix of higher margin product, and lower markdowns.
This was partially offset by an increase in costs as a percentage of revenue related to our distribution centers and our product departments of 40 basis points, an unfavorable impact of foreign exchange rates of 20 basis points, and an increase in occupancy and depreciation costs as a percentage of revenue of 10 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $166.6 million, or 22%, to $939.9 million in the first three quarters of fiscal 2019 from $773.3 million in the first three quarters of fiscal 2018. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $99.4 million, comprised of:

–
an increase in employee costs of $52.1 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher incentive compensation expenses;

–	an increase in variable costs of $30.1 million primarily due to an increase in distribution costs, credit card fees, and packaging costs as a result of increased net revenue; and

–
an increase in other costs of $17.1 million primarily due to an increase in digital marketing expenses, information technology costs, security costs, repairs and maintenance costs, and other costs associated with our operating locations;

•	an increase in head office costs of $68.3 million, comprised of:

–
an increase in employee costs of $41.6 million primarily due to increased incentive and stock-based compensation expense, increased wages, and increased travel expenses, primarily from additional employees to support the growth in our business; and

–	an increase in other costs of $26.6 million primarily due to an increase in depreciation, professional fees, information technology costs, brand and community costs, and other head office costs.
The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign exchange and derivative revaluation losses of $1.0 million.
As a percentage of net revenue, selling, general and administrative expenses decreased 10 basis points, to 36.4% in the first three quarters of fiscal 2019 from 36.5% in the first three quarters of fiscal 2018.
Income from Operations
Income from operations increased $98.2 million, or 26%, to $472.6 million in the first three quarters of fiscal 2019 from $374.4 million in the first three quarters of fiscal 2018. Operating margin increased 60 basis points to 18.3% compared to 17.7% in the first three quarters of fiscal 2018.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.
Segmented income from operations for the first three quarters ended November 3, 2019 and October 28, 2018 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Three Quarters Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
	(In thousands)		(Percentage of segment revenue)
Segmented income from operations:
Company-operated stores	$422,973	$342,959	25.3%	24.6%
Direct to consumer	268,038	205,735	39.8	40.0
Other	46,196	39,336	19.4	18.7
	737,207	588,030
General corporate expense	264,584	213,614
Income from operations	$472,623	$374,416
Company-Operated Stores. Income from operations from our company-operated stores segment increased $80.0 million, or 23%, to $423.0 million for the first three quarters of fiscal 2019 from $343.0 million for the first three quarters of fiscal 2018. The increase was primarily the result of increased gross profit of $147.6 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to increased employee costs, primarily due to an increased number of company-operated stores and higher incentive compensation expenses. Additionally, there were increased store operating expenses including higher credit card fees, distribution costs, and packaging costs primarily as a result of higher net revenue, as well as increases in security and repairs and maintenance costs. Income from operations as a percentage of company-operated stores net revenue increased by 70 basis points, primarily due to an increase in gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $62.3 million, or 30%, to $268.0 million for the first three quarters of fiscal 2019 from $205.7 million for the first three quarters of fiscal 2018. The increase was primarily the result of increased gross profit of $107.3 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, as well as higher digital marketing expenses, information technology costs, and employee costs. Income from operations as a percentage of direct to consumer net revenue decreased 20 basis points, primarily due to deleverage on selling, general and administrative expenses, partially offset by an increase in gross margin.

Other. Other income from operations increased $6.9 million, or 17%, to $46.2 million for the first three quarters of fiscal 2019 from $39.3 million for the first three quarters of fiscal 2018. The increase was primarily the result of increased gross profit of $10.0 million which was primarily due to increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses including increased employee costs and increased operating expenses, partially offset by a decrease in marketing costs. Income from operations as a percentage of other net revenue increased 70 basis points, primarily due to leverage on selling, general and administrative expenses, partially offset by a decrease in gross margin.
General Corporate Expense. General corporate expense increased $51.0 million, or 24%, to $264.6 million for the first three quarters of fiscal 2019 from $213.6 million for the first three quarters of fiscal 2018. This increase was primarily due to increases in head office employee costs, depreciation, professional fees, information technology costs, and brand and community costs, partially offset by a decrease in net foreign exchange and derivative revaluation losses of $1.0 million.
Other Income (Expense), Net
Other income, net decreased $0.4 million, or 6%, to $6.2 million for the first three quarters of fiscal 2019 from income of $6.6 million for the first three quarters of fiscal 2018. The decrease was primarily due to a decrease in net interest income, primarily due to a decrease in cash and cash equivalents in the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018. The decrease in other income, net was partially offset by a decrease in interest expense, primarily the result of borrowings on our revolving credit facility during the first three quarters of fiscal 2018.
Income Tax Expense
Income tax expense increased $15.6 million, or 13%, to $131.2 million for the first three quarters of fiscal 2019 from $115.6 million for the first three quarters of fiscal 2018.
During the third quarter of fiscal 2018, we adjusted the provisional amount recorded for the mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries imposed by U.S. tax reform. This resulted in the recognition of an additional tax expense of $5.2 million. Additional information is outlined in Note 8 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report.
The effective tax rate for the first three quarters of fiscal 2019 was 27.4% compared to 30.4% for the first three quarters of fiscal 2018. Excluding the above tax adjustment, the effective tax rate for the first three quarters of fiscal 2018 was 29.0%. The decrease in the effective tax rate was primarily due to changes in legislation and guidance related to the global intangible low-taxed income tax which were released during the fourth quarter of fiscal 2018 and an increase in tax deductions related to stock-based compensation.
Net Income
Net income increased $82.2 million, or 31%, to $347.6 million for the first three quarters of fiscal 2019 from $265.3 million for the first three quarters of fiscal 2018. This was primarily due to an increase in gross profit of $264.9 million, partially offset by an increase in selling, general and administrative expenses of $166.6 million, an increase in income tax expense of $15.6 million, and a decrease in other income (expense), net of $0.4 million.
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
Non-GAAP Financial Measures
Constant dollar changes in net revenue, total comparable sales, comparable store sales, direct to consumer net revenue, and the adjusted financial results are non-GAAP financial measures.
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
Adjusted income tax expense, effective tax rates, and diluted earnings per share exclude the amounts recognized in connection with the U.S. tax reform. We believe these adjusted financial measures are useful to investors as the adjustments do not directly relate to our ongoing business operations and therefore do not contribute to a meaningful evaluation of the trend in our operating performance. Furthermore, we do not believe the adjustments are reflective of our expectations of our future operating performance and believe these non-GAAP measures are useful to investors because of their comparability to our historical information.
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
Constant dollar changes in net revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	Quarter Ended November 3, 2019		Three Quarters Ended November 3, 2019
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change	$168,483	23%	$460,944	22%
Adjustments due to foreign exchange rate changes	6,776	—	27,744	1
Change in constant dollars	$175,259	23%	$488,688	23%
Constant dollar changes in total comparable sales, comparable store sales, and direct to consumer net revenue
Due to the 53rd week in fiscal 2018, the below changes in total comparable sales, comparable store sales, and direct to consumer net revenue are calculated on a one week shifted basis such that the 13 weeks and 39 weeks ended November 3, 2019 are compared to the 13 weeks and 39 weeks ended November 4, 2018 rather than October 28, 2018.

	Quarter Ended November 3, 2019			Three Quarters Ended November 3, 2019
	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue
Change	16%	10%	29%	15%	9%	30%
Adjustments due to foreign exchange rate changes	1	1	1	1	1	2
Change in constant dollars	17%	11%	30%	16%	10%	32%
__________

(1)	Total comparable sales includes comparable store sales and direct to consumer sales.

(2)
Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 full fiscal months, or open for at least 12 full fiscal months after being significantly expanded.

Adjusted financial measures
The following tables reconcile the adjusted financial measures with the most directly comparable measures calculated in accordance with GAAP. The adjustments relate to U.S. tax reform. Please refer to Note 8 of the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information on these adjustments.

	Quarter Ended October 28, 2018			Three Quarters Ended October 28, 2018
	GAAP Results	U.S. Tax Reform	Adjusted Results (Non-GAAP)	GAAP Results	U.S. Tax Reform	Adjusted Results (Non-GAAP)
	(In thousands, except per share amounts)
Income tax expense	$43,534	$(5,163)	$38,371	$115,633	$(5,163)	$110,471
Effective tax rate	31.6%	(3.8)%	27.8%	30.4%	(1.4)%	29.0%
Diluted earnings per share	$0.71	$0.04	$0.75	$1.97	$0.04	$2.01
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
As of November 3, 2019, our working capital, excluding cash and cash equivalents, was $290.8 million, our cash and cash equivalents were $586.2 million, and our capacity under our revolving facility was $398.0 million.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	Three Quarters Ended
	November 3, 2019	October 28, 2018
	(In thousands)
Total cash provided by (used in):
Operating activities	$95,106	$316,876
Investing activities	(212,475)	(165,914)
Financing activities	(179,555)	(406,361)
Effect of exchange rate changes on cash	1,757	(31,495)
Decrease in cash and cash equivalents	$(295,167)	$(286,894)
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Cash provided by operating activities decreased $221.8 million, to $95.1 million for the first three quarters of fiscal 2019 compared to $316.9 million for the first three quarters of fiscal 2018, primarily as a result of the following:

•	an increase in cash used in operating activities of $350.1 million as a result of changes in operating assets and liabilities, primarily due to the following:

–	$113.9 million related to income taxes, primarily due to payments for withholding taxes on repatriated foreign earnings, as well as timing of tax installments;

–	$108.5 million related to accounts payable, primarily due to a change in our payment terms in the prior fiscal year;

–	$52.8 million related to inventory, primarily due to an increase in inventory purchases to support our growth; and

–	$44.7 million related to other prepaid expenses and other current and non-current assets.
This was partially offset by an increase of $82.2 million in net income, and an increase of $46.1 million in non-cash expenses primarily related to an increase in depreciation and stock-based compensation expense.
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
Cash used in investing activities increased $46.6 million to $212.5 million for the first three quarters of fiscal 2019 from $165.9 million for the first three quarters of fiscal 2018. The increase was primarily the result of an increase in capital expenditures related to our company-operated stores, primarily as a result of an increased number of new company-operated stores as well as an increase in renovations and relocations of existing stores. Increased capital expenditures related to our direct to consumer channel as well as increased corporate capital expenditures also contributed to the increase in cash used in investing activities.
Financing Activities
Cash flows used in financing activities consist primarily of cash used to repurchase shares of our common stock, certain cash flows related to stock-based compensation, and other financing activities.
Cash used in financing activities decreased $226.8 million to $179.6 million for the first three quarters of fiscal 2019 compared to $406.4 million for the first three quarters of fiscal 2018. The decrease was primarily the result of a decrease in our stock repurchases.
Our cash used in financing activities for the first three quarters of fiscal 2019 included $173.1 million to repurchase 1.1 million shares of our common stock compared to $414.3 million to repurchase 3.4 million shares for the first three quarters of fiscal 2018. During the first quarter of fiscal 2019, we repurchased 1.0 million shares in a private transaction, and during the second quarter of fiscal 2018, we repurchased 3.3 million shares in a private transaction. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
As of November 3, 2019, aside from letters of credit of $2.0 million, we had no other borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of November 3, 2019, letters of credit and letters of guarantee totaling $2.0 million had been issued.
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
Operating Locations
Our company-operated stores by country as of November 3, 2019 and February 3, 2019 are summarized in the table below.

	November 3, 2019	February 3, 2019
United States	301	285
Canada	63	64
China (1)	34	22
Australia	31	29
United Kingdom	14	12
Japan	7	5
New Zealand	7	7
Germany	6	5
South Korea	5	4
Singapore	4	3
France	2	1
Sweden	2	1
Ireland	1	1
Netherlands	1	—
Switzerland	1	1
Total company-operated stores	479	440
__________

(1)
Included within China as of November 3, 2019, were six company-operated stores in the Hong Kong Special Administrative Region, two company-operated stores in the Macao Special Administration Region, and one company-operated store in the Taiwan Province. As of February 3, 2019, there were five company-operated stores in the Hong Kong Special Administrative Region, one company-operated store in the Macao Special Administration Region, and one company-operated store in the Taiwan Province.

Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of November 3, 2019, there were eight licensed locations, including four in Mexico, three in the United Arab Emirates, and one in Qatar.
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
As of November 3, 2019, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.

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
During the first three quarters of fiscal 2019, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $0.9 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first three quarters of fiscal 2018, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $66.9 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first three quarters of fiscal 2019 would have resulted in lower income from operations of approximately $3.9 million in the first three quarters of fiscal 2019. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first three quarters of fiscal 2019. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our revolving credit facility provides us with available borrowings in an amount up to $400.0 million in the aggregate. Because our revolving credit facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of November 3, 2019, aside from letters of credit of $2.0 million, we had no other borrowings outstanding under this credit facility. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at November 3, 2019. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at November 3, 2019, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended November 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our success depends on the value and reputation of the lululemon brand. The lululemon name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product, and guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand and reputation could be adversely affected if we fail to achieve these objectives, if our public image was to be tarnished by negative publicity, which could be amplified by social media, if we fail to deliver innovative and high quality products acceptable to our guests, or if we face or mishandle a product recall. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.
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
Our business could be harmed if our suppliers and manufacturers do not comply with our Vendor Code of Ethics or applicable laws.
While we require our suppliers and manufacturers to comply with our Vendor Code of Ethics, which includes labor, health and safety, and environment standards, we do not control their practices. If suppliers or contractors do not comply with these standards or applicable laws or there is negative publicity regarding the production methods of any of our suppliers or manufacturers, even if unfounded or not material to our supply chain, our reputation and sales could be adversely affected, we could be subject to legal liability, or we could be forced to locate alternative suppliers or manufacturing sources.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended November 3, 2019 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 5, 2019 - September 1, 2019	34,143	$177.24	34,143	$329,549,525
September 2, 2019 - October 6, 2019	4,372	184.16	4,372	328,744,372
October 7, 2019 - November 3, 2019	5,954	190.61	5,954	327,609,459
Total	44,469		44,469
__________

(1)	Monthly information is presented by reference to our fiscal periods during our third quarter of fiscal 2019.

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
The following table provides information regarding our purchases of shares of our common stock during the quarter ended November 3, 2019 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 5, 2019 - September 1, 2019	6,426	$181.78	6,426	4,758,460
September 2, 2019 - October 6, 2019	9,067	189.75	9,067	4,749,393
October 7, 2019 - November 3, 2019	6,000	203.11	6,000	4,743,393
Total	21,493		21,493
__________

(1)	Monthly information is presented by reference to our fiscal periods during our third quarter of fiscal 2019.

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

ITEM 5. OTHER INFORMATION
In our previous proxy statement disclosure regarding certain relationships and related party transactions, we disclosed that we lease our Victoria, BC store from Anthem Properties. The property is managed by Anthem Properties and we lease it from 0823038 BC Ltd, an entity controlled by Dennis J. Wilson.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Outside Director Compensation Plan	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2019, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
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
Patrick J. Guido
Chief Financial Officer
(principal financial and accounting officer)
Dated: December 11, 2019

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Outside Director Compensation Plan	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2019, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.