Form 10-K
period 2020-02-02
lululemon athletica inc.
filed 2020-03-26
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on August 2, 2019 was approximately $20,011,000,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on August 2, 2019. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors, and owners of 10% or more of the outstanding voting stock of the registrant on August 2, 2019.
Common Stock:
At March 20, 2020 there were 124,115,144 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At March 20, 2020, there were outstanding 6,049,939 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 20, 2020, the registrant had outstanding 6,049,939 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
In this Annual Report on Form 10-K ("10-K" or "Report") for the fiscal year ended February 2, 2020 ("fiscal 2019"), lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon," "the Company," "we," "us" or "our."
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
North America is our largest market by geographical split, offering a mature health and wellness industry and sophisticated consumer. Additionally, we are expanding internationally across Europe, the People's Republic of China ("PRC"), and the rest of Asia Pacific. We are expanding in these regions via a decentralized model, allowing for local community insight and consumer preference to inform our strategic expansion.
Our Segments
We primarily conduct our business through two channels: company-operated stores and direct to consumer.
We also generate net revenue from outlets, sales from temporary locations, sales to wholesale accounts, through license and supply arrangements, and warehouse sales. The net revenue we generate from these sources is combined in our other segment.
We operate in both the physical and digital space to better cater to the shopping desires of our guest. At the end of fiscal 2019, we had 491 stores in 17 countries across the globe. In addition to being a venue to sell product, our stores give us a direct connection to our guest, which we view as a valuable tool in helping us build our brand and product line.
Our direct to consumer segment includes the net revenue which we generate from our e-commerce website www.lululemon.com, other country and region specific websites, and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers or other retail locations.
Company-Operated Stores
As of February 2, 2020, our retail footprint included 491 company-operated stores. While most of our company-operated stores are branded lululemon, five of our company-operated stores are branded ivivva and specialize in athletic wear for female youth. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls.

Our company-operated stores by country as of February 2, 2020 and February 3, 2019 are summarized in the table below:

	February 2, 2020	February 3, 2019
United States	305	285
Canada	63	64
People's Republic of China(1)	38	22
Australia	31	29
United Kingdom	14	12
Japan	7	5
New Zealand	7	7
Germany	6	5
South Korea	5	4
Singapore	4	3
France	3	1
Malaysia	2	—
Sweden	2	1
Ireland	1	1
Netherlands	1	—
Norway	1	—
Switzerland	1	1
Total company-operated stores	491	440
__________

(1)
PRC included six company-operated stores in Hong Kong, Special Administrative Region, two company-operated stores in Macao, Special Administration Region, and one company-operated store in Taiwan, PRC as of February 2, 2020. As of February 3, 2019, there were five company-operated stores in Hong Kong, Special Administrative Region, one company-operated store in Macao, Special Administration Region, and one company-operated store in Taiwan, PRC.

We opened 51 net new company-operated stores in fiscal 2019, including 32 net new stores outside of North America.
We perform ongoing evaluations of our portfolio of company-operated store locations. During fiscal 2019, we closed four of our lululemon branded company-operated stores and two of our ivivva branded company-operated stores. As we continue our evaluations we may, in future periods, close or relocate additional company-operated stores.
In fiscal 2020, our new store growth will come primarily from company-operated store openings in Asia and in the United States. Our real estate strategy over the next several years will not only consist of opening new company-operated stores, but also in overall square footage growth through store expansions and relocations.
We believe that our innovative retail concept and guest experience contribute to the success of our stores. We use sales per square foot to assess the performance of our company-operated stores relative to their square footage. We believe that sales per square foot is useful in evaluating the performance of our company-operated stores. During fiscal 2019, our sales per square foot was $1,657.
Sales per square foot is calculated using total net revenue from company-operated stores that opened, or opened in their significantly expanded space, prior to the current fiscal year. The total net revenue of these stores for the fiscal year is divided by the total square footage of these stores at the end of the year. The fiscal 2019 sales per square foot metric is based on an average square footage of 3,127 per store as of February 2, 2020. In fiscal years with 53 weeks, the 53rd week of net revenue is excluded from the calculation of sales per square foot. The square footage of our company-operated stores includes all retail related space, storage areas, and administrative space used by the store employees. It excludes any space used for non-retail related activities. The sales per square foot metric we report may not be equivalent to similarly titled metrics reported by other companies.
Direct to Consumer
Direct to consumer is a substantial part of our business, representing 28.6% of our net revenue in fiscal 2019. We believe that e-commerce is convenient for our core customer and enhances the image of our brand. Our direct to consumer channel makes our product accessible to more markets than our company-operated store channel alone. We believe this channel is effective in building brand awareness, especially in new markets.
We continue to evolve and integrate our digital and physical channels in order to enrich our interactions with our guests, and to provide an enhanced omni-channel experience.
Other Channels
Other net revenue accounted for 8.6% of total net revenue in fiscal 2019, compared to 9.2% in fiscal 2018, and 8.9% of total net revenue in fiscal 2017. Other net revenue includes sales made through the following channels:

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

•
Wholesale - Our wholesale accounts include premium yoga studios, health clubs, and fitness centers. We believe these premium wholesale locations offer an alternative distribution channel that is convenient for our core consumer and enhances the image of our brand. We do not intend wholesale to be a significant contributor to overall sales. Instead, we use the channel to build brand awareness, including outside of North America.

•
License and supply arrangements - We enter into license and supply arrangements from time to time when we believe that it will be to our advantage to partner with companies and individuals with significant experience and proven success in certain target markets.

We have entered into license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, and Mexico. We retain the rights to sell lululemon products through our e-commerce websites in these countries. Under these arrangements we supply the partners with lululemon products, training and other support. The initial term of the agreement for the Middle East expired in January 2020 and we currently intend to stay in the market. The initial term of the agreement for Mexico expires in November 2026. As of February 2, 2020, there were four licensed retail locations in Mexico, three in the United Arab Emirates, and one in Qatar, which are not included in the above company-operated stores table.
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
Product Design and Development
Our product design and development efforts are led by a team of researchers, scientists, engineers, and designers. Our team is comprised of athletes and users of our products who embody our design philosophy and dedication to premium quality. Our design and development team identifies trends based on market intelligence and research, proactively seeks the input of our guests and our ambassadors, and broadly seeks inspiration consistent with our goals of function, style, and technical superiority.
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
Sourcing and Manufacturing
We do not own or operate any manufacturing facilities. We rely on a limited number of suppliers to provide fabrics for, and to produce, our products. The following statistics are based on cost.
We work with a group of approximately 39 vendors that manufacture our products, five of which produced approximately 56% of our products in fiscal 2019. During fiscal 2019, the largest single manufacturer produced approximately 17% of our products. During fiscal 2019, approximately 33% of our products were manufactured in Vietnam, 16% in Cambodia, 15% in Sri Lanka, and 11% in the PRC, including 2% in Taiwan, PRC.
We work with a group of approximately 76 suppliers to provide the fabrics for our products. In fiscal 2019, approximately 59% of our fabrics were produced by our top five fabric suppliers, and the largest single manufacturer produced approximately 32% of fabric used. During fiscal 2019, approximately 46% of our fabrics originated from Taiwan, PRC, 14% from the rest of the PRC, 19% from Sri Lanka, and the remainder from other regions.
We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps, and drawcords from suppliers located predominantly in the Asia Pacific region.
We have developed long-standing relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term term contracts with the majority of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, and production. We require that all of our manufacturers adhere to our vendor code of ethics regarding social and environmental sustainability practices. Our product quality and sustainability teams partner with leading inspection and verification firms to closely monitor each supplier's compliance with applicable laws and our vendor code of ethics.
Distribution Facilities
We operate and distribute finished products from our distribution facilities in the United States, Canada, and Australia. We own our distribution center in Columbus, Ohio, and lease our other distribution facilities. We also utilize third-party logistics providers to warehouse and distribute finished products from their warehouse locations in the PRC and the Netherlands. We regularly evaluate our distribution infrastructure and consolidate or expand our distribution capacity as we believe appropriate for our operations and to meet anticipated needs.
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
The market for athletic apparel is highly competitive. It includes increasing competition from established companies that are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG, and Under Armour, Inc. We also compete with retailers who have expanded to include women's athletic apparel including The Gap, Inc. (including the Athleta brand) and Victoria's Secret with its Sport collection.
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 47% of our full year operating profit during each of the fourth quarters of fiscal 2019 and fiscal 2018.
Our Employees
We believe that our people are key to the success of our business, and we strive to foster a distinctive corporate culture rooted in our core business values which attract passionate and motivated employees who are driven to achieve personal and professional goals.
As of February 2, 2020, we had approximately 19,000 employees, of which approximately 11,000 were employed in the United States, approximately 5,200 were employed in Canada, and approximately 2,800 were employed outside of North America. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages by our employees and we believe our relations with our employees are excellent.

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
The recent COVID-19 coronavirus outbreak and related government, private sector, and individual consumer responsive actions may adversely affect our business operations, store traffic, employee availability, financial condition, liquidity, and cash flow.
The outbreak of the COVID-19 coronavirus disease has been declared a pandemic by the World Health Organization continues to spread in the United States, Canada, and in many other countries globally. Related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.
The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and lifestyle centers. In February 2020, we temporarily closed all of our retail locations in Mainland China. All but one of these locations have since reopened. In March 2020, we temporarily closed all of our retail locations in North America, Europe, Malaysia, New Zealand, and we temporarily closed our distribution center in Sumner, WA. These locations currently remain closed. There is significant uncertainty around the breadth and duration of our store closures and other business disruptions related to COVID-19, as well as its impact on the U.S., Canadian, and global economies, consumer willingness to visit stores, malls, and lifestyle centers, and employee willingness to staff our stores once they re-open. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.
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
Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to our grassroots community-based marketing approach, many of our competitors promote their brands through traditional forms of advertising, such as print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network.
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
We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We have no long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for fabrics, other raw materials, and production. The following statistics are based on cost.
We work with a group of approximately 39 vendors that manufacture our products, five of which produced approximately 56% of our products in fiscal 2019. During fiscal 2019, the largest single manufacturer produced approximately 17% of our products. During fiscal 2019, approximately 33% of our products were manufactured in Vietnam, 16% in Cambodia, 15% in Sri Lanka, and 11% in the PRC, including 2% in Taiwan, PRC.
We work with a group of approximately 76 suppliers to provide the fabrics for our products. In fiscal 2019, approximately 59% of our fabrics were produced by our top five fabric suppliers, and the largest single manufacturer produced approximately 32% of fabric used. During fiscal 2019, approximately 46% of our fabrics originated from Taiwan, PRC, 14% from the rest of the PRC, 19% from Sri Lanka, and the remainder from other regions.
We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps, and drawcords from suppliers located predominantly in the Asia Pacific region.
We have experienced, and may in the future experience, a significant disruption in the supply of fabrics or raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability, and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. Our supply of fabric or manufacture of our products could be disrupted or delayed by the impact of global health pandemics, including the current COVID-19 coronavirus pandemic, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption, or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition, and results of operations.
Almost all of our suppliers are located outside of North America, and as a result, we are subject to risks associated with doing business abroad, including:

•
the impact of health conditions, including the current COVID-19 coronavirus pandemic, and related government and private sector responsive actions, and other changes in local economic conditions in countries where our manufacturers, suppliers, or guests are located;

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

•	reduced protection for intellectual property rights, including trademark protection, in some countries, particularly in the PRC; and

•
disruptions or delays in shipments whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions.

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
Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions (particularly those in North America), high levels of unemployment, health pandemics (such as the impact of the current COVID-19 coronavirus pandemic, including reduced store traffic and widespread temporary store closures), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, tax rates and general uncertainty regarding the overall future economic environment. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
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
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in guest demand for our products or for products of our competitors, our failure to accurately forecast guest acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions (for example, because of unexpected effects on inventory supply and consumer demand caused by the current COVID-19 coronavirus pandemic), and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast guest demand, we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to guests.
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
Additionally, we are subject to laws and regulations such as the European Union's General Data Privacy Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"). These regulations require companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to four percent of worldwide revenue. The GDPR, CCPA, and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, negative publicity, or demands or orders that we modify or cease existing business practices.
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
Global economic and political conditions and global events such as health pandemics could adversely impact our results of operations.
Uncertain or challenging global economic and political conditions could impact our performance, including our ability to successfully expand internationally. Global economic conditions could impact levels of consumer spending in the markets in which we operate, which could impact our sales and profitability. Political unrest could negatively impact our guests and employees, reduce consumer spending, and adversely impact our business and results of operations. Health pandemics, such as the current COVID-19 coronavirus pandemic, and the related governmental, private sector and individual consumer responsive actions could reduce store traffic and consumer spending, result in temporary or permanent closures of stores, offices, and factories, and could negatively impact the flow of goods.
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
Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and the PRC, Canada, or other countries where we sell or source our products, could negatively impact our results of operations or cash flows. The current political administrations in the United States and the PRC have proposed tariffs which increase the costs of our products. It is possible that further tariffs may be introduced, or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products from the PRC, or could require us to source our products from other countries.
On January 31, 2020, the United Kingdom ("UK") withdrew from the European Union ("EU"), commonly referred to as "Brexit". There is significant uncertainty related to how the UK's trade, duties, and customs arrangements with the EU will be impacted by Brexit after the transition period, as well as the impact on the movement of goods, people, and capital between the UK and the EU. There could be changes in economic conditions in the UK or EU, including foreign exchange rates and consumer markets. Our business could be adversely affected by these changes, including by additional duties on the importation of our products into the UK from the EU and as a result of shipping delays or congestion.
Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to the income tax laws of the United States, Canada, and several other foreign jurisdictions. Our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, new tax interpretations and guidance, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of unremitted earnings for which we have not previously accrued applicable U.S. income taxes and foreign withholding taxes.
Repatriations from our Canadian subsidiaries are not subject to Canadian withholding taxes if such distributions are made as a return of capital. We have not accrued for any Canadian withholding taxes that could be payable on future repatriations from our Canadian subsidiaries because we believe the current net investment in our Canadian subsidiaries can either be repatriated free of withholding tax or is expected to be indefinitely reinvested. The extent to which future increases in the net assets of our Canadian subsidiaries can be repatriated free of withholding tax is dependent on, among other things, the amount of paid-up-capital in our Canadian subsidiaries and transactions undertaken by our exchangeable shareholders. We are unable to determine the timing and extent to which such transactions may occur. Accordingly, increases in our Canadian net assets may result in an increase to our effective tax rate.

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
We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $4.0 billion in fiscal 2019. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
We are subject to risks associated with leasing retail and distribution space subject to long-term and non-cancelable leases.
We lease the majority of our stores under operating leases and our inability to secure appropriate real estate or lease terms could impact our ability to grow. Our leases generally have initial terms of between five and 15 years, and generally can be extended in five-year increments if at all. We generally cannot cancel these leases at our option. If an existing or new store is not profitable, and we decide to close it, as we have done in the past and may do in the future, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.
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
Our growth will largely depend on our ability to successfully open and operate new stores, which depends on many factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside of our control;

•	gain brand recognition and acceptance, particularly in markets that are new to us;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	hire, train and retain store personnel and field management;

•	immerse new store personnel and field management into our corporate culture;

•	source sufficient inventory levels; and

•	successfully integrate new stores into our existing operations and information technology systems.
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
ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7.
The general location, use and approximate size of our principal owned properties as of February 2, 2020, are set forth below:

Location	Use	Approximate Square Feet
Columbus, OH	Distribution Center	310,000
Vancouver, BC	Executive and Administrative Offices	140,000
The general location, use, approximate size and lease renewal date of our principal non-retail leased properties as of February 2, 2020, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Toronto, ON	Distribution Center	250,000	September 2033
Sumner, WA	Distribution Center	150,000	July 2025
Vancouver, BC	Distribution Center	155,000	January 2031
ITEM 3. LEGAL PROCEEDINGS
Please see the legal proceedings described in Note 17 to our audited consolidated financial statements included in Item 8 of Part II of this report.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "LULU."
As of March 20, 2020, there were approximately 900 holders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between February 1, 2015 (the date of our fiscal year end five years ago) and February 2, 2020, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index, over the same period. This graph assumes the investment of $100 on February 1, 2015 at the closing sale price our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

	01-Feb-15	31-Jan-16	29-Jan-17	28-Jan-18	03-Feb-19	02-Feb-20
lululemon athletica inc.	$100.00	$93.70	$100.88	$119.38	$220.59	$361.40
S&P 500 Index	$100.00	$97.26	$115.02	$144.00	$135.67	$161.68
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$82.75	$69.42	$90.37	$79.62	$71.89
Issuer Purchase of Equity Securities
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended February 2, 2020 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 4, 2019 - December 1, 2019	1,584	$194.10	1,584	$327,302,004
December 2, 2019 - January 5, 2020	—	—	—	327,302,004
January 6, 2020 - February 2, 2020	—	—	—	327,302,004
Total	1,584		1,584
__________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2019.

(2)
On January 31, 2019, our board of directors approved a stock repurchase program of up to $500 million of our common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors. The repurchases are expected to be completed by January 2021.

The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended February 2, 2020 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 4, 2019 - December 1, 2019	5,644	$221.41	5,644	4,737,749
December 2, 2019 - January 5, 2020	5,629	227.93	5,629	4,732,120
January 6, 2020 - February 2, 2020	5,474	238.34	5,474	4,726,646
Total	16,747		16,747
___________

(1)	Monthly information is presented by reference to our fiscal periods during our fourth quarter of fiscal 2019.

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

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands, except per share data)
Consolidated statement of operations and comprehensive income data:
Net revenue	$3,979,296	$3,288,319	$2,649,181	$2,344,392	$2,060,523
Cost of goods sold	1,755,910	1,472,032	1,250,391	1,144,775	1,063,357
Gross profit	2,223,386	1,816,287	1,398,790	1,199,617	997,166
Selling, general and administrative expenses	1,334,276	1,110,451	904,264	778,465	628,090
Asset impairment and restructuring costs	—	—	38,525	—	—
Income from operations	889,110	705,836	456,001	421,152	369,076
Other income (expense), net	8,283	9,414	3,997	1,577	(581)
Income before income tax expense	897,393	715,250	459,998	422,729	368,495
Income tax expense	251,797	231,449	201,336	119,348	102,448
Net income	$645,596	$483,801	$258,662	$303,381	$266,047

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,773)	(73,885)	58,577	36,703	(64,796)
Comprehensive income	$637,823	$409,916	$317,239	$340,084	$201,251

Basic earnings per share	$4.95	$3.63	$1.90	$2.21	$1.90
Diluted earnings per share	$4.93	$3.61	$1.90	$2.21	$1.89
Basic weighted-average number of shares outstanding	130,393	133,413	135,988	137,086	140,365
Diluted weighted-average number of shares outstanding	130,955	133,971	136,198	137,302	140,610

	As of
	February 2, 2020	February 3, 2019	January 28, 2018	January 29, 2017	January 31, 2016
	(In thousands)
Consolidated balance sheet data[1]:
Cash and cash equivalents	$1,093,505	$881,320	$990,501	$734,846	$501,482
Inventories	518,513	404,842	329,562	298,432	284,009
Total assets	3,281,354	2,084,711	1,998,483	1,657,541	1,314,077
Total liabilities	1,329,136	638,736	401,523	297,568	286,595
Total stockholders' equity	1,952,218	1,445,975	1,596,960	1,359,973	1,027,482
__________

(1)
We adopted ASC 842 on February 4, 2019 using the modified retrospective approach with no restatement of comparative periods. See Note 2 to the audited consolidated financial statements included in Item 8 of Part II of this report for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year.
Fiscal 2019 was a 52 week year and fiscal 2018 was a 53 week year. Net revenue includes results from the 53rd week, however, comparable sales are calculated on a one week shifted basis such that the 52 weeks ended February 2, 2020 are compared to the 52 weeks ended February 3, 2019 rather than January 27, 2019. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
We have omitted the results of operations and cash flows for fiscal 2017, and the comparison of fiscal 2018 to fiscal 2017. For the omitted results and comparisons please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our fiscal 2018 Annual Report on Form 10-K filed with the SEC on March 27, 2019.
This discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions included in the "Special Note Regarding Forward-Looking Statements." Our actual results and the timing of events may differ materially from those anticipated in these forward looking statements as a result of various factors, including those described in the "Item 1A. Risk Factors" section and elsewhere in this Annual Report on Form 10-K.
We disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.lululemon.com/), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls, and webcasts.
Overview
Our business momentum continued in fiscal 2019. Net revenue grew 21% and total comparable sales increased 17%. In addition, we expanded our operating margin 80 basis points to 22.3% and grew earnings per share 37%, or 28% excluding certain discrete tax items which were recognized in fiscal 2018.
Fueling our performance this year was strength across our product assortment, 18% square footage growth driven by new stores and our remodel program, and a robust e-commerce business. In addition, our local community events and educators continued to connect us with our guests in a truly unique manner.
The Power of Three
We believe the first year of our Power of Three growth plan proved to be particularly successful. The strategic pillars of this plan are product innovation, omni-guest experience, and market expansion.
Product Innovation
Throughout fiscal 2019, response to our product offerings was strong as we continued to grow our core product categories, expand our merchandise range, and deliver new innovation through our Science of Feel development platform. Momentum continued in both our men's and women's pant category, and we continued to expand the important categories of bras and outerwear. In men's, one of our key growth areas, revenue increased 34% in 2019. We also moved beyond test phase with our new assortment of selfcare personal-care products. We rolled out our initial assortment to 50 stores and online.
Omni-Guest Experience
Performance was strong across both our company-operated store and direct to consumer channels in fiscal 2019, with comparable store sales increasing 9% and direct to consumer net revenue growing 35%, each based on a shifted calendar. In fiscal 2019 we began to engage with our guests in new ways. We began testing a new membership program, with four markets tested in fiscal 2019. We also opened and began testing our first two fully experiential stores in 2019, one in the Lincoln Park neighborhood of Chicago and the second at the Mall of America near Minneapolis. These stores were designed to offer dedicated studio space for sweat classes and meditation, locker rooms, healthy foods, and an elevated shopping experience.
In fiscal 2019 we continued to host unique events in North America and in our international markets. In addition to our SeaWheeze half marathon and festival in Vancouver, we hosted 10K races in Toronto, Edmonton, and San Diego, our first in the United States. In Europe, we held Sweatlife festivals in London, Paris, and Berlin, and in Mainland China, we hosted our 4th annual Unroll China event. These festivals and events brought together guests, educators, ambassadors, and other members of the local community to engage in sweat classes, yoga, personal development, and meditation.

Market Expansion
In fiscal 2019, we continued to expand our presence both in North America and in our international markets. During the year, we opened 51 net new company-operated stores, including 19 in North America, 24 in Asia Pacific, and eight in Europe. We expanded into two new markets in Europe during the year, the Netherlands and Norway. We also launched local market e-commerce sites in Germany and France. In Asia, we opened our first stores in Malaysia and launched a local e-commerce site in Japan.
We also expanded our seasonal store strategy in fiscal 2019 with approximately 80 seasonal stores in operation for some period of time during the year. These stores allowed us to better cater to our guests in select markets, particularly during the holidays, while also helping introduce new guests to our brand.
For fiscal 2019, our business in North America grew 20%, while total growth in our international markets was 32%.
Coronavirus (COVID-19)
The outbreak of the COVID-19 coronavirus has been declared a pandemic by the World Health Organization and continues to spread in the United States, Canada, and in many other countries globally. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and lifestyle centers. Government authorities in certain markets in which we operate have also issued orders that require the closure of non-essential businesses and people to remain at home.
We have taken actions to close certain retail locations and to reduce operating hours, and we continue to monitor the situation and work closely with local authorities to prioritize the safety of our people and guests. In February 2020, we temporarily closed all of our retail locations in Mainland China. All but one of these locations have since reopened. In March 2020, we temporarily closed all of our retail locations in North America, Europe, Malaysia, New Zealand, and we temporarily closed our distribution center in Sumner, WA. These locations currently remain closed.
There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 coronavirus pandemic will have on the demand for our products and our supply chain. We expect our sales growth trends to experience a meaningful deterioration from those achieved in fiscal 2019 and to experience a material adverse impact on our fiscal 2020 results. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.
We remain confident in the long-term growth opportunities and our Power of Three growth plan and believe that we have sufficient cash and cash equivalents, and available capacity under our revolving credit facilities, to meet our liquidity needs. As of February 2, 2020, we had cash and cash equivalents of $1.1 billion and the capacity under our committed revolving credit facility was $398.2 million.
Financial Highlights
The summary below provides both GAAP and non-GAAP financial measures. The adjusted financial measures for fiscal 2018 exclude the amounts recognized in connection with U.S. tax reform and taxes on the repatriation of foreign earnings.
For the fiscal year ended February 2, 2020, compared to the fiscal year ended February 3, 2019:

•	Net revenue increased 21% to $4.0 billion. On a constant dollar basis, net revenue increased 22%.

•	Total comparable sales, which includes comparable store sales and direct to consumer, increased 17%. On a constant dollar basis, total comparable sales increased 18%.

–	Comparable store sales increased 9%, or increased 10% on a constant dollar basis.

–	Direct to consumer net revenue increased 35%, or increased 35% on a constant dollar basis.

•	Gross profit increased 22% to $2.2 billion.

•	Gross margin increased 70 basis points to 55.9%.

•	Income from operations increased 26% to $889.1 million.

•	Operating margin increased 80 basis points to 22.3%.

•	Income tax expense increased 9% to $251.8 million. Our effective tax rate for fiscal 2019 was 28.1% compared to 32.4% for fiscal 2018. The adjusted effective tax rate was 28.0% for fiscal 2018.

•	Diluted earnings per share were $4.93 for fiscal 2019 compared to $3.61 in fiscal 2018. Adjusted diluted earnings per share were $3.84 for fiscal 2018.
Due to the 53rd week in fiscal 2018, comparable sales are calculated on a one week shifted basis such that the 52 weeks ended February 2, 2020 are compared to the 52 weeks ended February 3, 2019 rather than January 27, 2019.
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and adjusted income tax expense, effective tax rates, and diluted earnings per share, and the most directly comparable measures calculated in accordance with GAAP.
General
Net revenue is comprised of company-operated store sales, direct to consumer sales through www.lululemon.com, other country and region specific websites, and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, and other net revenue, which includes outlet sales, sales from temporary locations, sales to wholesale accounts, license and supply arrangement net revenue which consists of royalties as well as sales of our products to licensees, and warehouse sales.
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
Income tax expense depends on the statutory tax rates in the countries where we sell our products and the proportion of taxable income earned in those jurisdictions. To the extent the relative proportion of taxable income in the jurisdictions fluctuates, or the tax legislation in the respective jurisdictions changes, so will our effective tax rate. We also anticipate that, in the future, we may start to sell our products through retail locations in countries in which we have not yet operated, in which case, we would become subject to taxation based on the foreign statutory rates in the countries where these sales take place and our effective tax rate could fluctuate accordingly. In addition, increases in our Canadian net assets may result in an increase to our effective tax rate due to Canadian withholding taxes that could be payable on future repatriations from our Canadian subsidiaries to the extent that they are not able to be made as a return of capital.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenue:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	February 2, 2020	February 3, 2019
	(In thousands)		(Percentages)
Net revenue	$3,979,296	$3,288,319	100.0%	100.0%
Cost of goods sold	1,755,910	1,472,032	44.1	44.8
Gross profit	2,223,386	1,816,287	55.9	55.2
Selling, general and administrative expenses	1,334,276	1,110,451	33.5	33.8
Income from operations	889,110	705,836	22.3	21.5
Other income (expense), net	8,283	9,414	0.2	0.3
Income before income tax expense	897,393	715,250	22.6	21.8
Income tax expense	251,797	231,449	6.3	7.0
Net income	$645,596	$483,801	16.2%	14.7%

Comparison of Fiscal 2019 to Fiscal 2018
Net Revenue
Net revenue increased $691.0 million, or 21%, to $4.0 billion in fiscal 2019 from $3.3 billion in fiscal 2018. On a constant dollar basis, assuming the average exchange rates in fiscal 2019 remained constant with the average exchange rates in fiscal 2018, net revenue increased $718.5 million, or 22%.
The increase in net revenue was primarily due to increased direct to consumer net revenue, net revenue generated by new company-operated stores, and an increase in comparable store sales.
Based on a shifted calendar, total comparable sales, which includes comparable store sales and direct to consumer, increased 17% in fiscal 2019 compared to fiscal 2018. Total comparable sales increased 18% on a constant dollar basis.
Net revenue on a segment basis for fiscal 2019 and fiscal 2018 is summarized below. The percentages are presented as a percentage of total net revenue.

	Fiscal Years Ended February 2, 2020 and February 3, 2019
	2019	2018	2019	2018
	(In thousands)		(Percentages)
Company-operated stores	$2,501,067	$2,126,363	62.9%	64.7%
Direct to consumer	1,137,822	858,856	28.6	26.1
Other	340,407	303,100	8.6	9.2
Net revenue	$3,979,296	$3,288,319	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment increased $374.7 million, or 18%, to $2.5 billion in fiscal 2019 from $2.1 billion in fiscal 2018. The following contributed to the increase in net revenue from our company-operated stores segment:

•
Net revenue from company-operated stores we opened or significantly expanded subsequent to February 3, 2019, and are therefore not included in comparable store sales, increased net revenue by $238.5 million. During fiscal 2019 we opened 51 net new company-operated stores, including 24 stores in Asia Pacific, 19 stores in North America, and eight stores in Europe.

•
Based on a shifted calendar, a comparable store sales increase of 9% in fiscal 2019 compared to fiscal 2018. Comparable store sales increased 10% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic and improved conversion rates.

We generated net revenue of $32.7 million in the 53rd week of fiscal 2018 from our company-operated stores segment.
Direct to Consumer. Net revenue from our direct to consumer segment increased $279.0 million to $1.1 billion in fiscal 2019 from $858.9 million in fiscal 2018. We generated net revenue of $20.3 million in the 53rd week of fiscal 2018 from our direct to consumer segment. Based on a shifted calendar, direct to consumer net revenue increased 35%, or increased 35% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily the result of increased traffic on our e-commerce websites and improved conversion rates, partially offset by a decrease in dollar value per transaction.
Other. Net revenue from our other segment increased $37.3 million, or 12%, to $340.4 million in fiscal 2019 from $303.1 million in fiscal 2018. This increase was primarily the result of an increase in net revenue from sales to wholesale accounts, and an increased number of temporary locations, including seasonal stores, open during fiscal 2019 compared to fiscal 2018.
Gross Profit
Gross profit increased $407.1 million, or 22%, to $2.2 billion in fiscal 2019 from $1.8 billion in fiscal 2018.
Gross profit as a percentage of net revenue, or gross margin, increased 70 basis points, to 55.9% in fiscal 2019 from 55.2% in fiscal 2018. The increase in gross margin was primarily the result of an increase in product margin of 110 basis points, which was primarily due to lower product costs, a favorable mix of higher margin product, and lower markdowns.
This was partially offset by an increase in costs as a percentage of revenue related to our distribution centers and our product departments of 30 basis points, an increase in occupancy and depreciation costs as a percentage of revenue of 10 basis points, and an unfavorable impact of foreign exchange rates of 10 basis points.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $223.8 million, or 20%, to $1.3 billion in fiscal 2019 from $1.1 billion in fiscal 2018. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in costs related to our operating channels of $136.6 million, comprised of:

–
an increase in employee costs of $64.7 million primarily from a growth in labor hours and benefits, mainly associated with new company-operated stores and other new operating locations, and due to higher incentive compensation expenses;

–	an increase in variable costs of $49.2 million primarily due to an increase in distribution costs, credit card fees, and packaging costs as a result of increased net revenue; and

–	an increase in other costs of $22.8 million primarily due to increases in digital marketing expenses, information technology costs, security, and other costs associated with our operating locations;

•	an increase in head office costs of $84.3 million, comprised of:

–
an increase in employee costs of $43.0 million primarily due to increased incentive and stock-based compensation expense and due to increased wages, primarily from additional employees to support the growth in our business; and

–	an increase in other costs of $41.3 million primarily due to increases in depreciation, information technology costs, professional fees, brand and community costs, and other head office costs; and

•
an increase in net foreign exchange and derivative revaluation losses of $2.9 million. There were net foreign exchange and derivative revaluation losses of $1.5 million in fiscal 2019 compared to net foreign exchange revaluation gains of $1.4 million in fiscal 2018.

As a percentage of net revenue, selling, general and administrative expenses decreased 30 basis points, to 33.5% in fiscal 2019 from 33.8% in fiscal 2018.
Income from Operations
Income from operations increased $183.3 million, or 26%, to $889.1 million in fiscal 2019 from $705.8 million in fiscal 2018. Operating margin increased 80 basis points to 22.3% compared to 21.5% in fiscal 2018.
On a segment basis, we determine income from operations without taking into account our general corporate expenses.
Segmented income from operations before general corporate expenses for fiscal 2019 and fiscal 2018 is summarized below and is expressed in dollar amounts. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Fiscal Years Ended February 2, 2020 and February 3, 2019
	2019	2018	2019	2018
	(In thousands)		(Percentages)
Segmented income from operations:
Company-operated stores	$689,339	$575,536	27.6%	27.1%
Direct to consumer	482,368	354,107	42.4	41.2
Other	72,559	62,558	21.3	20.6
	1,244,266	992,201
General corporate expenses	355,156	286,365
Income from operations	$889,110	$705,836

Company-Operated Stores. Income from operations from our company-operated stores segment increased $113.8 million, or 20%, to $689.3 million for fiscal 2019 from $575.5 million for fiscal 2018. The increase was primarily the result of increased gross profit of $199.5 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses, primarily due to increased employee costs, increased store operating expenses including higher credit card fees, distribution costs, and packaging costs as a result of higher net revenue, and due to increased security, repairs and maintenance costs, and information technology costs. Income from operations as a percentage of company-operated stores net revenue increased by 50 basis points, primarily due to leverage on selling, general and administrative expenses and an increase in gross margin.

Direct to Consumer. Income from operations from our direct to consumer segment increased $128.3 million, or 36%, to $482.4 million in fiscal 2019 from $354.1 million in fiscal 2018. The increase was primarily the result of increased gross profit of $194.0 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, as well as higher digital marketing expenses, information technology costs, and employee costs. Income from operations as a percentage of direct to consumer net revenue has increased by 120 basis points, primarily due to an increase in gross margin, partially offset by deleverage on selling, general and administrative expenses.
Other. Other income from operations increased $10.0 million, or 16%, to $72.6 million in fiscal 2019 from $62.6 million in fiscal 2018. The increase was primarily the result of increased gross profit of $13.6 million which was primarily due to increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, including increased employee costs, increased operating expenses including higher credit card fees and higher distribution costs as a result of higher net revenue, and due to higher repairs and maintenance costs and information technology costs. Income from operations as a percentage of other net revenue increased 70 basis points, primarily due to leverage on selling, general and administrative expenses, partially offset by a decrease in gross margin.
General Corporate Expenses. General corporate expenses increased $68.8 million, or 24%, to $355.2 million in fiscal 2019 from $286.4 million in fiscal 2018. This increase was primarily due to increases in head office employee costs, depreciation, brand and community costs, information technology costs, professional fees, and an increase in net foreign exchange and derivative losses of $2.9 million. We expect general corporate expenses to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our company-operated stores, direct to consumer and other segments.
Other Income (Expense), Net
There was net other income of $8.3 million in fiscal 2019 compared to $9.4 million in fiscal 2018. The decrease was primarily due to a decrease in net interest income, primarily from lower cash balances during the majority of fiscal 2019 compared to fiscal 2018. The decrease in net other income was partially offset by a decrease in interest expense, primarily the result of borrowings on our North American revolving credit facility during fiscal 2018. We did not have any borrowings on our revolving credit facilities during fiscal 2019.
Income Tax Expense
Income tax expense increased $20.3 million, or 9%, to $251.8 million in fiscal 2019 from $231.4 million in fiscal 2018.
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
Further information on the adjustments recognized in fiscal 2018 is outlined in Note 15 to the audited consolidated financial statements included in Item 8 of Part II of this report.
Our effective tax rate for fiscal 2019 was 28.1% compared to 32.4% for fiscal 2018. The effective tax rate excluding the above tax adjustments related to U.S. tax reform was 28.0% for fiscal 2018. The increase in the effective tax rate compared to our adjusted effective tax rate in the prior year was primarily due to accruals for repatriation taxes on unremitted earnings and true-ups upon filing of tax returns. This was partially offset by a reduction in non-deductible stock-based compensation expense.
Net Income
Net income increased $161.8 million, or 33%, to $645.6 million in fiscal 2019 from $483.8 million in fiscal 2018. The increase in net income in fiscal 2019 was primarily due to an increase in gross profit of $407.1 million, partially offset by an increase in selling, general and administrative expenses of $223.8 million, an increase in income tax expense of $20.3 million, and a decrease in other income (expense), net of $1.1 million.

Comparable Sales
We separately track comparable store sales, which reflect net revenue from company-operated stores that have been open, or open after being significantly expanded, for at least 12 full fiscal months. Net revenue from a store is included in comparable store sales beginning with the first fiscal month for which the store has a full fiscal month of sales in the prior year. Comparable store sales exclude sales from new stores that have not been open for at least 12 full fiscal months, from stores which have not been in their significantly expanded space for at least 12 full fiscal months, and from stores which have been temporarily relocated for renovations or temporarily closed for over 30 days. Comparable store sales also exclude sales from direct to consumer, outlets, temporary locations, wholesale accounts, through license and supply arrangements, warehouse sales, and sales from company-operated stores that we have closed.
We use comparable store sales to assess the performance of our existing stores. It allows us to monitor the performance of our business without the impact of recently opened or expanded stores. We believe that investors would similarly find this metric useful in assessing the performance of our business.
Total comparable sales combines comparable store sales and direct to consumer sales. We are evolving towards an omni-channel approach to support the shopping behavior of our guests. This involves country and region specific websites, mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, social media, product notification emails, and online order fulfillment through stores. Total comparable sales is an increasingly important metric to us as it allows us to evaluate the performance of our business from an omni-channel perspective. We therefore believe that reporting total comparable sales with comparable store sales and direct to consumer sales combined provides a relevant performance metric to investors.
Various factors affect comparable sales, including:

•	the location of new stores relative to existing stores;

•	consumer preferences, buying trends, foot traffic in the malls in which our stores are located, and overall economic trends;

•	our ability to anticipate and respond effectively to customer preferences for technical athletic apparel;

•	competition;

•	changes in our merchandise mix;

•	pricing;

•	the timing of our releases of new merchandise and promotional events;

•	the effectiveness of our marketing efforts;

•	the design and ease of use of our websites and mobile apps;

•	the level of customer service that we provide in our stores and on our websites and mobile apps;

•	our ability to source and distribute products efficiently; and

•	the number of stores we open, close (including for temporary renovations), and expand in any period.
In fiscal years with 53 weeks, the 53rd week of net revenue is excluded from the calculation of comparable sales. In the year following a 53 week year, the prior year period is shifted by one week to compare similar calendar weeks.
Opening new stores and expanding existing stores is an important part of our growth strategy. Accordingly, total comparable sales is just one way of assessing the success of our growth strategy insofar as comparable sales do not reflect the performance of stores opened, or significantly expanded, within the last 12 full fiscal months. The comparable sales measures we report may not be equivalent to similarly titled measures reported by other companies.
Non-GAAP Financial Measures
Constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue, and the adjusted financial results are non-GAAP financial measures.
A constant dollar basis assumes the average foreign exchange rates for the period remained constant with the average foreign exchange rates for the same period of the prior year. We provide constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue because we use these measures to understand the underlying growth rate of net revenue excluding the impact of changes in foreign exchange rates. We believe that disclosing these measures on a constant dollar basis is useful to investors because it enables them to understand the level of growth of our business.
Adjusted income tax expense, effective tax rates, and diluted earnings per share exclude the amounts recognized in connection with U.S. tax reform and taxes on repatriation of foreign earnings. We believe these adjusted financial measures are useful to investors in evaluating the trend in our operating performance as the adjustments do not directly relate to our ongoing business operations. Furthermore, we do not believe the adjustments are reflective of our expectations of our future operating performance and believe these non-GAAP measures are useful to investors because of their comparability to our historical information.
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
Constant dollar changes in net revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	Fiscal Year Ended February 2, 2020
	(In thousands)	(Percentages)
Change	$690,977	21%
Adjustments due to foreign exchange rate changes	27,487	1
Change in constant dollars	$718,464	22%
Constant dollar changes in total comparable sales, comparable store sales, and direct to consumer net revenue
Due to the 53rd week in fiscal 2018, the below changes in total comparable sales, comparable store sales, and direct to consumer net revenue are calculated on a one week shifted basis such that the 52 weeks ended February 2, 2020 are compared to the 52 weeks ended February 3, 2019 rather than January 27, 2019.

	Fiscal Year Ended February 2, 2020
	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue
Change	17%	9%	35%
Adjustments due to foreign exchange rate changes	1	1	—
Change in constant dollars	18%	10%	35%
__________

(1)	Total comparable sales includes comparable store sales and direct to consumer sales.

(2)
Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 full fiscal months, or open for at least 12 full fiscal months after being significantly expanded.

Adjusted financial measures
The following tables reconcile adjusted financial measures with the most directly comparable measures calculated in accordance with GAAP. The adjustments relate to the amounts recognized in connection with U.S. tax reform and taxes on repatriation of foreign earnings. Please refer to Note 15 to the audited consolidated financial statements included in Item 8 of Part II of this report for further information on these adjustments.

	Fiscal Year Ended February 3, 2019
	GAAP Amounts	Adjustments		Adjusted Amounts (Non-GAAP)
		Tax on Repatriation of Foreign Earnings	U.S. Tax Reform
	(In thousands, except per share amounts)
Income tax expense	$231,449	$(23,714)	$(7,464)	$200,271
Effective tax rate	32.4%	(3.3)%	(1.1)%	28.0%
Diluted earnings per share	$3.61	$0.18	$0.05	$3.84
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations, and capacity under our revolving credit facilities. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, investing in information technology and making system enhancements, funding working capital requirements, and making other strategic capital investments both in North America and internationally. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions, as well as in money market funds, treasury bills, and term deposits.
As of February 2, 2020, our working capital (excluding cash and cash equivalents) was $94.0 million, our cash and cash equivalents were $1.1 billion and our capacity under our committed revolving credit facility was $398.2 million.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019
	(In thousands)
Total cash provided by (used in):
Operating activities	$669,316	$742,779
Investing activities	(278,408)	(242,794)
Financing activities	(177,173)	(590,214)
Effect of exchange rate changes on cash	(1,550)	(18,952)
Increase (decrease) in cash and cash equivalents	$212,185	$(109,181)
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense, and the effect of changes in operating assets and liabilities.
Net cash provided by operating activities decreased $73.5 million in fiscal 2019 compared to fiscal 2018, primarily as a result of the following:

•	an increase in cash used in operating activities of $306.9 million as a result of changes in operating assets and liabilities, primarily due to the following:

–	$115.9 million related to income taxes, primarily due to payments for withholding taxes on repatriated foreign earnings, as well as timing of tax installments;

–	$86.8 million related to accounts payable, primarily due to a change in our payment terms in the prior fiscal year;

–	$51.0 million related to other prepaid expenses and other current and non-current assets; and

–	$45.6 million related to inventory, primarily due to an increase in inventory purchases to support our growth.
This was partially offset by an increase of $161.8 million in net income, and an increase of $71.7 million in non-cash expenses primarily related to an increase in depreciation, stock-based compensation, the settlement of derivatives not designated in a hedging relationship, and deferred income taxes.
Investing Activities
Cash flows used in investing activities relate to capital expenditures, the settlement of net investment hedges, and other investing activities. Cash used in investing activities increased $35.6 million, to $278.4 million in fiscal 2019 from $242.8 million in fiscal 2018.
Capital expenditures for our company-operated stores segment were $171.5 million and $129.2 million in fiscal 2019 and fiscal 2018, respectively. The capital expenditures for our company-operated stores segment in each period were primarily for the remodeling or relocation of certain stores, for opening new company-operated stores, and ongoing store refurbishment. The increase in capital expenditures for our company-operated stores segment was primarily due to an increased amount spent on store remodels and relocations, including our experiential stores. The capital expenditures for our company-operated stores segment also included $44.3 million to open 57 company-operated stores and $27.1 million to open 39 company-operated stores, in fiscal 2019 and fiscal 2018 respectively.
Capital expenditures for our direct to consumer segment were $15.8 million and $6.4 million in fiscal 2019 and fiscal 2018, respectively. The capital expenditures for our direct to consumer segment in fiscal 2019 were primarily related to our new distribution center in Toronto, Canada as well as other information technology infrastructure and system initiatives, and in fiscal 2018 were primarily related to our global and region specific websites as well as mobile apps.
Capital expenditures related to corporate activities and other were $95.7 million and $90.2 million in fiscal 2019 and fiscal 2018, respectively. The capital expenditures in each fiscal year were primarily related to investments in information technology and business systems, improvements at our head office and other corporate buildings, and for capital expenditures related to opening retail locations other than company-operated stores.
Financing Activities
Cash flows used in financing activities consist primarily of cash used to repurchase shares of our common stock, certain cash flows related to stock-based compensation, and other financing activities.
Cash used in financing activities decreased $413.0 million, to $177.2 million in fiscal 2019 from $590.2 million in fiscal 2018. The decrease was primarily the result of a decrease in our stock repurchases.
During the fiscal years ended February 2, 2020 and February 3, 2019, 1.1 million and 4.9 million, respectively, were repurchased under the programs at a total cost of $173.4 million and $598.3 million, respectively. During the first quarter of fiscal 2019, we repurchased 1.0 million shares in a private transaction, and during the second quarter of fiscal 2018, we repurchased 3.3 million shares in a private transaction. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
We believe that our cash and cash equivalent balances, cash generated from operations, and borrowings available to us under our revolving credit facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in "Item 1A. Risk Factors". In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or systems, or we may repurchase shares under an approved stock repurchase program, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash and cash equivalents and cash generated from operations.
Revolving Credit Facilities
North America revolving credit facility
On December 15, 2016, we entered into a credit agreement for $150.0 million under a committed and unsecured five-year revolving credit facility. Bank of America, N.A., is administrative agent and HSBC Bank Canada is the syndication agent and letter of credit issuer, and the lenders party thereto. Borrowings under the revolving credit facility may be made, in U.S. Dollars, Euros, Canadian Dollars, and in other currencies, subject to the approval of the administrative agent and the lenders. Up to $35.0 million of the revolving credit facility is available for the issuance of letters of credit and up to $25.0 million is available for the issuance of swing line loans. Commitments under the revolving credit facility may be increased by up to $200.0 million, subject to certain conditions, including the approval of the lenders. Borrowings under the agreement may be prepaid and commitments may be reduced or terminated without premium or penalty (other than customary breakage costs). The principal amount outstanding under the credit agreement, if any, will be due and payable in full on December 15, 2021, subject to provisions that permit us to request a limited number of one year extensions annually.
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
As of February 2, 2020, aside from letters of credit of $1.8 million, we had no other borrowings outstanding under this credit facility.
Mainland China revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility. The terms are reviewed on an annual basis. The facility includes a revolving loan of up to 100.0 million Chinese Yuan as well as a financial bank guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. Loans are available in Chinese Yuan for a period not to exceed 12 months, and interest accrues on them at a rate equal to 105% of the applicable PBOC Benchmark Lending Rate. Guarantees have a commission equal to 1% per annum of the outstanding amount. The Company is required to follow certain covenants. As of February 2, 2020, there were no borrowings outstanding under this credit facility.
Contractual Obligations and Commitments
Leases. We lease certain store and other retail locations, distribution centers, offices, and equipment under non-cancellable operating leases. Our leases generally have initial terms of between five and 15 years, and generally can be extended in five-year increments, if at all. The following table details the Company's future minimum lease payments. Minimum lease commitments exclude variable lease expenses including contingent rent payments, common area maintenance, property taxes, and landlord's insurance.
Purchase obligations. The amounts listed for purchase obligations in the table below represent agreements (including open purchase orders) to purchase products and for other expenditures in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, values are subject to change, such as for product purchases throughout the production process. The reported amounts exclude liabilities included in our consolidated balance sheets as of February 2, 2020.

One-time transition tax. As outlined in Note 15 to our audited consolidated financial statements included in Item 8 of Part II of this report, U.S. tax reform imposed a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax. The one-time transition tax is payable over eight years beginning in fiscal 2018. The table below outlines the expected payments due by fiscal year.
The following table summarizes our contractual arrangements as of February 2, 2020, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Operating leases (minimum rent)	$826,096	$152,440	$161,519	$138,188	$111,877	$87,275	$174,797
Purchase obligations	346,542	298,039	4,638	4,538	4,538	15,126	19,663
One-time transition tax payable	53,302	5,076	5,076	5,076	9,518	12,691	15,865
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of February 2, 2020, letters of credit totaling $1.8 million had been issued.
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
We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:
Revenue Recognition. Net revenue is comprised of company-operated store net revenue, direct to consumer net revenue through websites and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, and other net revenue, which includes revenue from outlets, temporary locations, sales to wholesale accounts, warehouse sales, and license and supply arrangement net revenue, which consists of royalties as well as sales of our products to licensees. All net revenue is reported net of sales taxes collected from customers on behalf of taxing authorities.
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
Inventory provisions. Inventory is valued at the lower of cost and net realizable value. We periodically review our inventories and make a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination.
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
Deferred taxes on undistributed net investment of foreign subsidiaries. We have not recognized U.S. state income taxes and foreign withholding taxes on the net investment in our subsidiaries which we have determined to be indefinitely reinvested. This determination is based on the cash flow projections and operational and fiscal objectives of each of our foreign subsidiaries. Such estimates are inherently imprecise since many assumptions utilized in the projections are subject to revision in the future.
For the portion of our net investment in our Canadian subsidiaries that are not indefinitely reinvested, we have recorded a deferred tax liability for the taxes which would be due upon repatriation. For distributions made by our Canadian subsidiaries, the amount of tax payable is partially dependent on how the repatriation transactions are made. The deferred tax liability has been recorded on the basis that we would choose to make the repatriation transactions in the most tax efficient manner. Specifically, to the extent that the Canadian subsidiaries have sufficient paid-up-capital, any such distributions would be characterized for Canadian tax purposes as a return of capital, rather than as a dividend, and would not be subject to Canadian withholding tax.
As of February 2, 2020, the paid-up-capital balance of the Canadian subsidiaries for tax purposes was $1.5 billion. The net investment in our Canadian subsidiaries was $1.3 billion, of which $0.8 billion was determined to be indefinitely reinvested. The Canadian subsidiaries have sufficient paid-up-capital such that we could choose to repatriate the portion of our net investment that is not indefinitely reinvested without paying Canadian withholding tax.
Deferred tax liabilities of $1.5 million have been recognized in relation to the portion of our net investment in our Canadian subsidiaries that is not indefinitely reinvested, principally representing the U.S. state income taxes which would be due upon repatriation. The unrecognized deferred tax liability on the indefinitely reinvested amount is approximately $2.3 million.
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
As of February 2, 2020, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 12 to our audited consolidated financial statements included in Item 8 of Part II of this report for further information, including details of the notional amounts outstanding.
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

During fiscal 2019, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $4.6 million increase in accumulated other comprehensive loss within stockholders' equity. During fiscal 2018, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $83.2 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for fiscal 2019 would have resulted in lower income from operations of approximately $4.6 million in fiscal 2019. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the fiscal year. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of February 2, 2020, aside from letters of credit of $1.8 million, we had no other borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of lululemon athletica inc. and its subsidiaries (together, the Company) as of February 2, 2020 and February 3, 2019, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the 52 week period ended February 2, 2020, the 53 week period ended February 3, 2019, and the 52 week period ended January 28, 2018, including the related notes, and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2020 and February 3, 2019, and the results of its operations and its cash flows for the 52 week period ended February 2, 2020, the 53 week period ended February 3, 2019, and the 52 week period ended January 28, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 4, 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's 2020 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory provision
As described in Note 2 and Note 3 to the consolidated financial statements, inventory is valued at the lower of cost and net realizable value, and management records a provision as necessary to appropriately value inventories that are obsolete, have quality issues, or are damaged. Provision expense is recorded in cost of goods sold. As of February 2, 2020, the Company's consolidated net inventories balance was $518.5 million and the inventory provision was $22.1 million. The amount of the inventory provision is equal to the difference between the cost of the inventory and its estimated net realizable value based on assumptions about product quality, damages, future demand, selling prices, and market conditions.

The principal considerations for our determination that performing procedures relating to the inventory provision is a critical audit matter are (i) management identified the matter as a critical accounting estimate; and (ii) significant judgment was required by management in determining the estimated net realizable value of inventories that are obsolete, have quality issues, or are damaged, which in turn led to increased audit effort and a higher degree of subjectivity in evaluating audit evidence relating to the estimate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the review of the provision including the assumptions used. These procedures also included, among others: (i) observing the physical condition of inventories during inventory counts; (ii) evaluating the appropriateness of management's process for developing the estimates of net realizable value (iii) testing the reliability of reports used by management by agreeing to underlying records; (iv) testing the reasonableness of the assumptions about quality, damages, future demand, selling prices and market conditions by considering with historical trends and consistency with evidence obtained in other areas of the audit; and corroborating the assumptions with individuals within the product team.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, Canada
March 26, 2020

We have served as the Company's auditor since 2006.

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	February 2, 2020	February 3, 2019
ASSETS
Current assets
Cash and cash equivalents	$1,093,505	$881,320
Accounts receivable	40,219	35,786
Inventories	518,513	404,842
Prepaid and receivable income taxes	85,159	49,385
Other prepaid expenses and other current assets	70,542	57,949
	1,807,938	1,429,282
Property and equipment, net	671,693	567,237
Right-of-use lease assets	689,664	—
Goodwill and intangible assets, net	24,423	24,239
Deferred income tax assets	31,435	26,549
Other non-current assets	56,201	37,404
	$3,281,354	$2,084,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$79,997	$95,533
Accrued inventory liabilities	6,344	16,241
Accrued compensation and related expenses	133,688	109,181
Current lease liabilities	128,497	—
Current income taxes payable	26,436	67,412
Unredeemed gift card liability	120,413	99,412
Other current liabilities	125,043	112,698
	620,418	500,477
Non-current lease liabilities	611,464	—
Non-current income taxes payable	48,226	42,099
Deferred income tax liabilities	43,432	14,249
Other non-current liabilities	5,596	81,911
	1,329,136	638,736
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 6,227 and 9,332 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 6,227 and 9,332 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 124,122 and 121,600 issued and outstanding	621	608
Additional paid-in capital	355,541	315,285
Retained earnings	1,820,637	1,346,890
Accumulated other comprehensive loss	(224,581)	(216,808)
	1,952,218	1,445,975
	$3,281,354	$2,084,711
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
Net revenue	$3,979,296	$3,288,319	$2,649,181
Cost of goods sold	1,755,910	1,472,032	1,250,391
Gross profit	2,223,386	1,816,287	1,398,790
Selling, general and administrative expenses	1,334,276	1,110,451	904,264
Asset impairment and restructuring costs	—	—	38,525
Income from operations	889,110	705,836	456,001
Other income (expense), net	8,283	9,414	3,997
Income before income tax expense	897,393	715,250	459,998
Income tax expense	251,797	231,449	201,336
Net income	$645,596	$483,801	$258,662

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,773)	(73,885)	58,577
Comprehensive income	$637,823	$409,916	$317,239

Basic earnings per share	$4.95	$3.63	$1.90
Diluted earnings per share	$4.93	$3.61	$1.90
Basic weighted-average number of shares outstanding	130,393	133,413	135,988
Diluted weighted-average number of shares outstanding	130,955	133,971	136,198
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at January 29, 2017	9,781	9,781	$—	127,304	$637	$266,622	$1,294,214	$(201,500)	$1,359,973
Net income							258,662		258,662
Foreign currency translation adjustment								58,577	58,577
Stock-based compensation expense						17,610			17,610
Common stock issued upon settlement of stock-based compensation				267	1	5,627			5,628
Shares withheld related to net share settlement of stock-based compensation				(60)	—	(3,229)			(3,229)
Repurchase of common stock				(1,861)	(10)	(2,377)	(97,874)		(100,261)
Balance at January 28, 2018	9,781	9,781	$—	125,650	$628	$284,253	$1,455,002	$(142,923)	$1,596,960
Net income							483,801		483,801
Foreign currency translation adjustment								(73,885)	(73,885)
Common stock issued upon exchange of exchangeable shares	(449)	(449)	—	449	2	(2)			—
Stock-based compensation expense						28,568			28,568
Common stock issued upon settlement of stock-based compensation				535	3	17,647			17,650
Shares withheld related to net share settlement of stock-based compensation				(94)	—	(8,779)			(8,779)
Repurchase of common stock				(4,940)	(25)	(6,402)	(591,913)		(598,340)
Balance at February 3, 2019	9,332	9,332	$—	121,600	$608	$315,285	$1,346,890	$(216,808)	$1,445,975
Net income							645,596		645,596
Foreign currency translation adjustment								(7,773)	(7,773)
Common stock issued upon exchange of exchangeable shares	(3,105)	(3,105)	—	3,105	16	(16)			—
Stock-based compensation expense						45,593			45,593
Common stock issued upon settlement of stock-based compensation				603	3	18,167			18,170
Shares withheld related to net share settlement of stock-based compensation				(130)	(1)	(21,943)			(21,944)
Repurchase of common stock				(1,056)	(5)	(1,545)	(171,849)		(173,399)
Balance at February 2, 2020	6,227	6,227	$—	124,122	$621	$355,541	$1,820,637	$(224,581)	$1,952,218
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
Cash flows from operating activities
Net income	$645,596	$483,801	$258,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,933	122,484	108,235
Stock-based compensation expense	45,593	28,568	17,610
Derecognition of unredeemed gift card liability	(11,939)	(6,859)	(6,202)
Asset impairment for ivivva restructuring	—	—	11,593
Settlement of derivatives not designated in a hedging relationship	(1,925)	(14,876)	6,227
Deferred income taxes	24,129	16,786	(11,416)
Changes in operating assets and liabilities:
Inventories	(117,591)	(85,942)	(21,178)
Prepaid and receivable income taxes	(35,775)	(437)	32,242
Other prepaid expenses and other current and non-current assets	(81,606)	(30,653)	(7,755)
Accounts payable	(14,810)	71,962	(1,551)
Accrued inventory liabilities	(9,598)	4,312	3,680
Accrued compensation and related expenses	25,326	41,600	12,873
Current income taxes payable	(40,264)	52,597	(16,470)
Unredeemed gift card liability	33,289	24,885	17,282
Non-current income taxes payable	6,127	(6,169)	48,268
Right-of-use lease assets and current and non-current lease liabilities	17,422	—	—
Other current and non-current liabilities	23,409	40,720	37,237
Net cash provided by operating activities	669,316	742,779	489,337
Cash flows from investing activities
Purchase of property and equipment	(283,048)	(225,807)	(157,864)
Settlement of net investment hedges	347	(16,216)	(7,203)
Other investing activities	4,293	(771)	(8,325)
Net cash used in investing activities	(278,408)	(242,794)	(173,392)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	18,170	17,650	5,628
Taxes paid related to net share settlement of stock-based compensation	(21,944)	(8,779)	(3,229)
Repurchase of common stock	(173,399)	(598,340)	(100,261)
Other financing activities	—	(745)	—
Net cash used in financing activities	(177,173)	(590,214)	(97,862)
Effect of exchange rate changes on cash	(1,550)	(18,952)	37,572
Increase (decrease) in cash and cash equivalents	212,185	(109,181)	255,655
Cash and cash equivalents, beginning of period	$881,320	$990,501	$734,846
Cash and cash equivalents, end of period	$1,093,505	$881,320	$990,501
See accompanying notes to the consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel, which is sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales from temporary locations, sales to wholesale accounts, license and supply arrangements, and warehouse sales. The Company operates stores in the United States, Canada, the People's Republic of China ("PRC"), Australia, the United Kingdom, Japan, New Zealand, Germany, South Korea, Singapore, France, Malaysia, Sweden, Ireland, the Netherlands, Norway, and Switzerland. There were 491, 440, and 404 company-operated stores in operation as of February 2, 2020, February 3, 2019, and January 28, 2018, respectively.
During fiscal 2017, the Company restructured its ivivva operations. Please refer to Note 14 for further details regarding the ivivva restructuring.
Please refer to Note 21 for further details on the impact of the COVID-19 coronavirus on the Company's operations subsequent to February 2, 2020.
Basis of presentation
The consolidated financial statements have been presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP").
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52 week year, but occasionally giving rise to an additional week, resulting in a 53 week year. Fiscal 2019 and fiscal 2017 were each 52 week years. Fiscal 2018 was a 53 week year. Fiscal 2019, 2018, and 2017 ended on February 2, 2020, February 3, 2019, and January 28, 2018, respectively.
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
Accounts receivable
Accounts receivable primarily arise out of inventory duty receivables, sales to wholesale accounts, and license and supply arrangements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As of February 2, 2020, February 3, 2019, and January 28, 2018, the Company recorded an insignificant allowance for doubtful accounts.

Inventories
Inventories, consisting of finished goods, inventories in transit, and raw materials, are stated at the lower of cost and net realizable value. Cost is determined using weighted-average costs, and includes all costs incurred to deliver inventory to the Company's distribution centers including freight, non-refundable taxes, duty, and other landing costs.
The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.
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
Depreciation commences when an asset is ready for its intended use. Buildings are depreciated on a straight-line basis over the expected useful life of the asset, which is individually assessed, and estimated to be up to 20 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the length of the lease and the estimated useful life of the improvement, to a maximum of 10 years for stores and 15 years for corporate offices and distribution centers. All other property and equipment are depreciated using the declining balance method as follows:

Furniture and fixtures	20%
Computer hardware and software	20% - 30%
Equipment and vehicles	30%

Goodwill
Goodwill represents the excess of the aggregate of the consideration transferred, the fair value of any non-controlling interest in the acquiree, and the acquisition-date fair value of the Company's previously held equity interest over the net assets acquired and liabilities assumed. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired. The Company's operating segment for goodwill is its company-operated stores.
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
Leased property and equipment
At lease commencement, which is generally when the Company takes possession of the asset, the Company records a lease liability and corresponding right-of-use asset. Lease liabilities represent the present value of minimum lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the lease liability is determined using the Company's incremental collateralized borrowing rate at the lease commencement.
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
Revenue recognition
Net revenue is comprised of company-operated store net revenue, direct to consumer net revenue through websites and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via the Company's distribution centers, and other net revenue, which includes revenue from outlets, temporary locations, sales to wholesale accounts, warehouse sales, and license and supply arrangement net revenue, which consists of royalties as well as sales of the Company's products to licensees. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities.
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
While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, the portion of card balances not expected to be redeemed are recognized in net revenue in proportion to the gift cards which have been redeemed, under the redemption recognition method. For the years ended February 2, 2020, February 3, 2019, and January 28, 2018, net revenue recognized on unredeemed gift card balances was $11.9 million, $6.9 million, and $6.2 million, respectively.
See Note 19 for disaggregated net revenue by channel, geographic area, and product category.
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
For the years ended February 2, 2020, February 3, 2019, and January 28, 2018, the Company incurred outbound transportation costs of $106.7 million, $79.5 million, and $53.8 million, respectively.
Asset impairment and restructuring costs
Asset impairment and restructuring costs consist of the lease termination, impairment of property and equipment, employee related costs, and other restructuring costs recognized in connection with the restructuring of the Company's ivivva operations.
Store pre-opening costs
Operating costs incurred prior to the opening of new stores are expensed as incurred as selling, general and administrative expenses.
Income taxes
The Company follows the liability method with respect to accounting for income taxes. Deferred income tax assets and liabilities are determined based on the temporary differences between the carrying amounts and the tax basis of assets and liabilities, and for tax losses, tax credit carryforwards, and other tax attributes. Deferred income tax assets and liabilities are measured using enacted tax rates, for the appropriate tax jurisdiction, that are expected to be in effect when these differences are anticipated to reverse.
The Company has not recognized U.S. state income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries which the Company has determined to be indefinitely reinvested.
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
The U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. The United States Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 118 ("SAB 118") which allowed companies to record provisional estimates of the impacts of U.S. tax reform within a one year measurement period. The Company recorded certain provisional amounts in fiscal 2017 and completed the accounting for the income tax effects of U.S. tax reform during fiscal 2018. U.S. tax reform changes and their impact to the Company are outlined in Note 15. The Company treats the global intangible low-taxed income ("GILTI") tax as an in period tax.
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
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis, which are outlined in Note 11.
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
The Company does not enter into derivative contracts for speculative or trading purposes. Additional information on the Company's derivative financial instruments is included in Notes 11 and 12.
Concentration of credit risk
Accounts receivable are primarily from inventory duty receivables, wholesale accounts, and from license and supply arrangements. The Company does not require collateral to support the accounts receivable; however, in certain circumstances, the Company may require parties to provide payment for goods prior to delivery of the goods. The accounts receivable are net of an allowance for doubtful accounts, which is established based on management's assessment of the credit risk of the underlying accounts.
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
The Company's derivative contracts contain certain credit risk-related contingent features. Under certain circumstances, including an event of default, bankruptcy, termination, and cross default under the Company's North American revolving credit facility, the Company may be required to make immediate payment for outstanding liabilities under its derivative contracts.
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
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASC 842, Leases ("ASC 842") to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The Company adopted ASC 842 on February 4, 2019 using the modified retrospective approach with no restatement of comparative periods.
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
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606") which supersedes the revenue recognition requirements in ASC 605 Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 on January 29, 2018 on a modified retrospective basis. There were no changes to the consolidated statement of operations as a result of the adoption, and the timing and amount of its revenue recognition remained substantially unchanged under this new guidance.
NOTE 3. INVENTORIES

	February 2, 2020	February 3, 2019
	(In thousands)
Finished goods	$540,580	$420,931
Provision to reduce inventories to net realizable value	(22,067)	(16,089)
Inventories	$518,513	$404,842

The Company had net write-offs of $28.6 million, $25.3 million, and $16.4 million of inventory in fiscal 2019, fiscal 2018, and fiscal 2017, respectively for goods that were obsolete, had quality issues, or were damaged.
NOTE 4. PROPERTY AND EQUIPMENT

	February 2, 2020	February 3, 2019
	(In thousands)
Land	$71,829	$78,636
Buildings	30,187	38,030
Leasehold improvements	489,202	362,571
Furniture and fixtures	109,533	103,733
Computer hardware	95,399	69,542
Computer software	336,768	230,689
Equipment and vehicles	19,521	15,009
Work in progress	40,930	74,271
Property and equipment, gross	1,193,369	972,481
Accumulated depreciation	(521,676)	(405,244)
Property and equipment, net	$671,693	$567,237

Included in the cost of computer software are capitalized costs of $20.7 million and $13.2 million as of February 2, 2020 and February 3, 2019, respectively, associated with internally developed software.
Depreciation expense related to property and equipment was $161.8 million, $122.4 million, and $108.0 million for the years ended February 2, 2020, February 3, 2019, and January 28, 2018, respectively.
See Note 14 for information on the impairment of long-lived assets the Company recognized as part of the restructuring of its ivivva operations.
NOTE 5. OTHER NON-CURRENT ASSETS

	February 2, 2020	February 3, 2019
	(In thousands)
Cloud computing arrangement implementation costs	$24,648	$2,395
Security deposits	19,901	15,793
Deferred lease assets	—	9,286
Other	11,652	9,930
Other non-current assets	$56,201	$37,404

NOTE 6. OTHER CURRENT LIABILITIES

	February 2, 2020	February 3, 2019
	(In thousands)
Accrued duty, freight, and other operating expenses	$59,403	$49,945
Sales tax collected	17,370	16,091
Deferred revenue	12,705	8,045
Sales return allowances	12,897	11,318
Accrued rent	8,356	7,331
Accrued capital expenditures	5,457	11,295
Forward currency contract liabilities	1,920	1,042
Lease termination liabilities	182	2,293
Other	6,753	5,338
Other current liabilities	$125,043	$112,698

NOTE 7. OTHER NON-CURRENT LIABILITIES

	February 2, 2020	February 3, 2019
	(In thousands)
Tenant inducements	$—	$42,138
Deferred lease liabilities	—	33,406
Other	5,596	6,367
Other non-current liabilities	$5,596	$81,911

NOTE 8. LONG-TERM DEBT AND CREDIT FACILITIES
North America revolving credit facility
On December 15, 2016, the Company entered into a $150.0 million committed and unsecured revolving credit facility. Any amounts outstanding under the revolving credit facility will be due and payable in full on December 15, 2021, subject to provisions that permit the Company to request a limited number of one year extensions annually.
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
The Company is also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and it is not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of February 2, 2020, the Company was in compliance with all applicable covenants.

On June 6, 2018, the Company entered into Amendment No. 1 to the credit agreement. The Amendment amends the credit agreement to provide for (i) an increase in the aggregate commitments under the unsecured five-year revolving credit facility to $400.0 million, with an increase of the sub-limits for the issuance of letters of credit and extensions of swing line loans to $50.0 million for each, (ii) an increase in the option, subject to certain conditions as set forth in the credit agreement, to request increases in commitments under the revolving facility from $400.0 million to $600.0 million and (iii) an extension in the maturity of the revolving facility from December 15, 2021 to June 6, 2023.
In addition, the Amendment decreases the applicable margins for LIBOR loans from 1.00%-1.75% to 1.00%-1.50% and for alternate base rate loans from 0.00%-0.75% to 0.00%-0.50%, reduces the commitment fee on average daily unused amounts under the revolving facility from 0.125%-0.200% to 0.10%-0.20%, and reduces fees for unused letters of credit from 1.00%-1.75% to 1.00%-1.50%.
As of February 2, 2020, aside from letters of credit of $1.8 million, there were no other borrowings outstanding under this credit facility.
Mainland China revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility. The terms are reviewed on an annual basis. The facility includes a revolving loan of up to 100.0 million Chinese Yuan as well as a financial bank guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. Loans are available in Chinese Yuan for a period not to exceed 12 months, and interest accrues on them at a rate equal to 105% of the applicable PBOC Benchmark Lending Rate. Guarantees have a commission equal to 1% per annum of the outstanding amount. The Company is required to follow certain covenants. As of February 2, 2020, there were no borrowings outstanding under this credit facility.
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
The holders of the exchangeable shares have dividend and liquidation rights equivalent to those of holders of the common shares of the Company. The exchangeable shares can be converted on a one for one basis by the holder at any time into common shares of the Company plus a cash payment for any accrued and unpaid dividends. Holders of exchangeable shares are entitled to the same or economically equivalent dividend as declared on the common stock of the Company. The exchangeable shares are non-voting. The Company has the right to convert the exchangeable shares into common shares of the Company at any time after the earliest of July 26, 2047, the date on which fewer than 4.2 million exchangeable shares are outstanding, or in the event of certain events such as a change in control.
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
Stock-based compensation expense charged to income for the plans was $46.1 million, $29.6 million, and $17.6 million for the years ended February 2, 2020, February 3, 2019, and January 28, 2018, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $63.4 million as of February 2, 2020, which is expected to be recognized over a weighted-average period of 2.0 years, and was $55.6 million as of February 3, 2019 over a weighted-average period of 2.1 years.
A summary of the balances of the Company's stock-based compensation plans as of February 2, 2020, February 3, 2019, and January 28, 2018, and changes during the fiscal years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance at January 29, 2017	918	$59.20	390	$61.05	14	$70.54	360	$62.99	—	$—
Granted	619	52.34	192	52.38	24	52.38	336	52.83	—	—
Exercised/vested	109	51.62	—	—	14	70.29	135	60.64	—	—
Forfeited/expired	311	58.09	253	55.30	3	51.72	134	57.28	—	—
Balance at January 28, 2018	1,117	$56.44	329	$60.42	21	$52.45	427	$57.54	—	$—
Granted	388	96.96	123	102.49	6	124.19	257	88.75	44	136.67
Exercised/vested	316	56.29	39	63.04	21	52.45	174	58.94	—	—
Forfeited/expired	319	59.76	133	61.71	—	—	70	66.90	—	—
Balance at February 3, 2019	870	$73.34	280	$78.01	6	$124.19	440	$73.73	44	$146.12
Granted	325	168.14	93	142.33	7	175.82	124	170.15	—	—
Exercised/vested	299	60.75	97	72.04	6	124.19	186	70.69	15	179.67
Forfeited/expired	120	102.37	38	91.03	—	—	45	95.46	—	—
Balance at February 2, 2020	776	$113.41	238	$103.52	7	$175.82	333	$108.44	29	$239.39

A total of 13.3 million shares of the Company's common stock have been authorized for future issuance under the Company's 2014 Equity Incentive Plan.
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted in fiscal 2019, 2018, and 2017:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
Expected term	3.75 years	3.75 years	4.00 years
Expected volatility	38.43%	36.87%	38.28%
Risk-free interest rate	2.19%	2.46%	1.72%
Dividend yield	—%	—%	—%

The following table summarizes information about stock options outstanding and exercisable as of February 2, 2020:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
	(In thousands, except per share amounts and years)
$38.25 - $59.75	155	$51.91	4.0	40	$51.88	3.5
$60.30 - $81.22	82	70.95	3.8	28	70.53	3.6
$85.96 - $124.19	180	88.86	5.2	18	92.25	5.2
$136.67 - $155.97	73	137.35	5.5	18	137.35	5.5
$167.54 - $239.39	286	168.22	6.2	—	—	0.0
	776	$113.41	5.2	104	$78.94	4.2
Intrinsic value	$97,775			$16,704

As of February 2, 2020, the unrecognized compensation cost related to these options was $17.1 million, which is expected to be recognized over a weighted-average period of 2.8 years. The weighted-average grant date fair value of options granted during the years ended February 2, 2020, February 3, 2019, and January 28, 2018 was $54.09, $30.30, and $16.88, respectively.
The following table summarizes the intrinsic value of options exercised and awards that vested during fiscal 2019, 2018, and 2017:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(In thousands)
Stock options	$36,188	$17,268	$1,856
Performance-based restricted stock units	16,003	3,413	—
Restricted shares	1,048	2,600	743
Restricted stock units	31,300	17,142	7,447
Restricted stock units (liability accounting)	2,603	—	—
	$87,142	$40,423	$10,046

Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the year ended February 2, 2020, there were 0.1 million shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $8.5 million, $6.4 million, and $5.2 million for the years ended February 2, 2020, February 3, 2019, and January 28, 2018, respectively.
NOTE 11. FAIR VALUE MEASUREMENT
Assets and liabilities measured at fair value on a recurring basis
As of February 2, 2020 and February 3, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	February 2, 2020	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$610,800	$610,800	$—	$—	Cash and cash equivalents
Term deposits	203,360	—	203,360	—	Cash and cash equivalents
Forward currency contract assets	1,735	—	1,735	—	Other prepaid expenses and other current assets
Forward currency contract liabilities	1,920	—	1,920	—	Other current liabilities

	February 3, 2019	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$471,888	$471,888	$—	$—	Cash and cash equivalents
Treasury bills	99,958	99,958	—	—	Cash and cash equivalents
Term deposits	63,522	—	63,522	—	Cash and cash equivalents
Forward currency contract assets	516	—	516	—	Other prepaid expenses and other current assets
Forward currency contract liabilities	1,042	—	1,042	—	Other current liabilities

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
Assets and liabilities measured at fair value on a non-recurring basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company has impaired certain long-lived assets and recorded them at their estimated fair value on a non-recurring basis. The fair value of these long-lived assets was determined using Level 3 inputs, principally the present value of the estimated future cash flows expected from their use and eventual disposition. Please refer to Note 14 for further details regarding the impairment of long-lived assets as a result of the ivivva restructuring.
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
Net investment hedges
The Company holds a significant portion of its assets in Canada and during the year ended February 2, 2020, it entered into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges for the year ended February 2, 2020.
Derivatives not designated as hedging instruments
During the year ended February 2, 2020 the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities.
Quantitative disclosures about derivative financial instruments
The notional amounts and fair values of forward currency contracts were as follows:

	February 2, 2020			February 3, 2019
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$417,000	$1,583	$—	$328,000	$—	$1,042
Derivatives not designated in a hedging relationship:
Forward currency contracts	460,000	152	1,920	309,000	516	—
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$1,735	$1,920		$516	$1,042

As of February 2, 2020, there were derivative assets of $1.7 million and derivative liabilities of $1.9 million subject to enforceable netting arrangements.
The forward currency contracts designated as net investment hedges mature on different dates between February 2020 and August 2020.
The forward currency contracts not designated in a hedging relationship mature on different dates between February 2020 and August 2020.
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income are as follows:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$2,972	$23,946	$(15,974)

No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations are as follows:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$2,701	$23,642	$(6,798)
Derivatives not designated in a hedging relationship	(4,209)	(22,249)	14,115
Net foreign exchange and derivative gains (losses)	$(1,508)	$1,393	$7,317

NOTE 13. LEASES
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of February 2, 2020, the lease terms of the various leases range from two to fifteen years. The majority of the Company's leases include renewal options at the sole discretion of the Company. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term.
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

Fiscal Year Ended February 2, 2020
(In thousands)
Net lease expense:
Operating lease expense	$176,367
Short-term lease expense	9,358
Variable lease expense	70,957
$256,682

The following table presents future minimum lease payments and the impact of discounting.

February 2, 2020
(In thousands)
2020	$152,440
2021	161,519
2022	138,188
2023	111,877
2024	87,275
After 2025	174,797
Future minimum lease payments	$826,096
Impact of discounting	(86,135)
Present value of lease liabilities	$739,961

Balance sheet classification:
Current lease liabilities	$128,497
Non-current lease liabilities	611,464
$739,961

The weighted-average remaining lease term and weighted-average discount rate were as follows:

February 2, 2020
Weighted-average remaining lease term	6.07 years
Weighted-average discount rate	3.57%

Disclosures related to periods prior to adoption of ASC 842
The following table details the Company's total rent expense prior to the adoption of ASC 842 as well as the property taxes for leased locations.

	Fiscal Year Ended
	February 3, 2019	January 28, 2018
	(In thousands)
Total rent expense:
Minimum rent expense	$161,847	$135,879
Common area expenses	23,269	20,016
Rent contingent on sales	12,846	11,433
	$197,962	$167,328

Property taxes for leased locations	$17,826	$15,766

The table below summarizes the Company's contractual arrangements as of February 3, 2019, and the timing and effect that such commitments are expected to have on its liquidity and cash flows in future periods. Minimum annual basic rent payments excluding other executory operating costs, pursuant to lease agreements are approximately as laid out in the table below. These amounts include commitments in respect of lease agreements that have been executed, but have not yet commenced.

	Payments Due by Fiscal Year
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Operating leases (minimum rent)	$783,913	$169,822	$147,541	$123,032	$99,471	$73,213	$170,834

NOTE 14. ASSET IMPAIRMENT AND RESTRUCTURING
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

NOTE 15. INCOME TAXES
The Company's domestic and foreign income before income tax expense and current and deferred income taxes from federal, state, and foreign sources are as follows:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(In thousands)
Income before income tax expense
Domestic	$180,043	$132,563	$123,942
Foreign	717,350	582,687	336,056
	$897,393	$715,250	$459,998
Current income tax expense
Federal	$45,765	$73,213	$79,724
State	11,480	16,153	11,573
Foreign	170,158	123,129	109,322
	$227,403	$212,495	$200,619
Deferred income tax expense (recovery)
Federal	$(5,683)	$(13,068)	$14,443
State	(150)	(8,566)	3,988
Foreign	30,227	40,588	(17,714)
	24,394	18,954	717
Income tax expense	$251,797	$231,449	$201,336

The Company's income tax expense for fiscal 2018 and fiscal 2017 included certain discrete tax amounts, as follows:

	Fiscal Year Ended
	February 3, 2019	January 28, 2018
	(In thousands)
U.S. tax reform:
One-time transition tax	$7,464	$58,896
Deferred income tax effects	—	398
Tax on repatriation from foreign subsidiaries	23,714	—
Tax recovery on ivivva restructuring costs	—	(12,741)
Total discrete amounts	$31,178	$46,553

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
During fiscal 2017, the Company recognized a provisional amount of $58.9 million for the mandatory one-time transition tax on the deemed repatriation of accumulated undistributed earnings of foreign subsidiaries. As a result of completing its fiscal 2017 U.S. tax returns and incorporating newly issued guidance into its calculations the Company recognized an additional current tax expense of $7.5 million during fiscal 2018 for the mandatory one-time transition tax.
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
Tax on repatriation from foreign subsidiaries
U.S. tax reform and the shift to a territorial tax system in fiscal 2017 eliminated U.S. federal income taxes upon the repatriation of foreign earnings. However, U.S. tax reform did not eliminate foreign withholding taxes, or certain state income taxes.
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
As at February 2, 2020, the Company's net investment in its Canadian subsidiaries was $1.3 billion, of which $0.8 billion was determined to be indefinitely reinvested. A deferred tax liability of $1.5 million has been recognized in relation to the portion of the Company's net investment in its Canadian subsidiaries that is not indefinitely reinvested, principally representing the U.S. state income taxes which would be due upon repatriation. This deferred tax liability has been recorded on the basis that the Company would choose to make the repatriation transactions in the most tax efficient manner. Specifically, to the extent that the Canadian subsidiaries have sufficient paid-up-capital, any such distributions would be characterized as a return of capital for Canadian tax purposes, and therefore not subject to Canadian withholding tax. The unrecognized deferred tax liability on the indefinitely reinvested amount is approximately $2.3 million.
No deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's other foreign subsidiaries as these earnings are permanently reinvested outside of the United States. Excluding its Canadian subsidiaries, cumulative undistributed earnings of the Company's foreign subsidiaries as of February 2, 2020 were $52.1 million.
As of February 2, 2020, the Company had cash and cash equivalents of $387.4 million outside of the United States.
Tax recovery on ivivva restructuring costs
As outlined in Note 14, the Company restructured its ivivva operations during fiscal 2017. Income tax recoveries of $12.7 million were recorded on total restructuring costs of $47.2 million in fiscal 2017. These income tax recoveries are based on the tax rate of the applicable tax jurisdictions.
A summary reconciliation of the effective tax rate is as follows:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(Percentages)
Federal income tax at statutory rate	21.0%	21.0%	33.9%
Foreign tax rate differentials	4.6	4.7	(5.9)
U.S. state taxes	1.0	0.9	1.5
Non-deductible compensation expense	0.6	0.8	0.9
Permanent and other	0.9	0.6	0.5
U.S. tax reform	—	1.1	12.9
Tax on repatriation from foreign subsidiaries	—	3.3	—
Effective tax rate	28.1%	32.4%	43.8%

The Company's U.S. federal income tax rate of 33.9% for the year ended January 28, 2018 was a blended rate that includes the rate decrease which became effective on January 1, 2018.
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of February 2, 2020 and February 3, 2019 are presented below:

	February 2, 2020	February 3, 2019
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$2,354	$3,163
Inventories	8,763	8,684
Property and equipment, net	5,444	—
Non-current lease liabilities	144,412	—
Deferred lease liabilities	—	8,206
Tenant inducements	—	10,444
Stock-based compensation	4,961	2,440
Accrued bonuses	3,509	3,265
Unredeemed gift card liability	6,815	5,015
Foreign tax credits	4,827	—
Other	2,759	4,813
Deferred income tax assets	183,844	46,030
Valuation allowance	(5,655)	(507)
Deferred income tax assets, net of valuation allowance	$178,189	$45,523
Deferred income tax liabilities:
Property and equipment, net	$(57,280)	$(33,055)
Right-of-use lease assets	(132,059)	—
Other	(847)	(168)
Deferred income tax liabilities	(190,186)	(33,223)
Net deferred income tax (liabilities) assets	$(11,997)	$12,300

Balance sheet classification:
Deferred income tax assets	$31,435	$26,549
Deferred income tax liabilities	(43,432)	(14,249)
Net deferred income tax (liabilities) assets	$(11,997)	$12,300

As of February 2, 2020, the Company had net operating loss carryforwards of $9.7 million. The majority of the net operating loss carryforwards expire, if unused, between fiscal 2026 and fiscal 2039.
The Company files income tax returns in the U.S., Canada, and various foreign, state, and provincial jurisdictions. The 2016 to 2018 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2013 tax year is still open for certain state tax authorities. The 2010 to 2018 tax years remain subject to examination by Canadian tax authorities. The 2012 to 2018 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company does not have any significant unrecognized tax benefits arising from uncertain tax positions taken, or expected to be taken, in the Company's tax returns.

NOTE 16. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(In thousands, except per share amounts)
Net income	$645,596	$483,801	$258,662
Basic weighted-average number of shares outstanding	130,393	133,413	135,988
Assumed conversion of dilutive stock options and awards	562	558	210
Diluted weighted-average number of shares outstanding	130,955	133,971	136,198
Basic earnings per share	$4.95	$3.63	$1.90
Diluted earnings per share	$4.93	$3.61	$1.90

The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For the fiscal years ended February 2, 2020, February 3, 2019, and January 28, 2018, 48.0 thousand, 32.2 thousand, and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On December 1, 2016, the Company's board of directors approved a program to repurchase shares of the Company's common stock up to an aggregate value of $100.0 million. This stock repurchase program was completed during the third quarter of fiscal 2017. On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200.0 million and on June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of the Company's common shares. These programs were completed during the first quarter of fiscal 2019.
On January 31, 2019, the Company's board of directors approved a stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements, and the repurchase program is expected to be completed by January 2021. As of February 2, 2020, the remaining value of shares available to be repurchased under this program was $327.3 million.
During the fiscal years ended February 2, 2020, February 3, 2019, and January 28, 2018, 1.1 million, 4.9 million, and 1.9 million shares, respectively, were repurchased under the programs at a total cost of $173.4 million, $598.3 million, and $100.3 million, respectively.
Subsequent to February 2, 2020, and up to March 20, 2020, 0.2 million shares were repurchased at a total cost of $33.8 million.
NOTE 17. COMMITMENTS AND CONTINGENCIES
Commitments
Leases. The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. Please refer to Note 13 for further details regarding lease commitments and the timing of future minimum lease payments.
License and supply arrangements. The Company has entered into license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, and Mexico. The Company retains the rights to sell lululemon products through its e-commerce websites in these countries. Under these arrangements, the Company supplies the partners with lululemon products, training, and other support. The initial term of the agreement for the Middle East expired in January 2020 and the Company currently intends to stay in the market. The initial term of the agreement for Mexico expires in November 2026. As of February 2, 2020, there were four licensed retail locations in Mexico, three in the United Arab Emirates, and one in Qatar.
One-time transition tax. As outlined in Note 15, U.S. tax reform imposed a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax. The one-time transition tax is payable over eight years beginning in fiscal 2018. The Company recognized a provisional income tax expense of $58.9 million in fiscal

2017 and an additional expense of $7.5 million during fiscal 2018 for the mandatory transition tax. The one-time transition tax payable is net of foreign tax credits, and the table below outlines the expected payments due by fiscal year.
The following table summarizes the Company's contractual arrangements as of February 2, 2020, and the timing and effect that such commitments are expected to have on its liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
One-time transition tax payable	$53,302	$5,076	$5,076	$5,076	$9,518	$12,691	$15,865

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
NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(In thousands)
Cash paid for income taxes	$305,493	$177,040	$137,826
Cash paid for amounts included in the measurement of lease liabilities	177,144	—	—
Leased assets obtained in exchange for new operating lease liabilities	222,448	—	—
Interest paid	325	1,394	8

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

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(In thousands)
Net revenue:
Company-operated stores	$2,501,067	$2,126,363	$1,837,065
Direct to consumer	1,137,822	858,856	577,590
Other	340,407	303,100	234,526
	$3,979,296	$3,288,319	$2,649,181
Segmented income from operations:
Company-operated stores	$689,339	$575,536	$464,321
Direct to consumer	482,368	354,107	224,076
Other	72,559	62,558	35,580
	1,244,266	992,201	723,977
General corporate expenses	355,156	286,365	220,753
Restructuring and related costs	—	—	47,223
Income from operations	889,110	705,836	456,001
Other income (expense), net	8,283	9,414	3,997
Income before income tax expense	$897,393	$715,250	$459,998

Capital expenditures:
Company-operated stores	$171,496	$129,155	$80,240
Direct to consumer	15,813	6,420	19,928
Corporate and other	95,739	90,232	57,696
	$283,048	$225,807	$157,864
Depreciation and amortization:
Company-operated stores	$97,896	$76,303	$64,870
Direct to consumer	12,469	10,018	12,997
Corporate and other	51,568	36,163	30,368
	$161,933	$122,484	$108,235

The accelerated depreciation related to the restructuring of the ivivva operations is included in corporate and other in the above breakdown of depreciation and amortization.
Intercompany amounts are excluded from the above table as they are not included in the materials reviewed by the chief operating decision maker.
The Company's goodwill relates to the reporting segment consisting of company-operated stores.

The following table disaggregates the Company's net revenue by geographic area for the years ended February 2, 2020, February 3, 2019, and January 28, 2018.

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(In thousands)
United States	$2,854,364	$2,363,374	$1,911,763
Canada	649,114	565,105	491,779
Outside of North America	475,818	359,840	245,639
	$3,979,296	$3,288,319	$2,649,181

Property and equipment, net by geographic area as of February 2, 2020 and February 3, 2019 were as follows:

	February 2, 2020	February 3, 2019
	(In thousands)
United States	$259,485	$217,874
Canada	346,305	303,061
Outside of North America	65,903	46,302
	$671,693	$567,237

The following table disaggregates the Company's net revenue by category for the years ended February 2, 2020, February 3, 2019, and January 28, 2018.

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	January 28, 2018
	(In thousands)
Women's product	$2,790,997	$2,352,788	$1,892,624
Men's product	933,767	694,921	526,535
Other categories	254,532	240,610	230,022
	$3,979,296	$3,288,319	$2,649,181

NOTE 20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables present the Company's unaudited quarterly results of operations and comprehensive income for each of the quarters in the fiscal years ended February 2, 2020 and February 3, 2019. The following tables should be read in conjunction with the Company's audited consolidated financial statements and related notes. The Company has prepared the information below on a basis consistent with its audited consolidated financial statements and has included all adjustments, consisting of normal recurring adjustments, which, in the opinion of the Company's management, are necessary to fairly present its operating results for the quarters presented. The Company's historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Fiscal 2019				Fiscal 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited; Amounts in thousands, except per share amounts)
Net revenue	$1,397,491	$916,138	$883,352	$782,315	$1,167,458	$747,655	$723,500	$649,706
Cost of goods sold	586,665	411,094	397,556	360,595	498,875	340,878	327,306	304,973
Gross profit	810,826	505,044	485,796	421,720	668,583	406,777	396,194	344,733
Selling, general and administrative expenses	394,339	329,215	317,814	292,908	337,163	270,874	261,986	240,428
Income from operations	416,487	175,829	167,982	128,812	331,420	135,903	134,208	104,305
Other income (expense), net	2,129	1,925	1,850	2,379	2,861	2,044	1,591	2,918
Income before income tax expense	418,616	177,754	169,832	131,191	334,281	137,947	135,799	107,223
Income tax expense	120,595	51,772	44,842	34,588	115,816	43,534	40,029	32,070
Net income	$298,021	$125,982	$124,990	$96,603	$218,465	$94,413	$95,770	$75,153

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,444)	9,880	4,514	(15,723)	(5,346)	(7,318)	(18,249)	(42,972)
Comprehensive income	$291,577	$135,862	$129,504	$80,880	$213,119	$87,095	$77,521	$32,181

Basic earnings per share	$2.29	$0.97	$0.96	$0.74	$1.66	$0.71	$0.71	$0.55
Diluted earnings per share	$2.28	$0.96	$0.96	$0.74	$1.65	$0.71	$0.71	$0.55

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
The outbreak of the COVID-19 coronavirus has been declared a pandemic by the World Health Organization and continues to spread in the United States, Canada, and in many other countries globally. Subsequent to February 2, 2020, in line with recommendations by public health officials and in accordance with governmental authority orders, the Company has taken actions to close certain retail locations and to reduce operating hours.
In February 2020, the Company temporarily closed all of its retail locations in Mainland China. All but one of these locations have since reopened. In March 2020, the Company temporarily closed all of its retail locations in North America, Europe, Malaysia, New Zealand, and it temporarily closed its distribution center in Sumner, WA. These locations currently remain closed.
The Company cannot reasonably estimate the length or severity of this pandemic, but currently anticipates a material adverse impact on its consolidated financial position, results of operations, and cash flows in fiscal 2020.

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
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on

this evaluation, management concluded that we maintained effective internal control over financial reporting as of February 2, 2020. The effectiveness of our internal control over financial reporting as of February 2, 2020 has been audited by PricewaterhouseCoopers LLP our independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended February 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," and "Corporate Governance," and, to the extent necessary, under the caption "Delinquent Section 16(a) Reports."
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2020 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2020 Proxy Statement under the caption "Principal Stockholders and Stock Ownership by Management."
Equity Compensation Plan Information (as of February 2, 2020)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	1,377,299	$113.41	18,017,693
Equity compensation plans not approved by stockholders	—	—	—
Total	1,377,299	$113.41	18,017,693
__________

(1)
This amount represents the following: (a) 776,124 shares subject to outstanding options, (b) 238,280 shares subject to outstanding performance-based restricted stock units, (c) 333,481 shares subject to outstanding restricted stock units, and (d) 29,414 shares subject to outstanding restricted stock units that settle in cash or common stock at the election of the employee. The options, performance-based restricted stock units and restricted stock units are all under our 2007 Equity Incentive Plan or our 2014 Equity Incentive Plan. Restricted shares outstanding under our 2014 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.

(2)
The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.

(3)
This includes (a) 13,291,047 shares of our common stock available for future issuance under our 2014 Equity Incentive Plan and (b) 4,726,646 shares of our common stock available for future issuance under our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2014 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2014 Equity Incentive Plan and shares that are withheld in satisfaction of tax withholding obligations for full value awards are also again available for issuance. No further awards may be issued under the predecessor plan, our 2007 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2020 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2020 Proxy Statement under the caption "Fees for Professional Services."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this report:
1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2. Financial Statement Schedule.
Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Shrink Provision on Finished Goods
For the year ended January 28, 2018	$(335)	$(8,656)	$8,681	$(310)
For the year ended February 3, 2019	(310)	(13,597)	12,713	(1,194)
For the year ended February 2, 2020	(1,194)	(12,593)	11,712	(2,075)
Obsolescence and Quality Provision on Finished Goods and Raw Materials
For the year ended January 28, 2018	$(5,013)	$(5,361)	$1,071	$(9,303)
For the year ended February 3, 2019	(9,303)	(2,453)	4,204	(7,552)
For the year ended February 2, 2020	(7,552)	(5,363)	2,533	(10,382)
Damage Provision on Finished Goods
For the year ended January 28, 2018	$(2,308)	$(18,503)	$15,291	$(5,520)
For the year ended February 3, 2019	(5,520)	(22,912)	21,089	(7,343)
For the year ended February 2, 2020	(7,343)	(28,313)	26,047	(9,609)
Sales Return Allowances
For the year ended January 28, 2018	$(4,728)	$(1,565)	$—	$(6,293)
For the year ended February 3, 2019	(6,293)	(5,025)	—	(11,318)
For the year ended February 2, 2020	(11,318)	(1,579)	—	(12,897)
Valuation Allowance on Deferred Income Taxes
For the year ended January 28, 2018	$(91)	$(1,752)	$—	$(1,843)
For the year ended February 3, 2019	(1,843)	(427)	1,763	(507)
For the year ended February 2, 2020	(507)	(5,148)	—	(5,655)

l3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Certificate of Amendment to Certificate of Incorporation filed July 20, 2017		10-Q	3.1	001-33608	8/30/2018

3.4	Certificate of Amendment to Certificate of Incorporation filed June 12, 2018		10-Q	3.1	001-33608	8/30/2018

3.5	Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	6/5/2015

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-3	4.1	333-185899	1/7/2013

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	X

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	0001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/1/2017

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/1/2017

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/1/2017

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.14	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.15*	Outside Director Compensation Plan		10-Q	10.1	001-33608	12/11/2019

10.16*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.18*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.19*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.20*	Executive Employment Agreement, effective as of April 30, 2018, between lululemon athletica inc. and Patrick Guido		10-Q	10.1	001-33608	5/31/2018

10.21*	Amendment to Executive Employment Agreement, effective as of March 4, 2019, between lululemon athletica inc. and Patrick Guido		10-K	10.24	001-33608	3/27/2019

10.22*	Executive Employment Agreement, effective as of September 20, 2018, between lululemon athletica inc. and Michelle Choe		10-Q	10.1	001-33608	12/06/2018

10.23*	Executive Employment Agreement, effective as of January 20, 2020, between lululemon athletica inc. and Nicole Neuburger	X

10.24	Credit Agreement, dated as of December 15, 2016, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, and each other lender party thereto.		8-K	10.1	001-33608	12/21/2016

10.25	Amendment No. 1 to Credit Agreement, dated June 6, 2018, among lululemon athletica inc. and the other parties thereto		8-K	10.1	001-33608	6/6/2018

21.1	Subsidiaries of lululemon athletica inc.		10-K	21.1	001-33608	3/27/2019

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
101
The following financial statements from the Company's 10-K for the fiscal year ended February 2, 2020, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ CALVIN MCDONALD
Calvin McDonald
Chief Executive Officer
(principal executive officer)
Date:	March 26, 2020
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CALVIN MCDONALD	Chief Executive Officer and Director	March 26, 2020
Calvin McDonald	(principal executive officer)

/s/ PATRICK J. GUIDO	Chief Financial Officer	March 26, 2020
Patrick J. Guido	(principal financial and accounting officer)

/s/ GLENN MURPHY	Director, Chairman of the Board	March 26, 2020
Glenn Murphy

/s/ MICHAEL CASEY	Director	March 26, 2020
Michael Casey

/s/ STEPHANIE FERRIS	Director	March 26, 2020
Stephanie Ferris

/s/ TRICIA GLYNN	Director	March 26, 2020
Tricia Glynn

/s/ KATHRYN HENRY	Director	March 26, 2020
Kathryn Henry

/s/ JON MCNEILL	Director	March 26, 2020
Jon McNeill

/s/ MARTHA A.M. MORFITT	Director	March 26, 2020
Martha A.M. Morfitt

/s/ DAVID M. MUSSAFER	Director	March 26, 2020
David M. Mussafer

/s/ EMILY WHITE	Director	March 26, 2020
Emily White

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Certificate of Amendment to Certificate of Incorporation filed July 20, 2017		10-Q	3.1	001-33608	8/30/2018

3.4	Certificate of Amendment to Certificate of Incorporation filed June 12, 2018		10-Q	3.1	001-33608	8/30/2018

3.5	Bylaws of lululemon athletica inc.		8-K	3.1	001-33608	6/5/2015

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-3	4.1	333-185899	1/7/2013

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	X

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	0001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/1/2017

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/1/2017

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/1/2017

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.14	Purchase and Sale Agreement between 2725312 Canada Inc and lululemon athletica inc., dated December 22, 2010		10-K	10.12	001-33608	3/17/2011

10.15*	Outside Director Compensation Plan		10-Q	10.1	001-33608	12/11/2019

10.16*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.18*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.19*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.20*	Executive Employment Agreement, effective as of April 30, 2018, between lululemon athletica inc. and Patrick Guido		10-Q	10.1	001-33608	5/31/2018

10.21*	Amendment to Executive Employment Agreement, effective as of March 4, 2019, between lululemon athletica inc. and Patrick Guido		10-K	10.24	001-33608	3/27/2019

10.22*	Executive Employment Agreement, effective as of September 20, 2018, between lululemon athletica inc. and Michelle Choe		10-Q	10.1	001-33608	12/06/2018

10.23*	Executive Employment Agreement, effective as of January 20, 2020, between lululemon athletica inc. and Nicole Neuburger	X

10.24	Credit Agreement, dated as of December 15, 2016, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, and each other lender party thereto.		8-K	10.1	001-33608	12/21/2016

10.25	Amendment No. 1 to Credit Agreement, dated June 6, 2018, among lululemon athletica inc. and the other parties thereto		8-K	10.1	001-33608	6/6/2018

21.1	Subsidiaries of lululemon athletica inc.		10-K	21.1	001-33608	3/27/2019

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
101
The following financial statements from the Company's 10-K for the fiscal year ended February 2, 2020, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.