Form 10-Q
period 2020-05-03
lululemon athletica inc.
filed 2020-06-11
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At June 5, 2020, there were 124,814,503 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At June 5, 2020, there were outstanding 5,392,512 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at June 5, 2020, the registrant had outstanding 5,392,512 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	May 3, 2020	February 2, 2020
ASSETS
Current assets
Cash and cash equivalents	$823,006	$1,093,505
Accounts receivable	48,684	40,219
Inventories	625,849	518,513
Prepaid and receivable income taxes	89,316	85,159
Other prepaid expenses and other current assets	107,690	70,542
	1,694,545	1,807,938
Property and equipment, net	659,265	671,693
Right-of-use lease assets	731,883	689,664
Goodwill and intangible assets, net	24,044	24,423
Deferred income tax assets	31,190	31,435
Other non-current assets	60,859	56,201
	$3,201,786	$3,281,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$78,940	$79,997
Accrued inventory liabilities	9,860	6,344
Accrued compensation and related expenses	69,455	133,688
Current lease liabilities	144,646	128,497
Current income taxes payable	28,729	26,436
Unredeemed gift card liability	105,286	120,413
Other current liabilities	194,580	125,043
	631,496	620,418
Non-current lease liabilities	639,242	611,464
Non-current income taxes payable	48,226	48,226
Deferred income tax liabilities	40,764	43,432
Other non-current liabilities	6,271	5,596
	1,365,999	1,329,136
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,482 and 6,227 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,482 and 6,227 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 124,717 and 124,122 issued and outstanding	624	621
Additional paid-in capital	334,201	355,541
Retained earnings	1,786,147	1,820,637
Accumulated other comprehensive loss	(285,185)	(224,581)
	1,835,787	1,952,218
	$3,201,786	$3,281,354
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended
	May 3, 2020	May 5, 2019
Net revenue	$651,962	$782,315
Cost of goods sold	317,560	360,595
Gross profit	334,402	421,720
Selling, general and administrative expenses	301,651	292,908
Income from operations	32,751	128,812
Other income (expense), net	1,174	2,379
Income before income tax expense	33,925	131,191
Income tax expense	5,293	34,588
Net income	$28,632	$96,603

Other comprehensive (loss) income:
Foreign currency translation adjustment	(60,604)	(15,723)
Comprehensive (loss) income	$(31,972)	$80,880

Basic earnings per share	$0.22	$0.74
Diluted earnings per share	$0.22	$0.74
Basic weighted-average number of shares outstanding	130,251	130,694
Diluted weighted-average number of shares outstanding	130,803	131,337
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended May 3, 2020
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at February 2, 2020	6,227	6,227	$—	124,122	$621	$355,541	$1,820,637	$(224,581)	$1,952,218
Net income							28,632		28,632
Foreign currency translation adjustment								(60,604)	(60,604)
Common stock issued upon exchange of exchangeable shares	(745)	(745)	—	745	4	(4)			—
Stock-based compensation expense						6,128			6,128
Common stock issued upon settlement of stock-based compensation				371	2	3,133			3,135
Shares withheld related to net share settlement of stock-based compensation				(152)	(1)	(30,058)			(30,059)
Repurchase of common stock				(369)	(2)	(539)	(63,122)		(63,663)
Balance at May 3, 2020	5,482	5,482	$—	124,717	$624	$334,201	$1,786,147	$(285,185)	$1,835,787

	Quarter Ended May 5, 2019
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at February 3, 2019	9,332	9,332	$—	121,600	$608	$315,285	$1,346,890	$(216,808)	$1,445,975
Net income							96,603		96,603
Foreign currency translation adjustment								(15,723)	(15,723)
Common stock issued upon exchange of exchangeable shares	(1,951)	(1,951)	—	1,951	10	(10)			—
Stock-based compensation expense						10,157			10,157
Common stock issued upon settlement of stock-based compensation				464	2	12,175			12,177
Shares withheld related to net share settlement of stock-based compensation				(115)	(1)	(18,938)			(18,939)
Repurchase of common stock				(1,000)	(4)	(1,465)	(162,061)		(163,530)
Balance at May 5, 2019	7,381	7,381	$—	122,900	$615	$317,204	$1,281,432	$(232,531)	$1,366,720

See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Quarter Ended
	May 3, 2020	May 5, 2019
Cash flows from operating activities
Net income	$28,632	$96,603
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	43,532	32,823
Stock-based compensation expense	6,128	10,157
Settlement of derivatives not designated in a hedging relationship	(5,669)	(4,983)
Changes in operating assets and liabilities:
Inventories	(122,810)	(42,856)
Prepaid and receivable income taxes	(4,157)	(32,816)
Other prepaid expenses and other current and non-current assets	(53,358)	(16,164)
Accounts payable	2,222	(5,420)
Accrued inventory liabilities	4,016	(6,894)
Accrued compensation and related expenses	(60,137)	(32,498)
Current and non-current income taxes payable	3,711	(60,533)
Unredeemed gift card liability	(13,640)	(13,641)
Right-of-use lease assets and current and non-current lease liabilities	(16,868)	8,185
Other current and non-current liabilities	67,155	5,234
Net cash used in operating activities	(121,243)	(62,803)
Cash flows from investing activities
Purchase of property and equipment	(52,101)	(68,434)
Settlement of net investment hedges	6,475	4,657
Other investing activities	—	(131)
Net cash used in investing activities	(45,626)	(63,908)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	3,135	12,177
Taxes paid related to net share settlement of stock-based compensation	(30,059)	(18,939)
Repurchase of common stock	(63,663)	(163,530)
Net cash used in financing activities	(90,587)	(170,292)
Effect of exchange rate changes on cash and cash equivalents	(13,043)	(8,076)
Decrease in cash and cash equivalents	(270,499)	(305,079)
Cash and cash equivalents, beginning of period	$1,093,505	$881,320
Cash and cash equivalents, end of period	$823,006	$576,241
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel and accessories. The Company primarily conducts its business through company-operated stores and direct to consumer through e-commerce. It also generates net revenue from outlets, sales from temporary locations, sales to wholesale accounts, license and supply arrangements, and warehouse sales. The Company operates stores in the United States, Canada, the People's Republic of China ("PRC"), Australia, the United Kingdom, Japan, New Zealand, Germany, South Korea, Singapore, France, Malaysia, Sweden, Ireland, the Netherlands, Norway, and Switzerland. There were 489 and 491 company-operated stores in operation as of May 3, 2020 and February 2, 2020, respectively.
COVID-19 Pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020.
In line with recommendations by public health officials and in accordance with governmental authority orders, the Company took actions to close the majority of its retail locations and to reduce operating hours. In February 2020, the Company temporarily closed all of its retail locations in Mainland China. All of these locations have since reopened. In March 2020, the Company temporarily closed all of its retail locations in North America, Europe, and certain countries in Asia Pacific. Its distribution centers in Columbus, Ohio and Sumner, Washington were temporarily closed for one and two weeks, respectively, during the first quarter of fiscal 2020 due to COVID-19. Subsequent to May 3, 2020, the Company began reopening stores in certain markets in accordance with local government and public health authority guidelines. These stores are operating with precautionary measures in place such as reduced operating hours and maximum occupancy levels. As of June 10, 2020, 295 of its company-operated stores were open. As of June 10, 2020, all of its distribution centers were open.
In response to COVID-19, various government programs have been announced to provide financial relief for affected businesses. The most significant relief measures which the Company qualifies for are the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the United States, and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. During the first quarter of fiscal 2020, the Company recognized payroll subsidies totaling $14.3 million under these wage subsidy programs and similar plans in other jurisdictions. These subsidies were recorded as a reduction in the associated wage costs which the Company incurred, and were recognized in selling, general and administrative expenses.
The Company also qualifies for and has deferred certain corporate income tax payments and employer payroll tax payments. The most significant is the deferral of $56.8 million of Canadian corporate income tax payments which would otherwise have been paid during the first quarter of fiscal 2020 to the third quarter of fiscal 2020.
The Financial Accounting Standards Board ("FASB") staff issued guidance in April 2020 in relation to accounting for lease concessions made in connection with the effects of COVID-19. In accordance with this guidance, the Company has elected to treat COVID-19-related lease concessions as variable lease payments. The Company is actively negotiating commercially reasonable lease concessions. No significant lease concessions have yet been confirmed.
The temporary store closures as a result of COVID-19 and associated reduction in operating income during the first quarter of fiscal 2020 are considered to be an indicator of impairment and the Company performed an assessment of recoverability for the long-lived assets and right-of-use assets associated with its closed retail locations. The Company recognized an insignificant impairment charge as a result of this analysis.
Inventory is valued at the lower of cost and net realizable value. The Company periodically reviews its inventories and makes provisions as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. The Company did not recognize any significant additional inventory provisions in the first quarter of fiscal 2020 as a result of this analysis.

Revenue is presented net of an allowance for expected returns, which is estimated based on historic return rates, trends, and future expectations. In light of the store closures, the Company has extended its return policy and the increase in the sales return allowances reflects an anticipated delay in returns as a result of retail location closures.
The COVID-19 pandemic has materially impacted the Company's statement of operations. The extent to which COVID-19 continues to impacts the Company's results and financial position will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. Continued proliferation of the virus, or resurgence, may result in further or prolonged closures of its retail locations and distribution centers, reduce operating hours, interrupt the Company's supply chain, cause changes in guest behavior, and reduce discretionary spending. Such factors could result in the impairment of long-lived assets and right-of-use assets and the need for an increased provision against the carrying value of the Company's inventories.
Basis of presentation
The unaudited interim consolidated financial statements as of May 3, 2020 and for the quarters ended May 3, 2020 and May 5, 2019 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 2, 2020 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended February 2, 2020, which are included in Item 8 in the Company's fiscal 2019 Annual Report on Form 10-K filed with the SEC on March 26, 2020. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2019 Annual Report on Form 10-K. Except as disclosed in Note 2 pertaining to the adoption of new accounting pronouncements, there have been no significant changes to the Company's significant accounting policies as described in the Company's fiscal 2019 Annual Report on Form 10-K.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2020 will end on January 31, 2021 and will be a 52-week year. Fiscal 2019 was a 52-week year.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting pronouncements
In June 2016, the FASB issued guidance on ASC 326 "Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments". This guidance changes the impairment model for most financial assets and requires the use of a forward-looking expected loss model rather than incurred losses for instruments measured at amortized cost. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company adopted this update during the first quarter of fiscal 2020 and it did not have a material impact on the Company's consolidated financial statements.
Recently issued accounting pronouncements
In December 2019, the FASB issued guidance on ASC 740, "Income Taxes". The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application and simplify GAAP for other areas of this topic by clarifying and amending existing guidance. This guidance is effective for the Company beginning in its first quarter of fiscal 2021 and early adoption is permitted. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements but does not believe it will have a material impact.
In March 2020, the FASB released guidance on ASC 848, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This update provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements but does not believe it will have a material impact.
NOTE 3. CREDIT FACILITIES
North America revolving credit facility
On June 6, 2018, the Company entered into Amendment No. 1 to its credit agreement. This amended the credit agreement to provide for (i) an increase in the aggregate commitments under the unsecured five-year revolving credit facility to $400.0 million, with an increase of the sub-limits for the issuance of letters of credit and extensions of swing line loans to $50.0 million for each, (ii) an increase in the option, subject to certain conditions as set forth in the credit agreement, to request increases in commitments under the revolving facility from $400.0 million to $600.0 million, and (iii) an extension in the maturity of the revolving facility from December 15, 2021 to June 6, 2023.
In addition, this amendment decreased the applicable margins for LIBOR loans from 1.00%-1.75% to 1.00%-1.50% and for alternate base rate loans from 0.00%-0.75% to 0.00%-0.50%, reduced the commitment fee on average daily unused amounts under the revolving facility from 0.125%-0.200% to 0.10%-0.20%, and reduced fees for unused letters of credit from 1.00%-1.75% to 1.00%-1.50%.
The Company is required to follow certain covenants. As of May 3, 2020, the Company was in compliance with these covenants.
The Company had no borrowings outstanding under this credit facility as of May 3, 2020 and February 2, 2020. As of May 3, 2020, the Company had letters of credit of $1.8 million outstanding.
Mainland China revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility. The terms are reviewed on an annual basis. The facility includes a revolving loan of up to 100.0 million Chinese Yuan as well as a financial bank guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. In U.S. dollars, the uncommitted and unsecured revolving credit facility is equivalent to $18.4 million, the revolving loan is equivalent of up to $14.2 million, and the financial bank guarantee facility is equivalent of up to $4.2 million. Loans are available in Chinese Yuan for a period not to exceed 12 months, and interest accrues on them at a rate equal to 105% of the applicable PBOC Benchmark Lending Rate. Guarantees have a commission equal to 1% per annum of the outstanding amount. The Company is required to follow certain covenants. As of May 3, 2020, the Company was in compliance with these covenants. As of May 3, 2020, there were immaterial borrowings outstanding under this credit facility.
NOTE 4. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $6.6 million and $11.0 million for the quarters ended May 3, 2020 and May 5, 2019, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $89.9 million at May 3, 2020, which is expected to be recognized over a weighted-average period of 2.4 years.

A summary of the balances of the Company's stock-based compensation plans as of May 3, 2020, and changes during the first quarter then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance at February 2, 2020	776	$113.41	238	$103.52	7	$175.82	333	$108.44	29	$239.39
Granted	214	188.84	137	115.58	—	—	112	189.30	—	—
Exercised/released	42	75.26	171	63.03	—	—	159	86.02	—	—
Forfeited/expired	—	—	—	—	—	—	1	137.74	—	—
Balance at May 3, 2020	948	$132.05	204	$145.55	7	$175.82	285	$152.27	29	$218.69
Exercisable at May 3, 2020	270	$96.67

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first quarter of fiscal 2020:

Quarter Ended May 3, 2020
Expected term	3.75 years
Expected volatility	39.62%
Risk-free interest rate	0.34%
Dividend yield	—%

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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the quarter ended May 3, 2020, there were 22.1 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $2.3 million and $2.3 million in the first quarter of fiscal 2020 and fiscal 2019, respectively.
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of May 3, 2020 and February 2, 2020, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	May 3, 2020	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$476,607	$476,607	$—	$—	Cash and cash equivalents
Term deposits	132,222	—	132,222	—	Cash and cash equivalents
Forward currency contract assets	23,511	—	23,511	—	Other prepaid expenses and other current assets
Forward currency contract liabilities	23,766	—	23,766	—	Other current liabilities

	February 2, 2020	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$610,800	$610,800	$—	$—	Cash and cash equivalents
Term deposits	203,360	—	203,360	—	Cash and cash equivalents
Forward currency contract assets	1,735	—	1,735	—	Other prepaid expenses and other current assets
Forward currency contract liabilities	1,920	—	1,920	—	Other current liabilities

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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. Hedge effectiveness is measured using a method based on changes in forward exchange rates. The Company recorded no ineffectiveness from net investment hedges during the first quarter of fiscal 2020.
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
During the first quarter of fiscal 2020, the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within other prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of May 3, 2020, there were derivative assets of $23.5 million and derivative liabilities of $23.8 million subject to enforceable netting arrangements.

The notional amounts and fair values of forward currency contracts were as follows:

	May 3, 2020			February 2, 2020
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$461,000	$23,364	$—	$417,000	$1,583	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	505,000	147	23,766	460,000	152	1,920
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$23,511	$23,766		$1,735	$1,920

The forward currency contracts designated as net investment hedges outstanding as of May 3, 2020 mature on different dates between May 2020 and October 2020.
The forward currency contracts not designated in a hedging relationship outstanding as of May 3, 2020 mature on different dates between May 2020 and October 2020.
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Quarter Ended
	May 3, 2020	May 5, 2019
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$28,256	$6,764

No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Quarter Ended
	May 3, 2020	May 5, 2019
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains	$27,742	$5,697
Derivatives not designated in a hedging relationship	(27,520)	(6,631)
Net foreign exchange and derivative gains (losses)	$222	$(934)

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

NOTE 7. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended
	May 3, 2020	May 5, 2019
	(In thousands, except per share amounts)
Net income	$28,632	$96,603
Basic weighted-average number of shares outstanding	130,251	130,694
Assumed conversion of dilutive stock options and awards	552	643
Diluted weighted-average number of shares outstanding	130,803	131,337
Basic earnings per share	$0.22	$0.74
Diluted earnings per share	$0.22	$0.74

The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the quarters ended May 3, 2020 and May 5, 2019, 97.5 thousand and 75.7 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On January 31, 2019, the Company's board of directors approved a stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. As of March 31, 2020, the Company temporarily paused its share repurchase program. As of May 3, 2020, the remaining aggregate value of shares available to be repurchased under this program was $263.6 million.
During the quarters ended May 3, 2020 and May 5, 2019, 0.4 million and 1.0 million shares, respectively, were repurchased under the program at a total cost of $63.7 million and $163.5 million, respectively.
Subsequent to May 3, 2020, and up to June 5, 2020, no shares were repurchased.
NOTE 8. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain consolidated balance sheet accounts is as follows:

	May 3, 2020	February 2, 2020
	(In thousands)
Inventories:
Finished goods	$648,909	$540,580
Provision to reduce inventories to net realizable value	(23,060)	(22,067)
	$625,849	$518,513

	May 3, 2020	February 2, 2020
	(In thousands)
Other prepaid expenses and other current assets:
Other prepaid expenses	$60,333	$64,568
Forward currency contract assets	23,511	1,735
Government payroll subsidy receivables	13,442	—
Other current assets	10,404	4,239
	$107,690	$70,542
Property and equipment, net:
Land	$67,545	$71,829
Buildings	28,984	30,187
Leasehold improvements	490,010	489,202
Furniture and fixtures	108,786	109,533
Computer hardware	95,250	95,399
Computer software	339,827	336,768
Equipment and vehicles	19,302	19,521
Work in progress	51,445	40,930
Property and equipment, gross	1,201,149	1,193,369
Accumulated depreciation	(541,884)	(521,676)
	$659,265	$671,693
Other non-current assets:
Cloud computing arrangement implementation costs	$31,929	$24,648
Security deposits	19,949	19,901
Other	8,981	11,652
	$60,859	$56,201
Other current liabilities:
Accrued duty, freight, and other operating expenses	$76,679	$59,403
Sales return allowances	33,962	12,897
Deferred revenue	27,775	12,705
Forward currency contract liabilities	23,766	1,920
Accrued capital expenditures	10,747	5,457
Sales tax collected	9,485	17,370
Accrued rent	5,129	8,356
Other	7,037	6,935
	$194,580	$125,043

NOTE 9. SEGMENTED INFORMATION AND DISAGGREGATED NET REVENUE
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites and mobile apps. Outlets, temporary locations, sales to wholesale accounts, license and supply arrangements, and warehouse sale net revenue have been combined into other. During the first quarter of fiscal 2020, the Company reviewed its segment and general corporate expenses and determined certain costs that are more appropriately classified in different categories. Accordingly, comparative figures have been reclassified to conform to the financial presentation adopted for the current year.

	Quarter Ended
	May 3, 2020	May 5, 2019
	(In thousands)
Net revenue:
Company-operated stores	$259,970	$506,422
Direct to consumer	352,039	209,844
Other	39,953	66,049
	$651,962	$782,315
Segmented income (loss) from operations:
Company-operated stores	$(30,154)	$120,911
Direct to consumer	156,947	79,337
Other	(269)	12,623
	126,524	212,871
General corporate expense	93,773	84,059
Income from operations	32,751	128,812
Other income (expense), net	1,174	2,379
Income before income tax expense	$33,925	$131,191

Capital expenditures:
Company-operated stores	$33,819	$38,710
Direct to consumer	2,298	6,226
Corporate and other	15,984	23,498
	$52,101	$68,434
Depreciation and amortization:
Company-operated stores	$25,628	$21,060
Direct to consumer	2,684	2,462
Corporate and other	15,220	9,301
	$43,532	$32,823

The following table disaggregates the Company's net revenue by geographic area.

	Quarter Ended
	May 3, 2020	May 5, 2019
	(In thousands)
United States	$459,352	$553,647
Canada	99,497	123,645
Outside of North America	93,113	105,023
	$651,962	$782,315

The following table disaggregates the Company's net revenue by category.

	Quarter Ended
	May 3, 2020	May 5, 2019
	(In thousands)
Women's product	$480,313	$562,983
Men's product	129,129	170,219
Other categories	42,520	49,113
	$651,962	$782,315

NOTE 10. LEGAL PROCEEDINGS AND OTHER CONTINGENCIES
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
On November 21, 2018, plaintiff David Shabbouei filed in the Delaware Court of Chancery a derivative lawsuit on behalf of the Company against certain of the Company's current and former directors and officers, captioned David Shabbouei v. Laurent Potdevin, et al., 2018-0847-JRS. Plaintiff claims that the defendants breached their fiduciary duties to the Company by allegedly failing to address alleged sexual harassment, gender discrimination, and related conduct at the Company. Plaintiff also claims that the defendants breached their fiduciary duties to the Company and wasted corporate assets with respect to the separation agreement entered into by the Company and Laurent Potdevin in connection with his departure from the Company in February 2018. Plaintiff also further brings an unjust enrichment claim against Mr. Potdevin with respect to the separation agreement. Plaintiff seeks unspecified money damages for the Company for the defendants' alleged breaches of fiduciary duty, waste and unjust enrichment, disgorgement of all profits, benefits and other compensation Mr. Potdevin received as a result of defendants' alleged conduct for the Company, an order directing the Company to implement corporate governance and internal procedures, and an award of plaintiff's attorneys' fees, costs and expenses. On April 2, 2020, the Court granted the motion of the defendants and the Company to dismiss the lawsuit with prejudice.
On March 23, 2020, a former retail employee filed a representative action in the Los Angeles Superior Court alleging violation of the Private Attorney General Act ("PAGA") based on purported California labor code violations including failure to pay wages, failure to pay overtime, failure to provide accurate itemized statements, and failure to provide meal and rest periods. The plaintiff is seeking to recover civil penalties under PAGA. The Company intends to vigorously defend this matter.
On April 9, 2020, Aliign Activation Wear, LLC filed a lawsuit in the United States District Court for the Central District of California alleging federal trademark infringement, false designation of original and unfair competition. The plaintiff is seeking injunctive relief, monetary damages and declaratory relief. The Company intends to vigorously defend this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements contained in this Form 10-Q and any documents incorporated herein by reference constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, the impact of the COVID-19 pandemic on our business and results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "predicts," "potential" or the negative of these terms or other comparable terminology.
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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on March 26, 2020.
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
COVID-19 Pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and lifestyle centers. Government authorities in certain markets in which we operate have also issued orders that require the closure of non-essential businesses and people to remain at home.

We have taken actions to close retail locations and to reduce operating hours, and we continue to monitor the situation and work closely with local authorities to prioritize the safety of our people and guests. In February 2020, we temporarily closed all of our retail locations in Mainland China. All of these locations have since reopened. In March 2020, we temporarily closed all of our retail locations in North America, Europe, and certain countries in Asia Pacific. Subsequent to May 3, 2020, we began reopening our retail locations in these markets in line with the guidance from local authorities. As of June 10, 2020, 295 of our company-operated stores were open. Our distribution centers in Columbus, Ohio and Sumner, Washington were temporarily closed for one and two weeks, respectively, during the first quarter of fiscal 2020 due to COVID-19. As of June 10, 2020, all of our distribution centers were open.
Our retail locations and distribution centers are operating with precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and maximum occupancy levels. This pandemic has also impacted the operations of our third party logistics providers and our manufacturing and supply partners, including through the closure or reduced capacity of facilities, and operational changes to accommodate physical distancing. As the pandemic progresses, we may face further disruptions or increased operational and logistics costs throughout our supply chain.
There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our store operations, the demand for our products, and on our supply chain. It had a material adverse impact on our results of operations for the first quarter of fiscal 2020, and we expect it to continue to impact our results of operations, financial position, and liquidity. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.
We remain confident in the long-term growth opportunities and our Power of Three growth plan and believe that we have sufficient cash and cash equivalents, and available capacity under our revolving credit facilities, to meet our liquidity needs. As of May 3, 2020, we had cash and cash equivalents of $823.0 million and the capacity under our committed revolving credit facility was $398.2 million.
Financial Highlights
For the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019:

•	Net revenue decreased 17% to $652.0 million. On a constant dollar basis, net revenue decreased 16%.

•	Direct to consumer net revenue increased 68%, or increased 70% on a constant dollar basis.

•	Gross profit decreased 21% to $334.4 million.

•	Gross margin decreased 260 basis points to 51.3%.

•	Income from operations decreased 75% to $32.8 million.

•	Operating margin decreased 1,150 basis points to 5.0%.

•	Income tax expense decreased 85% to $5.3 million. Our effective tax rate for the first quarter of fiscal 2020 was 15.6% compared to 26.4% for the first quarter of fiscal 2019.

•	Diluted earnings per share were $0.22 compared to $0.74 in the first quarter of fiscal 2019.
As the temporary store closures from COVID-19 have resulted in a significant number of stores being removed from our comparable store base, total comparable sales and comparable store sales are not currently representative of the underlying trends of our business. We do not believe these metrics are currently useful to investors in understanding performance, therefore we have not included these metrics in our discussion and analysis of results of operations.
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue and direct to consumer net revenue.

Results of Operations
First Quarter Results
The following table summarizes key components of our results of operations for the quarters ended May 3, 2020 and May 5, 2019. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019
	(In thousands)		(Percentages)
Net revenue	$651,962	$782,315	100.0%	100.0%
Cost of goods sold	317,560	360,595	48.7	46.1
Gross profit	334,402	421,720	51.3	53.9
Selling, general and administrative expenses	301,651	292,908	46.3	37.4
Income from operations	32,751	128,812	5.0	16.5
Other income (expense), net	1,174	2,379	0.2	0.3
Income before income tax expense	33,925	131,191	5.2	16.8
Income tax expense	5,293	34,588	0.8	4.4
Net income	$28,632	$96,603	4.4%	12.3%
Net Revenue
Net revenue decreased $130.4 million, or 17%, to $652.0 million for the first quarter of fiscal 2020 from $782.3 million for the first quarter of fiscal 2019. On a constant dollar basis, assuming the average exchange rates for the first quarter of fiscal 2020 remained constant with the average exchange rates for the first quarter of fiscal 2019, net revenue decreased $122.7 million, or 16%.
The decrease in net revenue was primarily due to the impact of COVID-19, including temporary closures of company-operated stores. Decreased company-operated store net revenue as well as a decrease in net revenue from our other locations contributed to the decrease in net revenue. This was partially offset by an increase in direct to consumer net revenue.
Net revenue on a segment basis for the quarters ended May 3, 2020 and May 5, 2019 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019
	(In thousands)		(Percentages)
Company-operated stores	$259,970	$506,422	39.9%	64.7%
Direct to consumer	352,039	209,844	54.0	26.8
Other	39,953	66,049	6.1	8.4
Net revenue	$651,962	$782,315	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment decreased $246.5 million, or 49%, to $260.0 million in the first quarter of fiscal 2020 from $506.4 million in the first quarter of fiscal 2019. The decrease in net revenue from our company-operated stores segment was primarily due to the impact of COVID-19. All of our stores in North America, Europe, and certain countries in Asia Pacific were closed for a significant portion of the quarter.
Direct to Consumer. Net revenue from our direct to consumer segment increased $142.2 million, or 68%, to $352.0 million in the first quarter of fiscal 2020 from $209.8 million in the first quarter of fiscal 2019. Direct to consumer net revenue increased 70% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased website traffic and improved conversion rates. This was partially offset by a decrease in dollar value per transaction. There was a shift in the way guests shopped in the first quarter of fiscal 2020 as a result of COVID-19, with more guests shopping online instead of in-store, primarily due to temporary store closures.
Other. Net revenue from our other segment decreased $26.1 million, or 40%, to $40.0 million in the first quarter of fiscal 2020 from $66.0 million in the first quarter of fiscal 2019. This decrease was primarily the result of the temporary closures of our other retail locations as a result of COVID-19.

Gross Profit
Gross profit decreased $87.3 million, or 21%, to $334.4 million for the first quarter of fiscal 2020 from $421.7 million for the first quarter of fiscal 2019.
Gross profit as a percentage of net revenue, or gross margin, decreased 260 basis points to 51.3% in the first quarter of fiscal 2020 from 53.9% in the first quarter of fiscal 2019. The decrease in gross margin was primarily the result of:

•	an increase in occupancy and depreciation costs as a percentage of revenue of 330 basis points, primarily due to lower net revenue;

•	an increase in costs as a percentage of revenue related to our distribution centers of 100 basis points primarily due to lower net revenue; and

•	an unfavorable impact of foreign exchange rates of 20 basis points.
This was partially offset by an increase in product margin of 180 basis points. The increase in product margin was primarily due to lower product costs, and a favorable mix of higher margin product, partially offset by higher markdowns.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.7 million, or 3%, to $301.7 million in the first quarter of fiscal 2020 from $292.9 million in the first quarter of fiscal 2019. The increase in selling, general and administrative expenses was primarily due to:

•	an increase in head office costs of $7.6 million, comprised of:

–	an increase in other costs of $18.2 million primarily due to increases in depreciation, information technology costs, brand and community costs, and other head office costs; and

–	a decrease in employee costs of $10.6 million primarily due to decreased incentive and stock-based compensation expense; and

•	an increase in costs related to our operating channels of $16.6 million, comprised of:

–	an increase in variable costs of $10.4 million primarily due to an increase in distribution costs as a result of increased direct to consumer net revenue;

–	an increase in other costs of $11.6 million primarily due to increased digital marketing expenses;

–	a decrease in employee costs of $5.4 million primarily due to lower incentive compensation expenses due to temporary store closures as a result of COVID-19; and
The increase in selling, general and administrative expenses was partially offset by $14.3 million of government payroll subsidies which were recognized during the first quarter of fiscal 2020, and by an increase in net foreign exchange and derivative revaluation gains of $1.2 million.
As a percentage of net revenue, selling, general and administrative expenses increased 890 basis points, to 46.3% in the first quarter of fiscal 2020 from 37.4% in the first quarter of fiscal 2019.
Income from Operations
Income from operations decreased $96.1 million, or 75%, to $32.8 million in the first quarter of fiscal 2020 from $128.8 million in the first quarter of fiscal 2019. Operating margin decreased 1,150 basis points to 5.0% compared to 16.5% in the first quarter of fiscal 2019.
On a segment basis, we determine income from operations without taking into account our general corporate expenses. During the first quarter of fiscal 2020, we reviewed our segment and general corporate expenses and determined certain costs that are more appropriately classified in different categories. Accordingly, comparative figures have been reclassified to conform to the financial presentation adopted for the current year.

Segmented income (loss) from operations for the quarters ended May 3, 2020 and May 5, 2019 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019
	(In thousands)		(Percentage of segment revenue)
Segmented income (loss) from operations:
Company-operated stores	$(30,154)	$120,911	(11.6)%	23.9%
Direct to consumer	156,947	79,337	44.6	37.8
Other	(269)	12,623	(0.7)	19.1
	126,524	212,871
General corporate expense	93,773	84,059
Income from operations	$32,751	$128,812
Company-Operated Stores. Income from operations from our company-operated stores segment decreased $151.1 million, or 125%, to a loss of $30.2 million for the first quarter of fiscal 2020 from income of $120.9 million for the first quarter of fiscal 2019. The decrease was primarily the result of decreased gross profit of $177.5 million which was primarily due to temporary store closures resulting from COVID-19, and lower gross margin, which was primarily due to deleverage on occupancy and depreciation costs as a result of lower net revenue. This was partially offset by a decrease in selling, general and administrative expenses, primarily due to decreased store operating expenses including the recognition of government payroll subsidies, and lower credit card fees, distribution costs, and packaging costs primarily as a result of lower net revenue. Additionally, there was a decrease in employee costs, primarily due to lower incentive compensation expenses due to temporary store closures. Income from operations as a percentage of company-operated stores net revenue decreased primarily due to lower gross margin and deleverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $77.6 million, or 98%, to $156.9 million for the first quarter of fiscal 2020 from $79.3 million for the first quarter of fiscal 2019. The increase was primarily the result of increased gross profit of $103.2 million which was primarily due to increased net revenue as more guests shopped online in the first quarter of fiscal 2020 as a result of COVID-19, and due to higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs and credit card fees as a result of higher net revenue, as well as higher digital marketing expenses. Income from operations as a percentage of direct to consumer net revenue increased 680 basis points primarily due to higher gross margin and leverage on selling, general and administrative expenses.
Other. Income from operations from our other channels decreased $12.9 million, or 102%, to a loss of $0.3 million for the first quarter of fiscal 2020 from income of $12.6 million for the first quarter of fiscal 2019. The decrease was primarily the result of decreased gross profit of $13.0 million which was primarily due to decreased net revenue, primarily due to temporary store closures resulting from COVID-19. Income from operations as a percentage of other net revenue decreased primarily due to deleverage on selling, general and administrative expenses and lower gross margin.
General Corporate Expense. General corporate expense increased $9.7 million, or 12%, to $93.8 million for the first quarter of fiscal 2020 from $84.1 million for the first quarter of fiscal 2019. This increase was primarily due to increases in depreciation, information technology costs, and as a result of donations made through our Ambassador Relief Fund that provided grants to fitness studio owners impacted by COVID-19. The increase in general corporate expense was partially offset by a decrease in head office employee costs, and an increase in net foreign exchange and derivative revaluation gains of $1.2 million.
Other Income (Expense), Net
Other income, net decreased $1.2 million, or 51%, to $1.2 million for the first quarter of fiscal 2020 from income of $2.4 million for the first quarter of fiscal 2019. The decrease was primarily due to a decrease in net interest income.
Income Tax Expense
Income tax expense decreased $29.3 million, or 85%, to $5.3 million for the first quarter of fiscal 2020 from $34.6 million for the first quarter of fiscal 2019. The effective tax rate for the first quarter of fiscal 2020 was 15.6% compared to 26.4% for the first quarter of fiscal 2019. The decrease in the effective tax rate was primarily due to an increase in tax deductions related to stock-based compensation which, as a result of the lower pre-tax income for the quarter, represented a higher proportion of income before income tax expense and so reduced the overall effective tax rate.

Net Income
Net income decreased $68.0 million, or 70%, to $28.6 million for the first quarter of fiscal 2020 from $96.6 million for the first quarter of fiscal 2019. This was primarily due to a decrease in gross profit of $87.3 million, an increase in selling, general and administrative expenses of $8.7 million, and a decrease in other income (expense), net of $1.2 million, partially offset by a decrease in income tax expense of $29.3 million.
Comparable Store Sales and Total Comparable Sales
We separately track comparable store sales, which reflect net revenue from company-operated stores that have been open, or open after being significantly expanded, for at least 12 full fiscal months. Net revenue from a store is included in comparable store sales beginning with the first fiscal month for which the store has a full fiscal month of sales in the prior year. Comparable store sales exclude sales from new stores that have not been open for at least 12 full fiscal months, from stores which have not been in their significantly expanded space for at least 12 full fiscal months, and from stores which have been temporarily relocated for renovations or temporarily closed for at least 30 days. Comparable store sales also exclude sales from direct to consumer and other segments, as well as sales from company-operated stores that we have closed.
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
We typically use comparable store sales to assess the performance of our existing stores as it allows us to monitor the performance of our business without the impact of recently opened or expanded stores. We typically use total comparable sales to evaluate the performance of our business from an omni-channel perspective. We therefore typically believe that investors would similarly find these metrics useful in assessing the performance of our business. However, as the temporary store closures from COVID-19 have resulted in a significant number of stores being removed from our comparable store base, we believe total comparable sales and comparable store sales are not currently representative of the underlying trends of our business. We do not believe these metrics are currently useful to investors in understanding performance, therefore we have not included these metrics in our discussion and analysis of results of operations.
Non-GAAP Financial Measures
Constant dollar changes in net revenue and direct to consumer net revenue are non-GAAP financial measures.
A constant dollar basis assumes the average foreign exchange rates for the period remained constant with the average foreign exchange rates for the same period of the prior year. We provide constant dollar changes in net revenue and direct to consumer net revenue because we use these measures to understand the underlying growth rate of net revenue excluding the impact of changes in foreign exchange rates. We believe that disclosing these measures on a constant dollar basis is useful to investors because it enables them to better understand the level of growth of our business.
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

Constant dollar changes in net revenue and direct to consumer net revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	Quarter Ended May 3, 2020
	Net Revenue		Direct to Consumer Net Revenue
	(In thousands)	(Percentages)	(Percentages)
Change	$(130,353)	(17)%	68%
Adjustments due to foreign exchange rate changes	7,674	1	2
Change in constant dollars	$(122,679)	(16)%	70%
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
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations, and capacity under our revolving credit facilities. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, making information technology system investments and enhancements, funding working capital requirements, and making other strategic investments both in North America and internationally. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions, as well as in money market funds, treasury bills, and term deposits.
As of May 3, 2020, our working capital, excluding cash and cash equivalents, was $240.0 million, our cash and cash equivalents were $823.0 million, and our capacity under our committed revolving facility was $398.2 million.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	Quarter Ended
	May 3, 2020	May 5, 2019
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(121,243)	$(62,803)
Investing activities	(45,626)	(63,908)
Financing activities	(90,587)	(170,292)
Effect of exchange rate changes on cash	(13,043)	(8,076)
Decrease in cash and cash equivalents	$(270,499)	$(305,079)
Operating Activities
Cash flows used in operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense, and the effect of changes in operating assets and liabilities.
Cash used in operating activities increased $58.4 million, to $121.2 million for the first quarter of fiscal 2020 compared to $62.8 million for the first quarter of fiscal 2019, primarily as a result of a decrease of $68.0 million in net income primarily due to the impact of COVID-19, including temporary closures of company-operated stores. This was partially offset by the following:

•	an increase of $6.0 million in non-cash expenses primarily related to an increase in depreciation, partially offset by a decrease in stock-based compensation expense; and

•	an increase of $3.5 million in changes in operating assets and liabilities, primarily due to the following:

–
an increase of $92.9 million related to income taxes, primarily due to the deferral of Canadian income tax payments to the third quarter of fiscal 2020 as well as payments for withholding taxes on repatriated foreign earnings in the first quarter of fiscal 2019;

–
an increase of $61.9 million related to other current and non-current liabilities primarily due to an increase in forward currency contract liabilities as a result of foreign exchange fluctuations, and an increase in the sales return allowance as a result of COVID-19 reducing in-period returns; and

–	an increase of $7.6 million related to accounts payable.
The increase in changes in operating assets and liabilities was partially offset by the following:

–	a decrease of $69.0 million related to inventories, primarily due to lower than expected net revenue as a result of the temporary store closures from COVID-19;

–
a decrease of $37.2 million related to other prepaid expenses and other current and non-current assets, primarily due to an increase in forward currency contract assets as a result of foreign exchange fluctuations;

–	a decrease of $27.6 million related to accrued compensation related expenses; and

–	a decrease of $25.1 million related to right-of-use lease assets and current and non-current lease liabilities.
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
Cash used in investing activities decreased $18.3 million to $45.6 million for the first quarter of fiscal 2020 from $63.9 million for the first quarter of fiscal 2019. The decrease was primarily the result of adjusting our investments in light of COVID-19. This included decreasing our corporate capital expenditures on information technology and business systems as well as decreasing our capital expenditures for renovations and relocations of our company-operated stores.
Financing Activities
Cash flows used in financing activities consist primarily of cash used to repurchase shares of our common stock, certain cash flows related to stock-based compensation, and other financing activities.
Cash used in financing activities decreased $79.7 million to $90.6 million for the first quarter of fiscal 2020 compared to $170.3 million for the first quarter of fiscal 2019. The decrease was primarily the result of a decrease in our stock repurchases.
Our cash used in financing activities for the first quarter of fiscal 2020 included $63.7 million to repurchase 0.4 million shares of our common stock compared to $163.5 million to repurchase 1.0 million shares for the first quarter of fiscal 2019. During the first quarter of fiscal 2019, we repurchased 1.0 million shares in a private transaction. We did not purchase any shares in a private transaction during the first quarter of fiscal 2020. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors. As of March 31, 2020, we temporarily paused our share repurchase program.
We believe that our cash and cash equivalent balances, cash flows from operations, and borrowings available to us under our revolving credit facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Our cash from operations may be negatively impacted by a decrease in demand for our products, the continuing impact of COVID-19, as well as the other factors described in Item 1 of Part II of this Quarterly Report on Form 10-Q. In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or systems, or we may make strategic investments or repurchase shares under an approved stock repurchase program, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash and cash equivalents and cash generated from operations.

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
We are also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and we are not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated and the maturity of any outstanding amounts may be accelerated. As of May 3, 2020, we were in compliance with the covenants of the credit facility.
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
As of May 3, 2020, aside from letters of credit of $1.8 million, we had no other borrowings outstanding under this credit facility.
Mainland China revolving credit facility
In December 2019, we entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility. The terms are reviewed on an annual basis. The facility includes a revolving loan of up to 100.0 million Chinese Yuan as well as a financial bank guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. In U.S. dollars, the uncommitted and unsecured revolving credit facility is equivalent to $18.4 million, the revolving loan is equivalent of up to $14.2 million, and the financial bank guarantee facility is equivalent of up to $4.2 million. Loans are available in Chinese Yuan for a period not to exceed 12 months, and interest accrues on them at a rate equal to 105% of the applicable PBOC Benchmark Lending Rate. Guarantees have a commission equal to 1% per annum of the outstanding amount. We are required to follow certain covenants. As of May 3, 2020, we were in compliance with the covenants. As of May 3, 2020, there were immaterial borrowings outstanding under this credit facility.

Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of May 3, 2020, letters of credit and letters of guarantee totaling $1.8 million had been issued.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on March 26, 2020, and in Notes 1, 2, 5, and 6, included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Operating Locations
Our company-operated stores by country as of May 3, 2020 and February 2, 2020 are summarized in the table below.

	May 3, 2020	February 2, 2020
United States	301	305
Canada	61	63
People's Republic of China(1)	41	38
Australia	31	31
United Kingdom	14	14
Japan	7	7
New Zealand	7	7
Germany	6	6
South Korea	6	5
Singapore	4	4
France	3	3
Malaysia	2	2
Sweden	2	2
Ireland	1	1
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	489	491
__________

(1)
Included within PRC as of May 3, 2020, were seven company-operated stores in the Hong Kong Special Administrative Region, two company-operated stores in the Macao Special Administration Region, and one company-operated store in Taiwan, PRC. As of February 2, 2020, there were six company-operated stores in the Hong Kong Special Administrative Region, two company-operated stores in the Macao Special Administration Region, and one company-operated store in Taiwan, PRC.

As of May 3, 2020, all of our retail locations in North America, Europe, and certain countries in Asia Pacific were temporarily closed as a result of COVID-19.

Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of May 3, 2020, there were eight licensed locations, including four in Mexico, three in the United Arab Emirates, and one in Qatar.
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
As of May 3, 2020, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 6 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first quarter of fiscal 2020, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $74.4 million increase in accumulated other comprehensive loss within stockholders' equity. During the first quarter of fiscal 2019, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $16.8 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first quarter of fiscal 2020 would have resulted in additional income from operations of approximately $1.6 million in the first quarter of fiscal 2020. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first quarter of fiscal 2020. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of May 3, 2020, aside from letters of credit of $1.8 million, there were immaterial borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at May 3, 2020. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at May 3, 2020, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended May 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 10 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report and in our fiscal 2019 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for our 2019 fiscal year, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.
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
The current COVID-19 coronavirus pandemic and related government, private sector, and individual consumer responsive actions have and will continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity, and cash flow.
The outbreak of the COVID-19 coronavirus disease has been declared a pandemic by the World Health Organization and has spread across the United States, Canada, and many other countries globally. Related government and private sector responsive actions have significantly affected our business operations and will likely continue to do so for the foreseeable future.
The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and lifestyle centers. In February 2020, we temporarily closed all of our retail locations in Mainland China. All of these locations have since reopened. In March 2020, we temporarily closed all of our retail locations in North America, Europe, and certain countries in Asia Pacific. We have started to reopen stores in certain markets with precautionary measures such as limited operating hours and maximum occupancy levels, in line with the guidance from local authorities. There is significant uncertainty around the breadth and duration of our store closures and the restrictions in place once they do reopen.
There is significant uncertainty regarding the pace of stores reopening and what their results of operations will be once they do. We do not know what the duration and severity of potential restrictions on the operations of reopened stores will be. These restrictions could include precautionary measures such as limitations on the number of guests allowed in our stores at a time, minimum distancing requirements, and limited operating hours. A resurgence in COVID-19 cases could cause additional restrictions, including temporarily closing the stores again. An outbreak at one of our locations, even if we follow appropriate precautionary measures, could negatively impact our employees, guests, and brand. There is uncertainty over the impact of COVID-19 on the U.S., Canadian, and global economies, consumer willingness to visit stores, malls, and lifestyle centers, and employee willingness to staff our stores once they reopen. There is also uncertainty regarding potential long-term changes to consumer shopping behavior and preferences and whether consumer demand will recover when stay-at-home restrictions are lifted.

We may be impacted by other business disruptions related to COVID-19, including disruptions to our sourcing and manufacturing or to our distribution facilities. Both of our distribution centers in the United States have experienced temporary closures due to COVID-19.
The temporary closure of the majority of our retail locations as well as other impacts of COVID-19 have negatively impacted our cash flows from operations and our liquidity. The length and severity of the pandemic, as well as the pace of recovery could negatively impact our liquidity for the foreseeable future. The availability of federal, state, and foreign funding programs is uncertain.
The COVID-19 situation is changing rapidly and the extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.
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
We have experienced, and may in the future experience, a significant disruption in the supply of fabrics or raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability, and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. Our supply of fabric or the manufacturing of our products could be disrupted or delayed by the impact of global health pandemics, including the current COVID-19 coronavirus pandemic, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption, or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
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

An economic recession, depression, downturn or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.
Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions (particularly those in North America), high levels of unemployment, health pandemics (such as the impact of the current COVID-19 coronavirus pandemic, including reduced store traffic and widespread temporary store closures), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, tax rates and general uncertainty regarding the overall future economic environment. To date, COVID-19 and related precautions and mitigation measures have negatively impacted the global economy and created significant volatility and disruption of financial markets. While the duration and severity of the economic impact of COVID-19 is unknown, any recession, depression or general downturn in the global economy will negatively affect consumer confidence and discretionary spending. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
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
Temporary store closures due to COVID-19, changes in consumer shopping preferences, and shifts in distribution channels could materially impact our results of operations.
We sell our products through a variety of trade channels, with a significant portion through traditional brick-and-mortar retail channels. Many of our stores remain temporarily closed due to the impacts of COVID-19, and we are unable to predict the breadth and duration of these store closures and the restrictions that will be in place once they do reopen. As strong e-commerce channels emerge and develop, we are evolving towards an omni-channel approach to support the shopping behavior of our guests. This involves country and region specific websites, social media, product notification emails, mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, and online order fulfillment through stores. The diversion of sales from our company-operated stores could adversely impact our return on investment and could lead to store closures and impairment charges. We could have difficulty in recreating the in-store experience through direct channels. We could also be exposed to liability for online content. Our failure to successfully integrate our digital and physical channels and respond to these risks might adversely impact our business and results of operations, as well as damage our reputation and brands.
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
Uncertain or challenging global economic and political conditions could impact our performance, including our ability to successfully expand internationally. Global economic conditions could impact levels of consumer spending in the markets in which we operate, which could impact our sales and profitability. Political unrest could negatively impact our guests and employees, reduce consumer spending, and adversely impact our business and results of operations. Health pandemics, such as the current COVID-19 coronavirus pandemic, and the related governmental, private sector and individual consumer responsive actions could contribute to a recession, depression, or global economic downturn, reduce store traffic and consumer spending, result in temporary or permanent closures of stores, offices, and factories, and could negatively impact the flow of goods.

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
We may be unsuccessful in identifying new markets where our technical athletic apparel and other products and brand image will be accepted. In addition, we may not be able to open or profitably operate new stores in existing, adjacent, or new markets due to the impact of COVID-19, which could have a material adverse effect on us.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended May 3, 2020 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 3, 2020 - March 1, 2020	—	$—	—	$327,302,004
March 2, 2020 - April 5, 2020	368,630	172.68	368,630	263,646,016
April 6, 2020 - May 3, 2020	—	—	—	263,646,016
Total	368,630		368,630
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2020.

(2)
On January 31, 2019, our board of directors approved a stock repurchase program of up to $500 million of our common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors. As of March 31, 2020, we temporarily paused our share repurchase program.

The following table provides information regarding our purchases of shares of our common stock during the quarter ended May 3, 2020 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 3, 2020 - March 1, 2020	5,366	$246.17	5,366	4,721,280
March 2, 2020 - April 5, 2020	10,444	191.46	10,444	4,710,836
April 6, 2020 - May 3, 2020	6,287	218.32	6,287	4,704,549
Total	22,097		22,097
__________

(1)	Monthly information is presented by reference to our fiscal periods during our first quarter of fiscal 2020.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Form of Annual Cash Performance Bonus Award Agreement	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2020, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ CALVIN MCDONALD
Calvin McDonald
Chief Executive Officer and Director
(principal financial and accounting officer)
Dated: June 11, 2020

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Form of Annual Cash Performance Bonus Award Agreement	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2020, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements
X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.