Form 10-Q
period 2020-08-02
lululemon athletica inc.
filed 2020-09-08
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At September 1, 2020, there were 124,920,793 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At September 1, 2020, there were outstanding 5,392,512 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at September 1, 2020, the registrant had outstanding 5,392,512 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	August 2, 2020	February 2, 2020
ASSETS
Current assets
Cash and cash equivalents	$522,998	$1,093,505
Accounts receivable	48,922	40,219
Inventories	672,773	518,513
Prepaid and receivable income taxes	125,019	85,159
Prepaid expenses and other current assets	120,043	70,542
	1,489,755	1,807,938
Property and equipment, net	698,514	671,693
Right-of-use lease assets	725,805	689,664
Goodwill	386,593	24,182
Intangible assets, net	84,471	241
Deferred income tax assets	31,591	31,435
Other non-current assets	77,298	56,201
	$3,494,027	$3,281,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$122,767	$79,997
Accrued inventory liabilities	31,675	6,344
Other accrued liabilities	177,436	112,641
Accrued compensation and related expenses	84,102	133,688
Current lease liabilities	147,941	128,497
Current income taxes payable	75,153	26,436
Unredeemed gift card liability	106,425	120,413
Other current liabilities	17,810	12,402
	763,309	620,418
Non-current lease liabilities	632,646	611,464
Non-current income taxes payable	43,150	48,226
Deferred income tax liabilities	46,901	43,432
Other non-current liabilities	6,919	5,596
	1,492,925	1,329,136
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,393 and 6,227 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,393 and 6,227 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 124,917 and 124,122 issued and outstanding	625	621
Additional paid-in capital	358,414	355,541
Retained earnings	1,872,948	1,820,637
Accumulated other comprehensive loss	(230,885)	(224,581)
	2,001,102	1,952,218
	$3,494,027	$3,281,354
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net revenue	$902,942	$883,352	$1,554,904	$1,665,667
Cost of goods sold	413,441	397,556	731,001	758,151
Gross profit	489,501	485,796	823,903	907,516
Selling, general and administrative expenses	352,904	317,814	652,510	610,722
Amortization of intangible assets	724	—	724	—
Acquisition-related expenses	11,464	—	13,509	—
Income from operations	124,409	167,982	157,160	296,794
Other income (expense), net	(344)	1,850	830	4,229
Income before income tax expense	124,065	169,832	157,990	301,023
Income tax expense	37,264	44,842	42,557	79,430
Net income	$86,801	$124,990	$115,433	$221,593

Other comprehensive income:
Foreign currency translation adjustment	54,300	4,514	(6,304)	(11,209)
Comprehensive income	$141,101	$129,504	$109,129	$210,384

Basic earnings per share	$0.67	$0.96	$0.89	$1.70
Diluted earnings per share	$0.66	$0.96	$0.88	$1.69
Basic weighted-average number of shares outstanding	130,245	130,285	130,248	130,489
Diluted weighted-average number of shares outstanding	130,799	130,783	130,802	131,060
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended August 2, 2020
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at May 3, 2020	5,482	5,482	$—	124,717	$624	$334,201	$1,786,147	$(285,185)	$1,835,787
Net income							86,801		86,801
Foreign currency translation adjustment								54,300	54,300
Common stock issued upon exchange of exchangeable shares	(89)	(89)	—	89	—	—			—
Stock-based compensation expense						15,784			15,784
Common stock issued upon settlement of stock-based compensation				114	—	9,328			9,328
Shares withheld related to net share settlement of stock-based compensation				(3)	1	(899)			(898)
Balance at August 2, 2020	5,393	5,393	$—	124,917	$625	$358,414	$1,872,948	$(230,885)	$2,001,102

	Quarter Ended August 4, 2019
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at May 5, 2019	7,381	7,381	$—	122,900	$615	$317,204	$1,281,432	$(232,531)	$1,366,720
Net income							124,990		124,990
Foreign currency translation adjustment								4,514	4,514
Stock-based compensation expense						11,848			11,848
Common stock issued upon settlement of stock-based compensation				33	1	1,336			1,337
Shares withheld related to net share settlement of stock-based compensation				(2)	—	(461)			(461)
Repurchase of common stock				(10)	(1)	(12)	(1,556)		(1,569)
Balance at August 4, 2019	7,381	7,381	$—	122,921	$615	$329,915	$1,404,866	$(228,017)	$1,507,379

	Two Quarters Ended August 2, 2020
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at February 2, 2020	6,227	6,227	$—	124,122	$621	$355,541	$1,820,637	$(224,581)	$1,952,218
Net income							115,433		115,433
Foreign currency translation adjustment								(6,304)	(6,304)
Common stock issued upon exchange of exchangeable shares	(834)	(834)	—	834	4	(4)			—
Stock-based compensation expense						21,912			21,912
Common stock issued upon settlement of stock-based compensation				485	2	12,461			12,463
Shares withheld related to net share settlement of stock-based compensation				(155)	—	(30,957)			(30,957)
Repurchase of common stock				(369)	(2)	(539)	(63,122)		(63,663)
Balance at August 2, 2020	5,393	5,393	$—	124,917	$625	$358,414	$1,872,948	$(230,885)	$2,001,102

	Two Quarters Ended August 4, 2019
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at February 3, 2019	9,332	9,332	$—	121,600	$608	$315,285	$1,346,890	$(216,808)	$1,445,975
Net income							221,593		221,593
Foreign currency translation adjustment								(11,209)	(11,209)
Common stock issued upon exchange of exchangeable shares	(1,951)	(1,951)	—	1,951	10	(10)			—
Stock-based compensation expense						22,005			22,005
Common stock issued upon settlement of stock-based compensation				497	3	13,511			13,514
Shares withheld related to net share settlement of stock-based compensation				(117)	(1)	(19,399)			(19,400)
Repurchase of common stock				(1,010)	(5)	(1,477)	(163,617)		(165,099)
Balance at August 4, 2019	7,381	7,381	$—	122,921	$615	$329,915	$1,404,866	$(228,017)	$1,507,379

See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Two Quarters Ended
	August 2, 2020	August 4, 2019
Cash flows from operating activities
Net income	$115,433	$221,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,176	70,422
Stock-based compensation expense	21,912	22,005
Settlement of derivatives not designated in a hedging relationship	(13,538)	(5,430)
Changes in operating assets and liabilities:
Inventories	(138,194)	(93,358)
Prepaid and receivable income taxes	(39,860)	(63,187)
Prepaid expenses and other current and non-current assets	(76,811)	(45,539)
Accounts payable	35,967	15,791
Accrued inventory liabilities	25,322	(7,069)
Other accrued liabilities	53,868	3,367
Accrued compensation and related expenses	(49,037)	(7,486)
Current and non-current income taxes payable	43,926	(55,508)
Unredeemed gift card liability	(13,848)	(19,413)
Right-of-use lease assets and current and non-current lease liabilities	7,388	9,625
Other current and non-current liabilities	3,358	4,229
Net cash provided by operating activities	60,062	50,042
Cash flows from investing activities
Purchase of property and equipment	(104,723)	(135,764)
Settlement of net investment hedges	10,981	5,062
Acquisition, net of cash acquired	(452,581)	—
Other investing activities	1,000	(1,267)
Net cash used in investing activities	(545,323)	(131,969)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	12,463	13,514
Taxes paid related to net share settlement of stock-based compensation	(30,957)	(19,400)
Repurchase of common stock	(63,663)	(165,099)
Net cash used in financing activities	(82,157)	(170,985)
Effect of exchange rate changes on cash and cash equivalents	(3,089)	(4,670)
Decrease in cash and cash equivalents	(570,507)	(257,582)
Cash and cash equivalents, beginning of period	$1,093,505	$881,320
Cash and cash equivalents, end of period	$522,998	$623,738
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel and accessories. The Company primarily conducts its business through company-operated stores and direct to consumer through e-commerce. It also generates net revenue from outlets, sales from temporary locations, sales to wholesale accounts, and license and supply arrangements. The Company operates stores in the United States, Canada, the People's Republic of China ("PRC"), Australia, the United Kingdom, Japan, Germany, New Zealand, South Korea, Singapore, France, Malaysia, Sweden, Ireland, the Netherlands, Norway, and Switzerland. There were 506 and 491 company-operated stores in operation as of August 2, 2020 and February 2, 2020, respectively.
On July 7, 2020, the Company acquired Curiouser Products Inc., dba MIRROR, ("MIRROR") which has been consolidated from the date of acquisition. MIRROR generates net revenue from the sale of in-home fitness equipment and associated content subscriptions. Please refer to Note 3 for further information.
COVID-19 Pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020.
In line with recommendations by public health officials and in accordance with governmental authority orders, the Company took actions to temporarily close the majority of its retail locations and to reduce operating hours. In February 2020, the Company temporarily closed all of its retail locations in Mainland China, and in March 2020, the Company temporarily closed all of its retail locations in North America, Europe, and certain countries in Asia Pacific. The stores in Mainland China reopened during the first quarter of fiscal 2020, and stores in other markets began reopening in accordance with local government and public health authority guidelines during the second quarter of fiscal 2020. The Company's stores are operating with restrictive measures in place such as reduced operating hours and limited occupancy levels. As of August 2, 2020, 492 of its company-operated stores were open. The Company's distribution centers in Columbus, Ohio and Sumner, Washington were temporarily closed for one and two weeks, respectively, during the first quarter of fiscal 2020 due to COVID-19.
In response to COVID-19, various government programs have been announced to provide financial relief for affected businesses. The most significant relief measures which the Company qualifies for are the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the United States, and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. During the first two quarters of fiscal 2020, the Company recognized payroll subsidies totaling $35.5 million under these wage subsidy programs and similar plans in other jurisdictions. These subsidies were recorded as a reduction in the associated wage costs which the Company incurred, and were recognized in selling, general and administrative expenses.
The Company also qualifies for and has deferred certain corporate income tax payments and employer payroll tax payments. The most significant is the deferral of $127.5 million of Canadian corporate income tax payments which would otherwise have been paid during the first and second quarters of fiscal 2020 to the third quarter of fiscal 2020.
The Financial Accounting Standards Board ("FASB") staff issued guidance in April 2020 in relation to accounting for lease concessions made in connection with the effects of COVID-19. In accordance with this guidance, the Company has elected to treat COVID-19-related lease concessions as variable lease payments. The Company is actively negotiating commercially reasonable lease concessions. No significant lease concessions were recognized in the first two quarters of fiscal 2020.
Temporary store closures as a result of COVID-19 and associated reduction in operating income during the first two quarters of fiscal 2020 are considered to be an indicator of impairment and the Company performed an assessment of recoverability for the long-lived assets and right-of-use assets associated with closed retail locations. In the first quarter of fiscal 2020, the Company recognized an insignificant impairment charge as a result of this analysis.
Revenue is presented net of an allowance for expected returns, which is estimated based on historic return rates, trends, considering shifts towards increased online shopping by guests, and future expectations. In light of the store closures, the

Company has extended its return policy. The increase in the sales return allowance reflects the higher proportion of direct to consumer net revenue and anticipated delays in returns as a result of reduced capacity at retail location and closures.
The COVID-19 pandemic has materially impacted the Company's operations. The extent to which COVID-19 continues to impact the Company's operations, and in turn, its operating results and financial position will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. Continued proliferation of the virus, or resurgence, may result in further or prolonged closures of its retail locations and distribution centers, reduce operating hours, interrupt the Company's supply chain, cause changes in guest behavior, and reduce discretionary spending. Such factors could result in the impairment of long-lived assets and right-of-use assets and the need for an increased provision against the carrying value of the Company's inventories.
Basis of presentation
The unaudited interim consolidated financial statements as of August 2, 2020 and for the quarters and two quarters ended August 2, 2020 and August 4, 2019 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 2, 2020 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended February 2, 2020, which are included in Item 8 in the Company's fiscal 2019 Annual Report on Form 10-K filed with the SEC on March 26, 2020. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2019 Annual Report on Form 10-K. Changes in the significant accounting policies of the Company compared to those described in the Company's fiscal 2019 Annual Report on Form 10-K as a result of the acquisition of MIRROR are described below, and Note 2 sets out the impact of recent accounting pronouncements.
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
Accounting policies related to the acquisition of MIRROR
Business combinations
The purchase price of an acquisition is measured as the aggregate of the fair value of the consideration transferred including the acquisition-date fair value of the Company's previously held equity interests. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess recorded as goodwill. These fair value determinations require judgment and may involve the use of significant estimates and assumptions. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Transaction costs associated with the acquisition are expensed as incurred.
Goodwill and intangible assets
Acquired finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, and are reviewed for impairment when events or circumstances indicate that the asset group to which the intangible assets belong might be impaired. The Company revises the estimated remaining useful life of these assets when events or changes in circumstances warrant a revision. If the Company revises the useful life, the unamortized balance is amortized over the remaining useful life on a prospective basis.
Goodwill represents the excess of the aggregate of the consideration transferred over the net assets acquired and liabilities assumed and is tested annually for impairment, or more frequently if there are indicators of impairment.

Revenue recognition and cost of goods sold
MIRROR generates net revenue from the sale of in-home fitness equipment and associated content subscriptions. Certain in-home fitness contracts contain multiple performance obligations, including hardware and a subscription service commitment. For customer contracts that contain multiple performance obligations the Company accounts for individual performance obligations if they are distinct. The transaction price is allocated to each performance obligation based on its standalone selling price.
The cost of digital content subscription services, including the costs of content creation, studio overhead, and related production departments is recorded in costs of goods sold.
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
NOTE 3. ACQUISITION
On July 7, 2020, the Company acquired all of the outstanding shares of MIRROR, an in-home fitness company with an interactive workout platform that features live and on-demand classes. The results of operations, financial position, and cash flows of MIRROR have been included in the Company's consolidated financial statements since the date of acquisition.
The following table summarizes the fair value of the consideration transferred at the date of acquisition, as well as the calculation of goodwill based on the excess of consideration over the provisional fair value of net assets acquired. As part of the transaction, the Company assumed $30.1 million of MIRROR's outstanding debt. This included $15.1 million of external debt that was settled as part of the transaction and $15.0 million of debt previously owed by MIRROR to the Company, which represents the effective settlement of a preexisting relationship. The debt was determined to be at market terms and was recognized as a component of the consideration transferred, and no gain or loss was recorded on settlement.

July 7, 2020
(in thousands)
Fair value of consideration transferred:
Cash paid to shareholders	$428,261
Employee options attributed to pre-combination vesting	4,569
Acquired debt settled on acquisition	30,122
Fair value of existing lululemon investment	1,782
464,734
Less cash and cash equivalents acquired	(12,153)
Fair value of consideration transferred, net of cash and cash equivalents acquired	$452,581
Less net assets acquired:
Assets acquired:
Inventories	$16,734
Prepaid expenses and other current assets	3,492
Intangible assets	85,000
Other non-current assets	5,648
$110,874
Liabilities assumed:
Current liabilities	$(13,465)
Current and non-current lease liabilities	(3,246)
Net deferred income tax liability	(4,074)
$(20,785)
Net assets acquired	$90,089
Goodwill	$362,492
The purchase price allocation remains provisional as the Company is still obtaining all information necessary to finalize the fair value of acquired intangibles, deferred taxes, certain contingencies, and resulting amount of goodwill as of the date of acquisition.
Goodwill relates to benefits expected as a result of the acquisition to MIRROR's business and has been allocated to the MIRROR reporting unit within the Company's other channels. None of the goodwill is expected to be deductible for income tax purposes.
The Company assigned a fair value to and estimated useful lives for the intangible assets acquired as part of the MIRROR business combination. The fair value of the separately identifiable intangible assets, and their estimated useful lives as of the acquisition date were as follows:

	Estimated Fair Value	Estimated Useful Life
	(In thousands)
Intangible assets:
Brand	$26,500	20.0 years
Customer relationships	28,000	10.0 years
Technology	25,500	7.5 years
Content	5,000	5.0 years
	$85,000

Accounting for business combinations requires significant estimates and assumptions to derive the fair value of acquired assets and liabilities, and in the case of MIRROR, this is with specific reference to acquired intangible assets. The fair value of intangible assets was based upon widely-accepted valuation techniques, including discounted cash flows and relief from royalty and replacement cost methods, depending on the nature of the assets acquired or liabilities assumed. Inherent in each valuation technique are critical assumptions, including future revenue growth rates, gross margin, royalty rates, discount rates, and terminal value assumptions. The recognition of deferred tax assets in relation to the historic net operating losses of MIRROR relied on assumptions and estimates of the future profitability of the Company's US operations.
The Company has not disclosed pro forma information of the combined business as the transaction is not material to revenue or net earnings.
Acquisition-related expenses
In connection with the acquisition, the Company recognized certain acquisition-related expenses which are expensed as incurred. These expenses are recognized within acquisition-related expenses in the consolidated statements of operations include the following amounts:
•transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition;
•acquisition-related compensation, including the partial acceleration of vesting of certain stock options, and amounts due to selling shareholders that are contingent upon continuing employment; and
•gain recognized on the Company's existing investment in the acquiree as of the acquisition date.
The following table summarizes the acquisition-related expenses recognized during fiscal 2020:

	Quarter Ended August 2, 2020	Two Quarters Ended August 2, 2020
	(in thousands)
Acquisition-related expenses:
Transaction and integration costs	$7,201	$9,246
Gain on existing investment	(782)	(782)
Acquisition-related compensation	5,045	5,045
	$11,464	$13,509

Income tax effects of acquisition-related expenses	$(1,967)	$(1,967)
In the first two quarters of fiscal 2020, the Company recognized an expense of $2.9 million for the partial acceleration of vesting of certain stock options held by MIRROR employees, and recognized $2.1 million related to deferred consideration.
The Company will recognize a total expense of $57.1 million for deferred consideration which is due to certain continuing MIRROR employees, subject to the continued employment of those individuals through various vesting dates up to three years from the acquisition date. This acquisition-related compensation is expensed over the vesting periods as service is provided, and consists of cash payments, which are included within accrued compensation and related expenses until payments are made, and stock-based compensation awards that have been granted under the Company's 2014 Equity Incentive Plan to replace certain unvested options as of the acquisition date.

NOTE 4. GOODWILL
The Company's goodwill is assigned to its company-operated stores and other segments. The changes in the carrying amounts of goodwill were as follows:

Goodwill
(In thousands)
Balance as of February 2, 2020	$24,182
MIRROR acquisition	362,492
Effect of foreign currency translation	(81)
Balance as of August 2, 2020	$386,593
NOTE 5. INTANGIBLE ASSETS, NET
The carrying value of intangible assets, and their estimated remaining useful lives as of August 2, 2020 were as follows:

	August 2, 2020	February 2, 2020	Remaining Useful Life
	(In thousands)
Intangible assets, net:
Brand	$26,390	$—	19.9 years
Customer relationships	27,758	—	9.9 years
Technology	25,211	—	7.4 years
Content	4,917	—	4.9 years
Other	195	241	2.2 years
	$84,471	$241
NOTE 6. CREDIT FACILITIES
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
The Company is required to follow certain covenants. As of August 2, 2020, the Company was in compliance with these covenants.
The Company had no borrowings outstanding under this credit facility as of August 2, 2020 and February 2, 2020. As of August 2, 2020, the Company had letters of credit of $2.3 million outstanding.
Mainland China revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility. The terms are reviewed on an annual basis. The facility includes a revolving loan of up to 100.0 million Chinese Yuan as well as a financial bank guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. In U.S. dollars, the uncommitted and unsecured revolving credit facility is equivalent to $18.6 million, the revolving loan is equivalent of up to $14.3 million, and the financial bank guarantee facility is equivalent of up to $4.3 million. Loans are available in Chinese Yuan for a period not to exceed 12 months, and interest accrues on them at a rate equal to 105% of the applicable PBOC Benchmark Lending Rate. Guarantees have a commission equal to 1% per annum of the outstanding amount.

The Company is required to follow certain covenants. As of August 2, 2020, the Company was in compliance with these covenants. As of August 2, 2020, there were no borrowings outstanding under this credit facility.
364-Day revolving credit facility
On June 29, 2020, the Company entered into a 364-day credit agreement providing for a $300.0 million committed and unsecured revolving credit facility. The credit agreement matures on June 28, 2021. Bank of America, N.A., is administrative agent and swing line lender. Borrowings under the credit facility may be prepaid and commitments may be reduced or terminated without premium or penalty (other than customary breakage costs).
Borrowings made under the credit facility bear interest at a rate per annum equal to, at the Company's option, either (1) a rate based on the rates applicable for deposits on the interbank market for U.S. Dollars or the applicable currency in which the borrowings are made (“LIBOR”) or (2) an alternate base rate, plus, in each case, an applicable margin. The applicable margin is determined by reference to a pricing grid, based on the ratio of indebtedness to earnings before interest, tax depreciation, amortization, and rent (“EBITDAR”) and ranges between 1.50%-2.25% for LIBOR loans and 0.50%-1.25% for alternate base rate or Canadian prime rate loans. Additionally, a commitment fee of between 0.25%-0.55%, also determined by reference to the pricing grid, is payable on the average daily unused amounts under the credit facility.
The credit agreement contains negative covenants that, among other things and subject to certain exceptions, limit the ability of the Company's subsidiaries to incur indebtedness, incur liens, undergo fundamental changes, make dispositions of all or substantially all of their assets, alter their businesses and enter into agreements limiting subsidiary dividends and distributions.
The Company is also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and the Company is not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of August 2, 2020, the Company was in compliance with the covenants. As of August 2, 2020, there were no borrowings outstanding under this credit facility.
NOTE 7. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $24.9 million and $23.5 million for the two quarters ended August 2, 2020 and August 4, 2019, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $95.5 million at August 2, 2020, which is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the balances of the Company's stock-based compensation plans as of August 2, 2020, and changes during the first two quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance at February 2, 2020	776	$113.41	238	$103.52	7	$175.82	333	$108.44	29	$239.39
Granted	233	177.71	136	115.73	4	296.36	119	197.45	—	—
Exercised/released	145	85.80	171	63.03	7	175.82	165	86.93	—	—
Forfeited/expired	26	158.45	7	158.76	—	—	9	156.80	—	—
Balance at August 2, 2020	838	$134.68	196	$145.13	4	$296.36	278	$157.64	29	$325.59
Exercisable at August 2, 2020	175	$100.92
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first two quarters of fiscal 2020:

Two Quarters Ended August 2, 2020
Expected term	3.61 years
Expected volatility	40.03%
Risk-free interest rate	0.32%
Dividend yield	—%
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the quarter ended August 2, 2020, there were 14.9 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $4.5 million and $4.3 million in the first two quarters of fiscal 2020 and fiscal 2019, respectively.
NOTE 8. FAIR VALUE MEASUREMENT
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:
•Level 1 - defined as observable inputs such as quoted prices in active markets;
•Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of August 2, 2020 and February 2, 2020, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	August 2, 2020	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$179,151	$179,151	$—	$—	Cash and cash equivalents
Term deposits	70,136	—	70,136	—	Cash and cash equivalents
Forward currency contract assets	6,513	—	6,513	—	Prepaid expenses and other current assets
Forward currency contract liabilities	6,559	—	6,559	—	Other current liabilities

	February 2, 2020	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$610,800	$610,800	$—	$—	Cash and cash equivalents
Term deposits	203,360	—	203,360	—	Cash and cash equivalents
Forward currency contract assets	1,735	—	1,735	—	Prepaid expenses and other current assets
Forward currency contract liabilities	1,920	—	1,920	—	Other current liabilities
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

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. Hedge effectiveness is measured using a method based on changes in forward exchange rates. The Company recorded no ineffectiveness from net investment hedges during the first two quarters of fiscal 2020.
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
During the first two quarters of fiscal 2020, the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of August 2, 2020, there were derivative assets of $6.5 million and derivative liabilities of $6.6 million subject to enforceable netting arrangements.

The notional amounts and fair values of forward currency contracts were as follows:

	August 2, 2020			February 2, 2020
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$721,000	$—	$5,870	$417,000	$1,583	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	726,000	6,513	689	460,000	152	1,920
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$6,513	$6,559		$1,735	$1,920
The forward currency contracts designated as net investment hedges outstanding as of August 2, 2020 mature on different dates between August 2020 and February 2021.
The forward currency contracts not designated in a hedging relationship outstanding as of August 2, 2020 mature on different dates between August 2020 and January 2021.
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Quarter Ended		Two Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$(24,728)	$(4,822)	$3,528	$1,941
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Quarter Ended		Two Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$(23,867)	$(4,452)	$3,874	$1,245
Derivatives not designated in a hedging relationship	21,574	5,121	(5,946)	(1,510)
Net foreign exchange and derivative gains (losses)	$(2,293)	$669	$(2,072)	$(265)
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

NOTE 10. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended		Two Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands, except per share amounts)
Net income	$86,801	$124,990	$115,433	$221,593
Basic weighted-average number of shares outstanding	130,245	130,285	130,248	130,489
Assumed conversion of dilutive stock options and awards	554	498	554	571
Diluted weighted-average number of shares outstanding	130,799	130,783	130,802	131,060
Basic earnings per share	$0.67	$0.96	$0.89	$1.70
Diluted earnings per share	$0.66	$0.96	$0.88	$1.69
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the two quarters ended August 2, 2020 and August 4, 2019, 58.2 thousand and 75.1 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On January 31, 2019, the Company's board of directors approved a stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. As of March 31, 2020, the Company temporarily paused its share repurchase program. As of August 2, 2020, the remaining aggregate value of shares available to be repurchased under this program was $263.6 million.
During the two quarters ended August 2, 2020 and August 4, 2019, 0.4 million and 1.0 million shares, respectively, were repurchased under the program at a total cost of $63.7 million and $165.1 million, respectively.
Subsequent to August 2, 2020, and up to September 1, 2020, no shares were repurchased.
NOTE 11. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain consolidated balance sheet accounts is as follows:

	August 2, 2020	February 2, 2020
	(In thousands)
Inventories:
Finished goods	$700,034	$540,580
Provision to reduce inventories to net realizable value	(27,261)	(22,067)
	$672,773	$518,513

	August 2, 2020	February 2, 2020
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$70,753	$64,568
Forward currency contract assets	6,513	1,735
Government payroll subsidy receivables	32,700	—
Other current assets	10,077	4,239
	$120,043	$70,542
Property and equipment, net:
Land	$70,843	$71,829
Buildings	29,910	30,187
Leasehold improvements	535,033	489,202
Furniture and fixtures	111,565	109,533
Computer hardware	102,263	95,399
Computer software	368,195	336,768
Equipment and vehicles	15,137	19,521
Work in progress	58,429	40,930
Property and equipment, gross	1,291,375	1,193,369
Accumulated depreciation	(592,861)	(521,676)
	$698,514	$671,693
Other non-current assets:
Cloud computing arrangement implementation costs	$45,999	$24,648
Security deposits	21,858	19,901
Other	9,441	11,652
	$77,298	$56,201
Other accrued liabilities
Accrued duty, freight, and other operating expenses	$93,658	$59,403
Sales return allowances	30,093	12,897
Sales tax collected	19,301	17,370
Accrued capital expenditures	13,624	5,457
Forward currency contract liabilities	6,559	1,920
Accrued rent	6,117	8,356
Other	8,084	7,238
	$177,436	$112,641

NOTE 12. SEGMENTED INFORMATION AND DISAGGREGATED NET REVENUE
The Company applies ASC Topic 280, Segment Reporting ("ASC 280"), in determining reportable segments for its financial statement disclosure. The Company reports segments based on the financial information it uses in managing its business. The Company's reportable segments are comprised of company-operated stores and direct to consumer. Direct to consumer represents sales from the Company's e-commerce websites and mobile apps. Other net revenue includes revenue from outlets, temporary locations, sales to wholesale accounts, license and supply arrangements, and the sale of in-home fitness equipment and associated content subscriptions. During the first quarter of fiscal 2020, the Company reviewed its segment and general corporate expenses and determined certain costs that are more appropriately classified in different categories. Accordingly, comparative figures have been reclassified to conform to the financial presentation adopted for the current year.

	Quarter Ended		Two Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands)
Net revenue:
Company-operated stores	$287,201	$583,756	$547,171	$1,090,178
Direct to consumer	554,302	217,636	906,341	427,480
Other	61,439	81,960	101,392	148,009
	$902,942	$883,352	$1,554,904	$1,665,667
Segmented income (loss) from operations:
Company-operated stores	$(5,293)	$154,316	$(35,447)	$275,227
Direct to consumer	237,595	86,618	394,542	165,955
Other	2,587	16,418	2,318	29,041
	234,889	257,352	361,413	470,223
General corporate expense	98,292	89,370	190,020	173,429
Amortization of intangible assets	724	—	724	—
Acquisition-related expenses	11,464	—	13,509	—
Income from operations	124,409	167,982	157,160	296,794
Other income (expense), net	(344)	1,850	830	4,229
Income before income tax expense	$124,065	$169,832	$157,990	$301,023

Capital expenditures:
Company-operated stores	$27,316	$42,026	$61,135	$80,736
Direct to consumer	9,781	7,584	12,079	13,810
Corporate and other	15,525	17,720	31,509	41,218
	$52,622	$67,330	$104,723	$135,764
Depreciation and amortization:
Company-operated stores	$21,963	$23,712	$47,591	$44,772
Direct to consumer	2,928	2,970	5,612	5,432
Corporate and other	15,753	10,917	30,973	20,218
	$40,644	$37,599	$84,176	$70,422

The following table disaggregates the Company's net revenue by geographic area.

	Quarter Ended		Two Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands)
United States	$595,918	$621,843	$1,055,270	$1,175,490
Canada	147,658	145,605	247,155	269,250
Outside of North America	159,366	115,904	252,479	220,927
	$902,942	$883,352	$1,554,904	$1,665,667
The following table disaggregates the Company's net revenue by category.

	Quarter Ended		Two Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands)
Women's product	$649,310	$616,197	$1,129,623	$1,179,180
Men's product	191,019	212,727	320,148	382,946
Other categories	62,613	54,428	105,133	103,541
	$902,942	$883,352	$1,554,904	$1,665,667
NOTE 13. LEGAL PROCEEDINGS AND OTHER CONTINGENCIES
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
On April 9, 2020, Aliign Activation Wear, LLC filed a lawsuit in the United States District Court for the Central District of California alleging federal trademark infringement, false designation of origin and unfair competition. The plaintiff is seeking injunctive relief, monetary damages and declaratory relief. The Company intends to vigorously defend this matter.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements contained in this Form 10-Q and any documents incorporated herein by reference constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, the impact of the COVID-19 pandemic on our business and results of operations, expectations related to our acquisition of MIRROR, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "predicts," "potential" or the negative of these terms or other comparable terminology.

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
During the second quarter of fiscal 2020, we acquired Curiouser Products Inc., dba MIRROR, for a purchase price of approximately $500.0 million, of which approximately $57.1 million is due to certain continuing employees subject to their continued employment through various vesting dates up to three years after the closing date of the transaction. MIRROR is a leading in-home fitness company with an interactive workout platform that features live and on-demand classes. The acquisition of MIRROR will bolster our digital sweatlife offerings and bring immersive and personalized in-home sweat, and mindfulness solutions to new and existing lululemon guests.
COVID-19 Pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. The spread of COVID-19 has caused public health officials to impose restrictions and to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and lifestyle centers.
We have taken actions to temporarily close retail locations and to reduce operating hours, and we continue to monitor the situation and work closely with local authorities to prioritize the safety of our people and guests. In February 2020, we temporarily closed all of our retail locations in Mainland China. In March 2020, we temporarily closed all of our retail locations in North America, Europe, and certain countries in Asia Pacific. The stores in Mainland China reopened during the first quarter of fiscal 2020, and stores in other markets began reopening in accordance with local government and public health authority guidelines during the second quarter of fiscal 2020. As of August 2, 2020, 492 of our company-operated stores were open. Our distribution centers in Columbus, Ohio and Sumner, Washington were temporarily closed for one and two weeks, respectively, during the first quarter of fiscal 2020 due to COVID-19. As of August 2, 2020, all of our distribution centers were open.

Our retail locations and distribution centers are operating with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels. This pandemic has also impacted the operations of our third party logistics providers and our manufacturing and supply partners, including through the closure or reduced capacity of facilities, and operational changes to accommodate physical distancing. As the pandemic continues, we may face further disruptions or increased operational and logistics costs throughout our supply chain.
There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our store operations, the demand for our products, and on our supply chain. It had a material adverse impact on our results of operations for the first two quarters of fiscal 2020, and we expect it to continue to impact our results of operations, financial position, and liquidity. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.
We remain confident in the long-term growth opportunities and our Power of Three growth plan and believe that we have sufficient cash and cash equivalents, and available capacity under our revolving credit facilities, to meet our liquidity needs. As of August 2, 2020, we had cash and cash equivalents of $523.0 million and the capacity under our committed revolving credit facilities was $697.7 million.
Financial Highlights
For the second quarter of fiscal 2020, compared to the second quarter of fiscal 2019:
•Net revenue increased 2% to $902.9 million. On a constant dollar basis, net revenue increased 3%.
•Company-operated stores net revenue decreased 51% to $287.2 million.
•Direct to consumer net revenue increased 155% to $554.3 million, or increased 157% on a constant dollar basis. We held an online warehouse sale during the second quarter of fiscal 2020 which generated net revenue of $43.3 million.
•Gross profit increased 1% to $489.5 million.
•Gross margin decreased 80 basis points to 54.2%.
•Acquisition-related expenses of $11.5 million were recognized.
•Income from operations decreased 26% to $124.4 million.
•Operating margin decreased 520 basis points to 13.8%.
•Income tax expense decreased 17% to $37.3 million. Our effective tax rate for the second quarter of fiscal 2020 was 30.0% compared to 26.4% for the second quarter of fiscal 2019.
•Diluted earnings per share were $0.66 compared to $0.96 in the second quarter of fiscal 2019. This includes $9.5 million of after-tax costs related to the MIRROR acquisition, which reduced diluted earnings per share by $0.08 for the second quarter of fiscal 2020.
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
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue and direct to consumer net revenue and the most directly comparable measures calculated in accordance with GAAP.

Results of Operations
Second Quarter Results
The following table summarizes key components of our results of operations for the quarters ended August 2, 2020 and August 4, 2019. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands)		(Percentages)
Net revenue	$902,942	$883,352	100.0%	100.0%
Cost of goods sold	413,441	397,556	45.8	45.0
Gross profit	489,501	485,796	54.2	55.0
Selling, general and administrative expenses	352,904	317,814	39.1	36.0
Amortization of intangible assets	724	—	0.1	—
Acquisition-related expenses	11,464	—	1.3	—
Income from operations	124,409	167,982	13.8	19.0
Other income (expense), net	(344)	1,850	—	0.2
Income before income tax expense	124,065	169,832	13.7	19.2
Income tax expense	37,264	44,842	4.1	5.1
Net income	$86,801	$124,990	9.6%	14.1%
Net Revenue
Net revenue increased $19.6 million, or 2%, to $902.9 million for the second quarter of fiscal 2020 from $883.4 million for the second quarter of fiscal 2019. On a constant dollar basis, assuming the average exchange rates for the second quarter of fiscal 2020 remained constant with the average exchange rates for the second quarter of fiscal 2019, net revenue increased $26.6 million, or 3%.
The increase in net revenue was primarily due to increased direct to consumer net revenue. This was partially offset by a decrease in company-operated store revenue, as well as a decrease in net revenue from our other channels driven by temporary retail location closures as well as reduced operating hours and limited guest occupancy levels as a result of COVID-19.
Net revenue on a segment basis for the quarters ended August 2, 2020 and August 4, 2019 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands)		(Percentages)
Company-operated stores	$287,201	$583,756	31.8%	66.1%
Direct to consumer	554,302	217,636	61.4	24.6
Other	61,439	81,960	6.8	9.3
Net revenue	$902,942	$883,352	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment decreased $296.6 million, or 51%, to $287.2 million in the second quarter of fiscal 2020 from $583.8 million in the second quarter of fiscal 2019. The decrease in net revenue from our company-operated stores segment was primarily due to the impact of COVID-19, including temporary store closures, reduced operating hours, and occupancy restrictions.
Direct to Consumer. Net revenue from our direct to consumer segment increased $336.7 million, or 155%, to $554.3 million in the second quarter of fiscal 2020 from $217.6 million in the second quarter of fiscal 2019. Direct to consumer net revenue increased 157% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased website traffic and improved conversion rates. This was partially offset by a decrease in dollar value per transaction. The shift in the way guests are shopping continued in the second quarter of fiscal 2020 as a result of COVID-19, with more guests shopping online instead of in-store. During the second quarter of fiscal 2020, we held an online warehouse sale in the United States and Canada which generated net revenue of $43.3 million. We did not hold any warehouse sales during the second quarter of fiscal 2019.

Other. Net revenue from our other segment decreased $20.5 million, or 25%, to $61.4 million in the second quarter of fiscal 2020 from $82.0 million in the second quarter of fiscal 2019. This decrease was primarily the result of COVID-19, including temporary location closures, reduced operating hours, and occupancy restrictions.
Gross Profit
Gross profit increased $3.7 million, or less than 1%, to $489.5 million for the second quarter of fiscal 2020 from $485.8 million for the second quarter of fiscal 2019.
Gross profit as a percentage of net revenue, or gross margin, decreased 80 basis points to 54.2% in the second quarter of fiscal 2020 from 55.0% in the second quarter of fiscal 2019. The decrease in gross margin was primarily the result of:
•an increase in costs as a percentage of revenue related to our distribution centers of 130 basis points; and
•an unfavorable impact of foreign exchange rates of 20 basis points.
This was partially offset by a decrease in costs related to our product departments as a percentage of revenue of 40 basis points, and a decrease in depreciation and occupancy costs as a percentage of revenue of 30 basis points. Product margin was consistent with the second quarter of fiscal 2019 primarily due to lower product costs and product mix, offset by higher markdowns.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $35.1 million, or 11%, to $352.9 million in the second quarter of fiscal 2020 from $317.8 million in the second quarter of fiscal 2019. The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $38.7 million, comprised of:
–an increase in variable costs of $36.9 million primarily due to an increase in distribution costs as a result of increased direct to consumer net revenue;
–an increase in other costs of $19.2 million primarily due to increased digital marketing expenses; and
–a decrease in employee costs of $17.4 million primarily due to lower incentive compensation expenses in our company-operated store and other channels;
•an increase in head office costs of $14.3 million, comprised of:
–an increase of $15.8 million primarily due to increases in information technology costs, professional fees, and depreciation; and
–a decrease in employee costs of $1.5 million primarily due to decreased travel and decreased incentive compensation expense, partially offset by increased salaries and wages expense as a result of headcount growth, and stock-based compensation expense; and
• an increase in net foreign exchange and derivative revaluation losses of $3.0 million.
The increase in selling, general and administrative expenses was partially offset by $20.9 million of government payroll subsidies which were recognized during the second quarter of fiscal 2020.
As a percentage of net revenue, selling, general and administrative expenses increased 310 basis points, to 39.1% in the second quarter of fiscal 2020 from 36.0% in the second quarter of fiscal 2019.
Amortization of intangible assets
Amortization of intangible assets was $0.7 million in the second quarter of fiscal 2020. This was primarily the result of the recognition of intangible assets of $85.0 million in the second quarter of fiscal 2020 as a result of our acquisition of MIRROR. We did not recognize an expense for the amortization of intangible assets in the second quarter of fiscal 2019.
Acquisition-related expenses
As a result of our acquisition of MIRROR in the second quarter of fiscal 2020, we recognized acquisition-related expenses of $11.5 million in the second quarter of fiscal 2020. This included transaction and integration related costs of $7.2 million for advisory and professional services, and integration costs subsequent to the acquisition. This also included acquisition-related compensation of $5.0 million for the partial acceleration of vesting of certain options and deferred consideration due to certain continuing MIRROR employees. Acquisition-related expenses were partially offset by a $0.8 million gain recognized on our existing investment. We did not have acquisition-related expenses in the second quarter of fiscal 2019. Please refer to Note 3 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information.
Income from Operations
Income from operations decreased $43.6 million, or 26%, to $124.4 million in the second quarter of fiscal 2020 from $168.0 million in the second quarter of fiscal 2019. Operating margin decreased 520 basis points to 13.8% compared to 19.0% in the second quarter of fiscal 2019.
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
Segmented income (loss) from operations for the quarters ended August 2, 2020 and August 4, 2019 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands)		(Percentage of segment revenue)
Segmented income (loss) from operations:
Company-operated stores	$(5,293)	$154,316	(1.8)%	26.4%
Direct to consumer	237,595	86,618	42.9	39.8
Other	2,587	16,418	4.2	20.0
	234,889	257,352
General corporate expense	98,292	89,370
Amortization of intangible assets	724	—
Acquisition-related expenses	11,464	—
Income from operations	$124,409	$167,982
Company-Operated Stores. Income from operations from our company-operated stores segment decreased $159.6 million, or 103%, to a loss of $5.3 million for the second quarter of fiscal 2020 from income of $154.3 million for the second quarter of fiscal 2019. The decrease was primarily the result of decreased gross profit of $209.3 million which was primarily due to lower net revenue as a result of the impact of COVID-19 restrictions, and lower gross margin, which was primarily due to deleverage on occupancy and depreciation costs as a result of lower net revenue. This was partially offset by a decrease in selling, general and administrative expenses, primarily due to decreased store operating expenses including lower incentive compensation, credit card fees, packaging costs, and distribution costs primarily as a result of lower net revenue, and due to the recognition of government payroll subsidies and lower community costs. Income from operations as a percentage of company-operated stores net revenue decreased primarily due to lower gross margin and deleverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $151.0 million, or 174%, to $237.6 million for the second quarter of fiscal 2020 from $86.6 million for the second quarter of fiscal 2019. The increase was primarily the result of increased gross profit of $222.2 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging as a result of higher net revenue, as well as higher digital marketing expenses. Income from operations as a percentage of direct to consumer net revenue increased 310 basis points primarily due to leverage on selling, general and administrative expenses and higher gross margin.
Other. Income from operations from our other channels decreased $13.8 million, or 84%, to $2.6 million for the second quarter of fiscal 2020 from $16.4 million for the second quarter of fiscal 2019. The decrease was primarily the result of decreased gross profit of $9.2 million which was primarily due to decreased net revenue. This was partially offset by an increase in selling, general and administrative expenses primarily due to an increase in marketing costs, partially offset by decreased operating expenses including lower incentive compensation, credit card fees, packaging costs, and distribution costs primarily as a result of lower net revenue. Income from operations as a percentage of other net revenue decreased primarily due to deleverage on selling, general and administrative expenses.

General Corporate Expense. General corporate expense increased $8.9 million, or 10%, to $98.3 million for the second quarter of fiscal 2020 from $89.4 million for the second quarter of fiscal 2019. This increase was primarily due to increases in depreciation, information technology costs, and professional fees, and an increase in net foreign exchange and derivative revaluation losses of $3.0 million. The increase in general corporate expense was partially offset by a decrease in incentive compensation and the recognition of government payroll subsidies.
Other Income (Expense), Net
Other income, net decreased $2.2 million, or 119%, to an expense of $0.3 million for the second quarter of fiscal 2020 from income of $1.9 million for the second quarter of fiscal 2019. The decrease was primarily due to a decrease in net interest income.
Income Tax Expense
Income tax expense decreased $7.6 million, or 17%, to $37.3 million for the second quarter of fiscal 2020 from $44.8 million for the second quarter of fiscal 2019. The effective tax rate for the second quarter of fiscal 2020 was 30.0% compared to 26.4% for the second quarter of fiscal 2019.
The increase in the effective tax rate was due to certain non-deductible expenses related to the MIRROR acquisition which increased the effective tax rate by 110 basis points, and due to new regulations which resulted in additional foreign tax credits being recognized in the second quarter of fiscal 2019.
Net Income
Net income decreased $38.2 million, or 31%, to $86.8 million for the second quarter of fiscal 2020 from $125.0 million for the second quarter of fiscal 2019. This was primarily due to an increase in selling, general and administrative expenses of $35.1 million, acquisition-related expenses of $11.5 million, amortization of intangible assets of $0.7 million, and a decrease in other income (expense), net of $2.2 million, partially offset by an increase in gross profit of $3.7 million, and a decrease in income tax expense of $7.6 million.
First Two Quarters Results
The following table summarizes key components of our results of operations for the first two quarters ended August 2, 2020 and August 4, 2019. The percentages are presented as a percentage of net revenue.

	Two Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands)		(Percentages)
Net revenue	$1,554,904	$1,665,667	100.0%	100.0%
Cost of goods sold	731,001	758,151	47.0	45.5
Gross profit	823,903	907,516	53.0	54.5
Selling, general and administrative expenses	652,510	610,722	42.0	36.7
Amortization of intangible assets	724	—	—	—
Acquisition-related expenses	13,509	—	0.9	—
Income from operations	157,160	296,794	10.1	17.8
Other income (expense), net	830	4,229	0.1	0.3
Income before income tax expense	157,990	301,023	10.2	18.1
Income tax expense	42,557	79,430	2.7	4.8
Net income	$115,433	$221,593	7.4%	13.3%
Net Revenue
Net revenue decreased $110.8 million, or 7%, to $1.555 billion for the first two quarters of fiscal 2020 from $1.666 billion for the first two quarters of fiscal 2019. On a constant dollar basis, assuming the average exchange rates for the first two quarters of fiscal 2020 remained constant with the average exchange rates for the first two quarters of fiscal 2019, net revenue decreased $96.1 million, or 6%.
The decrease in net revenue was primarily due to a decrease in company-operated store net revenue as well as a decrease in net revenue from our other locations driven by temporary retail location closures as well as reduced operating hours and limited guest occupancy levels as a result of COVID-19. This was partially offset by an increase in direct to consumer net revenue.
Net revenue on a segment basis for the first two quarters ended August 2, 2020 and August 4, 2019 is summarized below. The percentages are presented as a percentage of total net revenue.

	Two Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands)		(Percentages)
Company-operated stores	$547,171	$1,090,178	35.2%	65.4%
Direct to consumer	906,341	427,480	58.3	25.7
Other	101,392	148,009	6.5	8.9
Net revenue	$1,554,904	$1,665,667	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment decreased $543.0 million, or 50%, to $547.2 million in the first two quarters of fiscal 2020 from $1.090 billion in the first two quarters of fiscal 2019. The decrease in net revenue from our company-operated stores segment was primarily due to the impact of COVID-19. All of our stores in North America, Europe, and certain countries in Asia Pacific were temporarily closed for a significant portion of the first two quarters of fiscal 2020. Since re-opening our company-operated store net revenues have been impacted by COVID-19 restrictions including reduced operating hours and occupancy limits.
Direct to Consumer. Net revenue from our direct to consumer segment increased $478.9 million, or 112%, to $906.3 million in the first two quarters of fiscal 2020 from $427.5 million in the first two quarters of fiscal 2019. Direct to consumer net revenue increased 114% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased website traffic and improved conversion rates. This was partially offset by a decrease in dollar value per transaction. There was a shift in the way guests shopped in the first two quarters of fiscal 2020 as a result of COVID-19, with more guests shopping online instead of in-store. During the second quarter of fiscal 2020, we held an online warehouse sale in the United States and Canada which generated net revenue of $43.3 million. We did not hold any warehouse sales during the first two quarters of fiscal 2019.
Other. Net revenue from our other segment decreased $46.6 million, or 31%, to $101.4 million in the first two quarters of fiscal 2020 from $148.0 million in the first two quarters of fiscal 2019. This decrease was primarily the result of COVID-19, including temporary location closures, reduced operating hours, and occupancy restrictions.
Gross Profit
Gross profit decreased $83.6 million, or 9%, to $823.9 million for the first two quarters of fiscal 2020 from $907.5 million for the first two quarters of fiscal 2019.
Gross profit as a percentage of net revenue, or gross margin, decreased 150 basis points, to 53.0% in the first two quarters of fiscal 2020 from 54.5% in the first two quarters of fiscal 2019. The decrease in gross margin was primarily the result of:
•an increase in occupancy and depreciation costs as a percentage of revenue of 120 basis points;
•an increase in costs as a percentage of revenue related to our distribution centers of 110 basis points; and
•an unfavorable impact of foreign exchange rates of 20 basis points.
This was partially offset by an increase in product margin of 80 basis points primarily due to lower product costs, and a favorable mix of higher margin product, partially offset by higher markdowns, and a decrease in costs related to our product departments as a percentage of revenue of 20 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $41.8 million, or 7%, to $652.5 million in the first two quarters of fiscal 2020 from $610.7 million in the first two quarters of fiscal 2019. The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $55.2 million, comprised of:
–an increase in variable costs of $47.3 million primarily due to an increase in distribution costs as a result of increased direct to consumer net revenue;

–an increase in other costs of $30.6 million primarily due to increased digital marketing expenses; and
–a decrease in employee costs of $22.7 million primarily due to lower incentive compensation expenses in our company-operated store and other channels;
•an increase in head office costs of $20.0 million, comprised of:
–an increase of $32.1 million primarily due to increases in information technology costs, depreciation, and brand and community costs; and
–a decrease in employee costs of $12.1 million primarily due to decreased incentive compensation expense and decreased travel, partially offset by increased salaries and wages expense as a result of headcount growth; and
• an increase in net foreign exchange and derivative revaluation losses of $1.8 million.
The increase in selling, general and administrative expenses was partially offset by $35.2 million of government payroll subsidies which were recognized during the first two quarters of fiscal 2020.
As a percentage of net revenue, selling, general and administrative expenses increased 530 basis points, to 42.0% in the first two quarters of fiscal 2020 from 36.7% in the first two quarters of fiscal 2019.
Amortization of intangible assets
Amortization of intangible assets was $0.7 million in the first two quarters of fiscal 2020. This was primarily the result of the recognition of intangible assets of $85.0 million in the second quarter of fiscal 2020 as a result of our acquisition of MIRROR. We did not recognize an expense for the amortization intangible assets in the first two quarters of fiscal 2019.
Acquisition-related expenses
As a result of our acquisition of MIRROR in the second quarter of fiscal 2020, we recognized acquisition-related expenses of $13.5 million in the first two quarters of fiscal 2020. This included transaction and integration related costs of $9.2 million for advisory and professional services, and integration costs subsequent to the acquisition. This also included acquisition-related compensation of $5.0 million for the partial acceleration of vesting of certain options and deferred consideration to certain continuing MIRROR employees. Acquisition-related expenses were partially offset by a $0.8 million gain recognized on our existing investment. We did not have acquisition-related expenses in the first two quarters of fiscal 2019. Please refer to Note 3 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information.
Income from Operations
Income from operations decreased $139.6 million, or 47%, to $157.2 million in the first two quarters of fiscal 2020 from $296.8 million in the first two quarters of fiscal 2019. Operating margin decreased 770 basis points to 10.1% compared to 17.8% in the first two quarters of fiscal 2019.
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

Segmented income (loss) from operations for the first two quarters ended August 2, 2020 and August 4, 2019 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Two Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
	(In thousands)		(Percentage of segment revenue)
Segmented income (loss) from operations:
Company-operated stores	$(35,447)	$275,227	(6.5)%	25.2%
Direct to consumer	394,542	165,955	43.5	38.8
Other	2,318	29,041	2.3	19.6
	361,413	470,223
General corporate expense	190,020	173,429
Amortization of intangible assets	724	—
Acquisition-related expenses	13,509	—
Income from operations	$157,160	$296,794
Company-Operated Stores. Income from operations from our company-operated stores segment decrease $310.7 million, or 113%, to a loss of $35.4 million for the first two quarters of fiscal 2020 from income of $275.2 million for the first two quarters of fiscal 2019. The decrease was primarily the result of decreased gross profit of $386.8 million which was primarily due to lower net revenue as a result of the impact of COVID-19 restrictions, and lower gross margin, which was primarily due to deleverage on occupancy and depreciation costs as a result of lower net revenue. This was partially offset by a decrease in selling, general and administrative expenses, primarily due to decreased store operating expenses including lower incentive compensation, credit card fees, packaging costs, and distribution costs primarily as a result of lower net revenue, as well as decreases in security and repairs and maintenance costs, and due to the recognition of government payroll subsidies. Income from operations as a percentage of company-operated stores net revenue decreased, primarily due to lower gross margin and deleverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $228.6 million, or 138%, to $394.5 million for the first two quarters of fiscal 2020 from $166.0 million for the first two quarters of fiscal 2019. The increase was primarily the result of increased gross profit of $325.3 million which was primarily due to increased net revenue and higher gross margin. This was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs and credit card fees as a result of higher net revenue, as well as higher digital marketing expenses and employee costs. Income from operations as a percentage of direct to consumer net revenue increased 470 basis points, primarily due to leverage on selling, general and administrative expenses and higher gross margin.
Other. Income from operations from our other channels decreased $26.7 million, or 92%, to $2.3 million for the first two quarters of fiscal 2020 from $29.0 million for the first two quarters of fiscal 2019. The decrease was primarily the result of decreased gross profit of $22.2 million which was primarily due to decreased net revenue, and an increase in selling, general and administrative expenses primarily due to an increase in marketing costs, partially offset by decreased operating expenses including lower incentive compensation, credit card fees, and packaging costs primarily as a result of lower net revenue. Income from operations as a percentage of other net revenue decreased primarily due to deleverage on selling, general and administrative expenses, partially offset by an increase in gross margin.
General Corporate Expense. General corporate expense increased $16.6 million, or 10%, to $190.0 million for the first two quarters of fiscal 2020 from $173.4 million for the first two quarters of fiscal 2019. This increase was primarily due to increases in information technology costs, depreciation, professional fees, and brand and community costs, and an increase in net foreign exchange and derivative revaluation losses of $1.8 million. The increase in general corporate expense was partially offset by a decrease in incentive compensation and the recognition of government payroll subsidies.
Other Income (Expense), Net
Other income, net decreased $3.4 million, or 80%, to $0.8 million for the first two quarters of fiscal 2020 from $4.2 million for the first two quarters of fiscal 2019. The decrease was primarily due to a decrease in net interest income.
Income Tax Expense
Income tax expense decreased $36.9 million, or 46%, to $42.6 million for the first two quarters of fiscal 2020 from $79.4 million for the first two quarters of fiscal 2019. The effective tax rate for the first two quarters of fiscal 2020 was 26.9% compared to 26.4% for the first two quarters of fiscal 2019.

The increase in the effective tax rate was due to certain non-deductible expenses related to the MIRROR acquisition which increased the effective tax rate by 90 basis points and due to new regulations which resulted in additional foreign tax credits being recognized in the first two quarters of fiscal 2019. This was partially offset by an increase in tax deductions related to stock-based compensation.
Net Income
Net income decreased $106.2 million, or 48%, to $115.4 million for the first two quarters of fiscal 2020 from $221.6 million for the first two quarters of fiscal 2019. This was primarily due to a decrease in gross profit of $83.6 million, an increase in selling, general and administrative expenses of $41.8 million, acquisition-related expenses of $13.5 million, amortization of intangible assets of $0.7 million, and a decrease in other income (expense), net of $3.4 million, partially offset by a decrease in income tax expense of $36.9 million.
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
A constant dollar basis assumes the average foreign exchange rates for the period remained constant with the average foreign exchange rates for the same period of the prior year. We provide constant dollar changes in our results to help investors understand the underlying growth rate of net revenue excluding the impact of changes in foreign exchange rates.
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

	Quarter Ended August 2, 2020
	Net Revenue		Direct to Consumer Net Revenue
	(In thousands)	(Percentages)	(Percentages)
Change	$19,590	2%	155%
Adjustments due to foreign exchange rate changes	6,976	1	2
Change in constant dollars	$26,566	3%	157%

	Two Quarters Ended August 2, 2020
	Net Revenue		Direct to Consumer Net Revenue
	(In thousands)	(Percentages)	(Percentages)
Change	$(110,763)	(7)%	112%
Adjustments due to foreign exchange rate changes	14,650	1	2%
Change in constant dollars	$(96,113)	(6)%	114%
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
As of August 2, 2020, our working capital, excluding cash and cash equivalents, was $203.4 million, our cash and cash equivalents were $523.0 million, and our capacity under our committed revolving credit facilities was $697.7 million.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	Two Quarters Ended
	August 2, 2020	August 4, 2019
	(In thousands)
Total cash provided by (used in):
Operating activities	$60,062	$50,042
Investing activities	(545,323)	(131,969)
Financing activities	(82,157)	(170,985)
Effect of exchange rate changes on cash	(3,089)	(4,670)
Decrease in cash and cash equivalents	$(570,507)	$(257,582)

Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense, and the effect of changes in operating assets and liabilities.
Cash provided by operating activities increased $10.0 million, to $60.1 million for the first two quarters of fiscal 2020 compared to $50.0 million for the first two quarters of fiscal 2019, primarily as a result of the following:
•an increase of $110.6 million in changes in operating assets and liabilities, primarily due to the following:
–an increase of $122.8 million related to income taxes, primarily due to the deferral of Canadian income tax payments to the third quarter of fiscal 2020 as well as payments for withholding taxes on repatriated foreign earnings in the first quarter of fiscal 2019;
–an increase of $50.5 million related to other accrued liabilities, primarily due to increases in accrued duty, freight, and other operating expenses as well as an increase in the sales return allowance as a result of COVID-19 reducing in-period returns; and
–an increase of $20.2 million related to accounts payable.
The increase in changes in operating assets and liabilities was partially offset by the following:
–a decrease of $41.6 million related to accrued compensation related expenses;
–a decrease of $31.3 million related to prepaid expenses and other current and non-current assets, primarily due to government payroll subsidy receivables related to COVID-19; and
–a decrease of $12.4 million related to inventories, primarily due to lower than expected net revenue as a result of temporary store closures and other COVID-19 restrictions.
•an increase of $5.6 million from adjustments to reconcile net income to net cash provided by operating activities other than changes in operating assets and liabilities, primarily related to an increase in depreciation and amortization, partially offset by a decrease in the settlement of derivatives not designated in a hedging relationship.
The increase in cash provided by operating activities was partially offset by a decrease of $106.2 million in net income, primarily due temporary retail location closures as well as reduced operating hours and limited guest occupancy levels as a result of COVID-19.
Investing Activities
Cash flows used in investing activities relate to the acquisition of MIRROR, capital expenditures, the settlement of net investment hedges, and other investing activities. Capital expenditures primarily relate to opening new company-operated stores, remodeling or relocating certain stores, and ongoing store refurbishment. We also had capital expenditures related to information technology and business systems, related to corporate buildings, and for opening retail locations other than company-operated stores.
Cash used in investing activities increased $413.4 million to $545.3 million for the first two quarters of fiscal 2020 from $132.0 million for the first two quarters of fiscal 2019. The increase was primarily the result of the acquisition of MIRROR, partially offset by a decrease in capital expenditures for our company-operated stores.
Financing Activities
Cash flows used in financing activities consist primarily of cash used to repurchase shares of our common stock, certain cash flows related to stock-based compensation, and other financing activities.
Cash used in financing activities decreased $88.8 million to $82.2 million for the first two quarters of fiscal 2020 compared to $171.0 million for the first two quarters of fiscal 2019. The decrease was primarily the result of a decrease in stock repurchases.
Cash used in financing activities for the first two quarters of fiscal 2020 included $63.7 million to repurchase 0.4 million shares of our common stock compared to $165.1 million to repurchase 1.0 million shares for the first two quarters of fiscal 2019. During the first two quarters of fiscal 2019, 1.0 million shares were repurchased in a private transaction. We did not purchase any shares in a private transaction during the first two quarters of fiscal 2020. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors. The share repurchase program was temporarily paused as of March 31, 2020.

We believe the cash and cash equivalent balances, cash flows from operations, and borrowings available under the revolving credit facilities are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. The cash from operations may be negatively impacted by a decrease in demand for our products, the continuing impact of COVID-19, as well as the other factors described in Item 1 of Part II of this Quarterly Report on Form 10-Q. In addition, discretionary capital improvements may be made with respect to the stores, distribution facilities, headquarters, or systems. Strategic investments or repurchase of shares under an approved stock repurchase program may be made, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash and cash equivalents and cash generated from operations.
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
We are also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and we are not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated and the maturity of any outstanding amounts may be accelerated. As of August 2, 2020, we were in compliance with the covenants of the credit facility.
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
As of August 2, 2020, aside from letters of credit of $2.3 million, we had no other borrowings outstanding under this credit facility.

Mainland China revolving credit facility
In December 2019, we entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility. The terms are reviewed on an annual basis. The facility includes a revolving loan of up to 100.0 million Chinese Yuan as well as a financial bank guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. In U.S. dollars, the uncommitted and unsecured revolving credit facility is equivalent to $18.6 million, the revolving loan is equivalent of up to $14.3 million, and the financial bank guarantee facility is equivalent of up to $4.3 million. Loans are available in Chinese Yuan for a period not to exceed 12 months, and interest accrues on them at a rate equal to 105% of the applicable PBOC Benchmark Lending Rate. Guarantees have a commission equal to 1% per annum of the outstanding amount. We are required to follow certain covenants. As of August 2, 2020, we were in compliance with the covenants. As of August 2, 2020, there were no borrowings outstanding under this credit facility.
364-Day revolving credit facility
On June 29, 2020, we entered into a 364-day credit agreement providing for a $300.0 million committed and unsecured revolving credit facility. The credit agreement matures on June 28, 2021. Bank of America, N.A., is administrative agent and swing line lender. Borrowings under the credit facility may be prepaid and commitments may be reduced or terminated without premium or penalty (other than customary breakage costs).
Borrowings made under the credit facility bear interest at a rate per annum equal to, at our option, either (1) a rate based on the rates applicable for deposits on the interbank market for U.S. Dollars or the applicable currency in which the borrowings are made (“LIBOR”) or (2) an alternate base rate, plus, in each case, an applicable margin. The applicable margin is determined by reference to a pricing grid, based on the ratio of indebtedness to earnings before interest, tax depreciation, amortization, and rent (“EBITDAR”) and ranges between 1.50%-2.25% for LIBOR loans and 0.50%-1.25% for alternate base rate or Canadian prime rate loans. Additionally, a commitment fee of between 0.25%-0.55%, also determined by reference to the pricing grid, is payable on the average daily unused amounts under the credit facility.
The credit agreement contains negative covenants that, among other things and subject to certain exceptions, limit the ability of our subsidiaries to incur indebtedness, incur liens, undergo fundamental changes, make dispositions of all or substantially all of their assets, alter their businesses and enter into agreements limiting subsidiary dividends and distributions.
We are also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and we are not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of August 2, 2020, we were in compliance with the covenants. As of August 2, 2020, there were no borrowings outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of August 2, 2020, letters of credit and letters of guarantee totaling $2.3 million had been issued.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on March 26, 2020, and in Notes 1, 2, 3, 8, and 9, included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Operating Locations
Our company-operated stores by country as of August 2, 2020 and February 2, 2020 are summarized in the table below.

	August 2, 2020	February 2, 2020
United States	309	305
Canada	61	63
People's Republic of China(1)	46	38
Australia	31	31
United Kingdom	15	14
Japan	8	7
Germany	7	6
New Zealand	7	7
South Korea	7	5
Singapore	4	4
France	3	3
Malaysia	2	2
Sweden	2	2
Ireland	1	1
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	506	491
__________
(1)Included within PRC as of August 2, 2020, were seven company-operated stores in the Hong Kong Special Administrative Region, two company-operated stores in the Macao Special Administration Region, and two company-operated store in Taiwan, PRC. As of February 2, 2020, there were six company-operated stores in the Hong Kong Special Administrative Region, two company-operated stores in the Macao Special Administration Region, and one company-operated store in Taiwan, PRC.
Our retail locations have experienced temporary closures during the first two quarters of fiscal 2020 as a result of COVID-19. As of August 2, 2020, 492 of our company-operated stores were open.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of August 2, 2020, there were eight licensed locations, including four in Mexico, three in the United Arab Emirates, and one in Qatar.
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
As of August 2, 2020, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 9 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A strengthening of the U.S. dollar against the Canadian dollar results in:
•the following impacts to the consolidated statements of operations:
–a decrease in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;
–a decrease in our selling, general and administrative expenses incurred by our Canadian operations upon translation into U.S. dollars for the purposes of consolidation;
–foreign exchange revaluation gains by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities; and
–derivative valuation losses on forward currency contracts not designated in a hedging relationship;
•the following impacts to the consolidated balance sheets:
–a decrease in the foreign currency translation adjustment which arises on the translation of our Canadian subsidiaries' balance sheets into U.S. dollars; and
–an increase in the foreign currency translation adjustment from derivative valuation losses on forward currency contracts, entered into as net investment hedges of a Canadian subsidiary.
During the first two quarters of fiscal 2020, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $14.6 million increase in accumulated other comprehensive loss within stockholders' equity. During the first two quarters of fiscal 2019, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $4.7 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first two quarters of fiscal 2020 would have resulted in additional income from operations of approximately $0.1 million in the first two quarters of fiscal 2020. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first two quarters of fiscal 2020. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facilities provide us with available borrowings in an amount up to $700.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of August 2, 2020, aside from letters of credit of $2.3 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at August 2, 2020. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at August 2, 2020, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended August 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 13 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report and in our fiscal 2019 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.
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
The spread of COVID-19 has caused public health officials to impose restrictions and recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and lifestyle centers. In February 2020, we temporarily closed the majority of our stores, and we have implemented precautionary measures in line with guidance from local authorities in the stores we have reopened. These measures include restrictions such as limitations on the number of guests allowed in our stores at any single time, minimum physical distancing requirements, and limited operating hours. We do not know how the measures recommended by local authorities or implemented by us may change over time or what the duration of these restrictions will be. There is significant uncertainty regarding what the results of operations of reopened stores will be.
A resurgence in COVID-19 cases could cause additional restrictions, including temporarily closing all or some of our stores again. An outbreak at one of our locations, even if we follow appropriate precautionary measures, could negatively impact our employees, guests, and brand. There is uncertainty over the impact of COVID-19 on the U.S., Canadian, and global economies, consumer willingness to visit stores, malls, and lifestyle centers, and employee willingness to staff our stores once they reopen. There is also uncertainty regarding potential long-term changes to consumer shopping behavior and preferences and whether consumer demand will recover when restrictions are lifted.
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
Almost all of our suppliers are located outside of North America, and as a result, we are subject to risks associated with doing business abroad, including:
•the impact of health conditions, including the current COVID-19 coronavirus pandemic, and related government and private sector responsive actions, and other changes in local economic conditions in countries where our manufacturers, suppliers, or guests are located;
•political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;
•reduced protection for intellectual property rights, including trademark protection, in some countries, particularly in the PRC; and
•disruptions or delays in shipments whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions.
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
Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions (particularly those in North America), high levels of unemployment, health pandemics (such as the impact of the current COVID-19 coronavirus pandemic, including reduced store traffic and widespread temporary store closures), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, tax rates and general uncertainty regarding the overall future economic environment. To date, COVID-19 and related restrictions and mitigation measures have negatively impacted the global economy and created significant volatility and disruption of financial markets. While the duration and severity of the economic impact of COVID-19 is unknown, any recession, depression or general downturn in the global economy will negatively affect consumer confidence and discretionary spending. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
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
Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and the PRC, Canada, or other countries where we sell or source our products, could negatively impact our results of operations or cash flows. The current political administrations in the United States and the PRC have proposed tariffs which increase the costs of our products. General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including recent sanctions against the PRC, tariffs imposed by the United States and the PRC, and the possibility of additional tariffs or other trade restrictions between the United States and Mexico, could adversely impact our business. It is possible that further tariffs may be introduced, or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products from the PRC, or could require us to source our products from other countries.

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
The potential benefits and synergies sought with the acquisition of MIRROR might not be fully realized, if at all.
On July 7, 2020, we completed the acquisition of MIRROR as part of our growth plan, which includes driving business through omni guest experiences. The potential benefits of enhancing our digital and interactive capabilities and deepening our roots in the sweatlife might not be realized fully, if at all. The expected synergies between lululemon and MIRROR, such as those related to our connections with our guests and communities as well as our store and direct to consumer infrastructure, may not materialize. A significant portion of the purchase price was allocated to goodwill and if our acquisition does not yield expected returns, we may be required to record impairment charges, which would adversely affect our results of operations.
Management has limited experience in addressing the challenges of integrating management teams, strategies, cultures, and organizations of two companies. This integration may divert the attention of management and cause additional expenses. Management also has limited experience outside of the retail industry, including with the specialized hardware and software sold and licensed by MIRROR. If MIRROR has inadequate or ineffective controls and procedures, our internal control over financial reporting could be adversely impacted. The acquisition may not be well received by the customers or employees of either company, and this could hurt our brand and result in the loss of key employees. If we are unable to successfully integrate MIRROR, including its people and technologies, we may not be able to manage operations efficiently, which could adversely affect our results of operations.
In addition, we may, from time to time, evaluate and pursue other strategic investments or acquisitions. These involve various inherent risks and the benefits sought may not be realized. The acquisition of MIRROR or other strategic investments or acquisitions may not create value and may harm our brand and adversely affect our business, financial condition, and results of operations.
The significant costs incurred in connection with the acquisition of MIRROR could limit our operating flexibility.
The acquisition of MIRROR had a significant impact on our cash flows. We have incurred and expect to continue to incur costs in connection with the acquisition including fees for financial and legal advisors as well as expenses incurred in integrating MIRROR. These costs could limit our operating flexibility and ability to take responsive actions to current and future economic uncertainty, including the ongoing impact of COVID-19. While we expanded our available borrowings under our credit facilities to provide extra liquidity, we will incur additional interest expenses if we draw from these facilities.
We may not be able to grow the MIRROR business and have it achieve profitability.
We may be unable to attract and retain subscribers to MIRROR. If we do not provide the delivery and installation service that our guests expect, offer engaging and innovative classes, and support and continue to improve the technology used, we may not be able to maintain and grow the number of subscribers. This could adversely impact our results of operations.
We are dependent on information technology systems to provide live and recorded classes to our customers with MIRROR subscriptions, to maintain its software, and to manage subscriptions. If we experience issues such as cybersecurity threats or actions, or interruptions or delays in our information technology systems, the data privacy and overall experience of subscribers could be negatively impacted and could therefore damage our brand and adversely affect our results of operations.
Competition, including from other in-home fitness solutions as well as in-person fitness studios, and trends of consumer preferences, could also impact the level of subscriptions and therefore our results of operations.
Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to the income tax laws of the United States, Canada, and several other foreign jurisdictions. Our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, new tax interpretations and guidance, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of unremitted earnings for which we have not previously accrued applicable U.S. income taxes and foreign withholding taxes. We may face unanticipated tax liabilities in connection with our acquisition of MIRROR.

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
•gain brand recognition and acceptance, particularly in markets that are new to us;
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
Certain provisions of our certificate of incorporation and bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult or impossible for a third-party to acquire control of us or effect a change in our board of directors and management. These provisions include:
•the classification of our board of directors into three classes, with one class elected each year;
•prohibiting cumulative voting in the election of directors;
•the ability of our board of directors to issue preferred stock without stockholder approval;
•the ability to remove a director only for cause and only with the vote of the holders of at least 66 2/3% of our voting stock;
•a special meeting of stockholders may only be called by our chairman or Chief Executive Officer, or upon a resolution adopted by an affirmative vote of a majority of the board of directors, and not by our stockholders;
•prohibiting stockholder action by written consent; and
•our stockholders must comply with advance notice procedures in order to nominate candidates for election to our board of directors or to place stockholder proposals on the agenda for consideration at any meeting of our stockholders.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended August 2, 2020 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 4, 2020 - May 31, 2020	—	—	—	$263,646,016
June 1, 2020 - July 5, 2020	—	—	—	263,646,016
July 6, 2020 - August 2, 2020	—	—	—	263,646,016
Total	—		—
__________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2020.
(2)On January 31, 2019, our board of directors approved a stock repurchase program of up to $500 million of our common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors. As of March 31, 2020, we temporarily paused our share repurchase program.

The following table provides information regarding our purchases of shares of our common stock during the quarter ended August 2, 2020 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 4, 2020 - May 31, 2020	5,263	$266.78	5,263	4,699,286
June 1, 2020 - July 5, 2020	4,937	292.66	4,937	4,694,349
July 6, 2020 - August 2, 2020	4,712	316.22	4,712	4,689,637
Total	14,912		14,912
__________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of fiscal 2020.
(2)Our Employee Share Purchase Plan (ESPP) was approved by our board of directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Nasdaq Global Select Market (or such other stock exchange as we may designate from time to time). Unless our board of directors terminates the ESPP earlier, the ESPP will continue until all shares authorized for purchase under the ESPP have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 6,000,000.
Excluded from this disclosure are shares withheld to settle statutory employee tax withholding related to the vesting of stock-based compensation awards.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	364-Day Credit Agreement, dated June 29, 2020, among lululemon athletica inc., a Delaware corporation; lululemon athletica canada inc., a corporation organized under the laws of British Columbia; Lulu Canadian Holding, Inc., a corporation organized under the laws of British Columbia; lululemon usa inc., a Nevada corporation; each lender from time to time a party to the credit agreement; and Bank of America, N.A., as administrative agent and swing line lender		8-K	10.1	001-33608	7/1/2020

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2020, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ CALVIN MCDONALD
Calvin McDonald
Chief Executive Officer
(principal financial and accounting officer)
Dated: September 8, 2020

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	364-Day Credit Agreement, dated June 29, 2020, among lululemon athletica inc., a Delaware corporation; lululemon athletica canada inc., a corporation organized under the laws of British Columbia; Lulu Canadian Holding, Inc., a corporation organized under the laws of British Columbia; lululemon usa inc., a Nevada corporation; each lender from time to time a party to the credit agreement; and Bank of America, N.A., as administrative agent and swing line lender		8-K	10.1	001-33608	7/1/2020

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2020, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

*	Furnished herewith.