Form 10-Q
period 2020-11-01
lululemon athletica inc.
filed 2020-12-10
CIK 1397187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 4, 2020, there were 125,122,533 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At December 4, 2020, there were outstanding 5,215,512 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at December 4, 2020, the registrant had outstanding 5,215,512 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	November 1, 2020	February 2, 2020
ASSETS
Current assets
Cash and cash equivalents	$481,581	$1,093,505
Accounts receivable	59,772	40,219
Inventories	770,990	518,513
Prepaid and receivable income taxes	168,272	85,159
Prepaid expenses and other current assets	120,198	70,542
	1,600,813	1,807,938
Property and equipment, net	719,880	671,693
Right-of-use lease assets	714,086	689,664
Goodwill	386,632	24,182
Intangible assets, net	82,276	241
Deferred income tax assets	31,562	31,435
Other non-current assets	92,671	56,201
	$3,627,920	$3,281,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$160,779	$79,997
Accrued inventory liabilities	10,654	6,344
Other accrued liabilities	190,366	112,641
Accrued compensation and related expenses	96,527	133,688
Current lease liabilities	138,082	128,497
Current income taxes payable	5,818	26,436
Unredeemed gift card liability	104,760	120,413
Other current liabilities	23,892	12,402
	730,878	620,418
Non-current lease liabilities	635,386	611,464
Non-current income taxes payable	43,150	48,226
Deferred income tax liabilities	47,199	43,432
Other non-current liabilities	8,354	5,596
	1,464,967	1,329,136
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,216 and 6,227 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,216 and 6,227 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 125,121 and 124,122 issued and outstanding	626	621
Additional paid-in capital	374,352	355,541
Retained earnings	2,016,591	1,820,637
Accumulated other comprehensive loss	(228,616)	(224,581)
	2,162,953	1,952,218
	$3,627,920	$3,281,354
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net revenue	$1,117,426	$916,138	$2,672,330	$2,581,805
Cost of goods sold	490,072	411,094	1,221,073	1,169,245
Gross profit	627,354	505,044	1,451,257	1,412,560
Selling, general and administrative expenses	411,662	329,208	1,064,172	939,930
Amortization of intangible assets	2,241	7	2,965	7
Acquisition-related expenses	8,531	—	22,040	—
Income from operations	204,920	175,829	362,080	472,623
Other income (expense), net	(580)	1,925	250	6,154
Income before income tax expense	204,340	177,754	362,330	478,777
Income tax expense	60,697	51,772	103,254	131,202
Net income	$143,643	$125,982	$259,076	$347,575

Other comprehensive income:
Foreign currency translation adjustment	2,269	9,880	(4,035)	(1,329)
Comprehensive income	$145,912	$135,862	$255,041	$346,246

Basic earnings per share	$1.10	$0.97	$1.99	$2.67
Diluted earnings per share	$1.10	$0.96	$1.98	$2.65
Basic weighted-average number of shares outstanding	130,318	130,282	130,271	130,420
Diluted weighted-average number of shares outstanding	130,924	130,805	130,842	130,975
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended November 1, 2020
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at August 2, 2020	5,393	5,393	$—	124,917	$625	$358,414	$1,872,948	$(230,885)	$2,001,102
Net income							143,643		143,643
Foreign currency translation adjustment								2,269	2,269
Common stock issued upon exchange of exchangeable shares	(177)	(177)	—	177	1	(1)			—
Stock-based compensation expense						15,186			15,186
Common stock issued upon settlement of stock-based compensation				30	1	1,678			1,679
Shares withheld related to net share settlement of stock-based compensation				(3)	(1)	(925)			(926)
Balance at November 1, 2020	5,216	5,216	$—	125,121	$626	$374,352	$2,016,591	$(228,616)	$2,162,953

	Quarter Ended November 3, 2019
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at August 4, 2019	7,381	7,381	$—	122,921	$615	$329,915	$1,404,866	$(228,017)	$1,507,379
Net income							125,982		125,982
Foreign currency translation adjustment								9,880	9,880
Common stock issued upon exchange of exchangeable shares	(421)	(421)	—	421	2	(2)			—
Stock-based compensation expense						14,065			14,065
Common stock issued upon settlement of stock-based compensation				50	—	1,516			1,516
Shares withheld related to net share settlement of stock-based compensation				(12)	—	(2,093)			(2,093)
Repurchase of common stock				(44)	—	(66)	(7,927)		(7,993)
Balance at November 3, 2019	6,960	6,960	$—	123,336	$617	$343,335	$1,522,921	$(218,137)	$1,648,736

	Three Quarters Ended November 1, 2020
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at February 2, 2020	6,227	6,227	$—	124,122	$621	$355,541	$1,820,637	$(224,581)	$1,952,218
Net income							259,076		259,076
Foreign currency translation adjustment								(4,035)	(4,035)
Common stock issued upon exchange of exchangeable shares	(1,011)	(1,011)	—	1,011	5	(5)			—
Stock-based compensation expense						37,098			37,098
Common stock issued upon settlement of stock-based compensation				515	3	14,139			14,142
Shares withheld related to net share settlement of stock-based compensation				(158)	(1)	(31,882)			(31,883)
Repurchase of common stock				(369)	(2)	(539)	(63,122)		(63,663)
Balance at November 1, 2020	5,216	5,216	$—	125,121	$626	$374,352	$2,016,591	$(228,616)	$2,162,953

	Three Quarters Ended November 3, 2019
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance at February 3, 2019	9,332	9,332	$—	121,600	$608	$315,285	$1,346,890	$(216,808)	$1,445,975
Net income							347,575		347,575
Foreign currency translation adjustment								(1,329)	(1,329)
Common stock issued upon exchange of exchangeable shares	(2,372)	(2,372)	—	2,372	12	(12)			—
Stock-based compensation expense						36,070			36,070
Common stock issued upon settlement of stock-based compensation				547	3	15,027			15,030
Shares withheld related to net share settlement of stock-based compensation				(129)	(1)	(21,492)			(21,493)
Repurchase of common stock				(1,054)	(5)	(1,543)	(171,544)		(173,092)
Balance at November 3, 2019	6,960	6,960	$—	123,336	$617	$343,335	$1,522,921	$(218,137)	$1,648,736

See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Three Quarters Ended
	November 1, 2020	November 3, 2019
Cash flows from operating activities
Net income	$259,076	$347,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,209	114,444
Stock-based compensation expense	37,098	36,070
Settlement of derivatives not designated in a hedging relationship	(9,841)	(3,375)
Changes in operating assets and liabilities:
Inventories	(234,154)	(225,124)
Prepaid and receivable income taxes	(83,113)	(77,330)
Prepaid expenses and other current assets	(66,778)	(47,660)
Other non-current assets	(36,419)	(15,447)
Accounts payable	73,596	21,085
Accrued inventory liabilities	4,240	(5,940)
Other accrued liabilities	69,496	6,486
Accrued compensation and related expenses	(37,077)	(10,223)
Current and non-current income taxes payable	(25,611)	(48,573)
Unredeemed gift card liability	(15,624)	(24,183)
Right-of-use lease assets and current and non-current lease liabilities	6,577	9,794
Other current and non-current liabilities	10,729	17,507
Net cash provided by operating activities	85,404	95,106
Cash flows from investing activities
Purchase of property and equipment	(170,830)	(214,217)
Settlement of net investment hedges	5,867	3,378
Acquisition, net of cash acquired	(452,581)	—
Other investing activities	1,000	(1,636)
Net cash used in investing activities	(616,544)	(212,475)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	14,142	15,030
Taxes paid related to net share settlement of stock-based compensation	(31,883)	(21,493)
Repurchase of common stock	(63,663)	(173,092)
Net cash used in financing activities	(81,404)	(179,555)
Effect of exchange rate changes on cash and cash equivalents	620	1,757
Decrease in cash and cash equivalents	(611,924)	(295,167)
Cash and cash equivalents, beginning of period	$1,093,505	$881,320
Cash and cash equivalents, end of period	$481,581	$586,153
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel and accessories. The Company primarily conducts its business through company-operated stores and direct to consumer through e-commerce. It also generates net revenue from outlets, sales from temporary locations, sales to wholesale accounts, and license and supply arrangements. The Company operates stores in the United States, Canada, the People's Republic of China ("PRC"), Australia, the United Kingdom, Japan, Germany, New Zealand, South Korea, Singapore, France, Malaysia, Sweden, Ireland, the Netherlands, Norway, and Switzerland. The Company had 515 and 491 company-operated stores as of November 1, 2020 and February 2, 2020, respectively.
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
In line with recommendations by public health officials and in accordance with governmental authority orders, the Company took actions to temporarily close the majority of its retail locations and to reduce operating hours. In February 2020, the Company temporarily closed all of its retail locations in Mainland China, and in March 2020, the Company temporarily closed all of its retail locations in North America, Europe, and certain countries in Asia Pacific. The stores in Mainland China reopened during the first quarter of fiscal 2020, and stores in other markets began reopening in accordance with local government and public health authority guidelines during the second quarter of fiscal 2020. Almost all of the Company's stores were open during the third quarter of fiscal 2020. The Company's stores are operating with restrictive measures in place such as reduced operating hours and limited occupancy levels. The Company's distribution centers in Columbus, Ohio and Sumner, Washington were temporarily closed for one and two weeks, respectively, during the first quarter of fiscal 2020 due to COVID-19. Subsequent to November 1, 2020, while almost all of the Company's retail locations have remained open, it has experienced some temporary closures and is currently operating with tighter capacity restrictions in certain markets.
In response to the COVID-19 pandemic, various government programs have been announced which provide financial relief for affected businesses. The most significant relief measures which the Company qualifies for are the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the United States, and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. During the third quarter of fiscal 2020 and the first three quarters of fiscal 2020, the Company recognized payroll subsidies totaling $1.4 million and $37.0 million, respectively, under these wage subsidy programs and similar plans in other jurisdictions. These subsidies were recorded as a reduction in the associated wage costs which the Company incurred, and were recognized in selling, general and administrative expenses.
The Company also deferred certain corporate income tax payments and employer payroll tax payments. The most significant was the deferral of $127.5 million of Canadian corporate income tax payments from the first and second quarters of fiscal 2020 to the third quarter of fiscal 2020. The Canadian corporate income payments during the third quarter of fiscal 2020 removed the balance previously included within income taxes payable on the consolidated balance sheets and resulted in a balance being recognized within prepaid and receivable income taxes on the consolidated balance sheets.
The Financial Accounting Standards Board ("FASB") issued guidance in April 2020 in relation to accounting for lease concessions made in connection with the effects of COVID-19. In accordance with this guidance, the Company has elected to treat COVID-19-related lease concessions as variable lease payments. The Company is actively negotiating commercially reasonable lease concessions. Lease concessions of $2.4 million and $5.5 million were recognized during the third quarter of fiscal 2020 and the first three quarters of fiscal 2020, respectively.
Temporary closures as a result of COVID-19 and associated reduction in operating income during the first two quarters of fiscal 2020 were considered to be an indicator of impairment and the Company performed an assessment of recoverability for the long-lived assets and right-of-use assets associated with closed retail locations. In the first quarter of fiscal 2020, the Company recognized an insignificant impairment charge as a result of this analysis.
Revenue is presented net of an allowance for expected returns, which is estimated based on historic return rates, trends, considering shifts towards increased online shopping by guests, and future expectations. The increase in the sales return allowance reflects the higher proportion of direct to consumer net revenue and anticipated delays in returns as a result of reduced capacity at retail locations.
The COVID-19 pandemic has materially impacted the Company's operations. The extent to which COVID-19 continues to impact the Company's operations, and in turn, its operating results and financial position will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. Continued proliferation of the virus, or resurgence, may result in further or prolonged closures of the Company's retail locations and distribution centers, reduce operating hours, interrupt the Company's supply chain, cause changes in guest behavior, and reduce discretionary spending. Such factors could result in the impairment of long-lived assets and right-of-use assets and the need for an increased provision against the carrying value of the Company's inventories.
Basis of presentation
The unaudited interim consolidated financial statements as of November 1, 2020 and for the quarters and three quarters ended November 1, 2020 and November 3, 2019 are presented in United States dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 2, 2020 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended February 2, 2020, which are included in Item 8 in the Company's fiscal 2019 Annual Report on Form 10-K filed with the SEC on March 26, 2020. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2019 Annual Report on Form 10-K. Changes in the significant accounting policies of the Company compared to those described in the Company's fiscal 2019 Annual Report on Form 10-K adopted as a result of the acquisition of MIRROR are described below, and Note 2 sets out the impact of recent accounting pronouncements.
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
The following table summarizes the acquisition-related expenses recognized during fiscal 2020:

	Quarter Ended November 1, 2020	Three Quarters Ended November 1, 2020
	(in thousands)
Acquisition-related expenses:
Transaction and integration costs	$1,017	$10,263
Gain on existing investment	—	(782)
Acquisition-related compensation	7,514	12,559
	$8,531	$22,040

Income tax effects of acquisition-related expenses	$(896)	$(2,862)
In the first three quarters of fiscal 2020, the Company recognized $9.7 million related to deferred consideration, and recognized an expense of $2.9 million for the partial acceleration of vesting of certain stock options held by MIRROR employees.
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

NOTE 4. GOODWILL
The Company's goodwill is assigned to its company-operated stores and other segments. The changes in the carrying amounts of goodwill were as follows:

Goodwill
(In thousands)
Balance as of February 2, 2020	$24,182
MIRROR acquisition	362,492
Effect of foreign currency translation	(42)
Balance as of November 1, 2020	$386,632
NOTE 5. INTANGIBLE ASSETS, NET
The carrying value of intangible assets, and their estimated remaining useful lives as of November 1, 2020 were as follows:

	November 1, 2020	February 2, 2020	Remaining Useful Life
	(In thousands)
Intangible assets, net:
Brand	$26,058	$—	19.7 years
Customer relationships	27,033	—	9.7 years
Technology	24,344	—	7.2 years
Content	4,667	—	4.7 years
Other	174	241	1.9 years
	$82,276	$241
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
The Company is required to follow certain covenants. As of November 1, 2020, the Company was in compliance with these covenants.
The Company had no borrowings outstanding under this credit facility as of November 1, 2020 and February 2, 2020. As of November 1, 2020, the Company had letters of credit of $2.7 million outstanding.
Mainland China revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility. The terms are reviewed on an annual basis. The facility includes a revolving loan of up to 100.0 million Chinese Yuan as well as a financial bank guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. In U.S. dollars, the uncommitted and unsecured revolving credit facility is equivalent to $19.4 million, the revolving loan is equivalent of up to $14.9 million, and the financial bank guarantee facility is equivalent of up to $4.5 million. Loans are available in Chinese Yuan for a period not to exceed 12 months, and interest accrues on them at a rate equal to 105% of the applicable PBOC Benchmark Lending Rate. Guarantees have a commission equal to 1% per annum of the outstanding amount.

The Company is required to follow certain covenants. As of November 1, 2020, the Company was in compliance with these covenants. As of November 1, 2020, there were no borrowings outstanding under this credit facility.
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
The Company is also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and the Company is not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of November 1, 2020, the Company was in compliance with the covenants. As of November 1, 2020, there were no borrowings outstanding under this credit facility. On December 4, 2020, the Company gave notice to terminate this 364-day unsecured revolving credit facility. It will be terminated without penalty on December 11, 2020.
NOTE 7. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
Stock-based compensation expense charged to income for the plans was $41.9 million and $35.7 million for the three quarters ended November 1, 2020 and November 3, 2019, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $86.1 million at November 1, 2020, which is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the balances of the Company's stock-based compensation plans as of November 1, 2020, and changes during the first three quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance at February 2, 2020	776	$113.41	238	$103.52	7	$175.82	333	$108.44	29	$239.39
Granted	238	180.83	138	117.60	4	296.36	127	205.76	—	—
Exercised/released	168	84.42	171	63.03	7	175.82	172	87.00	14	366.42
Forfeited/expired	26	157.71	7	158.76	—	—	10	163.30	—	—
Balance at November 1, 2020	820	$137.49	198	$146.25	4	$296.36	278	$164.21	15	$319.29
Exercisable at November 1, 2020	176	$107.43
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first three quarters of fiscal 2020:

Three Quarters Ended November 1, 2020
Expected term	3.61 years
Expected volatility	40.02%
Risk-free interest rate	0.32%
Dividend yield	—%
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
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the quarter ended November 1, 2020, there were 16.0 thousand shares purchased.

Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $6.7 million and $6.4 million in the first three quarters of fiscal 2020 and fiscal 2019, respectively.
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of November 1, 2020 and February 2, 2020, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	November 1, 2020	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$30,528	$30,528	$—	$—	Cash and cash equivalents
Term deposits	76,428	—	76,428	—	Cash and cash equivalents
Forward currency contract assets	7,491	—	7,491	—	Prepaid expenses and other current assets
Forward currency contract liabilities	9,688	—	9,688	—	Other current liabilities

	February 2, 2020	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$610,800	$610,800	$—	$—	Cash and cash equivalents
Term deposits	203,360	—	203,360	—	Cash and cash equivalents
Forward currency contract assets	1,735	—	1,735	—	Prepaid expenses and other current assets
Forward currency contract liabilities	1,920	—	1,920	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The effective portions of the hedges are reported in accumulated other comprehensive income or loss and will subsequently be reclassified to net earnings in the period in which the hedged investment is either sold or substantially liquidated. Hedge effectiveness is measured using a method based on changes in forward exchange rates. The Company recorded no ineffectiveness from net investment hedges during the first three quarters of fiscal 2020.
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
During the first three quarters of fiscal 2020, the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of November 1, 2020, there were derivative assets of $7.5 million and derivative liabilities of $9.7 million subject to enforceable netting arrangements.

The notional amounts and fair values of forward currency contracts were as follows:

	November 1, 2020			February 2, 2020
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$693,000	$—	$8,147	$417,000	$1,583	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	744,000	7,491	1,541	460,000	152	1,920
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$7,491	$9,688		$1,735	$1,920
The forward currency contracts designated as net investment hedges outstanding as of November 1, 2020 mature on different dates between November 2020 and April 2021.
The forward currency contracts not designated in a hedging relationship outstanding as of November 1, 2020 mature on different dates between November 2020 and April 2021.
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Quarter Ended		Three Quarters Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$(7,391)	$(839)	$(3,863)	$1,103
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Quarter Ended		Three Quarters Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$(3,627)	$(2,945)	$247	$(1,700)
Derivatives not designated in a hedging relationship	3,823	(94)	(2,123)	(1,603)
Net foreign exchange and derivative gains (losses)	$195	$(3,039)	$(1,876)	$(3,303)
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
NOTE 10. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	Quarter Ended		Three Quarters Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands, except per share amounts)
Net income	$143,643	$125,982	$259,076	$347,575
Basic weighted-average number of shares outstanding	130,318	130,282	130,271	130,420
Assumed conversion of dilutive stock options and awards	606	523	571	555
Diluted weighted-average number of shares outstanding	130,924	130,805	130,842	130,975
Basic earnings per share	$1.10	$0.97	$1.99	$2.67
Diluted earnings per share	$1.10	$0.96	$1.98	$2.65
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the three quarters ended November 1, 2020 and November 3, 2019, 40.2 thousand and 63.0 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On January 31, 2019, the Company's board of directors approved a stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. As of March 31, 2020, the Company temporarily paused its share repurchase program, which has restarted again as of September 22, 2020. As of November 1, 2020, the remaining aggregate value of shares available to be repurchased under this program was $263.6 million.
During the three quarters ended November 1, 2020 and November 3, 2019, 0.4 million and 1.1 million shares, respectively, were repurchased under the program at a total cost of $63.7 million and $173.1 million, respectively.
Subsequent to November 1, 2020, and up to December 4, 2020, no shares were repurchased. On December 1, 2020, the Company's board of directors approved an increase in the remaining authorization of its existing stock repurchase program from $263.6 million to $500.0 million. The repurchase plan has no time limit and does not require the repurchase of any minimum number of shares.
NOTE 11. SUPPLEMENTARY FINANCIAL INFORMATION
A summary of certain consolidated balance sheet accounts is as follows:

	November 1, 2020	February 2, 2020
	(In thousands)
Inventories:
Inventories, at cost	$804,541	$540,580
Provision to reduce inventories to net realizable value	(33,551)	(22,067)
	$770,990	$518,513

	November 1, 2020	February 2, 2020
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$91,097	$64,568
Forward currency contract assets	7,491	1,735
Government payroll subsidy receivables	13,309	—
Other current assets	8,301	4,239
	$120,198	$70,542
Property and equipment, net:
Land	$71,322	$71,829
Buildings	30,045	30,187
Leasehold improvements	555,337	489,202
Furniture and fixtures	113,294	109,533
Computer hardware	108,384	95,399
Computer software	394,614	336,768
Equipment and vehicles	15,511	19,521
Work in progress	66,350	40,930
Property and equipment, gross	1,354,857	1,193,369
Accumulated depreciation	(634,977)	(521,676)
	$719,880	$671,693
Other non-current assets:
Cloud computing arrangement implementation costs	$60,740	$24,648
Security deposits	22,879	19,901
Other	9,052	11,652
	$92,671	$56,201
Other accrued liabilities
Accrued freight and other operating expenses	$94,716	$43,225
Accrued duty	19,641	16,178
Sales return allowances	23,923	12,897
Sales tax collected	16,173	17,370
Accrued capital expenditures	10,685	5,457
Forward currency contract liabilities	9,688	1,920
Accrued rent	6,449	8,356
Other	9,091	7,238
	$190,366	$112,641

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

	Quarter Ended		Three Quarters Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands)
Net revenue:
Company-operated stores	$511,756	$579,521	$1,058,927	$1,669,699
Direct to consumer	478,263	246,697	1,384,604	674,177
Other	127,407	89,920	228,799	237,929
	$1,117,426	$916,138	$2,672,330	$2,581,805
Segmented income from operations:
Company-operated stores	$111,780	$147,720	$76,333	$422,948
Direct to consumer	209,610	103,599	604,152	269,553
Other	1,304	16,820	3,622	45,860
	322,694	268,139	684,107	738,361
General corporate expense	107,002	92,303	297,022	265,731
Amortization of intangible assets	2,241	7	2,965	7
Acquisition-related expenses	8,531	—	22,040	—
Income from operations	204,920	175,829	362,080	472,623
Other income (expense), net	(580)	1,925	250	6,154
Income before income tax expense	$204,340	$177,754	$362,330	$478,777

Capital expenditures:
Company-operated stores	$37,946	$47,939	$99,081	$128,675
Direct to consumer	13,671	1,165	25,750	14,975
Corporate and other	14,490	29,349	45,999	70,567
	$66,107	$78,453	$170,830	$214,217
Depreciation and amortization:
Company-operated stores	$26,334	$26,434	$73,925	$71,206
Direct to consumer	4,103	3,498	9,715	8,930
Corporate and other	18,596	14,090	49,569	34,308
	$49,033	$44,022	$133,209	$114,444

The following table disaggregates the Company's net revenue by geographic area.

	Quarter Ended		Three Quarters Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands)
United States	$775,576	$645,600	$1,830,845	$1,821,090
Canada	181,376	159,552	428,531	428,802
Outside of North America	160,474	110,986	412,954	331,913
	$1,117,426	$916,138	$2,672,330	$2,581,805
The following table disaggregates the Company's net revenue by category.

	Quarter Ended		Three Quarters Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands)
Women's product	$791,946	$650,269	$1,921,569	$1,829,452
Men's product	239,496	209,371	559,644	592,329
Other categories	85,984	56,498	191,117	160,024
	$1,117,426	$916,138	$2,672,330	$2,581,805
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
On October 9, 2015, certain current and former hourly employees of the Company filed a class action lawsuit in the Supreme Court of New York entitled Rebecca Gathmann-Landini et al v. lululemon USA inc. On December 2, 2015, the case was moved to the United States District Court for the Eastern District of New York. The lawsuit alleges that the Company violated various New York labor codes by failing to pay all earned wages, including overtime compensation. This matter was settled on September 30, 2020 for an immaterial amount.
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
During the second quarter of fiscal 2020, we acquired Curiouser Products Inc., dba MIRROR, for a purchase price of approximately $500.0 million, of which approximately $57.1 million is due to certain continuing employees subject to their continued employment through various vesting dates up to three years after the closing date of the transaction. MIRROR is a leading in-home fitness company with an interactive workout platform that features live and on-demand classes. The acquisition of MIRROR bolsters our digital sweatlife offerings and brings immersive and personalized in-home sweat and mindfulness content to new and existing lululemon guests.
COVID-19 Pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. The spread of COVID-19 has caused public health officials to impose restrictions and to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and lifestyle centers.
We continue to monitor the situation and work closely with local authorities to prioritize the safety of our people and guests. In February 2020, we temporarily closed all of our retail locations in Mainland China. In March 2020, we temporarily closed all of our retail locations in North America, Europe, and certain countries in Asia Pacific. The stores in Mainland China reopened during the first quarter of fiscal 2020, and stores in other markets began reopening in accordance with local government and public health authority guidelines during the second quarter of fiscal 2020 and almost all locations were open during the third quarter of fiscal 2020. Subsequent to November 1, 2020, while almost all of our retail locations have remained open, we have experienced some temporary closures and are currently operating with tighter capacity restrictions in certain markets.
Our open retail locations and distribution centers are operating with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels. This pandemic has also impacted the operations of our third party logistics providers and our manufacturing and supply partners, including through the closure or reduced capacity of facilities, and operational changes to accommodate physical distancing. As the pandemic continues, we may face further disruptions or increased operational and logistics costs throughout our supply chain.
There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our operations, the demand for our products, and on our supply chain. It had a material adverse impact on our results of operations for the first three quarters of fiscal 2020, and we expect it to continue to impact our results of operations and financial position. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.
We remain confident in the long-term growth opportunities and our Power of Three growth plan and believe that we have sufficient cash and cash equivalents, and available capacity under our revolving credit facilities, to meet our liquidity needs. As of November 1, 2020, we had cash and cash equivalents of $481.6 million and the capacity under our committed revolving credit facilities was $697.3 million.
Financial Highlights
For the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019:
•Net revenue increased 22% to $1,117.4 million. On a constant dollar basis, net revenue increased 21%.
•Total comparable sales, which includes comparable store sales and direct to consumer, increased 19%. On a constant dollar basis, total comparable sales increased 18%.
–Comparable store sales decreased 17%, or decreased 18% on a constant dollar basis.
–Direct to consumer net revenue increased 94%, or increased 93% on a constant dollar basis.
•Gross profit increased 24% to $627.4 million.
•Gross margin increased 100 basis points to 56.1%.
•Acquisition-related expenses of $8.5 million were recognized.
•Income from operations increased 17% to $204.9 million.
•Operating margin decreased 90 basis points to 18.3%.
•Income tax expense increased 17% to $60.7 million. Our effective tax rate for the third quarter of fiscal 2020 was 29.7% compared to 29.1% for the third quarter of fiscal 2019.
•Diluted earnings per share were $1.10 compared to $0.96 in the third quarter of fiscal 2019. This includes $7.6 million of after-tax costs related to the MIRROR acquisition, which reduced diluted earnings per share by $0.06 for the third quarter of fiscal 2020.
As the temporary closures from COVID-19 resulted in a significant number of stores being removed from our comparable store base during the first two quarters of fiscal 2020, total comparable sales and comparable store sales for year-to-date periods are not currently representative of the underlying trends of our business. We do not believe these year-to-date metrics are currently useful to investors in understanding performance, therefore we have not included these metrics in our discussion and analysis of results of operations. As most of our stores were open during the third quarter of fiscal 2020, and our comparable store base therefore included the majority of our stores, we have included total comparable sales and comparable store sales on a quarter-to-date basis in our discussion and analysis of results of operations.
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue, total comparable sales, comparable store sales, and direct to consumer net revenue and the most directly comparable measures calculated in accordance with GAAP.

Results of Operations
Third Quarter Results
The following table summarizes key components of our results of operations for the quarters ended November 1, 2020 and November 3, 2019. The percentages are presented as a percentage of net revenue.

	Quarter Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands)		(Percentages)
Net revenue	$1,117,426	$916,138	100.0%	100.0%
Cost of goods sold	490,072	411,094	43.9	44.9
Gross profit	627,354	505,044	56.1	55.1
Selling, general and administrative expenses	411,662	329,208	36.8	35.9
Amortization of intangible assets	2,241	7	0.2	—
Acquisition-related expenses	8,531	—	0.8	—
Income from operations	204,920	175,829	18.3	19.2
Other income (expense), net	(580)	1,925	(0.1)	0.2
Income before income tax expense	204,340	177,754	18.3	19.4
Income tax expense	60,697	51,772	5.4	5.7
Net income	$143,643	$125,982	12.9%	13.8%
Net Revenue
Net revenue increased $201.3 million, or 22%, to $1.1 billion for the third quarter of fiscal 2020 from $916.1 million for the third quarter of fiscal 2019. On a constant dollar basis, assuming the average exchange rates for the third quarter of fiscal 2020 remained constant with the average exchange rates for the third quarter of fiscal 2019, net revenue increased $194.6 million, or 21%.
The increase in net revenue was primarily due to increased direct to consumer net revenue, partially due to a shift in the way guests are shopping due to COVID-19, as well as an increase in net revenue from our other channels. This was partially offset by a decrease in company-operated store net revenue driven by reduced operating hours and restricted guest occupancy levels, as well as temporary closures as a result of COVID-19.
Total comparable sales, which includes comparable store sales and direct to consumer, increased 19% in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Total comparable sales increased 18% on a constant dollar basis.
Net revenue on a segment basis for the quarters ended November 1, 2020 and November 3, 2019 is summarized below. The percentages are presented as a percentage of total net revenue.

	Quarter Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands)		(Percentages)
Company-operated stores	$511,756	$579,521	45.8%	63.3%
Direct to consumer	478,263	246,697	42.8	26.9
Other	127,407	89,920	11.4	9.8
Net revenue	$1,117,426	$916,138	100.0%	100.0%

Company-Operated Stores. Net revenue from our company-operated stores segment decreased $67.8 million, or 12%, to $511.8 million in the third quarter of fiscal 2020 from $579.5 million in the third quarter of fiscal 2019. The decrease in net revenue from our company-operated stores segment was primarily due to the impact of COVID-19, including reduced operating hours, occupancy restrictions, and temporary closures. Comparable store sales decreased 17%, or decreased 18% on a constant dollar basis. The decrease was primarily a result of COVID-19 restrictions, which resulted in decreased store traffic, partially offset by an increase in conversion rates.
The decrease in net revenue from our company-operated stores segment was partially offset by an increase in net revenue from company-operated stores we opened or significantly expanded subsequent to November 3, 2019 of $18.7 million. We opened 36 net new company-operated stores since the third quarter of fiscal 2019, including 20 stores in Asia, 11 stores in North America, and five stores in Europe.
Direct to Consumer. Net revenue from our direct to consumer segment increased $231.6 million, or 94%, to $478.3 million in the third quarter of fiscal 2020 from $246.7 million in the third quarter of fiscal 2019. Direct to consumer net revenue increased 93% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased website traffic and improved conversion rate, partially offset by a decrease in dollar value per transaction. These changes were partially due to COVID-19, with more guests shopping online instead of in-store.
Other channels. Net revenue from our other segment increased $37.5 million, or 42%, to $127.4 million in the third quarter of fiscal 2020 from $89.9 million in the third quarter of fiscal 2019. This increase was primarily the result of net revenue from MIRROR as well as an increased number of temporary locations, including seasonal stores, that were open during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019.
Gross Profit
Gross profit increased $122.3 million, or 24%, to $627.4 million for the third quarter of fiscal 2020 from $505.0 million for the third quarter of fiscal 2019.
Gross profit as a percentage of net revenue, or gross margin, increased 100 basis points to 56.1% in the third quarter of fiscal 2020 from 55.1% in the third quarter of fiscal 2019. The increase in gross margin was primarily the result of:
•a decrease in depreciation and occupancy costs as a percentage of revenue of 170 basis points, driven primarily by the increase in net revenue; and
•a favorable impact of foreign exchange rates of 10 basis points.
This was partially offset by a decrease in product margin of 80 basis points, primarily due to higher air freight costs as a result of COVID-19 capacity constraints and higher markdowns.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $82.5 million, or 25%, to $411.7 million in the third quarter of fiscal 2020 from $329.2 million in the third quarter of fiscal 2019. The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $63.4 million, comprised of:
–an increase in variable costs of $33.0 million primarily due to an increase in distribution costs, credit card fees and packaging costs as a result of increased direct to consumer net revenue; and
–an increase in brand and community costs of $29.3 million primarily due to an increase in digital marketing expenses; and
–an increase in other operating costs of $5.7 million primarily due to an increase in information technology costs and depreciation; and
–a decrease in employee costs of $4.6 million primarily due to lower incentive compensation expenses in our company-operated store channel; and
•an increase in head office costs of $22.3 million, comprised of:
–an increase of $22.7 million primarily due to increases in professional fees, information technology costs, donations, and depreciation; and

–a decrease in employee costs of $0.4 million primarily due to decreased incentive compensation expense, and decreased travel, partially offset by increased salaries and wages expense as a result of headcount growth, and stock-based compensation expense.
The increase in selling, general and administrative expenses was partially offset by an increase in net foreign exchange and derivative revaluation gains of $3.2 million.
As a percentage of net revenue, selling, general and administrative expenses increased 90 basis points, to 36.8% in the third quarter of fiscal 2020 from 35.9% in the third quarter of fiscal 2019.
Amortization of intangible assets
Amortization of intangible assets increased to $2.2 million in the third quarter of fiscal 2020 from less than $0.1 million in the third quarter of fiscal 2019. This increase was the result of amortization of intangible assets recognized upon the acquisition of MIRROR.
Acquisition-related expenses
We recognized acquisition-related expenses of $8.5 million in the third quarter of fiscal 2020. This included acquisition-related compensation of $7.5 million for deferred consideration for certain continuing MIRROR employees. This also included transaction and integration related costs of $1.0 million for advisory and professional services, and integration costs subsequent to the acquisition. We did not have acquisition-related expenses in the third quarter of fiscal 2019. Please refer to Note 3 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information.
Income from Operations
Income from operations increased $29.1 million, or 17%, to $204.9 million in the third quarter of fiscal 2020 from $175.8 million in the third quarter of fiscal 2019. Operating margin decreased 90 basis points to 18.3% compared to 19.2% in the third quarter of fiscal 2019.
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
Segmented income from operations for the quarters ended November 1, 2020 and November 3, 2019 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Quarter Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands)		(Percentage of segment revenue)
Segmented income from operations:
Company-operated stores	$111,780	$147,720	21.8%	25.5%
Direct to consumer	209,610	103,599	43.8	42.0
Other	1,304	16,820	1.0	18.7
	322,694	268,139
General corporate expense	107,002	92,303
Amortization of intangible assets	2,241	7
Acquisition-related expenses	8,531	—
Income from operations	$204,920	$175,829
Company-Operated Stores. Income from operations from our company-operated stores segment decreased $35.9 million, or 24%, to $111.8 million for the third quarter of fiscal 2020 from $147.7 million for the third quarter of fiscal 2019. The decrease was primarily the result of decreased gross profit of $50.7 million, which was primarily due to lower net revenue as a result of the impact of COVID-19 restrictions, as well as lower gross margin, which was primarily due to deleverage on occupancy and depreciation costs as a result of lower net revenue. The decrease in gross profit was partially offset by a decrease in selling, general and administrative expenses, primarily due to decreased store operating expenses including lower incentive compensation, brand and community costs, salaries and wages, and lower credit card fees as a result of lower net revenue.

Income from operations as a percentage of company-operated stores net revenue decreased primarily due to lower gross margin and deleverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $106.0 million, or 102%, to $209.6 million for the third quarter of fiscal 2020 from $103.6 million for the third quarter of fiscal 2019. The increase was primarily the result of increased gross profit of $156.1 million which was primarily due to increased net revenue, partially from the shift in guests shopping online instead of in-store. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, which was primarily due to higher variable costs including distribution costs, credit card fees, and packaging as a result of higher net revenue, as well as higher digital marketing expenses, employee costs and information technology expenses. Income from operations as a percentage of direct to consumer net revenue increased 180 basis points primarily due to leverage on selling, general and administrative expenses.
Other channels. Income from operations from our other channels decreased $15.5 million, or 92%, to $1.3 million for the third quarter of fiscal 2020 from $16.8 million for the third quarter of fiscal 2019. The decrease was primarily the result of increased selling, general and administrative expenses which increased primarily due to MIRROR digital marketing expenses, and increased credit card fees and distribution costs as a result of higher net revenue. The increase in selling, general and administrative expenses was partially offset by an increase in gross profit of $16.9 million, primarily due to increased net revenue. Income from operations as a percentage of other net revenue decreased primarily due to deleverage on selling, general and administrative expenses.
General Corporate Expense. General corporate expense increased $14.7 million, or 16%, to $107.0 million for the third quarter of fiscal 2020 from $92.3 million for the third quarter of fiscal 2019. This increase was primarily due to increases in professional fees, information technology costs, donations, depreciation, stock based compensation expense, and salaries and wages as a result of headcount growth. The increase in general corporate expense was partially offset by a decrease in incentive compensation and an increase in net foreign exchange and derivative revaluation gains of $3.2 million.
Other Income (Expense), Net
Other income, net decreased $2.5 million, or 130%, to an expense of $0.6 million for the third quarter of fiscal 2020 from income of $1.9 million for the third quarter of fiscal 2019. The decrease was primarily due to a decrease in interest income as a result of lower cash balances and lower interest rates.
Income Tax Expense
Income tax expense increased $8.9 million, or 17%, to $60.7 million for the third quarter of fiscal 2020 from $51.8 million for the third quarter of fiscal 2019. The effective tax rate for the third quarter of fiscal 2020 was 29.7% compared to 29.1% for the third quarter of fiscal 2019.
The increase in the effective tax rate was primarily due to certain non-deductible expenses related to the MIRROR acquisition which increased the effective tax rate by 80 basis points.
Net Income
Net income increased $17.7 million, or 14%, to $143.6 million for the third quarter of fiscal 2020 from $126.0 million for the third quarter of fiscal 2019. This was primarily due to an increase in gross profit of $122.3 million, partially offset by an increase in selling, general and administrative expenses of $82.5 million, an increase in income tax expense of $8.9 million, acquisition-related expenses of $8.5 million, amortization of intangible assets of $2.2 million, and a decrease in other income (expense), net of $2.5 million.

First Three Quarters Results
The following table summarizes key components of our results of operations for the first three quarters ended November 1, 2020 and November 3, 2019. The percentages are presented as a percentage of net revenue.

	Three Quarters Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands)		(Percentages)
Net revenue	$2,672,330	$2,581,805	100.0%	100.0%
Cost of goods sold	1,221,073	1,169,245	45.7	45.3
Gross profit	1,451,257	1,412,560	54.3	54.7
Selling, general and administrative expenses	1,064,172	939,930	39.8	36.4
Amortization of intangible assets	2,965	7	0.1	—
Acquisition-related expenses	22,040	—	0.8	—
Income from operations	362,080	472,623	13.5	18.3
Other income (expense), net	250	6,154	—	0.2
Income before income tax expense	362,330	478,777	13.6	18.5
Income tax expense	103,254	131,202	3.9	5.1
Net income	$259,076	$347,575	9.7%	13.5%
Net Revenue
Net revenue increased $90.5 million, or 4%, to $2.672 billion for the first three quarters of fiscal 2020 from $2.582 billion for the first three quarters of fiscal 2019. On a constant dollar basis, assuming the average exchange rates for the first three quarters of fiscal 2020 remained constant with the average exchange rates for the first three quarters of fiscal 2019, net revenue increased $98.5 million, or 4%.
The increase in net revenue was primarily due to an increase in direct to consumer net revenue, partially due to a shift in the way guests are shopping due to COVID-19, partially offset by a decrease in company-operated store net revenue as well as a decrease in net revenue from our other retail locations driven by temporary closures as a result of COVID-19 as well as reduced operating hours and restricted guest occupancy levels.
Net revenue on a segment basis for the first three quarters ended November 1, 2020 and November 3, 2019 is summarized below. The percentages are presented as a percentage of total net revenue.

	Three Quarters Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands)		(Percentages)
Company-operated stores	$1,058,927	$1,669,699	39.6%	64.7%
Direct to consumer	1,384,604	674,177	51.8	26.1
Other	228,799	237,929	8.6	9.2
Net revenue	$2,672,330	$2,581,805	100.0%	100.0%
Company-Operated Stores. Net revenue from our company-operated stores segment decreased $610.8 million, or 37%, to $1.059 billion in the first three quarters of fiscal 2020 from $1.670 billion in the first three quarters of fiscal 2019. The decrease in net revenue from our company-operated stores segment was primarily due to the impact of COVID-19. All of our stores in North America, Europe, and certain countries in Asia Pacific were temporarily closed for a significant portion of the first two quarters of fiscal 2020. COVID-19 restrictions, including reduced operating hours and occupancy limits, reduced net revenue from company-operated stores that have reopened.
Direct to Consumer. Net revenue from our direct to consumer segment increased $710.4 million, or 105%, to $1.385 billion in the first three quarters of fiscal 2020 from $674.2 million in the first three quarters of fiscal 2019. Direct to consumer net revenue increased 106% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased website traffic and improved conversion rates, partially offset by a decrease in dollar value per transaction. These changes were partially due to COVID-19, with more guests shopping online instead of in-store. During the second quarter of fiscal 2020, we held an online warehouse sale in the United States and Canada which generated net revenue of $43.3 million. We did not hold any warehouse sales during the first three quarters of fiscal 2019.
Other channels. Net revenue from our other segment decreased $9.1 million, or 4%, to $228.8 million in the first three quarters of fiscal 2020 from $237.9 million in the first three quarters of fiscal 2019. This decrease was primarily the result of COVID-19, including temporary location closures, reduced operating hours, and occupancy restrictions, partially offset by net revenue from MIRROR.
Gross Profit
Gross profit increased $38.7 million, or 3%, to $1.451 billion for the first three quarters of fiscal 2020 from $1.413 billion for the first three quarters of fiscal 2019.
Gross profit as a percentage of net revenue, or gross margin, decreased 40 basis points, to 54.3% in the first three quarters of fiscal 2020 from 54.7% in the first three quarters of fiscal 2019. The decrease in gross margin was primarily the result of an increase in costs as a percentage of revenue related to our distribution centers of 90 basis points. This was partially offset by a decrease in costs related to our product departments of 30 basis points, and an increase in product margin of 20 basis points. The increase in product margin was primarily due to lower product costs and a favorable mix of higher margin product, partially offset by higher markdowns.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $124.2 million, or 13%, to $1.064 billion in the first three quarters of fiscal 2020 from $939.9 million in the first three quarters of fiscal 2019. The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $119.4 million, comprised of:
–an increase in variable costs of $80.3 million primarily due to an increase in distribution costs and credit card fees as a result of increased direct to consumer net revenue; and
–an increase in brand and community costs of $58.4 million primarily due to an increase in digital marketing expenses; and
–a decrease in employee costs of $26.6 million primarily due to lower incentive compensation expenses in our company-operated store and other channels. This was partially offset by an increase in salaries and wages as a result of increased headcount and labor hours in our direct to consumer channel; and
–an increase in other operating costs of $7.3 million primarily due to an increase in information technology costs; and
•an increase in head office costs of $42.7 million, comprised of:
–an increase of $54.8 million primarily due to an increase in information technology costs, depreciation, and professional fees, as well as an increase in brand and community costs primarily due to donations; and
–a decrease in employee costs of $12.1 million primarily due to decreased incentive compensation expense and travel expenses, partially offset by increased salaries and wages expense as a result of headcount growth, and higher stock-based compensation expense.
The increase in selling, general and administrative expenses was partially offset by $36.4 million of government payroll subsidies which were recognized during the first three quarters of fiscal 2020 and a decrease in net foreign exchange and derivative revaluation losses of $1.4 million.
As a percentage of net revenue, selling, general and administrative expenses increased 340 basis points, to 39.8% in the first three quarters of fiscal 2020 from 36.4% in the first three quarters of fiscal 2019.
Amortization of intangible assets
Amortization of intangible assets increased to $3.0 million in the first three quarters of fiscal 2020 from less than $0.1 million in the first three quarters of fiscal 2019. This increase was the result of amortization of intangible assets recognized upon the acquisition of MIRROR.

Acquisition-related expenses
As a result of our acquisition of MIRROR in the second quarter of fiscal 2020, we recognized acquisition-related expenses of $22.0 million in the first three quarters of fiscal 2020. This included acquisition-related compensation of $12.6 million for deferred consideration for certain continuing MIRROR employees and the partial acceleration of vesting of certain options. This also included transaction and integration related costs of $10.3 million for advisory and professional services, and integration costs subsequent to the acquisition. Acquisition-related expenses were partially offset by a $0.8 million gain recognized on our existing investment. We did not have acquisition-related expenses in the first three quarters of fiscal 2019. Please refer to Note 3 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information.
Income from Operations
Income from operations decreased $110.5 million, or 23%, to $362.1 million in the first three quarters of fiscal 2020 from $472.6 million in the first three quarters of fiscal 2019. Operating margin decreased 480 basis points to 13.5% compared to 18.3% in the first three quarters of fiscal 2019.
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
Segmented income from operations for the first three quarters ended November 1, 2020 and November 3, 2019 is summarized below. The percentages are presented as a percentage of net revenue of the respective operating segments.

	Three Quarters Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
	(In thousands)		(Percentage of segment revenue)
Segmented income operations:
Company-operated stores	$76,333	$422,948	7.2%	25.3%
Direct to consumer	604,152	269,553	43.6	40.0
Other	3,622	45,860	1.6	19.3
	684,107	738,361
General corporate expense	297,022	265,731
Amortization of intangible assets	2,965	7
Acquisition-related expenses	22,040	—
Income from operations	$362,080	$472,623
Company-Operated Stores. Income from operations from our company-operated stores segment decreased $346.6 million, or 82%, to $76.3 million for the first three quarters of fiscal 2020 from income of $422.9 million for the first three quarters of fiscal 2019. The decrease was primarily the result of decreased gross profit of $437.4 million which was primarily due to lower net revenue as a result of the impact of COVID-19, as well as lower gross margin, which was primarily due to deleverage on occupancy and depreciation costs as a result of lower net revenue. This decrease in gross profit was partially offset by a decrease in selling, general and administrative expenses, primarily due to decreased store operating expenses including lower incentive compensation, credit card fees, packaging costs, and distribution costs primarily as a result of lower net revenue, as well as decreases in security and repairs and maintenance costs, and the recognition of government payroll subsidies. Income from operations as a percentage of company-operated stores net revenue decreased, primarily due to lower gross margin and deleverage on selling, general and administrative expenses.
Direct to Consumer. Income from operations from our direct to consumer segment increased $334.6 million, or 124%, to $604.2 million for the first three quarters of fiscal 2020 from $269.6 million for the first three quarters of fiscal 2019. The increase was primarily the result of increased gross profit of $481.4 million which was primarily due to increased net revenue, partially from the shift in guests shopping online instead of in-store. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging as a result of higher net revenue, as well as higher digital marketing expenses and employee costs. Income from operations as a percentage of direct to consumer net revenue increased 360 basis points, primarily due to leverage on selling, general and administrative expenses and higher gross margin.

Other channels. Income from operations from our other channels decreased $42.2 million, or 92%, to $3.6 million for the first three quarters of fiscal 2020 from $45.9 million for the first three quarters of fiscal 2019. This was primarily due to increased selling, general and administrative expenses, primarily due to digital marketing expenses related to MIRROR, as well as distribution costs and credit card fees as a result of revenue generated from MIRROR, and a decrease in gross profit of $5.3 million. Income from operations as a percentage of other net revenue decreased primarily due to deleverage on selling, general and administrative expenses.
General Corporate Expense. General corporate expense increased $31.3 million, or 12%, to $297.0 million for the first three quarters of fiscal 2020 from $265.7 million for the first three quarters of fiscal 2019. This increase was primarily due to increases in information technology costs, salaries and wages as a result of headcount growth, depreciation, professional fees, donations, and stock based compensation expense. The increase in general corporate expense was partially offset by a decrease in incentive compensation, the recognition of government payroll subsidies, and a decrease in net foreign exchange and derivative revaluation losses of $1.4 million.
Other Income (Expense), Net
Other income, net decreased $5.9 million, or 96%, to $0.3 million for the first three quarters of fiscal 2020 from $6.2 million for the first three quarters of fiscal 2019. The decrease was primarily due to a decrease in net interest income as a result of lower cash balances and lower interest rates.
Income Tax Expense
Income tax expense decreased $27.9 million, or 21%, to $103.3 million for the first three quarters of fiscal 2020 from $131.2 million for the first three quarters of fiscal 2019. The effective tax rate for the first three quarters of fiscal 2020 was 28.5% compared to 27.4% for the first three quarters of fiscal 2019.
The increase in the effective tax rate was primarily due to certain non-deductible expenses related to the MIRROR acquisition which increased the effective tax rate by 90 basis points, new regulations which resulted in additional foreign tax credits being recognized in the first three quarters of fiscal 2019, and certain non-deductible expenses in foreign jurisdictions. This was partially offset by an increase in tax deductions related to stock-based compensation.
Net Income
Net income decreased $88.5 million, or 25%, to $259.1 million for the first three quarters of fiscal 2020 from $347.6 million for the first three quarters of fiscal 2019. This was primarily due to an increase in selling, general and administrative expenses of $124.2 million, acquisition-related expenses of $22.0 million, amortization of intangible assets of $3.0 million, and a decrease in other income (expense), net of $5.9 million, partially offset by an increase in gross profit of $38.7 million, and a decrease in income tax expense of $27.9 million.
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
We use comparable store sales to assess the performance of our existing stores as it allows us to monitor the performance of our business without the impact of recently opened or expanded stores. We use total comparable sales to evaluate the performance of our business from an omni-channel perspective. We therefore believe investors would similarly find these metrics useful in assessing the performance of our business.
As the temporary closures from COVID-19 resulted in a significant number of stores being removed from our comparable store base during the first two quarters of fiscal 2020, total comparable sales and comparable store sales for year-to-date periods are not currently representative of the underlying trends of our business. We do not believe these year-to-date metrics are currently useful to investors in understanding performance, therefore we have not included these metrics in our discussion and analysis of results of operations. As most of our stores were open during the third quarter of fiscal 2020, and our comparable store base therefore included the majority of our stores, we have included total comparable sales and comparable store sales on a quarter-to-date basis in our discussion and analysis of results of operations.
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
Constant dollar changes in net revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	Quarter Ended November 1, 2020		Three Quarters Ended November 1, 2020
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change	$201,288	22%	$90,525	4%
Adjustments due to foreign exchange rate changes	(6,656)	(1)	7,994	—
Change in constant dollars	$194,632	21%	$98,519	4%

Constant dollar changes in total comparable sales, comparable store sales, and direct to consumer net revenue
The below changes in total comparable sales, comparable store sales, and direct to consumer net revenue show the change compared to the corresponding period in the prior year. As the temporary closures from COVID-19 resulted in a significant number of stores being removed from our comparable store base during the first two quarters of fiscal 2020, total comparable sales and comparable store sales are only reported on a quarter-to-date basis.

	Quarter Ended November 1, 2020			Three Quarters Ended November 1, 2020
	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue	Direct to Consumer Net Revenue
Change	19%	(17)%	94%	105%
Adjustments due to foreign exchange rate changes	(1)	(1)	(1)	1
Change in constant dollars	18%	(18)%	93%	106%
__________
(1)Total comparable sales includes comparable store sales and direct to consumer sales.
(2)Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 full fiscal months, or open for at least 12 full fiscal months after being significantly expanded.

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
As of November 1, 2020, our working capital, excluding cash and cash equivalents, was $388.4 million, our cash and cash equivalents were $481.6 million, and our capacity under our committed revolving credit facilities was $697.3 million. On December 4, 2020, we gave notice to terminate our $300.0 million 364-day unsecured revolving credit facility, which will reduce the available capacity under our committed revolving credit facilities to $397.3 million.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	Three Quarters Ended
	November 1, 2020	November 3, 2019
	(In thousands)
Total cash provided by (used in):
Operating activities	$85,404	$95,106
Investing activities	(616,544)	(212,475)
Financing activities	(81,404)	(179,555)
Effect of exchange rate changes on cash	620	1,757
Decrease in cash and cash equivalents	$(611,924)	$(295,167)
Operating Activities
Cash flows provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense, and the effect of changes in operating assets and liabilities.
Cash provided by operating activities decreased $9.7 million, to $85.4 million for the first three quarters of fiscal 2020 compared to $95.1 million for the first three quarters of fiscal 2019, primarily as a result of the following:
•A decrease of $88.5 million in net income, primarily due temporary closures as well as reduced operating hours and limited guest occupancy levels as a result of COVID-19.
The decrease in net income was partially offset by the following;
•an increase of $65.5 million from changes in operating assets and liabilities, primarily due to the following:
–an increase of $63.0 million related to other accrued liabilities, primarily due to increases in accrued duty, freight, and other operating expenses as well as an increase in the sales return allowance as a result of COVID-19 reducing in-period returns;
–an increase of $52.5 million related to accounts payable;
–an increase of $17.2 million related to income taxes due to payments for withholding taxes on repatriated foreign earnings in the first quarter of fiscal 2019; and
–an increase of $1.2 million related to inventories.
The increase from changes in operating assets and liabilities was partially offset by the following:
–a decrease of $40.1 million related to prepaid expenses and other current and non-current assets, including increases in cloud computing implementation costs; and

–a decrease of $26.9 million related to accrued compensation.
•an increase of $13.3 million from adjustments to reconcile net income to net cash provided by operating activities other than changes in operating assets and liabilities, primarily related to an increase in depreciation and amortization, partially offset by a decrease in the settlement of derivatives not designated in a hedging relationship.
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
Cash used in investing activities increased $404.1 million to $616.5 million for the first three quarters of fiscal 2020 from $212.5 million for the first three quarters of fiscal 2019. The increase was primarily the result of the acquisition of MIRROR, partially offset by a decrease in capital expenditures for our company-operated stores.
Financing Activities
Cash flows used in financing activities consist primarily of cash used to repurchase shares of our common stock, certain cash flows related to stock-based compensation, and other financing activities.
Cash used in financing activities decreased $98.2 million to $81.4 million for the first three quarters of fiscal 2020 compared to $179.6 million for the first three quarters of fiscal 2019. The decrease was primarily the result of a decrease in stock repurchases.
Cash used in financing activities for the first three quarters of fiscal 2020 included $63.7 million to repurchase 0.4 million shares of our common stock compared to $173.1 million to repurchase 1.1 million shares for the first three quarters of fiscal 2019. During the first three quarters of fiscal 2019, 1.0 million shares were repurchased in a private transaction. We did not purchase any shares in a private transaction during the first three quarters of fiscal 2020. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
We believe the cash and cash equivalent balances, cash flows from operations, and borrowings available under the $400.0 million unsecured revolving credit facility are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. The cash from operations may be negatively impacted by a decrease in demand for our products, the continuing impact of COVID-19, as well as the other factors described in Item 1 of Part II of this Quarterly Report on Form 10-Q. In addition, discretionary capital improvements may be made with respect to the stores, distribution facilities, headquarters, or systems. Strategic investments or repurchase of shares under an approved stock repurchase program may be made, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such expenditures out of our cash and cash equivalents and cash generated from operations.
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
We are also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and we are not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated and the maturity of any outstanding amounts may be accelerated. As of November 1, 2020, we were in compliance with the covenants of the credit facility.
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
As of November 1, 2020, aside from letters of credit of $2.7 million, we had no other borrowings outstanding under this credit facility.
Mainland China revolving credit facility
In December 2019, we entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility. The terms are reviewed on an annual basis. The facility includes a revolving loan of up to 100.0 million Chinese Yuan as well as a financial bank guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. In U.S. dollars, the uncommitted and unsecured revolving credit facility is equivalent to $19.4 million, the revolving loan is equivalent of up to $14.9 million, and the financial bank guarantee facility is equivalent of up to $4.5 million. Loans are available in Chinese Yuan for a period not to exceed 12 months, and interest accrues on them at a rate equal to 105% of the applicable PBOC Benchmark Lending Rate. Guarantees have a commission equal to 1% per annum of the outstanding amount. We are required to follow certain covenants. As of November 1, 2020, we were in compliance with the covenants. As of November 1, 2020, there were no borrowings outstanding under this credit facility.
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

We are also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.50:1.00 and we are not permitted to allow the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) to be less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of November 1, 2020, we were in compliance with the covenants. As of November 1, 2020, there were no borrowings outstanding under this credit facility.
On December 4, 2020, we gave notice to terminate this 364-day unsecured revolving credit facility. It will be terminated without penalty on December 11, 2020.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of November 1, 2020, letters of credit and letters of guarantee totaling $2.7 million had been issued.
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

Operating Locations
Our company-operated stores by country as of November 1, 2020 and February 2, 2020 are summarized in the table below.

	November 1, 2020	February 2, 2020
United States	314	305
Canada	61	63
People's Republic of China(1)	50	38
Australia	31	31
United Kingdom	16	14
Japan	7	7
Germany	7	6
New Zealand	7	7
South Korea	7	5
Singapore	4	4
France	3	3
Malaysia	2	2
Sweden	2	2
Ireland	1	1
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	515	491
__________
(1)Included within PRC as of November 1, 2020, were seven company-operated stores in the Hong Kong Special Administrative Region, two company-operated stores in the Macao Special Administration Region, and two company-operated store in Taiwan, PRC. As of February 2, 2020, there were six company-operated stores in the Hong Kong Special Administrative Region, two company-operated stores in the Macao Special Administration Region, and one company-operated store in Taiwan, PRC.
Our retail locations have experienced temporary closures during the first three quarters of fiscal 2020 as a result of COVID-19. Almost all locations were open during the third quarter of fiscal 2020. Subsequent to November 1, 2020, while almost all of our retail locations have remained open, we have experienced some temporary closures and are currently operating with tighter capacity restrictions in certain markets.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of November 1, 2020, there were eight licensed locations, including four in Mexico, three in the United Arab Emirates, and one in Qatar.
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
As of November 1, 2020, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 9 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first three quarters of fiscal 2020, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $6.7 million increase in accumulated other comprehensive loss within stockholders' equity. During the first three quarters of fiscal 2019, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $0.9 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first three quarters of fiscal 2020 would have resulted in lower income from operations of approximately $10.6 million in the first three quarters of fiscal 2020. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first three quarters of fiscal 2020. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facilities provide us with available borrowings in an amount up to $700.0 million in the aggregate. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of November 1, 2020, aside from letters of credit of $2.7 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions to be made regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a quarterly basis, and as needed.
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at November 1, 2020. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at November 1, 2020, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended November 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 13 to the unaudited interim consolidated financial statements included in Item 1 of Part I of this report and in our fiscal 2019 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our financial position, results of operations or cash flows.
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
Risks related to our business and industry
Our success depends on our ability to maintain the value and reputation of our brand. .
Our success depends on the value and reputation of the lululemon brand Any harm to our brand and reputation could have a material adverse effect on our financial condition. The lululemon name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product, and guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand and reputation could be adversely affected if we fail to achieve these objectives, if our public image was to be tarnished by negative publicity, which could be amplified by social media, if we fail to deliver innovative and high quality products acceptable to our guests, or if we face or mishandle a product recall. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.
The current COVID-19 coronavirus pandemic and related government, private sector, and individual consumer responsive actions have and will continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity, and cash flow.
The outbreak of the COVID-19 coronavirus disease has been declared a pandemic by the World Health Organization and has spread across the United States, Canada, and most other countries globally. Related government and private sector responsive actions have significantly affected our business operations and will likely continue to do so for the foreseeable future.
The spread of COVID-19 has caused public health officials to impose restrictions and recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and lifestyle centers. In March 2020, we temporarily closed the majority of our stores, and we have implemented precautionary measures in line with guidance from local authorities in the stores we have reopened. These measures include restrictions such as limitations on the number of guests allowed in our stores at any single time, minimum physical distancing requirements, and limited operating hours. We do not know how the measures recommended by local authorities or implemented by us may change over time or what the duration of these restrictions will be. There is significant uncertainty regarding what the results of operations of reopened stores will be.
Further resurgences in COVID-19 cases could cause additional restrictions, including temporarily closing all or some of our stores again. An outbreak at one of our locations, even if we follow appropriate precautionary measures, could negatively impact our employees, guests, and brand. There is uncertainty over the impact of COVID-19 on the U.S., Canadian, and global economies, consumer willingness to visit stores, malls, and lifestyle centers, and employee willingness to staff our stores once they reopen. There is also uncertainty regarding potential long-term changes to consumer shopping behavior and preferences and whether consumer demand will recover when restrictions are lifted.
We may be impacted by other business disruptions related to COVID-19, including disruptions to our sourcing and manufacturing or to our distribution facilities. Both of our distribution centers in the United States have experienced temporary closures due to COVID-19.

The temporary closure of the majority of our retail locations during the first two quarters of fiscal 2020, as well as other impacts of COVID-19, have negatively impacted our cash flows from operations and our liquidity. The length and severity of the pandemic, as well as the pace of recovery could negatively impact our future cash flows. The availability of federal, state, and foreign funding programs is uncertain.
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

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and differentiated products, we may not be able to maintain or increase our sales and profitability.
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
Temporary closures due to COVID-19, changes in consumer shopping preferences, and shifts in distribution channels could materially impact our results of operations.
We sell our products through a variety of channels, with a significant portion through traditional brick-and-mortar retail channels. Many of our stores have temporarily closed due to the impacts of COVID-19, and we are unable to predict the breadth and duration of the restrictions, if there will be additional restrictions, and if temporary closures are needed again. As strong e-commerce channels emerge and develop, we are evolving towards an omni-channel approach to support the shopping behavior of our guests. This involves country and region specific websites, social media, product notification emails, mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, and online order fulfillment through stores. The diversion of sales from our company-operated stores could adversely impact our return on investment and could lead to store closures and impairment charges. We could have difficulty in recreating the in-store experience through direct channels. Our failure to successfully integrate our digital and physical channels and respond to these risks might adversely impact our business and results of operations, as well as damage our reputation and brands.
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
The acquisition of MIRROR had a significant impact on our cash flows. We have incurred and expect to continue to incur costs in connection with the acquisition including fees for financial and legal advisors as well as expenses incurred in integrating MIRROR. These costs could limit our operating flexibility ability to take responsive actions to current and future economic uncertainty, including the ongoing impact of COVID-19. The acquisition of MIRROR may also divert investment away from our existing business.
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
Competition, including from other in-home fitness providers as well as in-person fitness studios, and trends of consumer preferences, could also impact the level of subscriptions and therefore our results of operations.
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

Risks related to our supply chain
Our reliance on suppliers to provide fabrics for and to produce our products could cause problems if we experience a disruption in the supply chain and we are unable to secure additional suppliers of fabrics or other raw materials, or manufacturers of our end products.
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
Risks related to information security and technology
Our inability to safeguard against security breaches or our failure to comply with data privacy laws could damage our customer relationships and result in significant legal and financial exposure.
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

Risks related to global economic, political, and regulatory conditions
An economic recession, depression, downturn or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.
Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions (particularly those in North America), high levels of unemployment, health pandemics (such as the impact of the current COVID-19 coronavirus pandemic, including reduced store traffic and widespread temporary closures of retail locations), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, tax rates and general uncertainty regarding the overall future economic environment. To date, COVID-19 and related restrictions and mitigation measures have negatively impacted the global economy and created significant volatility and disruption of financial markets. While the duration and severity of the economic impact of COVID-19 is unknown, any recession, depression or general downturn in the global economy will negatively affect consumer confidence and discretionary spending. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
Global economic and political conditions and global events such as health pandemics could adversely impact our results of operations.
Uncertain or challenging global economic and political conditions could impact our performance, including our ability to successfully expand internationally. Global economic conditions could impact levels of consumer spending in the markets in which we operate, which could impact our sales and profitability. Political unrest could negatively impact our guests and employees, reduce consumer spending, and adversely impact our business and results of operations. Health pandemics, such as the current COVID-19 coronavirus pandemic, and the related governmental, private sector and individual consumer responsive actions could contribute to a recession, depression, or global economic downturn, reduce store traffic and consumer spending, result in temporary or permanent closures of retail locations, offices, and factories, and could negatively impact the flow of goods.
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
Risks related to intellectual property
Our fabrics and manufacturing technology generally are not patented and can be imitated by our competitors. If our competitors sell similar products to ours at lower prices, our net revenue and profitability could suffer.
The intellectual property rights in the technology, fabrics, and processes used to manufacture our products generally are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we do not generally own patents or hold exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing, and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors sell similar products to ours at lower prices, our net revenue and profitability could suffer.
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
Risks related to legal and governance matters
We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the quarter ended November 1, 2020 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 3, 2020 - August 30, 2020	—	—	—	$263,646,016
August 31, 2020 - October 4, 2020	—	—	—	263,646,016
October 5, 2020 - November 1, 2020	—	—	—	263,646,016
Total	—		—
__________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of fiscal 2020.
(2)On January 31, 2019, our board of directors approved a stock repurchase program of up to $500 million of our common shares on the open market or in privately negotiated transactions. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.
On December 1, 2020, our board of directors approved an increase in the remaining authorization of our existing stock repurchase program from $263.6 million to $500.0 million. The repurchase plan has no time limit.
The following table provides information regarding our purchases of shares of our common stock during the quarter ended November 1, 2020 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 3, 2020 - August 30, 2020	4,232	$357.25	4,232	4,685,404
August 31, 2020 - October 4, 2020	6,923	326.53	6,923	4,678,481
October 5, 2020 - November 1, 2020	4,817	333.47	4,817	4,673,665
Total	15,972		15,972
__________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of fiscal 2020.
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

ITEM 5. OTHER EVENTS
On December 1, 2020, our board of directors approved an increase in the remaining authorization on our existing stock repurchase program from $263.6 million to $500.0 million. The timing, pricing, and actual number of common shares to be repurchased will depend upon prevailing market conditions, applicable legal requirements, and other factors. The repurchase plan has no time limit, does not require the repurchase of any minimum amount or number of shares, and may be suspended, modified, or discontinued at any time without prior notice.
On December 4, 2020, we gave notice to terminate our 364-day unsecured revolving credit facility. The $300.0 million facility was due to mature on June 28, 2021 and will be terminated without penalty on December 11, 2020. Following this termination, we will have available capacity of $397.3 million under our unsecured five-year revolving credit facility which matures on June 6, 2023.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Amendment to Executive Employment Agreement, effective as of October 27, 2020, between lululemon athletica canada inc. and Celeste Burgoyne	X

10.2*	Executive Employment Agreement, effective as of November 23, 2020, between lululemon athletica inc. and Meghan Frank	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2020, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: December 10, 2020

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Amendment to Executive Employment Agreement, effective as of October 27, 2020, between lululemon athletica canada inc. and Celeste Burgoyne	X

10.2*	Executive Employment Agreement, effective as of November 23, 2020, between lululemon athletica inc. and Meghan Frank	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2020, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

**	Furnished herewith.