Form 10-K
period 2021-01-31
lululemon athletica inc.
filed 2021-03-30
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________

 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2020 was approximately $36,382,000,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 31, 2020. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors, and owners of 10% or more of the outstanding voting stock of the registrant on July 31, 2020.
Common Stock: At March 24, 2021 there were 125,164,616 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares: At March 24, 2021, there were outstanding 5,203,012 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 24, 2021, the registrant had outstanding 5,203,012 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ITEM 1. BUSINESS
General
lululemon athletica inc. is principally a designer, distributor, and retailer of healthy lifestyle inspired athletic apparel and accessories. We have a vision to be the experiential brand that ignites a community of people through sweat, grow, and connect, which we call "living the sweatlife." Since our inception, we have fostered a distinctive corporate culture; we promote a set of core values in our business which include taking personal responsibility, nurturing entrepreneurial spirit, acting with honesty and courage, valuing connection and inclusion, and choosing to have fun. These core values attract passionate and motivated employees who are driven to achieve personal and professional goals, and share our purpose "to elevate the world by unleashing the full potential within every one of us."
In this Annual Report on Form 10-K for the fiscal year ended January 31, 2021, lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon," "the Company," "we," "us," or "our." We refer to the fiscal year ended January 31, 2021 as "2020" and the fiscal year ended February 2, 2020 as "2019."
Components of this discussion of our business include:
•Our Products
•Our Market
•Our Segments
•Community-Based Marketing
•Product Design and Development
•Sourcing and Manufacturing
•Distribution Facilities
•Competition
•Seasonality
•Human Capital
•Intellectual Property
•Securities and Exchange Commission Filings
Our Products
Our healthy lifestyle inspired athletic apparel and accessories are marketed under the lululemon brand. We offer a comprehensive line of apparel and accessories. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other sweaty pursuits. We also offer a range of products designed for being On the Move and fitness-related accessories. We expect to continue to broaden our merchandise offerings through expansion across these product areas.
Our design and development team continues to source technically advanced fabrics, with new feel and fit, and craft innovative functional features for our products. Through our vertical retail strategy and direct connection with our customers, who we refer to as guests, we are able to collect feedback and incorporate unique performance and fashion needs into our design process. In this way, we believe we are better positioned to address the needs of our guests, helping us advance our product lines and differentiate us from the competition.
During the second quarter of 2020, we acquired Curiouser Products Inc., dba MIRROR. MIRROR is an in-home fitness company with an interactive workout platform that features live and on-demand classes. The acquisition of MIRROR bolsters our digital sweatlife offerings and brings immersive and personalized in-home sweat and mindfulness content to new and existing lululemon guests.
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
Although our largest customer group is made up of guests who shop our women's range, representing 69% of our 2020 net revenue, we also design a comprehensive men's line and have a targeted strategy in place. Our business is growing as more guests discover the technical rigor and premium quality of our men's products, and are attracted by our distinctive brand.
North America is our largest market by geographical split, representing 86% of our 2020 net revenue. We are expanding internationally across Europe, the People's Republic of China ("PRC"), and the rest of Asia Pacific. We are expanding in these regions via a decentralized model, allowing for local community insight and consumer preference to inform our strategic expansion.
Our Segments
We primarily conduct our business through two channels: company-operated stores and direct to consumer.
We also conduct business through MIRROR, operate outlets and temporary locations, serve certain wholesale accounts, have license and supply arrangements, and hold warehouse sales from time to time. The financial results of these operations are disclosed in Other.

Company-Operated Stores
At the end of 2020, we operated 521 stores in 17 countries across the globe. In addition to being a venue to sell our products, our stores give us a direct connection to our guest, which we view as a valuable tool in helping us build our brand and product line. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls.

Number of company-operated stores by country	January 31, 2021	February 02, 2020
United States	315	305
Canada	62	63
People's Republic of China(1)	55	38
Australia	31	31
United Kingdom	16	14
Germany	7	6
New Zealand	7	7
South Korea	7	5
Japan	6	7
Singapore	4	4
France	3	3
Malaysia	2	2
Sweden	2	2
Ireland	1	1
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	521	491
__________
(1)PRC included seven stores in Hong Kong, Special Administrative Region, two stores in Macao, Special Administration Region, and two stores in Taiwan, as of January 31, 2021. As of February 2, 2020, there were six stores in Hong Kong, Special Administrative Region, two stores in Macao, Special Administration Region, and one store in Taiwan.
We opened 30 net new company-operated stores in 2020, including 21 net new stores outside of North America.
We perform ongoing evaluations of our portfolio of company-operated store locations. During 2020, we closed 10 of our lululemon branded company-operated stores. As we continue our evaluations we may, in the future, close or relocate additional company-operated stores.
In fiscal 2021, our new store growth will come primarily from company-operated store openings in Asia and in the United States. Our real estate strategy over the next several years will not only consist of opening new company-operated stores, but also in overall square footage growth through store expansions and relocations.
We believe that our innovative retail concept and guest experience contribute to the success of our stores. We typically use sales per square foot to assess the performance of our company-operated stores. As a significant number of our stores were temporarily closed due to COVID-19 during the first two quarters of 2020, we do not believe sales per square foot is currently useful to investors in understanding performance, therefore we have not included this metric.
Direct to Consumer
We believe that e-commerce is convenient for our core guest and enhances the image of our brand. Our direct to consumer channel also allows us to reach and serve guests in markets beyond where our physical retail locations are based. We believe this channel is effective in building brand awareness, especially in new markets.

We serve our guests via our e-commerce website www.lululemon.com, other country and region specific websites, and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers or other retail locations.
We continue to evolve and integrate our digital and physical channels in order to enrich our interactions with our guests, and to provide an enhanced omni-channel experience.
Other
Our other operations include:
•MIRROR - we offer in-home fitness through an interactive workout platform that allows our guests to subscribe for live and on-demand classes
•Outlets and warehouse sales - We utilize outlets as well as physical warehouse sales, which are held from time to time, to sell slow moving inventory and inventory from prior seasons at discounted prices. As of January 31, 2020, we operated 38 outlets, with the majority in North America.
•Temporary locations - Our temporary locations, including seasonal stores, are typically opened for a short period of time. We believe these retail locations enable us to serve guests during peak shopping periods in markets where we do not ordinarily have a physical location, or enable us to better serve our guest in markets where we see high demand at our existing locations.
•Wholesale - Our wholesale accounts include premium yoga studios, health clubs, and fitness centers. We believe these premium wholesale locations offer an alternative distribution channel that is convenient for our core guest and enhances the image of our brand. We do not intend wholesale to be a significant contributor to overall sales. Instead, we use the channel to build brand awareness, including outside of North America.
•License and supply arrangements - We enter into license and supply arrangements from time to time when we believe that it will be to our advantage to partner with companies and individuals with significant experience and proven success in certain target markets.
We have license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, and Mexico. We retain the rights to sell lululemon products through our e-commerce websites in these countries. Under these arrangements we supply the partners with lululemon products, training and other support. An extension to the initial term of the agreement for the Middle East was signed in 2020 and it extends the arrangement to December 2024. The initial term of the agreement for Mexico expires in November 2026. As of January 31, 2021, there were four licensed retail locations in Mexico, three in the United Arab Emirates, and one in Qatar, which are not included in the above company-operated stores table.
Community-Based Marketing
We utilize a community-based approach to build brand awareness and guest loyalty. We pursue a multi-faceted strategy which leverages our local teams and ambassadors, digital marketing and social media, in-store community boards, and a variety of grassroots initiatives. We also plan to complement and amplify our community-based initiatives with global brand-building activity.
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
We work with a group of approximately 40 vendors that manufacture our products, five of which produced 59% of our products in 2020, with the largest manufacturer producing 17%. During 2020, 33% of our products were manufactured in Vietnam, 20% in Cambodia, 12% in Sri Lanka, and 9% in the PRC, including 2% in Taiwan.
We work with a group of approximately 65 suppliers to provide the fabrics for our products. In 2020, 65% of our fabrics were produced by our top five fabric suppliers, with the largest manufacturer producing 29%. During 2020, 45% of our fabrics originated from Taiwan, 18% from Mainland China, 16% from Sri Lanka, and the remainder from other regions.
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
Distribution Facilities
We operate and distribute finished products from our distribution facilities in the United States, Canada, and Australia. We own our distribution center in Columbus, Ohio, and lease our other distribution facilities. We also utilize third-party logistics providers to warehouse and distribute finished products from their warehouse locations in the United Sates, the PRC, and the Netherlands. We regularly evaluate our distribution infrastructure and consolidate or expand our distribution capacity as we believe appropriate for our operations and to meet anticipated needs.
Competition
Competition in the athletic apparel industry is based principally on brand image and recognition as well as product quality, innovation, style, distribution, and price. We believe that we successfully compete on the basis of our premium brand image and our technical product innovation. We also believe our ability to introduce new product innovations, combine function and fashion, and connect through in-store, online, and community experiences sets us apart from our competition. In addition, we believe our vertical retail distribution strategy and community-based marketing differentiates us further, allowing us to more effectively control our brand image and connect with our guest.
The market for athletic apparel is highly competitive. It includes increasing competition from established companies that are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG, Under Armour, Inc, and Columbia Sportswear Company. We also compete with retailers who have expanded to include women's athletic apparel including The Gap, Inc. (including the Athleta brand), Victoria's Secret with its sport and lounge offering, and Urban Outfitters, Inc.
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 56% and 47% of our full year operating profit during the fourth quarters of 2020 and 2019, respectively. Due to a significant number of our company-operated stores being temporarily closed due to COVID-19 during the first two quarters of 2020, we earned a higher proportion of our operating profit during the last two quarters of 2020 compared to prior years.

Human Capital
Our Impact Agenda sets out our social and environmental commitments and strategy — across three interconnected pillars, Be Human, Be Well, and Be Planet. The Be Human pillar of our Impact Agenda sets out our focus areas with respect to our employees and broader community:
•advancing a culture of Inclusion, Diversity, Equity, and Action (“IDEA”);
•supporting our employees through whole-person opportunities; and
•supporting the well-being of the people who make our products in our supply chain.
In 2020, as a response to the COVID-19 pandemic, we also implemented a range of measures to provide financial support to our employees and community and to ensure the safety for our people and guests.
Advancing a culture of Inclusion, Diversity, Equity and Action
We continually endeavor to create an environment that is equitable, inclusive, and fosters personal growth.
Diversity and inclusion are key components of our culture and are fundamental to achieving our strategic priorities and future vision. The diversity of our teams and working in an inclusive culture enables increased employee engagement, better decision making, greater adaptability, creativity, and a deeper understanding of the communities we serve. We are proud that as of January 31, 2021, approximately 55% of our board of directors, 65% of our senior executive leadership team, and 50% of all vice presidents and above are women, while approximately 75% of our overall workforce are women.(1)
We maintain 100% gender pay equity within our entire global employee population, meaning equal pay for equal work across genders. We have achieved pay equity across all areas of diversity in the United States and are seeking, to the extent permitted under local law and regulation, to collect the data necessary to confirm complete pay equity globally.
We are investing $5 million to fund to our global IDEA activities. These funds can further support the career progress of our diverse talent and increase access to internal opportunities and professional development. We offer all employees IDEA education, training, and guided conversations on a variety of topics, including anti-racism, anti-discrimination, and inclusive leadership behaviors. We aim to foster a culture of inclusion by making IDEA part of our everyday conversation, and frequently review our policies, programs, and practices to identify ways to be more inclusive and equitable.
Supporting our employees through whole-person opportunities
We believe that each of our approximately 25,000 people are key to the success of our business. We strive to foster a distinctive culture rooted in our core values that attracts and retains passionate and motivated employees who are driven to achieve personal and professional goals. We believe our people succeed because we create an environment that fosters growth and is diverse and equitable.
We assess our performance and identify opportunities for improvement through an annual employee engagement survey. In 2020, the participation rate was in excess of 90% and our employee engagement score was in the top 10% of retailers.(2) Our engagement score tells us whether our employees believe lululemon is a great place to work, whether they believe they are able to use their strengths at work, if they are motivated, and whether they would recommend lululemon as a great place to work.
(1) While we track male and female genders, we acknowledge this is not fully encompassing of all gender identities.
(2) Based on an industry benchmark provided by the third party that administers this survey to our employees.

We understand that health and wealth programs need to offer choice at all stages of life. Our current offerings to support whole-person opportunities include, among other things:
•Competitive compensation which rewards exceptional performance;
•A parenthood program which is a gender-neutral benefit that provides all eligible employees up to six months of paid leave;
•An employee assistance program which provides free, confidential, support to all our employees and their families in a variety of areas from mental well-being to financial services to advice for new parents;
•Personal resilience tools to employees, ambassadors, and suppliers;
•Reimbursement programs which reward physical activity; and
•A Fund your Future program for eligible employees which offers partial contribution matches to a pension plan and employee share purchase plan.
Supporting the wellbeing of the people who make our products in our supply chain
We partner with our suppliers to work towards creating safe, healthy, and equitable environments that support the wellbeing of all the people who make our products. Our Vendor Code of Ethics is the foundation of our supplier partnerships. It adheres to international standards for working conditions, workers’ rights, and environmental protection, and its implementation focuses on prevention, monitoring, and improvement. Beyond labor compliance, we are committed to supporting worker wellbeing, building on years of partnerships with our suppliers around workplace practices and community support initiatives.
We recently developed and implemented our Foreign Migrant Worker Standard, which outlines our expectations with respect to foreign migrant workers. This program, which has been successfully executed in Taiwan, has benefited approximately 2,700 migrant workers by virtually eliminating worker-paid fees. Based on lessons learned from this program, we are now expanding beyond Taiwan so that we can further support foreign migrant workers globally.
Our COVID-19 response
We closely monitor the changing landscape of COVID-19 so that we can make appropriate decisions to support and keep our people safe. We acted swiftly during the year in response to the crisis by temporarily closing our stores, committing to pay protection for employees, launching our We Stand Together Fund, and launching our Ambassador Relief Fund.
When our stores temporarily closed, we guaranteed pay to our North American employees through the entire closure period. As stores re-opened, we kept a pay guarantee in place, should a store need to close again for any reason, including if weather-related or related to civil unrest. We now have a minimum pay guarantee policy by role.
We created a wide range of resiliency and connection sessions and tools to support our people during the pandemic and we made these resources available to our guests and the broader community.
Our We Stand Together Fund was established to support employees facing significant financial hardship with relief grants for basic and critical needs. To establish this fund, for three months the senior leadership team contributed 20% of their salary and our board of directors contributed 100% of their cash retainer, and employees donated as well. We plan to fund this program on an ongoing basis to aid affected employees. Separately, we contributed $4.5 million to our Ambassador Relief Fund to assist ambassador-run fitness studios with basic operating costs.
As we continue to navigate the COVID-19 pandemic, we continue to prioritize the safety of our people and our guests. We are closely monitoring the situation in every market and community which we serve. We will temporarily close stores and restrict operations as necessary, based upon information from government and health officials.
Intellectual Property
We have trademark rights on many of our products and believe having distinctive marks that are readily identifiable is an important factor in building our brand image and in distinguishing our products from the products of others. We consider our lululemon and wave design trademarks to be among our most valuable assets. In addition, we own many other trademarks for names of several of our brands, slogans, fabrics and products. We own registered and pending U.S. and foreign utility and design patents, industrial designs in Canada, and registered community designs in Europe that protect our product innovations, distinctive apparel, and accessory designs.

Securities and Exchange Commission Filings
Our website address is www.lululemon.com. We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. Also available on our website are printable versions of our Code of Business Conduct and Ethics and charters of the standing committees of our board of directors. Information on our website does not constitute part of this annual report on Form 10-K or any other report we file or furnish with the SEC.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-K, the following risk factors, as well as additional factors not presently known to us or that we currently deem to be immaterial, should be considered in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected as a result of any of these risks.
Risks related to our business and industry
Our success depends on our ability to maintain the value and reputation of our brand.
The lululemon name is integral to our business as well as to the implementation of our expansion strategies. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product, and guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand and reputation could be adversely affected if we fail to achieve these objectives, if our public image was to be tarnished by negative publicity, which could be amplified by social media, if we fail to deliver innovative and high quality products acceptable to our guests, or if we face or mishandle a product recall. Our reputation could also be impacted by adverse publicity, whether or not valid, regarding allegations that we, or persons associated with us or formerly associated with us, have violated applicable laws or regulations, including but not limited to those related to safety, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cybersecurity. Additionally, while we devote considerable effort and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.
The current COVID-19 coronavirus pandemic and related government, private sector, and individual consumer responsive actions have and will continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity, and cash flow.
The outbreak of COVID-19 has spread across the United States, Canada, and most other countries globally. Related government and private sector responsive actions have significantly affected our business operations and will likely continue to do so for the foreseeable future.
The spread of COVID-19 has caused health officials to impose restrictions and recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and lifestyle centers. Our stores have experienced temporary closures, and we have implemented precautionary measures in line with guidance from local authorities in the stores that are open. These measures include restrictions such as limitations on the number of guests allowed in our stores at any single time, minimum physical distancing requirements, and limited operating hours. We do not know how the measures recommended by local authorities or implemented by us may change over time or what the duration of these restrictions will be.
Further resurgences in COVID-19 cases, including from variants, could cause additional restrictions, including temporarily closing all or some of our stores again. An outbreak at one of our locations, even if we follow appropriate precautionary measures, could negatively impact our employees, guests, and brand. There is uncertainty over the impact of COVID-19 on the U.S., Canadian, and global economies, consumer willingness to visit stores, malls, and lifestyle centers, and employee willingness to staff our stores as the pandemic continues and if there are future resurgences. There is also uncertainty regarding potential long-term changes to consumer shopping behavior and preferences and whether consumer demand will recover when restrictions are lifted.
We may be impacted by other business disruptions related to COVID-19, including disruptions to our sourcing and manufacturing or to our distribution facilities. Both of our distribution centers in the United States have experienced temporary closures due to COVID-19.

The temporary closure of the majority of our retail locations during the first two quarters of 2020, subsequent temporary re-closures of certain retail locations, as well as other impacts of COVID-19, have negatively impacted our cash flows from operations and our liquidity. The length and severity of the pandemic, as well as the pace of recovery, could negatively impact our future cash flows.
The COVID-19 situation is changing rapidly and the extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and its variants and the actions taken to contain it or treat its impact, including vaccinations.
Changes in consumer shopping preferences, and shifts in distribution channels could materially impact our results of operations.
We sell our products through a variety of channels, with a significant portion through traditional brick-and-mortar retail channels. The COVID-19 pandemic has shifted guest shopping preferences away from brick-and-mortar and towards digital platforms. As strong e-commerce channels emerge and develop, we are evolving towards an omni-channel approach to support the shopping behavior of our guests. This involves country and region specific websites, social media, product notification emails, mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, and online order fulfillment through stores. The diversion of sales from our company-operated stores could adversely impact our return on investment and could lead to impairment charges and store closures, including lease exit costs. We could have difficulty in recreating the in-store experience through direct channels. Our failure to successfully integrate our digital and physical channels and respond to these risks might adversely impact our business and results of operations, as well as damage our reputation and brands.
If any of our products are unacceptable to us or our guests, our business could be harmed.
We have occasionally received, and may in the future receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future receive, products that are otherwise unacceptable to us or our guests. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are sold, our guests could lose confidence in our products or we could face a product recall and our results of operations could suffer and our business, reputation, and brand could be harmed.
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

We may not realize the potential benefits and synergies sought with the acquisition of MIRROR.
During 2020, we acquired MIRROR as part of our growth plan, which includes driving business through omni-guest experiences. The potential benefits of enhancing our digital and interactive capabilities and deepening our roots in the sweatlife might not be realized fully, if at all. Further, the expected synergies between lululemon and MIRROR, such as those related to our connections with our guests and communities as well as our store and direct to consumer infrastructure, may not materialize. A significant portion of the purchase price was allocated to goodwill and if our acquisition does not yield expected returns, we may be required to record impairment charges, which would adversely affect our results of operations.
Our management team has limited experience in addressing the challenges of integrating management teams, strategies, cultures, and organizations of two companies. This integration may divert the attention of management and cause additional expenses. Management also has limited experience outside of the retail industry, including with the specialized hardware and software sold and licensed by MIRROR. If MIRROR has inadequate or ineffective controls and procedures, our internal control over financial reporting could be adversely impacted. The acquisition may not be well received by the customers or employees of either company, and this could hurt our brand and result in the loss of key employees. If we are unable to successfully integrate MIRROR, including its people and technologies, we may not be able to manage operations efficiently, which could adversely affect our results of operations. The acquisition of MIRROR may also divert management time and other resources away from our existing business.
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
We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $4.4 billion in 2020. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
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
Our business is affected by the general seasonal trends common to the retail apparel industry. This seasonality may adversely affect our business and cause our results of operations to fluctuate.
Risks related to our supply chain
Our reliance on suppliers to provide fabrics for and to produce our products could cause problems if we experience a supply chain disruption and we are unable to secure additional suppliers of fabrics or other raw materials, or manufacturers of our end products.
We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a limited number of sources. We have no long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for fabrics, other raw materials, and production. The following statistics are based on cost.
We work with a group of approximately 40 vendors that manufacture our products, five of which produced 59% of our products in 2020. During 2020, the largest single manufacturer produced approximately 17% of our products. During 2020, approximately 33% of our products were manufactured in Vietnam, 20% in Cambodia, 12% in Sri Lanka, and 9% in the PRC, including 2% in Taiwan.
We work with a group of approximately 65 suppliers to provide the fabrics for our products. In 2020, 65% of our fabrics were produced by our top five fabric suppliers, and the largest single manufacturer produced approximately 29% of fabric used. During 2020, approximately 45% of our fabrics originated from Taiwan, 18% from Mainland China, 16% from Sri Lanka, and the remainder from other regions.
We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps, and drawcords from suppliers located predominantly in the Asia Pacific region.
We have experienced, and may in the future experience, a significant disruption in the supply of fabrics or raw materials and may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability, and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. Our supply of fabric or manufacture of our products could be disrupted or delayed by the impact of health pandemics, including the current COVID-19 pandemic, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption, or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
The operations of many of our suppliers are subject to additional risks that are beyond our control.
Almost all of our suppliers are located outside of North America, and as a result, we are subject to risks associated with doing business abroad, including:
•the impact of health conditions, including COVID-19, and related government and private sector responsive actions, and other changes in local economic conditions in countries where our suppliers or manufacturers are located;
•political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•fluctuations in foreign currency exchange rates;
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
The fluctuating cost of raw materials could increase our cost of goods sold.
The fabrics used to make our products include synthetic fabrics whose raw materials include petroleum-based products. Our products also include silver and natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials, including petroleum or the prices we pay for silver and our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition, and cash flows.

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
Increasing labor costs and other factors associated with the production of our products in South Asia and South East Asia could increase the costs to produce our products.
A significant portion of our products are produced in South Asia and South East Asia and increases in the costs of labor and other costs of doing business in the countries in this area could significantly increase our costs to produce our products and could have a negative impact on our operations and earnings. Factors that could negatively affect our business include labor shortages and increases in labor costs, difficulties and additional costs in transporting products manufactured from these countries to our distribution centers and significant revaluation of the currencies used in these countries, which may result in an increase in the cost of producing products. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of "normal trade relations" status with any country in which our products are manufactured, could significantly increase our cost of products and harm our business.
Risks related to information security and technology
We may be unable to safeguard against security breaches or comply with data privacy laws which could damage our customer relationships and result in significant legal and financial exposure.
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
Disruption of our information technology systems or unexpected network interruption could disrupt our business.
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
Our technology-based systems that give our customers the ability to shop with us online may not function effectively.
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
Risks related to environmental, social, and governance issues
Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.
There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the types of apparel products that consumers purchase. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. In many countries, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers, or our contract manufacturers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increases in energy, production, transportation, and raw material costs, capital expenditures, or insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
Increased scrutiny from investors and others regarding our environmental, social, governance, or sustainability, responsibilities could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.
Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the environmental, social and governance ("ESG") or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted based on an assessment of our ESG practices. Any sustainability report that we publish or otherwise sustainability disclosure we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us.
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
Uncertain or challenging global economic and political conditions could impact our performance, including our ability to successfully expand internationally. Global economic conditions could impact levels of consumer spending in the markets in which we operate, which could impact our sales and profitability. Political unrest could negatively impact our guests and employees, reduce consumer spending, and adversely impact our business and results of operations. Health pandemics, such as the current COVID-19 coronavirus pandemic, and the related governmental, private sector and individual consumer responses could contribute to a recession, depression, or global economic downturn, reduce store traffic and consumer spending, result in temporary or permanent closures of retail locations, offices, and factories, and could negatively impact the flow of goods.
We may be unable to source and sell our merchandise profitably or at all if new trade restrictions are imposed or existing restrictions become more burdensome.
The United States and the countries in which our products are produced or sold have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. The results of any audits or related disputes regarding these restrictions or regulations could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us, could increase shipping times, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.
We are dependent on international trade agreements and regulations. The countries in which we produce and sell our products could impose or increase tariffs, duties, or other similar charges that could negatively affect our results of operations, financial position, or cash flows.
Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and the PRC, Canada, or other countries where we sell or source our products, could negatively impact our results of operations or cash flows. Any tariffs imposed between the United States and the PRC could increase the costs of our products. General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including recent sanctions against the PRC, tariffs imposed by the United States and the PRC, and the possibility of additional tariffs or other trade restrictions between the United States and Mexico, could adversely impact our business. It is possible that further tariffs may be introduced, or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products from the PRC, or could require us to source more of our products from other countries.
There could be changes in economic conditions in the United Kingdom ("UK") or European Union ("EU"), including due to the UK's withdrawal from the EU, foreign exchange rates, and consumer markets. Our business could be adversely affected by these changes, including by additional duties on the importation of our products into the UK from the EU and as a result of shipping delays or congestion.
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
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations. In many countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. and international laws and regulations applicable to us. Although we have implemented procedures designed to ensure compliance with the FCPA and similar laws, some of our employees, agents, or other partners, as well as those companies to which we outsource certain of our business operations, could take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.

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
We are exposed to credit-related losses in the event of nonperformance by the counterparties to forward currency contracts used in our hedging strategies.
Risks related to intellectual property
Our fabrics and manufacturing technology generally are not patented and can be imitated by our competitors. If our competitors sell products similar to ours at lower prices, our net revenue and profitability could suffer.
The intellectual property rights in the technology, fabrics, and processes used to manufacture our products generally are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we do not generally own patents or hold exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing, and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors sell products similar to ours at lower prices, our net revenue and profitability could suffer.
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

ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7.
The general location, use and approximate size of our principal owned properties as of January 31, 2021, are set forth below:

Location	Use	Approximate Square Feet
Columbus, OH	Distribution Center	310,000
Vancouver, BC	Executive and Administrative Offices	140,000
The general location, use, approximate size and lease renewal date of our principal non-retail leased properties as of January 31, 2021, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Toronto, ON	Distribution Center	250,000	September 2033
Sumner, WA	Distribution Center	150,000	July 2025
Delta, BC	Distribution Center	155,000	January 2031
During 2020, we entered into a new lease for a second distribution center in Toronto of approximately 255,000 square feet which is due to expire in May 2031. We expect this distribution center to be operational in fiscal 2021. It will replace a temporary distribution center in Toronto of approximately 90,000 square feet that we began leasing during 2020.
ITEM 3. LEGAL PROCEEDINGS
Please see the legal proceedings described in Note 19. Commitments and Contingencies included in Item 8 of Part II of this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "LULU."
As of March 24, 2021, there were approximately 1,000 holders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 31, 2016 (the date of our fiscal year end five years ago) and January 31, 2021, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index, over the same period. This graph assumes the investment of $100 on January 31, 2016 at the closing sale price our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

Comparison of Cumulative Total Stockholder Return
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
31-Jan-16
29-Jan-17
28-Jan-18
03-Feb-19
02-Feb-20
31-Jan-21
lululemon athletica inc.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	31-Jan-16	29-Jan-17	28-Jan-18	03-Feb-19	02-Feb-20	31-Jan-21
lululemon athletica inc.	$100.00	$107.65	$127.40	$235.41	$385.68	$529.53
S&P 500 Index	$100.00	$118.27	$148.07	$139.49	$169.24	$191.43
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$83.89	$109.20	$96.21	$86.88	$83.24
Issuer Purchase of Equity Securities
The following table provides information regarding our purchases of shares of our common stock during the thirteen weeks ended January 31, 2021 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 2, 2020 - November 29, 2020	—	$—	—	$263,646,016
November 30, 2020 - January 3, 2021	—	—	—	500,000,000
January 4, 2021 - January 31, 2021	—	—	—	500,000,000
Total	—		—
__________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2020.
(2)On January 31, 2019, our board of directors approved a stock repurchase program of up to $500 million of our common shares on the open market or in privately negotiated transactions. On December 1, 2020, our board of directors approved an increase in the remaining authorization of our existing stock repurchase program from $264 million to $500 million. The repurchase plan has no time limit. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors.

The following table summarizes purchases of shares of our common stock during the thirteen weeks ended January 31, 2021 related to our Employee Share Purchase Plan (ESPP):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 2, 2020 - November 29, 2020	4,348	$347.01	4,348	4,669,317
November 30, 2020 - January 3, 2021	5,071	352.51	5,071	4,664,246
January 4, 2021 - January 31, 2021	4,834	352.43	4,834	4,659,412
Total	14,253		14,253
___________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2020.
(2)The ESPP was approved by our board of directors and stockholders in September 2007. All shares purchased under the ESPP are purchased on the Nasdaq Global Select Market (or such other stock exchange as we may designate). Unless our board terminates the ESPP earlier, it will continue until all shares authorized for purchase have been purchased. The maximum number of shares authorized to be purchased under the ESPP was 6,000,000.
Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock-based compensation awards.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Components of management's discussion and analysis of financial condition and results of operations include:
•Overview
•Financial Highlights
•Results of Operations
•Comparison of 2020 to 2019
•Comparable Store Sales and Total Comparable Sales
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Revolving Credit Facilities
•Contractual Obligations and Commitments
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2020 and 2019 were each 52-week years.
This discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions included in the "Special Note Regarding Forward-Looking Statements." Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in the "Item 1A. Risk Factors" section and elsewhere in this Annual Report on Form 10-K.
We disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.lululemon.com/), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls, and webcasts.
Overview
Fiscal 2020 was a year in which we had to adapt our priorities, and evolve our strategies, to navigate the challenges of the COVID-19 pandemic and begin to more impactfully address systemic inequities in our society.
We put three foundational principles in place to help guide us through the pandemic. These principles are: 1) protect our people to ensure their health, safety, and well-being, 2) make balanced decisions including investing in our digital and omni capabilities while tightly managing discretionary expenses, and 3) continue to invest in our future.
We completed our first acquisition in 2020, with our purchase of MIRROR. MIRROR bolsters our digital sweatlife offerings and brings immersive and personalized at-home sweat and mindfulness solutions to new and existing lululemon guests.
In addition, we established IDEA – our commitment to Inclusion, Diversity, Equity, and Action – to help drive lasting change both within our company and the communities in which we operate. In October 2020, we released our Impact Agenda detailing our strategies to become a more sustainable and equitable business, to minimize our environmental impact, and to accelerate positive change both internally and externally.
The Power of Three
Despite the global pandemic, we remain committed to our Power of Three growth plan and the targets contemplated by this plan which include a doubling of our men's business, a doubling of our e-commerce business, and a quadrupling of our international business by 2023 from levels realized in 2018. Due to a shift towards online shopping as a result of COVID-19, we exceeded our e-commerce goal this year.
In addition to the growth targets, the three strategic pillars of the plan also remain unchanged and include: product innovation, omni-guest experience, and market expansion.

Product Innovation
We continued to leverage our Science of Feel development platform and brought innovations to our guests including a relaunch of our Everlux fabric and an expansion of our Align franchise into tops. We also brought newness into our bra offering and expanded our On the Move assortment. We introduced more inclusive sizing into our core women's styles in 2020 with additional styles to be added in 2021. In men's, our guests responded well to shorts, sweats, hoodies, and joggers as they adapted their wardrobes to working and sweating from home.
Omni-Guest Experience
The COVID-19 pandemic impacted the way guests interacted with our brand in 2020. Temporary store closures, social distancing requirements, and other actions taken within our stores to keep our guests and employees safe, contributed to a decline in store traffic relative to 2019. Revenue in stores decreased 34%. However, this was offset by significant strength in our e-commerce business. We invested in IT infrastructure, fulfillment capacity, and increased the number of educators assisting guests in our Guest Education Center, including an online digital educator experience to provide a more personalized shopping experience. In addition, we used our social channels to engage with our guests by offering ambassador-led digital sweat sessions, meditation classes, and other recovery and well-being tools. Revenue in our e-commerce channel increased 101% in 2020.
In 2020, as it was safe to welcome guests back into our stores, we launched several initiatives to enhance the in-store experience. We adapted our Buy Online Pick-up In-store capability to allow guests to pick-up their purchases at the door of the store or at curbside, we implemented virtual waitlist capabilities so that guests did not have to physically wait in line to enter stores operating under strict capacity constraints, and we offered appointment shopping in-store.
Market Expansion
We continued to expand our presence both in North America and in our international markets. During the year, we opened 30 net new company-operated stores, including 18 stores in Asia Pacific, nine stores in North America, and three stores in Europe.
We also expanded our seasonal store strategy in 2020 with over 100 seasonal stores in operation for some period of time during the year. These stores allowed us to better cater to our guests in select markets, while also helping introduce new guests to our brand. In addition, in the fourth quarter, we opened 11 of these stores in close proximity to permanent lululemon stores. Having two stores in select locations, where locally mandated capacity constraints were contributing to long wait times, allowed guests quicker and easier access to our in-store shopping experience.
For 2020, our business in North America increased 8%, while total growth in our international markets was 31%.
COVID-19 Pandemic
The outbreak of the COVID-19 coronavirus was declared a pandemic by the World Health Organization in March 2020 and it has caused governments and public health officials to impose restrictions and to recommend precautions to mitigate the spread of the virus.
Throughout the pandemic we have prioritized the safety of our employees and guests.
In February and March, we temporarily closed all of our retail locations in Mainland China, North America, Europe, and certain countries in Asia Pacific. Our retail locations in Mainland China reopened during the first quarter of 2020, and our retail locations in other markets began reopening during the second quarter of 2020. Almost all locations were open during the third quarter of 2020, and while most of our retail locations have remained open since then, certain locations have temporarily closed based on government and health authority guidance in those markets.
Our distribution centers and most of our open retail locations are operating with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.
Prior to the COVID-19 pandemic, guest shopping preferences were shifting towards digital platforms and we had been investing in our websites, mobile apps, and omni-channel capabilities. We believe that the COVID-19 pandemic further shifted guest shopping behaviour and we saw significant increases in traffic to our websites and digital apps. This increased traffic contributed to the significant growth in our direct to consumer net revenue in 2020. While we expect our direct to consumer business to grow, we expect the year over year growth rate in direct to consumer net revenue to moderate in 2021.

The COVID-19 pandemic had a material adverse impact on our results of operations for 2020 and there remains significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our operations. Continued proliferation of the virus, resurgence, or the emergence of new variants may result in further or prolonged closures of our retail locations and distribution centers, reduce operating hours, interrupt our supply chain, cause changes in guest behavior, and reduce discretionary spending. Such factors are beyond our control and could elicit further actions and recommendations from governments and public health authorities.
We remain confident in the long-term growth opportunities and our Power of Three growth plan and believe that we have sufficient cash and cash equivalents, and available capacity under our committed revolving credit facility, to meet our liquidity needs. As of January 31, 2021, we had cash and cash equivalents of $1.2 billion and the capacity under our committed revolving credit facility was $397.6 million.
Financial Highlights
The summary below compares 2020 to 2019:
•Net revenue increased 11% to $4.4 billion. On a constant dollar basis, net revenue increased 10%.
•Company-operated stores net revenue decreased 34% to $1.7 billion.
•Direct to consumer net revenue increased 101% to $2.3 billion, or increased 101% on a constant dollar basis.
•Gross profit increased 11% to $2.5 billion.
•Gross margin increased 10 basis points to 56.0%.
•Acquisition-related expenses of $29.8 million were recognized.
•Income from operations decreased 8% to $820.0 million.
•Operating margin decreased 370 basis points to 18.6%.
•Income tax expense decreased 8% to $230.4 million. Our effective tax rate was 28.1% for each of 2020 and 2019.
•Diluted earnings per share were $4.50 for 2020 compared to $4.93 in 2019. This includes $26.7 million of after-tax costs related to the MIRROR acquisition, which reduced diluted earnings per share by $0.20 in 2020.
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue and direct to consumer net revenue, and the most directly comparable measures calculated in accordance with GAAP.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	2020	2019	2020	2019
	(In thousands)		(Percentage of revenue)
Net revenue	$4,401,879	$3,979,296	100.0%	100.0%
Cost of goods sold	1,937,888	1,755,910	44.0	44.1
Gross profit	2,463,991	2,223,386	56.0	55.9
Selling, general and administrative expenses	1,609,003	1,334,247	36.6	33.5
Amortization of intangible assets	5,160	29	0.1	—
Acquisition-related expenses	29,842	—	0.7	—
Income from operations	819,986	889,110	18.6	22.3
Other income (expense), net	(636)	8,283	—	0.2
Income before income tax expense	819,350	897,393	18.6	22.6
Income tax expense	230,437	251,797	5.2	6.3
Net income	$588,913	$645,596	13.4%	16.2%

Comparison of 2020 to 2019
Net Revenue
Net revenue increased $422.6 million, or 11%, to $4.4 billion in 2020 from $4.0 billion in 2019. On a constant dollar basis, assuming the average exchange rates in 2020 remained constant with the average exchange rates in 2019, net revenue increased $412.7 million, or 10%.
The increase in net revenue was primarily due to an increase in direct to consumer net revenue, partially due to a shift in the way guests are shopping due to COVID-19, as well as net revenue from MIRROR. This was partially offset by a decrease in company-operated store net revenue, as well as a decrease in net revenue from our other retail locations driven by temporary closures as a result of COVID-19 as well as reduced operating hours and restricted guest occupancy levels.
Net revenue for 2020 and 2019 is summarized below.

	2020	2019	2020	2019	Year over year change
	(In thousands)		(Percentage of revenue)		(In thousands)	(Percentage)
Company-operated stores	$1,658,807	$2,501,067	37.7%	62.9%	$(842,260)	(33.7)%
Direct to consumer	2,284,068	1,137,822	51.9	28.6	1,146,246	100.7
Other	459,004	340,407	10.4	8.6	118,597	34.8
Net revenue	$4,401,879	$3,979,296	100.0%	100.0%	$422,583	10.6%
Company-Operated Stores. The decrease in net revenue from our company-operated stores segment was primarily due to the impact of COVID-19. All of our stores in North America, Europe, and certain countries in Asia Pacific were temporarily closed for a significant portion of the first two quarters of 2020. Certain stores experienced temporary re-closures during the last two quarters of 2020. COVID-19 restrictions, including reduced operating hours and occupancy limits, reduced net revenue from company-operated stores that have reopened.
During 2020, we opened 30 net new company-operated stores, including 18 stores in Asia Pacific, nine stores in North America, and three stores in Europe.
Direct to Consumer. Direct to consumer net revenue increased 101%, and increased 101% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily the result of increased traffic, and improved conversion rates, partially offset by a decrease in dollar value per transaction. The increase in traffic was partially due to COVID-19, with more guests shopping online instead of in-stores. During the second quarter of 2020, we held an online warehouse sale in the United States and Canada which generated net revenue of $43.3 million. We did not hold any warehouse sales during 2019.
Other. The increase in net revenue from our other operations was primarily the result of net revenue from MIRROR as well as an increased number of temporary locations, including seasonal stores, that were open during 2020 compared to 2019. The increase was partially offset by a decrease in outlet sales primarily due to the impact of COVID-19.
Gross Profit

	2020	2019	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$2,463,991	$2,223,386	$240,605	10.8%

Gross margin	56.0%	55.9%	10 basis points

The increase in gross margin was primarily the result of:
•a decrease in occupancy and depreciation costs as a percentage of net revenue of 60 basis points, driven primarily by the increase in net revenue;
•a decrease in costs related to our product departments as a percentage of revenue of 50 basis points, driven by lower incentive compensation and travel costs, as well as the increase in net revenue; and
•a favorable impact of foreign exchange rates of 10 basis points.
The increase in gross margin was partially offset by an increase in costs as a percentage of net revenue related to our distribution centers of 80 basis points. This was primarily due to an increase in costs related to COVID-19 safety precautions, higher people costs related to the growth in our direct to consumer business, and increased usage of third-party warehouse and logistics providers. There was also a decrease in product margin of 30 basis points, which was primarily due to higher markdowns and air freight costs, partially offset by a favorable mix of higher margin product.
Selling, General and Administrative Expenses

	2020	2019	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,609,003	$1,334,247	$274,756	20.6%
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $253.2 million, comprised of:
–an increase in variable costs of $144.1 million primarily due to an increase in distribution costs related to the growth in our direct to consumer net revenue, and an increase in credit card fees as a result of increased net revenue;
–an increase in brand and community costs of $116.4 million primarily due to an increase in digital marketing expenses;
–an increase in other costs of $14.2 million primarily due to increases in information technology costs; and
–a decrease in employee costs of $21.5 million primarily due to lower incentive compensation expenses in our company-operated stores and other channels. This was partially offset by an increase in salaries and wages as a result of increased headcount and labor hours in our direct to consumer and other operations;
•an increase in head office costs of $56.5 million, comprised of:
–an increase of $63.0 million primarily due to increases in information technology costs, professional fees, depreciation, community giving, and other head office costs; and
–a decrease in employee costs of $6.5 million primarily due to lower incentive compensation and travel expenses, partially offset by increased salaries and wages expense as a result of headcount growth, and higher stock-based compensation expense; and
•an increase in net foreign exchange and derivative revaluation losses of $1.6 million.
The increase in selling, general and administrative expenses was partially offset by $36.5 million of government payroll subsidies. These payroll subsidies partially offset the wages paid to employees while our retail locations were temporarily closed due to the COVID-19 pandemic.
Amortization of Intangible Assets

	2020	2019	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$5,160	$29	$5,131	n/a
The increase in the amortization of intangible assets was the result of the intangible assets recognized upon the acquisition of MIRROR during the second quarter of 2020.

Acquisition-Related Expenses

	2020	2019	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$29,842	$—	$29,842	n/a
As a result of our acquisition of MIRROR in the second quarter of 2020, we recognized acquisition-related compensation of $20.1 million for deferred consideration for certain continuing MIRROR employees. We also recognized transaction and integration related costs of $10.5 million for advisory and professional services, and integration costs subsequent to the acquisition. Acquisition-related expenses were partially offset by a $0.8 million gain recognized on our existing investment. We did not have acquisition-related expenses in 2019. Please refer to Note 6. Acquisition included in Item 8 of Part II of this report for further information.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses. During the first quarter of 2020, we reviewed our segment and general corporate expenses and determined certain costs that are more appropriately classified in different categories. Accordingly, comparative figures have been reclassified to conform to the financial presentation adopted for the current year.
Segmented income from operations before general corporate expenses is summarized below.

Income from operations	2020	2019	2020	2019	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segment income from operations:
Company-operated stores	$212,592	$689,339	12.8%	27.6%	$(476,747)	(69.2)%
Direct to consumer	1,029,102	484,146	45.1	42.6	544,956	112.6%
Other	10,502	72,013	2.3	21.2	(61,511)	(85.4)%
	$1,252,196	$1,245,498			$6,698	0.5%
General corporate expenses	397,208	356,359			40,849	11.5%
Amortization of intangibles	5,160	29			5,131	n/a
Acquisition-related expenses	29,842	—			29,842	n/a
Income from operations	$819,986	$889,110			$(69,124)	(7.8)%
Operating margin	18.6%	22.3%			(370) basis points

Company-Operated Stores. The decrease in income from operations from company-operated stores was primarily the result of decreased gross profit of $591.8 million which was primarily due to lower net revenue as well as lower gross margin. The decrease in gross margin was primarily due to deleverage on occupancy and depreciation costs as a result of lower net revenue. The decrease in gross profit was partially offset by a decrease in selling, general and administrative expenses, primarily due to lower people costs and lower operating costs. People costs decreased primarily due to lower incentive compensation. Store operating costs decreased primarily due to lower credit card fees, packaging and supplies, and distribution costs as a result of lower net revenue, as well as lower community, security, and repairs and maintenance costs. The recognition of certain government payroll subsidies also reduced selling, general, and administrative expenses. Income from operations as a percentage of company-operated stores net revenue decreased primarily due to lower gross margin and deleverage on selling, general and administrative expenses.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $773.7 million which was primarily due to increased net revenue and due to higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging and supplies costs as a result of higher net revenue, as well as higher digital marketing expenses, employee costs and information technology costs. Income from operations as a percentage of direct to consumer net revenue has increased primarily due to leverage on selling, general and administrative expenses and an increase in gross margin.
Other. The decrease in income from operations was primarily the result of increased selling, general and administrative expenses, driven primarily by MIRROR digital marketing expenses, as well as increased distribution costs and credit card fees as a result of revenue generated by MIRROR. The increase in selling, general and administrative expenses was partially offset by an increase in gross profit related to MIRROR, driven by increased net revenue. Income from operations as a percentage of other net revenue decreased primarily due to deleverage on selling, general and administrative expenses.
General Corporate Expenses. The increase in general corporate expenses was primarily the result of increases in information technology costs, salaries and wages as a result of headcount growth, professional fees, depreciation, community giving, and an increase in net foreign exchange and derivative losses of $1.6 million. The increase in general corporate expense was partially offset by a decrease in travel and incentive compensation costs, as well as the recognition of certain government payroll subsidies. We expect general corporate expenses to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our operations.
Other Income (Expense), Net

	2020	2019	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$(636)	$8,283	$(8,919)	(107.7)%
The decrease in other income, net was primarily due to a decrease in net interest income as a result of lower cash balances and lower interest rates during the majority of 2020 compared to 2019. We did not have any borrowings on our revolving credit facilities during 2020 or 2019.
Income Tax Expense

	2020	2019	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$230,437	$251,797	$(21,360)	(8.4)%

Effective tax rate	28.1%	28.1%	— basis points
Our effective tax rate for 2020 was consistent with 2019. This included an increase in the effective tax rate due to certain non-deductible expenses related to the MIRROR acquisition which increased the effective tax rate by 60 basis points. This was offset by adjustments upon filing of certain income tax returns and an increase in tax deductions related to stock-based compensation.
Net Income

	2020	2019	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$588,913	$645,596	$(56,683)	(8.8)%
The decrease in net income in 2020 was primarily due to an increase in selling, general and administrative expenses of $274.8 million, the recognition of acquisition-related expenses of $29.8 million, an increase in amortization of intangible assets of $5.1 million, and a decrease in other income (expense), net of $8.9 million. This was partially offset by an increase in gross profit of $240.6 million, and a decrease in income tax expense of $21.4 million.
Comparable Store Sales and Total Comparable Sales
We use comparable store sales to assess the performance of our existing stores as it allows us to monitor the performance of our business without the impact of recently opened or expanded stores. We use total comparable sales to evaluate the performance of our business from an omni-channel perspective. We therefore believe that investors would similarly find these metrics useful in assessing the performance of our business. However, as the temporary store closures from COVID-19 resulted in a significant number of stores being removed from our comparable store calculations during the first two quarters of 2020, we believe total comparable sales and comparable store sales on a full year basis are not currently representative of the underlying trends of our business. We do not believe these full year metrics are currently useful to investors in understanding performance, therefore we have not included these metrics in our discussion and analysis of results of operations. We did not provide comparable sales metrics that included the first two quarters during 2020, and expect to do the same for 2021.
Comparable store sales reflect net revenue from company-operated stores that have been open, or open after being significantly expanded, for at least 12 full fiscal months. Net revenue from a store is included in comparable store sales beginning with the first fiscal month for which the store has a full fiscal month of sales in the prior year. Comparable store sales exclude sales from new stores that have not been open for at least 12 full fiscal months, from stores which have not been in their significantly expanded space for at least 12 full fiscal months, and from stores which have been temporarily relocated for renovations or temporarily closed. Comparable store sales also exclude sales from direct to consumer and our other operations, as well as sales from company-operated stores that have closed.
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
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	2020
	Net Revenue		Direct to Consumer Net Revenue
	(In thousands)	(Percentages)	(Percentages)
Change	$422,583	11%	101%
Adjustments due to foreign exchange rate changes	(9,898)	(1)	—
Change in constant dollars	$412,685	10%	101%
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations, and capacity under our committed revolving credit facility. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, investing in information technology and making system enhancements, funding working capital requirements, and making other strategic capital investments both in North America and internationally. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions, as well as in money market funds, treasury bills, and term deposits.
We believe that our cash and cash equivalent balances, cash generated from operations, and borrowings available to us under our committed revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in "Item 1A. Risk Factors". In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or systems, or we may repurchase shares under an approved stock repurchase program, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash and cash equivalents and cash generated from operations.
Capital expenditures are expected to range between $335.0 million and $345.0 million in fiscal 2021.

As of January 31, 2021, our working capital (excluding cash and cash equivalents) was $90.7 million, our cash and cash equivalents were $1.2 billion and our capacity under our committed revolving credit facility was $397.6 million.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	2020	2019
	(In thousands)
Total cash provided by (used in):
Operating activities	$803,336	$669,316
Investing activities	(695,532)	(278,408)
Financing activities	(80,788)	(177,173)
Effect of exchange rate changes on cash	29,996	(1,550)
Increase in cash and cash equivalents	$57,012	$212,185
Operating Activities
Net cash provided by operating activities increased $134.0 million to $803.3 million in 2020 from $669.3 million in 2019, primarily as a result of the following:
•an increase from changes in operating assets and liabilities of $146.5 million, primarily due to the following:
–$97.5 million related to accounts payable, partially due to a change in payment terms with our non-product vendors;
–$76.8 million related to other accrued liabilities, primarily due to increases in accrued duty, freight, and other operating expenses as well as an increase in the sales return allowance as a result of COVID-19 reducing in-period returns;
–$38.7 million related to inventories; and
–$12.1 million related to other current and non-current liabilities.
The increase from changes in operating assets and liabilities was partially offset by the following:
–$38.4 million related to prepaid expenses and other current and non-current assets, including increases in cloud computing implementation costs;
–$32.0 million related to accrued compensation and related expenses due to lower accrued incentive compensation, partially offset by acquisition-related compensation accruals; and
–$8.2 million related to income taxes.
•an increase of $44.2 million in adjustments to reconcile net income to net cash provided by operating activities other than changes in operating assets and liabilities, primarily related to an increase in depreciation and amortization, deferred income taxes, the settlement of derivatives not designated in a hedging relationship, and stock-based compensation.
The increase in cash provided by operating activities was partially offset by a decrease of $56.7 million in net income.
Investing Activities
Cash used in investing activities increased $417.1 million, to $695.5 million in 2020 from $278.4 million in 2019. The increase was primarily due to the acquisition of MIRROR, net of cash acquired for $452.6 million during 2020. This was partially offset by a decrease in capital expenditures.
Capital expenditures for our company-operated stores segment were $134.2 million and $171.5 million in 2020 and 2019, respectively. The capital expenditures for our company-operated stores segment in each period were primarily for the remodeling or relocation of certain stores, for opening new company-operated stores, and ongoing store refurbishment. The decrease in capital expenditures for our company-operated stores segment was primarily due to fewer store renovations during 2020 in comparison with 2019. The capital expenditures for our company-operated stores segment also included $41.0 million to open 40 company-operated stores and $44.3 million to open 57 company-operated stores, in 2020 and 2019 respectively. As a result of the COVID-19 pandemic we delayed certain store renovations and new store openings. We expect to open between 40 and 50 company-operated stores in 2021.
Capital expenditures for our direct to consumer segment were $37.2 million and $15.8 million in 2020 and 2019, respectively. We accelerated our investments in our e-commerce websites and mobile apps during 2020 in response to the COVID-19 pandemic and the impact it had on guest shopping behavior. The capital expenditures in 2020 were primarily related to enhancing the functionality and capacity of our websites, and in 2019 were primarily related to our then new distribution center in Toronto, Canada as well as other information technology infrastructure and system initiatives.
Capital expenditures related to corporate activities and other were $57.8 million and $95.7 million in 2020 and 2019, respectively. The capital expenditures in each fiscal year were primarily related to investments in information technology and business systems, and for capital expenditures related to opening retail locations other than company-operated stores. The decrease in capital expenditures for our corporate activities and other was partially due to more larger scale projects in the prior year in comparison to the current year as well as a shift to cloud computing. Implementation costs related to cloud service arrangements are capitalized within other non-current assets in the consolidated balance sheets and the associated cash flows are included in operating activities. We anticipate that we will continue to shift towards more cloud-based technology services in the future.
Financing Activities
Cash used in financing activities decreased $96.4 million, to $80.8 million in 2020 from $177.2 million in 2019. The decrease was primarily the result of a decrease in our stock repurchases.
During 2020, 0.4 million shares were repurchased at a cost of $63.7 million. During 2019, 1.1 million shares, were repurchased at a cost of $173.4 million. In the first quarter of 2019, we repurchased 1.0 million shares in a private transaction. We did not purchase any shares in private transactions during 2020. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
Revolving Credit Facilities
North America revolving credit facility
During 2016, we obtained a $150.0 million committed and unsecured five-year revolving credit facility with major financial institutions. On June 6, 2018, we amended the credit agreement to provide for (i) an increase in the aggregate commitments under the revolving credit facility to $400.0 million, with an increase of the sub-limits for the issuance of letters of credit and extensions of swing line loans to $50.0 million for each, (ii) an increase in the option, subject to certain conditions, to request increases in commitments from $400.0 million to $600.0 million and (iii) an extension in the maturity of the facility from December 15, 2021 to June 6, 2023. Borrowings under the facility may be made in U.S. Dollars, Euros, Canadian Dollars, and in other currencies, subject to the lenders' approval.
As of January 31, 2021, aside from letters of credit of $2.4 million, we had no other borrowings outstanding under this credit facility.
Borrowings under the facility bear interest at a rate equal to, at our option, either (a) based on the rates applicable for deposits on the interbank market for U.S. Dollars or the applicable currency in which the borrowings are made ("LIBOR") or (b) an alternate base rate, plus, an applicable margin determined by reference to a pricing grid, based on the ratio of indebtedness to earnings before interest, tax, depreciation, amortization, and rent ("EBITDAR") and ranges between 1.00%-1.50% for LIBOR loans and 0.00%-0.50% for alternate base rate loans. Additionally, a commitment fee of between 0.10%-0.20% is payable on the average unused amounts under the revolving credit facility, and fees of 1.00%-1.50% are payable on unused letters of credit.
The credit agreement contains negative covenants that, among other things and subject to certain exceptions, limit the ability of our subsidiaries to incur indebtedness, incur liens, undergo fundamental changes, make dispositions of all or substantially all of their assets, alter their businesses and enter into agreements limiting subsidiary dividends and distributions.
We are also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.5:1 and to maintain the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) below 2:1. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of January 31, 2021, we were in compliance with the covenants of the credit facility.

Mainland China revolving credit facility
In December 2019, we entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan during 2020. It comprises of a revolving loan of up to 200.0 million Chinese Yuan and a financial guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. We are required to follow certain covenants. As of January 31, 2021, we were in compliance with the covenant and there were no borrowings or guarantees outstanding under this credit facility.
364-Day revolving credit facility
In June 2020, we obtained a 364-day $300.0 million committed and unsecured revolving credit facility. In December 2020, we elected to terminate this credit facility.
Contractual Obligations and Commitments
Leases. We lease certain store and other retail locations, distribution centers, offices, and equipment under non-cancellable operating leases. Our leases generally have initial terms of between five and 15 years, and generally can be extended in five-year increments, if at all. The following table details our future minimum lease payments. Minimum lease commitments exclude variable lease expenses including contingent rent payments, common area maintenance, property taxes, and landlord's insurance.
Purchase obligations. The amounts listed for purchase obligations in the table below represent agreements (including open purchase orders) to purchase products and for other expenditures in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, values are subject to change, such as for product purchases throughout the production process. The reported amounts exclude liabilities included in our consolidated balance sheets as of January 31, 2021.
One-time transition tax. As outlined in Note 17. Income Taxes included in Item 8 of Part II of this report, U.S. tax reform imposed a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax. The one-time transition tax is payable over eight years beginning in fiscal 2018. The table below outlines the expected payments due by fiscal year.
Deferred consideration. The amounts listed for deferred consideration in the table below represent expected future cash payments for certain continuing MIRROR employees, subject to the continued employment of those individuals up to three years from the acquisition date as outlined in Note 6. Acquisition included in Item 8 of Part II of this report.
The following table summarizes our contractual arrangements due by fiscal year as of January 31, 2021, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Total	2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Operating leases (minimum rent)	$874,517	$189,907	$177,819	$151,668	$127,834	$71,670	$155,619
Purchase obligations	567,864	522,467	4,696	4,696	15,654	2,348	18,003
One-time transition tax payable	48,226	5,076	5,076	9,518	12,691	15,865	—
Deferred consideration	49,544	25,194	24,341	9	—	—	—
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of January 31, 2021, letters of credit and letters of guarantee totaling $2.8 million had been issued, including $2.4 million under our committed revolving credit facility.
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
Our critical accounting policies, estimates, and judgements are as follows, and see Note 2. Summary of Significant Account Policies included in Item 8 of Part II for additional information:
Inventory provisions
Inventory is valued at the lower of cost and net realizable value. We periodically review our inventories and make a provision for obsolescence and goods that have quality issues or that are damaged. We record a provision at an amount that is equal to the difference between the inventory cost and its net realizable value. As at January 31, 2021 the net carrying value of our inventories was $647.2 million, which included provisions for obsolete and damaged inventory of $30.0 million. The provision is determined based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination.
Goodwill impairment assessment
Goodwill is tested annually for impairment on the first day of the fourth quarter each fiscal year, or more frequently if there are indicators of impairment. Goodwill is allocated to the reporting unit which is expected to receive the benefit from the synergies of the combination.
The Company has allocated $362.5 million of goodwill to the MIRROR reporting unit. As at November 2, 2020, we performed a qualitative assessment and concluded that it was more likely than not that the fair value of the MIRROR reporting unit exceeded its carrying value, and therefore, no further impairment testing was required.
In concluding that it was more likely than not that the fair value of the MIRROR reporting unit exceeded its fair value we considered if there had been any negative changes to the key valuation inputs; including future revenue growth rates, future gross and operating margin, discount rates, and terminal value assumptions since the date of acquisition.
In future periods a full impairment test may be required depending on changes to market conditions, performance of the MIRROR reporting unit, or changes in the Company's strategy.
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
As of January 31, 2021, the paid-up-capital balance of the Canadian subsidiaries for tax purposes was $2.0 billion. The net investment in our Canadian subsidiaries was $1.8 billion, of which $0.8 billion was determined to be indefinitely reinvested. The Canadian subsidiaries have sufficient paid-up-capital such that we could choose to repatriate the portion of our net investment that is not indefinitely reinvested without paying Canadian withholding tax.
Deferred income tax liabilities of $3.0 million have been recognized in relation to the portion of our net investment in our Canadian subsidiaries that is not indefinitely reinvested, principally representing the U.S. state income taxes which would be due upon repatriation. The unrecognized deferred tax liability on the indefinitely reinvested amount is approximately $2.4 million.
In future periods, if the net investment in our Canadian subsidiaries exceeds their paid-up-capital balance, whether due to a change in the amount that is indefinitely reinvested or as a result of accumulation of profits by these subsidiaries, we will record additional deferred tax liabilities for Canadian withholding taxes and our effective tax rate will increase.
Contingencies
We are involved in legal proceedings regarding contractual and employment relationships and a variety of other matters. We record contingent liabilities, when a loss is assessed to be probable and its amount is reasonably estimable. If it is reasonably possible that a material loss could occur through ongoing litigation, we provide disclosure in the footnotes to our financial statements. Assessing probability of loss and estimating the amount of probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third-party claimants and courts. Should we experience adverse court judgments or should negotiated outcomes differ to our expectations with respect to such ongoing litigation it could have a material adverse effect on our results of operations, financial position, and cash flows.
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
As of January 31, 2021, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 15. Derivative Financial Instruments included in Item 8 of Part II of this report for further information, including details of the notional amounts outstanding.
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
We currently generate a significant portion of our net revenue and incur a significant portion of our expenses in Canada. We also hold a significant portion of our net assets in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. A weakening of the U.S. dollar against the Canadian dollar results in:
•the following impacts to the consolidated statements of operations:
–an increase in our net revenue upon translation of the sales made by our Canadian operations into U.S. dollars for the purposes of consolidation;
–an increase in our selling, general and administrative expenses incurred by our Canadian operations upon translation into U.S. dollars for the purposes of consolidation;
–foreign exchange revaluation losses by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities; and
–derivative valuation gains on forward currency contracts not designated in a hedging relationship;
•the following impacts to the consolidated balance sheets:

–an increase in the foreign currency translation adjustment which arises on the translation of our Canadian subsidiaries' balance sheets into U.S. dollars; and
–a decrease in the foreign currency translation adjustment from derivative valuation losses on forward currency contracts, entered into as net investment hedges of a Canadian subsidiary.
During 2020, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $57.0 million reduction in accumulated other comprehensive loss within stockholders' equity. During 2019, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $4.6 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for 2020 would have resulted in lower income from operations of approximately $22.0 million in 2020. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar throughout the fiscal year. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 31, 2021, aside from letters of credit of $2.4 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated balance sheets of lululemon athletica inc. and its subsidiaries (together, the Company) as of January 31, 2021 and February 2, 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the 52-week period ended January 31, 2021, the 52-week period ended February 2, 2020, and the 53-week period ended February 3, 2019, including the related notes, listed in the index appearing under item 15(a)(1) and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and February 2, 2020, and the results of its operations and its cash flows for the 52-week period ended January 31, 2021, the 52-week period ended February 2, 2020, and the 53-week period ended February 3, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 4, 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s 2020 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventory provision
As described in Notes 2 and 3 to the consolidated financial statements, inventory is valued at the lower of cost and net realizable value, and management records a provision as necessary to appropriately value inventories that are obsolete, have quality issues, or are damaged. Provision expense is recorded in cost of goods sold. As of January 31, 2021, the Company’s consolidated net inventories balance was $647.2 million inclusive of the inventory provision of $31.0 million. The amount of the inventory provision is equal to the difference between the cost of the inventory and its estimated net realizable value based on assumptions about product quality, damages, future demand, selling prices, and market conditions.
The principal considerations for our determination that performing procedures relating to the inventory provision is a critical audit matter are (i) management identified the matter as a critical accounting estimate; and (ii) significant judgment was required by management in determining the estimated net realizable value of inventories that are obsolete, have quality issues, or are damaged, which in turn led to significant audit effort and a high degree of subjectivity in evaluating audit evidence relating to the estimate.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the review of the provision including the assumptions used. These procedures also included, among others, (i) observing the physical condition of inventories during inventory counts; (ii) evaluating the appropriateness of management’s process for developing the estimates of net realizable value; (iii) testing the reliability of reports used by management by agreeing to underlying records; (iv) testing the reasonableness of the assumptions about quality, damages, future demand, selling prices and market conditions by considering historical trends and consistency with evidence obtained in other areas of the audit; and corroborating the assumptions with individuals within the product team.
Acquisition of MIRROR – valuation of intangible assets
As described in Notes 1, 2 and 6 to the consolidated financial statements, the Company completed the acquisition of Curiouser Products Inc., dba MIRROR, ("MIRROR") for net consideration of $452.6 million in 2020 which resulted in $85.0 million of intangible assets being recorded. The fair values of intangible assets were based upon valuation techniques including discounted cash flows, relief from royalty, and replacement cost methods. Management applied judgment in estimating the fair values of intangible assets acquired, which involved the use of significant estimates and assumptions with respect to future revenue growth rates, royalty rates, and the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of intangible assets in the acquisition of MIRROR – is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurements of intangible assets acquired due to the judgment by management when estimating the fair values of the intangible assets; (ii) significant audit effort in evaluating the significant assumptions relating to the intangible assets, such as the future revenue growth rates, royalty rates, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of intangible assets, including controls over management’s development of the future revenue growth rates, royalty rates, and discount rate assumptions utilized in the valuation of the intangible assets. These procedures also included, among others, (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair values of intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to the future revenue growth rates, royalty rates and discount rate assumptions for the intangible assets. Evaluating the reasonableness of the future revenue growth rates involved considering the past performance of the acquired business, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the royalty rates and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, Canada
March 30, 2021

We have served as the Company's auditor since 2006.

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	January 31, 2021	February 2, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,150,517	$1,093,505
Accounts receivable	62,399	40,219
Inventories	647,230	518,513
Prepaid and receivable income taxes	139,126	85,159
Prepaid expenses and other current assets	125,107	70,542
	2,124,379	1,807,938
Property and equipment, net	745,687	671,693
Right-of-use lease assets	734,835	689,664
Goodwill	386,877	24,182
Intangible assets, net	80,080	241
Deferred income tax assets	6,731	31,435
Other non-current assets	106,626	56,201
	$4,185,215	$3,281,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$172,246	$79,997
Accrued inventory liabilities	14,956	6,344
Other accrued liabilities	211,911	112,641
Accrued compensation and related expenses	130,171	133,688
Current lease liabilities	166,091	128,497
Current income taxes payable	8,357	26,436
Unredeemed gift card liability	155,848	120,413
Other current liabilities	23,598	12,402
	883,178	620,418
Non-current lease liabilities	632,590	611,464
Non-current income taxes payable	43,150	48,226
Deferred income tax liabilities	58,755	43,432
Other non-current liabilities	8,976	5,596
	1,626,649	1,329,136
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,203 and 6,227 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,203 and 6,227 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 125,150 and 124,122 issued and outstanding	626	621
Additional paid-in capital	388,667	355,541
Retained earnings	2,346,428	1,820,637
Accumulated other comprehensive loss	(177,155)	(224,581)
	2,558,566	1,952,218
	$4,185,215	$3,281,354
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	January 31, 2021	February 2, 2020	February 3, 2019
Net revenue	$4,401,879	$3,979,296	$3,288,319
Cost of goods sold	1,937,888	1,755,910	1,472,032
Gross profit	2,463,991	2,223,386	1,816,287
Selling, general and administrative expenses	1,609,003	1,334,247	1,110,379
Amortization of intangible assets	5,160	29	72
Acquisition-related expenses	29,842	—	—
Income from operations	819,986	889,110	705,836
Other income (expense), net	(636)	8,283	9,414
Income before income tax expense	819,350	897,393	715,250
Income tax expense	230,437	251,797	231,449
Net income	$588,913	$645,596	$483,801

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	47,426	(7,773)	(73,885)
Comprehensive income	$636,339	$637,823	$409,916

Basic earnings per share	$4.52	$4.95	$3.63
Diluted earnings per share	$4.50	$4.93	$3.61
Basic weighted-average number of shares outstanding	130,289	130,393	133,413
Diluted weighted-average number of shares outstanding	130,871	130,955	133,971
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 28, 2018	9,781	9,781	$—	125,650	$628	$284,253	$1,455,002	$(142,923)	$1,596,960
Net income							483,801		483,801
Foreign currency translation adjustment								(73,885)	(73,885)
Common stock issued upon exchange of exchangeable shares	(449)	(449)	—	449	2	(2)			—
Stock-based compensation expense						28,568			28,568
Common stock issued upon settlement of stock-based compensation				535	3	17,647			17,650
Shares withheld related to net share settlement of stock-based compensation				(94)	—	(8,779)			(8,779)
Repurchase of common stock				(4,940)	(25)	(6,402)	(591,913)		(598,340)
Balance as of February 3, 2019	9,332	9,332	$—	121,600	$608	$315,285	$1,346,890	$(216,808)	$1,445,975
Net income							645,596		645,596
Foreign currency translation adjustment								(7,773)	(7,773)
Common stock issued upon exchange of exchangeable shares	(3,105)	(3,105)	—	3,105	16	(16)			—
Stock-based compensation expense						45,593			45,593
Common stock issued upon settlement of stock-based compensation				603	3	18,167			18,170
Shares withheld related to net share settlement of stock-based compensation				(130)	(1)	(21,943)			(21,944)
Repurchase of common stock				(1,056)	(5)	(1,545)	(171,849)		(173,399)
Balance as of February 2, 2020	6,227	6,227	$—	124,122	$621	$355,541	$1,820,637	$(224,581)	$1,952,218

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Net income							588,913		588,913
Foreign currency translation adjustment								47,426	47,426
Common stock issued upon exchange of exchangeable shares	(1,024)	(1,024)	—	1,024	5	(5)			—
Stock-based compensation expense						50,797			50,797
Common stock issued upon settlement of stock-based compensation				532	3	15,260			15,263
Shares withheld related to net share settlement of stock-based compensation				(159)	(1)	(32,387)			(32,388)
Repurchase of common stock				(369)	(2)	(539)	(63,122)		(63,663)
Balance as of January 31, 2021	5,203	5,203	$—	125,150	$626	$388,667	$2,346,428	$(177,155)	$2,558,566
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 31, 2021	February 2, 2020	February 3, 2019
Cash flows from operating activities
Net income	$588,913	$645,596	$483,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,478	161,933	122,484
Stock-based compensation expense	50,797	45,593	28,568
Derecognition of unredeemed gift card liability	(13,696)	(11,939)	(6,859)
Settlement of derivatives not designated in a hedging relationship	4,485	(1,925)	(14,876)
Deferred income taxes	34,908	24,129	16,786
Changes in operating assets and liabilities:
Inventories	(96,548)	(117,591)	(85,942)
Prepaid and receivable income taxes	(53,966)	(35,775)	(437)
Prepaid expenses and other current assets	(70,999)	(53,754)	(28,546)
Other non-current assets	(49,056)	(27,852)	(2,107)
Accounts payable	82,663	(14,810)	71,962
Accrued inventory liabilities	8,046	(9,598)	4,312
Other accrued liabilities	91,115	14,276	9,416
Accrued compensation and related expenses	(6,692)	25,326	41,600
Current and non-current income taxes payable	(24,125)	(34,137)	46,428
Unredeemed gift card liability	47,962	33,289	24,885
Right-of-use lease assets and current and non-current lease liabilities	13,267	17,422	—
Other current and non-current liabilities	10,784	9,133	31,304
Net cash provided by operating activities	803,336	669,316	742,779
Cash flows from investing activities
Purchase of property and equipment	(229,226)	(283,048)	(225,807)
Settlement of net investment hedges	(14,607)	347	(16,216)
Acquisition, net of cash acquired	(452,581)	—	—
Other investing activities	882	4,293	(771)
Net cash used in investing activities	(695,532)	(278,408)	(242,794)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	15,263	18,170	17,650
Taxes paid related to net share settlement of stock-based compensation	(32,388)	(21,944)	(8,779)
Repurchase of common stock	(63,663)	(173,399)	(598,340)
Other financing activities	—	—	(745)
Net cash used in financing activities	(80,788)	(177,173)	(590,214)
Effect of exchange rate changes on cash	29,996	(1,550)	(18,952)
Increase (decrease) in cash and cash equivalents	57,012	212,185	(109,181)
Cash and cash equivalents, beginning of period	$1,093,505	$881,320	$990,501
Cash and cash equivalents, end of period	$1,150,517	$1,093,505	$881,320
See accompanying notes to the consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel and accessories, which are sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales from temporary locations, sales to wholesale accounts, license and supply arrangements, and warehouse sales. The Company operates stores in the United States, Canada, the People's Republic of China ("PRC"), Australia, the United Kingdom, Germany, New Zealand, South Korea, Japan, Singapore, France, Malaysia, Sweden, Ireland, the Netherlands, Norway, and Switzerland. There were 521, 491, and 440 company-operated stores in operation as of January 31, 2021, February 2, 2020, and February 3, 2019, respectively.
On July 7, 2020, the Company acquired Curiouser Products Inc., dba MIRROR, ("MIRROR") which has been consolidated from the date of acquisition. MIRROR generates net revenue from the sale of in-home fitness equipment and associated content subscriptions. Please refer to Note 6. Acquisition for further information.
COVID-19 Pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020 and it has caused governments and public health officials to impose restrictions and to recommend precautions to mitigate the spread of the virus.
In February 2020, the Company temporarily closed all of its retail locations in Mainland China, and in March 2020, the Company temporarily closed all of its retail locations in North America, Europe, and certain countries in Asia Pacific. The stores in Mainland China reopened during the first quarter of fiscal 2020, and stores in other markets began reopening in accordance with local government and public health authority guidelines during the second quarter of fiscal 2020. Almost all of the Company's retail locations were open during the third quarter of fiscal 2020, and while most retail locations have remained open, certain locations have temporarily closed based on government and health authority guidance in those markets.
The Company's distribution centers and most of its open retail locations are operating with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.
In response to the COVID-19 pandemic, various government programs have been announced which provide financial relief for affected businesses. The most significant relief measures which the Company qualified for are the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the United States, and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. During fiscal 2020 the Company recognized payroll subsidies totaling $37.1 million under these wage subsidy programs and similar plans in other jurisdictions. These subsidies were recorded as a reduction in the associated wage costs which the Company incurred, and were recognized in selling, general and administrative expenses.
The Financial Accounting Standards Board ("FASB") issued guidance in April 2020 in relation to accounting for lease concessions made in connection with the effects of COVID-19. In accordance with this guidance, the Company has elected to treat COVID-19-related lease concessions as variable lease payments. The Company is actively negotiating commercially reasonable lease concessions. Lease concessions of $9.1 million were recognized during fiscal 2020.
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
Revenue is presented net of an allowance for expected returns. The increase in the sales return allowance reflects the higher proportion of direct to consumer net revenue, and the longer period of time taken for returns to be made as a result of restricted capacity at retail locations.

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
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2020 and fiscal 2019 were each 52-week years. Fiscal 2018 was a 53-week year. Fiscal 2020, 2019, and 2018 ended on January 31, 2021, February 2, 2020, and February 3, 2019, respectively, and are referred to as "2020," "2019," and "2018," respectively.
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
Accounts receivable
Accounts receivable primarily arise out of duty receivables, sales to wholesale accounts, and license and supply arrangements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As of January 31, 2021, February 2, 2020, and February 3, 2019, the Company recorded an insignificant allowance for doubtful accounts.
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
Goodwill
Goodwill represents the excess of the aggregate of the consideration transferred, the fair value of any non-controlling interest in the acquiree, and the acquisition-date fair value of the Company's previously held equity interest over the net assets acquired and liabilities assumed. Goodwill is allocated to the reporting unit which is expected to receive the benefit from the synergies of the combination.
Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired. Generally, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If factors indicate that this is the case, the Company then estimates the fair value of the related reporting unit. If the fair value is less than the carrying value, the goodwill of the reporting unit is determined to be impaired and the Company will record an impairment equal to the excess of the carrying value over its fair value.
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

Furniture and fixtures	20%
Computer hardware and software	20% - 50%
Equipment and vehicles	30%
Cloud Computing Arrangements
Costs incurred to implement cloud computing service arrangements are initially deferred, and recognized as other non-current assets. Implementation costs are subsequently amortized over the expected term of the related cloud service. The carrying value of cloud computing implementation costs are tested for impairment when an event or circumstance indicates that the asset might be impaired. Changes in cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.
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
Revenue recognition
Net revenue is comprised of company-operated store net revenue, direct to consumer net revenue through websites and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via the Company's distribution centers, and other net revenue, which includes revenue from MIRROR, outlets, temporary locations, sales to wholesale accounts, warehouse sales, and license and supply arrangement net revenue, which consists of royalties as well as sales of the Company's products to licensees. All revenue is reported net of markdowns, discounts, sales taxes collected from customers on behalf of taxing authorities, and returns.
MIRROR generates net revenue from the sale of in-home fitness equipment and associated content subscriptions. Certain in-home fitness contracts contain multiple performance obligations, including hardware and a subscription service commitment. For customer contracts that contain multiple performance obligations the Company accounts for individual performance obligations if they are distinct. The transaction price, net of discounts, is allocated to each performance obligation based on its standalone selling price.
Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue from company-operated stores and other retail locations is recognized at the point of sale. Direct to consumer revenue, sales to wholesale accounts and in-home fitness hardware sales are recognized upon receipt by the customer. In certain arrangements the Company receives payment before the customer receives the promised good. These payments are initially recorded as deferred revenue, and recognized as revenue in the period when control is transferred to the customer.
Revenue is presented net of an allowance for estimated returns. The Company's liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within other prepaid expenses and other current assets on the consolidated balance sheets.
Shipping fees billed to customers are recorded as revenue, and shipping costs are recognized within selling, general and administrative expenses in the same period the related revenue is recognized.
Proceeds from the sale of gift cards are initially deferred and recognized within unredeemed gift card liability on the consolidated balance sheets, and are recognized as revenue when tendered for payment. While the Company will continue to honor all gift cards presented for payment, to the extent management determines there is no requirement to remit unused card balances to government agencies under unclaimed property laws, the portion of card balances not expected to be redeemed are recognized in net revenue in proportion to the gift cards which have been redeemed, under the redemption recognition method. For 2020, 2019, and 2018, net revenue recognized on unredeemed gift card balances was $13.7 million, $11.9 million, and $6.9 million, respectively.
Cost of goods sold
Cost of goods sold includes:
•the cost of purchased merchandise, which includes acquisition and production costs including raw material and labor, as applicable;
•the cost incurred to deliver inventory to the Company's distribution centers including freight, non-refundable taxes, duty, and other landing costs;
•the cost of the Company's distribution centers, such as labor, rent, utilities, and depreciation;
•the cost of the Company's production, design, research and development, distribution, and merchandising departments including salaries, stock-based compensation and benefits, and other expenses;
•occupancy costs such as minimum rent, contingent rent where applicable, property taxes, utilities, and depreciation expense for the Company's company-operated store locations;
•hemming costs;
•shrink and inventory provision expense; and
•the cost of digital content subscription services, including the costs of content creation, studio overhead, and related production departments.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold, intangible asset amortization, or acquisition-related expenses. The Company's selling, general and administrative expenses include the costs of corporate and retail employee wages and benefits, costs to transport the Company's products from the distribution facilities to the Company's retail locations and e-commerce guests, professional fees, marketing, information technology, human resources, accounting, legal, corporate facility and occupancy costs, and depreciation and amortization expense other than in cost of goods sold.
For 2020, 2019, and 2018, the Company incurred costs to transport its products from its distribution facilities to its retail locations and e-commerce guests of $232.4 million, $106.7 million, and $79.5 million, respectively.
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
The U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. The Company completed the accounting for the income tax effects of U.S. tax reform during 2018. U.S. tax reform changes and their impact to the Company are outlined in Note 17. Income Taxes. The Company treats the global intangible low-taxed income ("GILTI") tax as an in period tax.
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
The Company records cash, accounts receivable, accounts payable, and accrued liabilities at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis, which are outlined in Note 14. Fair Value Measurement.
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
The Company does not enter into derivative contracts for speculative or trading purposes. Additional information on the Company's derivative financial instruments is included in Note 14. Fair Value Measurement and Note 15. Derivative Financial Instruments.
Concentration of credit risk
Accounts receivable are primarily from inventory duty receivables, wholesale accounts, and from license and supply arrangements. The Company generally does not require collateral to support the accounts receivable; however, in certain circumstances, the Company may require parties to provide payment for goods prior to delivery of the goods or to provide letters of credit. The accounts receivable are net of an allowance for doubtful accounts, which is established based on management's assessment of the credit risk of the underlying accounts.
Cash and cash equivalents are held with high quality financial institutions. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. The Company is also exposed to credit-related losses in the event of nonperformance by the counterparties to the forward currency contracts. The credit risk amount is the Company's unrealized gains on its derivative instruments, based on foreign currency rates at the time of nonperformance. The Company has not experienced any losses related to these items, and it believes credit risk to be minimal. The Company seeks to minimize its credit risk by entering into transactions with credit worthy and reputable financial institutions and by monitoring the credit standing of the financial institutions with whom it transacts. It seeks to limit the amount of exposure with any one counterparty.
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
Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted during 2020 were assessed, and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
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
Recently issued accounting pronouncements
ASUs recently issued not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
In December 2019, the FASB issued guidance on ASC 740, Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application and simplify GAAP for other areas of this topic by clarifying and amending existing guidance. This Company is evaluating the impact of this update.

NOTE 3. INVENTORIES

	January 31, 2021	February 2, 2020
	(In thousands)
Inventories, at cost	$678,200	$540,580
Provision to reduce inventories to net realizable value	(30,970)	(22,067)
Inventories	$647,230	$518,513
The Company had net write-offs of $20.5 million, $28.6 million, and $25.3 million of inventory in 2020, 2019, and 2018, respectively for goods that were obsolete, had quality issues, or were damaged.
NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	January 31, 2021	February 2, 2020
	(In thousands)
Prepaid expenses	$82,164	$64,568
Forward currency contract assets	17,364	1,735
Government payroll subsidy receivables	13,309	—
Other current assets	12,270	4,239
Prepaid expenses and other current assets	$125,107	$70,542
NOTE 5. PROPERTY AND EQUIPMENT

	January 31, 2021	February 2, 2020
	(In thousands)
Land	$74,261	$71,829
Buildings	30,870	30,187
Leasehold improvements	583,305	489,202
Furniture and fixtures	117,334	109,533
Computer hardware	116,239	95,399
Computer software	427,313	336,768
Equipment and vehicles	17,105	19,521
Work in progress	69,847	40,930
Property and equipment, gross	1,436,274	1,193,369
Accumulated depreciation	(690,587)	(521,676)
Property and equipment, net	$745,687	$671,693
Included in the cost of computer software are capitalized costs of $23.5 million and $20.7 million as of January 31, 2021 and February 2, 2020, respectively, associated with internally developed software.
Depreciation expense related to property and equipment was $180.1 million, $161.8 million, and $122.4 million for 2020, 2019, and 2018, respectively.
NOTE 6. ACQUISITION
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
$464,734
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
Goodwill relates to benefits expected as a result of the acquisition to MIRROR's business and has been allocated to the MIRROR reporting unit which is included within Other in the Company's segment disclosures. None of the goodwill is expected to be deductible for income tax purposes.
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
	$85,000

Accounting for business combinations requires estimates and assumptions to derive the fair value of acquired assets and liabilities, and in the case of MIRROR, this is with specific reference to acquired intangible assets. The fair value of intangible assets was based upon widely-accepted valuation techniques, including discounted cash flows and relief from royalty and replacement cost methods, depending on the nature of the assets acquired or liabilities assumed. Inherent in each valuation technique are critical assumptions, including future revenue growth rates, royalty rates, and the discount rate. The recognition of deferred tax assets in relation to the historic net operating losses of MIRROR relied on assumptions and estimates of the future profitability of the Company's U.S. operations.
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
The following table summarizes the acquisition-related expenses recognized during 2020:

2020
(in thousands)
Acquisition-related expenses:
Transaction and integration costs	$10,548
Gain on existing investment	(782)
Acquisition-related compensation	20,076
$29,842

Income tax effects of acquisition-related expenses	$(3,133)
In 2020, the Company recognized $17.2 million related to deferred consideration, and recognized an expense of $2.9 million for the partial acceleration of vesting of certain stock options held by MIRROR employees.
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
NOTE 7. GOODWILL
The changes in the carrying amounts of goodwill were as follows:

Goodwill
(In thousands)
Balance as of February 2, 2020	$24,182
MIRROR acquisition	362,492
Effect of foreign currency translation	203
Balance as of January 31, 2021	$386,877

Of the Company's goodwill, $362.5 million relates to the MIRROR reporting unit that is included within Other in the Company's segment disclosures. The remaining $24.4 million relates to the company-operated stores segment.
NOTE 8. INTANGIBLE ASSETS
The carrying value of intangible assets, and their estimated remaining useful lives as of January 31, 2021 were as follows:

	January 31, 2021	February 02, 2020	Remaining Useful Life
	(In thousands)
Intangible assets, net:
Brand	$25,727	$—	19.4 years
Customer relationships	26,308	—	9.4 years
Technology	23,478	—	6.9 years
Content	4,417	—	4.4 years
Other	150	241	1.7 years
	$80,080	$241
NOTE 9. OTHER NON-CURRENT ASSETS

	January 31, 2021	February 02, 2020
	(In thousands)
Cloud computing arrangement implementation costs	$74,631	$24,648
Security deposits	23,154	19,901
Other	8,841	11,652
Other non-current assets	$106,626	$56,201
NOTE 10. OTHER ACCRUED LIABILITIES

	January 31, 2021	February 02, 2020
	(In thousands)
Accrued freight and other operating expenses	$97,335	$43,225
Accrued duty	17,404	16,178
Sales tax collected	15,246	17,370
Sales return allowances	32,560	12,897
Accrued rent	8,559	8,356
Accrued capital expenditures	8,653	5,457
Forward currency contract liabilities	18,766	1,920
Other	13,388	7,238
Other accrued liabilities	$211,911	$112,641
NOTE 11. REVOLVING CREDIT FACILITIES
North America revolving credit facility
During 2016, the Company obtained a $150.0 million committed and unsecured five-year revolving credit facility with major financial institutions. During 2018, the Company amended the credit agreement to provide for:
i.an increase in the aggregate commitments under the revolving credit facility to $400.0 million, with an increase of the sub-limits for the issuance of letters of credit and extensions of swing line loans to $50.0 million for each;
ii.an increase in the option, subject to certain conditions, to request increases in commitments from $400.0 million to $600.0 million; and

iii.an extension in the maturity of the facility from December 15, 2021 to June 6, 2023. Borrowings under the facility may be made in U.S. Dollars, Euros, Canadian Dollars, and in other currencies, subject to the lenders' approval.
As of January 31, 2021, aside from letters of credit of $2.4 million, there were no other borrowings outstanding under this facility.
Borrowings under the facility bear interest at a rate equal to, at the Company's option, either (a) based on the rates applicable for deposits on the interbank market for U.S. Dollars or the applicable currency in which the borrowings are made ("LIBOR") or (b) an alternate base rate, plus, an applicable margin determined by reference to a pricing grid, based on the ratio of indebtedness to earnings before interest, tax, depreciation, amortization, and rent ("EBITDAR") and ranges between 1.00%-1.50% for LIBOR loans and 0.00%-0.50% for alternate base rate loans. Additionally, a commitment fee of between 0.10%-0.20% is payable on the average unused amounts under the revolving credit facility, and fees of 1.00%-1.50% are payable on unused letters of credit.
The credit agreement contains negative covenants that, among other things and subject to certain exceptions, limit the ability of the Company's subsidiaries to incur indebtedness, incur liens, undergo fundamental changes, make dispositions of all or substantially all of their assets, alter their businesses and enter into agreements limiting subsidiary dividends and distributions.
The Company is also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.5:1 and to maintain the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) below 2:1. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of January 31, 2021, the Company was in compliance with the covenants of the credit facility.
Mainland China revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan during 2020. It comprises of a revolving loan of up to 200.0 million Chinese Yuan and a financial guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of January 31, 2021, the Company was in compliance with the covenant and there were no borrowings or guarantees outstanding under this credit facility.
364-Day revolving credit facility
In June 2020, the Company obtained a 364-day $300.0 million committed and unsecured revolving credit facility. In December 2020, the Company elected to terminate this credit facility.
NOTE 12. STOCKHOLDERS' EQUITY
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

NOTE 13. STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
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
The Company has granted stock options, performance-based restricted stock units, restricted stock units, and restricted shares. Stock options granted to date generally have a four-year vesting period and vest at a rate of 25% each year on the anniversary date of the grant. Stock options generally expire on the earlier of seven years from the date of grant, or a specified period of time following termination. Performance-based restricted stock units issued generally vest three years from the grant date and restricted shares generally vest one year from the grant date. Restricted stock units granted generally have a three-year vesting period and vest at a certain percentage each year on the anniversary date of the grant.
The Company issues previously unissued shares upon the exercise of Company options, vesting of performance-based restricted stock units or restricted stock units that are settled in common stock, and granting of restricted shares.
Stock-based compensation expense charged to income for the plans was $56.6 million, $46.1 million, and $29.6 million for 2020, 2019, and 2018, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $75.7 million as of January 31, 2021, which is expected to be recognized over a weighted-average period of 1.9 years, and was $63.4 million as of February 2, 2020 over a weighted-average period of 2.0 years.

A summary of the balances of the Company's stock-based compensation plans as of January 31, 2021, February 2, 2020, and February 3, 2019, and changes during the fiscal years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance as of January 28, 2018	1,117	$56.44	329	$60.42	21	$52.45	427	$57.54	—	$—
Granted	388	96.96	123	102.49	6	124.19	257	88.75	44	136.67
Exercised/vested	316	56.29	39	63.04	21	52.45	174	58.94	—	—
Forfeited/expired	319	59.76	133	61.71	—	—	70	66.90	—	—
Balance as of February 3, 2019	870	$73.34	280	$78.01	6	$124.19	440	$73.73	44	$146.12
Granted	325	168.14	93	142.33	7	175.82	124	170.15	—	—
Exercised/vested	299	60.75	97	72.04	6	124.19	186	70.69	15	179.67
Forfeited/expired	120	102.37	38	91.03	—	—	45	95.46	—	—
Balance as of February 2, 2020	776	$113.41	238	$103.52	7	$175.82	333	$108.44	29	$239.39
Granted	241	182.78	140	122.21	4	299.09	130	208.35	—	—
Exercised/vested	182	83.89	171	63.03	7	175.82	175	87.31	14	366.42
Forfeited/expired	31	155.33	8	155.08	—	—	13	162.60	—	—
Balance as of January 31, 2021	804	$139.27	199	$149.20	4	$299.09	275	$166.50	15	$328.68
A total of 12.9 million shares of the Company's common stock have been authorized for future issuance under the Company's 2014 Equity Incentive Plan.
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
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted in 2020, 2019, and 2018:

	2020	2019	2018
Expected term	3.61 years	3.75 years	3.75 years
Expected volatility	40.01%	38.43%	36.87%
Risk-free interest rate	0.32%	2.19%	2.46%
Dividend yield	—%	—%	—%

The following table summarizes information about stock options outstanding and exercisable as of January 31, 2021:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
	(In thousands, except per share amounts and years)
$2.78-$81.22	147	$57.03	3.6	61	$62.04	3.0
$85.96-$124.19	129	88.16	4.2	26	89.77	4.2
$136.67-$155.97	73	137.22	4.6	36	137.09	4.6
$167.54-$167.54	230	167.54	5.2	40	167.54	5.2
$174.52-$356.93	226	194.03	6.1	2	182.81	5.4
	804	$139.27	4.9	165	$109.79	4.1
Intrinsic value	$152,342			$36,081
As of January 31, 2021, the unrecognized compensation cost related to these options was $23.1 million, which is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average grant date fair value of options granted during 2020, 2019, and 2018 was $74.91, $54.09, and $30.30, respectively.
The following table summarizes the intrinsic value of options exercised and awards that vested during 2020, 2019, and 2018:

	2020	2019	2018
	(In thousands)
Stock options	$37,022	$36,188	$17,268
Performance-based restricted stock units	32,384	16,003	3,413
Restricted shares	2,115	1,048	2,600
Restricted stock units	37,791	31,300	17,142
Restricted stock units (liability accounting)	5,309	2,603	—
	$114,621	$87,142	$40,423
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During 2020, there were 0.1 million shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $9.2 million, $8.5 million, and $6.4 million during 2020, 2019, and 2018, respectively.

NOTE 14. FAIR VALUE MEASUREMENT
Assets and liabilities measured at fair value on a recurring basis
As of January 31, 2021 and February 2, 2020, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	January 31, 2021	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$671,817	$671,817	$—	$—	Cash and cash equivalents
Term deposits	183,015	—	183,015	—	Cash and cash equivalents
Forward currency contract assets	17,364	—	17,364	—	Prepaid expenses and other current assets
Forward currency contract liabilities	18,767	—	18,767	—	Other current liabilities

	February 2, 2020	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$610,800	$610,800	$—	$—	Cash and cash equivalents
Term deposits	203,360	—	203,360	—	Cash and cash equivalents
Forward currency contract assets	1,735	—	1,735	—	Prepaid expenses and other current assets
Forward currency contract liabilities	1,920	—	1,920	—	Other current liabilities
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
NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company holds a significant portion of its assets in Canada and during 2020, it entered into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during 2020.

Derivatives not designated as hedging instruments
During 2020, the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities.
Quantitative disclosures about derivative financial instruments
The notional amounts and fair values of forward currency contracts were as follows:

	January 31, 2021			February 2, 2020
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$985,000	$—	$18,099	$417,000	$1,583	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,055,000	17,364	668	460,000	152	1,920
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$17,364	$18,767		$1,735	$1,920
As of January 31, 2021, there were derivative assets of $17.4 million and derivative liabilities of $18.8 million subject to enforceable netting arrangements.
The forward currency contracts designated as net investment hedges mature on different dates between February 2021 and September 2021.
The forward currency contracts not designated in a hedging relationship mature on different dates between February 2021 and September 2021.
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income are as follows:

	2020	2019	2018
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$(34,289)	$2,972	$23,946
No gains or losses have been reclassified from accumulated other comprehensive income into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations are as follows:

	2020	2019	2018
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$(26,053)	$2,701	$23,642
Derivatives not designated in a hedging relationship	22,949	(4,209)	(22,249)
Net foreign exchange and derivative gains (losses)	$(3,104)	$(1,508)	$1,393
NOTE 16. LEASES
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of January 31, 2021, the lease terms of the various leases range from two to fifteen years. The majority of the Company's leases include renewal options at the sole discretion of the Company. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term.
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

	2020	2019
	(In thousands)
Net lease expense:
Operating lease expense	$193,498	$176,367
Short-term lease expense	11,721	9,358
Variable lease expense	60,991	70,957
	$266,210	$256,682
The following table presents future minimum lease payments and the impact of discounting.

January 31, 2021
(In thousands)
2021	$189,907
2022	177,819
2023	151,668
2024	127,834
2025	71,670
After 2026	155,619
Future minimum lease payments	$874,517
Impact of discounting	(75,836)
Present value of lease liabilities	$798,681

Balance sheet classification:
Current lease liabilities	$166,091
Non-current lease liabilities	632,590
$798,681
The weighted-average remaining lease term and weighted-average discount rate were as follows:

January 31, 2021
Weighted-average remaining lease term	5.59 years
Weighted-average discount rate	3.42%

Disclosures related to periods prior to adoption of ASC 842
The following table details the Company's total rent expense prior to the adoption of ASC 842 as well as the property taxes for leased locations.

2018
(in thousands)
Total rent expense:
Minimum rent expense	$161,847
Common area expenses	23,269
Rent contingent on sales	12,846
$197,962

Property taxes for leased locations	$17,826
NOTE 17. INCOME TAXES
The Company's domestic and foreign income before income tax expense and current and deferred income taxes from federal, state, and foreign sources are as follows:

	2020	2019	2018
	(In thousands)
Income before income tax expense
Domestic	$122,573	$180,043	$132,563
Foreign	696,777	717,350	582,687
	$819,350	$897,393	$715,250
Current income tax expense
Federal	$70	$45,765	$73,213
State	10,439	11,480	16,153
Foreign	185,803	170,158	123,129
	$196,312	$227,403	$212,495
Deferred income tax expense (recovery)
Federal	$19,754	$(5,683)	$(13,068)
State	5,923	(150)	(8,566)
Foreign	8,448	30,227	40,588
	$34,125	$24,394	$18,954
Income tax expense	$230,437	$251,797	$231,449
The Company's income tax expense for 2018 included certain discrete tax amounts, as follows:

2018
(In thousands)
U.S. tax reform:
One-time transition tax	$7,464
Tax on repatriation from foreign subsidiaries	23,714
Total discrete amounts	$31,178
U.S. tax reform
The U.S. tax reforms enacted in December 2017 introduced significant changes to the U.S. income tax laws, including reduction in the U.S. federal income tax rate from 35% to 21%, a shift to a territorial tax system which changed how foreign earnings are subject to U.S. tax, and the imposition of a mandatory one-time transition tax on the accumulated undistributed earnings of foreign subsidiaries.

One-time transition tax. U.S. tax reform required the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% on cash and cash equivalents and 8% on the remaining earnings, net of foreign tax credits. The one-time transition tax is payable over eight years.
As a result of completing its fiscal 2017 U.S. tax returns and incorporating newly issued guidance into its calculations the Company recognized an additional current tax expense of $7.5 million during 2018 for the mandatory one-time transition tax.
The Company completed the accounting for the income tax effects of U.S. tax reform in 2018.
Tax on repatriation from foreign subsidiaries
U.S. tax reform and the shift to a territorial tax system in fiscal 2017 eliminated U.S. federal income taxes upon the repatriation of foreign earnings. However, U.S. tax reform did not eliminate foreign withholding taxes, or certain state income taxes.
During 2018, the Company completed its evaluation of the impact that U.S. tax reform has upon repatriation taxes, its reinvestment plans, and the most efficient means of deploying its capital resources. As a result of these evaluations, the Company repatriated $778.9 million from a Canadian subsidiary to the U.S. parent entity in 2018. A net current tax expense of $23.7 million was recognized in 2018 on this distribution.
As of January 31, 2021, the Company's net investment in its Canadian subsidiaries was $1.8 billion, of which $0.8 billion was determined to be indefinitely reinvested. A deferred income tax liability of $3.0 million has been recognized in relation to the portion of the Company's net investment in its Canadian subsidiaries that is not indefinitely reinvested, principally representing the U.S. state income taxes which would be due upon repatriation. This deferred tax liability has been recorded on the basis that the Company would choose to make the repatriation transactions in the most tax efficient manner. Specifically, to the extent that the Canadian subsidiaries have sufficient paid-up-capital, any such distributions would be characterized as a return of capital for Canadian tax purposes, and therefore not subject to Canadian withholding tax. The unrecognized deferred tax liability on the indefinitely reinvested amount is approximately $2.4 million.
No deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's other foreign subsidiaries as these earnings are permanently reinvested outside of the United States. Excluding its Canadian subsidiaries, cumulative undistributed earnings of the Company's foreign subsidiaries as of January 31, 2021 were $89.7 million.
As of January 31, 2021, the Company had cash and cash equivalents of $508.7 million outside of the United States.

A summary reconciliation of the effective tax rate is as follows:

	2020	2019	2018
	(Percentages)
Federal income tax at statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differentials	4.6	4.6	4.7
U.S. state taxes	0.8	1.0	0.9
Non-deductible compensation expense	1.3	0.6	0.8
Permanent and other	0.4	0.9	0.6
U.S. tax reform	—	—	1.1
Tax on repatriation from foreign subsidiaries	—	—	3.3
Effective tax rate	28.1%	28.1%	32.4%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of January 31, 2021 and February 2, 2020 are presented below:

	January 31, 2021	February 2, 2020
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$14,149	$2,354
Inventories	14,093	8,763
Property and equipment, net	2,715	5,444
Intangible assets, net	937	975
Non-current lease liabilities	160,015	144,412
Stock-based compensation	7,266	4,961
Accrued bonuses	1,948	3,509
Unredeemed gift card liability	6,629	6,815
Foreign tax credits	4,829	4,827
Other	8,640	1,784
Deferred income tax assets	221,221	183,844
Valuation allowance	(6,464)	(5,655)
Deferred income tax assets, net of valuation allowance	$214,757	$178,189
Deferred income tax liabilities:
Property and equipment, net	$(97,717)	$(57,280)
Intangible assets, net	(21,556)	(611)
Right-of-use lease assets	(134,245)	(132,059)
Other	(13,263)	(236)
Deferred income tax liabilities	(266,781)	(190,186)
Net deferred income tax (liabilities) assets	$(52,024)	$(11,997)

Balance sheet classification:
Deferred income tax assets	$6,731	$31,435
Deferred income tax liabilities	(58,755)	(43,432)
Net deferred income tax (liabilities) assets	$(52,024)	$(11,997)
As of January 31, 2021, the Company had net operating loss carryforwards of $59.1 million. The majority of the net operating loss carryforwards expire, if unused, between fiscal 2026 and fiscal 2039.
The Company files income tax returns in the U.S., Canada, and various foreign, state, and provincial jurisdictions. The 2017 to 2019 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2013 tax year is still open for certain state tax authorities. The 2013 to 2019 tax years remain subject to examination by Canadian tax authorities. The 2013 to 2019 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company does not have any significant unrecognized tax benefits arising from uncertain tax positions taken, or expected to be taken, in the Company's tax returns.

NOTE 18. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	2020	2019	2018
	(In thousands, except per share amounts)
Net income	$588,913	$645,596	$483,801
Basic weighted-average number of shares outstanding	130,289	130,393	133,413
Assumed conversion of dilutive stock options and awards	582	562	558
Diluted weighted-average number of shares outstanding	130,871	130,955	133,971
Basic earnings per share	$4.52	$4.95	$3.63
Diluted earnings per share	$4.50	$4.93	$3.61
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For 2020, 2019, and 2018, 30.8 thousand, 48.0 thousand, and 32.2 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200.0 million and on June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of the Company's common shares. These programs were completed during the first quarter of 2019.
On January 31, 2019, the Company's board of directors approved a stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. On December 1, 2020, the Company's board of directors approved an increase in the remaining authorization of the existing stock repurchase program from $263.6 million to $500.0 million. The repurchase plan has no time limit and does not require the repurchase of any minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. As of January 31, 2021, the remaining value of shares available to be repurchased under this program was $500.0 million.
During 2020, 2019, and 2018, 0.4 million, 1.1 million, and 4.9 million shares, respectively, were repurchased under the programs at a total cost of $63.7 million, $173.4 million, and $598.3 million, respectively.
Subsequent to January 31, 2021, and up to March 24, 2021, no shares were repurchased.
NOTE 19. COMMITMENTS AND CONTINGENCIES
Commitments
Leases. The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. Please refer to Note 16. Leases for further details regarding lease commitments and the timing of future minimum lease payments.
License and supply arrangements. The Company has entered into license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, and Mexico. The Company retains the rights to sell lululemon products through its e-commerce websites in these countries. Under these arrangements, the Company supplies the partners with lululemon products, training, and other support. An extension to the initial term of the agreement for the Middle East was signed in 2020 and it extends the arrangement to December 2024. The initial term of the agreement for Mexico expires in November 2026. As of January 31, 2021, there were four licensed retail locations in Mexico, three in the United Arab Emirates, and one in Qatar.

The following table summarizes the Company's contractual arrangements as of January 31, 2021, and the timing and effect that such commitments are expected to have on its liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Deferred consideration	$49,544	$25,194	$24,341	$9	$—	$—	$—
One-time transition tax payable	$48,226	$5,076	$5,076	$9,518	$12,691	$15,865	$—
Deferred consideration. The amounts listed for deferred consideration in the table above represent expected future cash payments for certain continuing MIRROR employees, subject to the continued employment of those individuals up to three years from the acquisition date as outlined in Note 6. Acquisition.
One-time transition tax. As outlined in Note 17. Income Taxes, U.S. tax reform imposed a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax. The one-time transition tax is payable over eight years beginning in 2018. The one-time transition tax payable is net of foreign tax credits, and the table above outlines the expected payments due by fiscal year.
Contingencies
Legal proceedings. In addition to the legal proceedings described below, the Company is, from time to time, involved in routine legal matters, and audits and inspections by governmental agencies and other third parties which are incidental to the conduct of its business. This includes legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. The Company believes the ultimate resolution of any such legal proceedings, audits, and inspections will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows. The Company has recognized immaterial provisions related to the expected outcome of legal proceedings.
In March 2020, a former retail employee filed a representative action in the Los Angeles Superior Court alleging violation of the Private Attorney General Act ("PAGA") based on purported California labor code violations including failure to pay wages, failure to pay overtime, failure to provide accurate itemized statements, and failure to provide meal and rest periods. The plaintiff is seeking to recover civil penalties under PAGA. The Company intends to vigorously defend this matter.
In April 2020, Aliign Activation Wear, LLC filed a lawsuit in the United States District Court for the Central District of California alleging federal trademark infringement, false designation of origin and unfair competition. The plaintiff is seeking injunctive relief, monetary damages and declaratory relief. The Company intends to vigorously defend this matter.
NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

	2020	2019	2018
	(In thousands)
Cash paid for income taxes	$260,886	$305,493	$177,040
Cash paid for amounts included in the measurement of lease liabilities	180,536	177,144	—
Leased assets obtained in exchange for new operating lease liabilities	178,504	222,448	—
Interest paid	110	325	1,394

NOTE 21. SEGMENTED INFORMATION
The Company's segments are based on the financial information it uses in managing its business and comprise two reportable segments: (i) company-operated stores and (ii) direct to consumer. The remainder of its operations which includes outlets, temporary locations, sales to wholesale accounts, license and supply arrangements, and MIRROR are included within Other.
During the first quarter of 2020, the Company reviewed its segment and general corporate expenses and determined certain costs that are more appropriately classified in different categories. Accordingly, comparative figures have been reclassified to conform to the financial presentation adopted for the current year.

	2020	2019	2018
	(In thousands)
Net revenue:
Company-operated stores	$1,658,807	$2,501,067	$2,126,363
Direct to consumer	2,284,068	1,137,822	858,856
Other	459,004	340,407	303,100
	$4,401,879	$3,979,296	$3,288,319
Segmented income from operations:
Company-operated stores	$212,592	$689,339	$575,523
Direct to consumer	1,029,102	484,146	357,489
Other	10,502	72,013	62,336
	1,252,196	1,245,498	995,348
General corporate expenses	397,208	356,359	289,440
Amortization of intangible assets	5,160	29	72
Acquisition-related expenses	29,842	—	—
Income from operations	819,986	889,110	705,836
Other income (expense), net	(636)	8,283	9,414
Income before income tax expense	$819,350	$897,393	$715,250

Capital expenditures:
Company-operated stores	$134,203	$171,496	$129,155
Direct to consumer	37,245	15,813	6,420
Corporate and other	57,778	95,739	90,232
	$229,226	$283,048	$225,807
Depreciation and amortization:
Company-operated stores	$100,776	$97,896	$76,303
Direct to consumer	14,847	12,469	10,018
Corporate and other	69,855	51,568	36,163
	$185,478	$161,933	$122,484
Intercompany amounts are excluded from the above table as they are not included in the materials reviewed by the chief operating decision maker. The amortization of intangible assets for 2020 in the above table includes $5.1 million related to MIRROR. MIRROR is included within Other in the Company's segment disclosures.

Property and equipment, net by geographic area as of January 31, 2021 and February 2, 2020 were as follows:

	January 31, 2021	February 2, 2020
	(In thousands)
United States	$267,328	$259,485
Canada	394,861	346,305
Outside of North America	83,498	65,903
	$745,687	$671,693
NOTE 22. NET REVENUE BY CATEGORY AND GEOGRAPHY
The following table disaggregates the Company's net revenue by geographic area.

	2020	2019	2018
	(In thousands)
United States	$3,105,133	$2,854,364	$2,363,374
Canada	672,607	649,114	565,105
Outside of North America	624,139	475,818	359,840
	$4,401,879	$3,979,296	$3,288,319
The following table disaggregates the Company's net revenue by category. During the fourth quarter of 2020, the Company determined that a portion of certain sales returns which had been recorded within Other categories were more appropriately classified within Women's product and Men's product. Accordingly, comparative figures have been reclassified to conform to the presentation adopted for the current year.

	2020	2019	2018
	(In thousands)
Women's product	$3,049,906	$2,767,826	$2,334,582
Men's product	953,183	927,240	690,530
Other categories	398,790	284,230	263,207
	$4,401,879	$3,979,296	$3,288,319
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
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of January 31, 2021. The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by PricewaterhouseCoopers LLP our independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On March 24, 2021, our board of directors amended and restated our bylaws. The amendments are designed to update and modernize the bylaws to (1) conform them to the General Corporation Law, (2) reflect recent developments in public company governance, (3) remove certain outdated provisions and eliminate redundancies, (4) clarify certain corporate procedures, and (5) conform language and style. The amended and restated bylaws include amendments to:
•clarify the provisions for stockholder meetings, including those held solely by means of remote communications;
•update the provisions governing the notice of stockholder meetings;
•update and modernize the provisions governing stockholder lists;
•update and modernize the procedures for meetings of the board of directors, including notice of meetings;
•update and modernize the provisions governing board action by written consent;
•require that any delayed effectiveness of officer or director resignations be subject to the approval of the board of directors;
•update, modernize, and clarify the provisions regarding the Board chair;
•update and modernize provisions regarding the committees of the board of directors;
•update and modernize the provisions governing the indemnification of officers and directors of the company, including providing that the company is required to indemnify (and advance expenses to) officers and directors to the fullest extent permitted by applicable law; and
•make certain other updates, clarifications, and administerial and conforming changes.
The foregoing description of the amended and restated bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the amended and restated bylaws, a copy of which is attached as Exhibit 3.5 and incorporated by reference herein.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders under the captions "Election of Directors," "Executive Officers," and "Corporate Governance," and, to the extent necessary, under the caption "Delinquent Section 16(a) Reports."
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2021 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2021 Proxy Statement under the caption "Principal Stockholders and Stock Ownership by Management."
Equity Compensation Plan Information (as of January 31, 2021)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	1,293,025	$139.27	17,608,484
Equity compensation plans not approved by stockholders	—	—	—
Total	1,293,025	$139.27	17,608,484
__________
(1)This amount represents the following: (a) 804,307 shares subject to outstanding options, (b) 199,085 shares subject to outstanding performance-based restricted stock units, (c) 274,707 shares subject to outstanding restricted stock units, and (d) 14,926 shares subject to outstanding restricted stock units that settle in cash or common stock at the election of the employee. The options, performance-based restricted stock units and restricted stock units are all under our 2007 Equity Incentive Plan or our 2014 Equity Incentive Plan. Restricted shares outstanding under our 2014 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.
(2)The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.
(3)This includes (a) 12,949,072 shares of our common stock available for future issuance under our 2014 Equity Incentive Plan and (b) 4,659,412 shares of our common stock available for future issuance under our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2014 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2014 Equity Incentive Plan and shares that are withheld in satisfaction of tax withholding obligations for full value awards are also again available for issuance. No further awards may be issued under the predecessor plan, our 2007 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2021 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2021 Proxy Statement under the caption "Fees for Professional Services."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this report:
1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2. Financial Statement Schedule.
Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Shrink Provision on Finished Goods
For the year ended February 3, 2019	$(310)	$(13,597)	$12,713	$(1,194)
For the year ended February 2, 2020	(1,194)	(12,593)	11,712	(2,075)
For the year ended January 31, 2021	(2,075)	(9,231)	10,323	(983)
Obsolescence and Quality Provision on Finished Goods and Raw Materials
For the year ended February 3, 2019	$(9,303)	$(2,453)	$4,204	$(7,552)
For the year ended February 2, 2020	(7,552)	(5,363)	2,533	(10,382)
For the year ended January 31, 2021	(10,382)	(2,467)	472	(12,377)
Damage Provision on Finished Goods
For the year ended February 3, 2019	$(5,520)	$(22,912)	$21,089	$(7,343)
For the year ended February 2, 2020	(7,343)	(28,313)	26,047	(9,609)
For the year ended January 31, 2021	(9,609)	(28,073)	20,073	(17,609)
Sales Return Allowances
For the year ended February 3, 2019	$(6,293)	$(5,025)	$—	$(11,318)
For the year ended February 2, 2020	(11,318)	(1,579)	—	(12,897)
For the year ended January 31, 2021	(12,897)	(19,663)	—	(32,560)
Valuation Allowance on Deferred Income Taxes
For the year ended February 3, 2019	$(1,843)	$(427)	$1,763	$(507)
For the year ended February 2, 2020	(507)	(5,148)	—	(5,655)
For the year ended January 31, 2021	(5,655)	(809)	—	(6,464)

3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger by and among lululemon athletic inc., Snowflake Acquisition Corp., Curiouser Products Inc., and Shareholder Representative Services LLC		8-K	2.1	001-33608	7/1/2020

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Certificate of Amendment to Certificate of Incorporation filed July 20, 2017		10-Q	3.1	001-33608	8/30/2018

3.4	Certificate of Amendment to Certificate of Incorporation filed June 12, 2018		10-Q	3.1	001-33608	8/30/2018

3.5	Bylaws of lululemon athletica inc.	X

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-3	4.1	333-185899	1/7/2013

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934		10-K	4.2	001-33608	3/26/2020

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/1/2017

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/1/2017

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/1/2017

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.14*	Outside Director Compensation Plan		10-Q	10.1	001-33608	12/11/2019

10.15*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.16*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.17*	Amendment to Executive Employment Agreement, effective October 27, 2020, between lululemon athletica canada inc. and Celeste Burgoyne		10-Q	10.1	001-33608	12/10/2020

10.18*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.19*	Executive Employment Agreement, effective as of November 23, 2020, between lululemon athletica inc. and Meghan Frank		10-Q	10.2	001-33608	12/10/2020

10.20*	Executive Employment Agreement, effective as of September 20, 2018, between lululemon athletica inc. and Michelle Choe		10-Q	10.1	001-33608	12/06/2018

10.21*	Executive Employment Agreement, effective as of January 20, 2020, between lululemon athletica inc. and Nicole Neuburger		10-K	10.23	001-33608	3/26/2020

10.22*	Executive Employment Agreement, effective as of January 4, 2021, between lululemon athletica UK ltd. and Andre Maestrini	X

10.23	Credit Agreement, dated as of December 15, 2016, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, and each other lender party thereto.		8-K	10.1	001-33608	12/21/2016

10.24	Amendment No. 1 to Credit Agreement, dated June 6, 2018, among lululemon athletica inc. and the other parties thereto		8-K	10.1	001-33608	6/6/2018

21.1	Significant subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company's 10-K for the fiscal year ended January 31, 2021, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements	X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ CALVIN MCDONALD
Calvin McDonald
Chief Executive Officer
(principal executive officer)
Date:	March 30, 2021
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Calvin McDonald and Meghan Frank and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CALVIN MCDONALD	Chief Executive Officer and Director	March 30, 2021
Calvin McDonald	(principal executive officer)

/s/ MEGHAN FRANK	Chief Financial Officer	March 30, 2021
Meghan Frank	(principal financial and accounting officer)

/s/ GLENN MURPHY	Director, Board Chair	March 30, 2021
Glenn Murphy

/s/ MICHAEL CASEY	Director	March 30, 2021
Michael Casey

/s/ STEPHANIE FERRIS	Director	March 30, 2021
Stephanie Ferris

/s/ KOURTNEY GIBSON	Director	March 30, 2021
Kourtney Gibson

/s/ TRICIA GLYNN	Director	March 30, 2021
Tricia Glynn

/s/ KATHRYN HENRY	Director	March 30, 2021
Kathryn Henry

/s/ JON MCNEILL	Director	March 30, 2021
Jon McNeill

/s/ MARTHA A.M. MORFITT	Director	March 30, 2021
Martha A.M. Morfitt

/s/ DAVID M. MUSSAFER	Director	March 30, 2021
David M. Mussafer

/s/ EMILY WHITE	Director	March 30, 2021
Emily White

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger by and among lululemon athletic inc., Snowflake Acquisition Corp., Curiouser Products Inc., and Shareholder Representative Services LLC		8-K	2.1	001-33608	7/1/2020

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Certificate of Amendment to Certificate of Incorporation filed July 20, 2017		10-Q	3.1	001-33608	8/30/2018

3.4	Certificate of Amendment to Certificate of Incorporation filed June 12, 2018		10-Q	3.1	001-33608	8/30/2018

3.5	Bylaws of lululemon athletica inc.	X

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-3	4.1	333-185899	1/7/2013

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934		10-K	4.2	001-33608	3/26/2020

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/1/2017

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/1/2017

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/1/2017

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.14*	Outside Director Compensation Plan		10-Q	10.1	001-33608	12/11/2019

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.15*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.16*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.17*	Amendment to Executive Employment Agreement, effective October 27, 2020, between lululemon athletica canada inc. and Celeste Burgoyne		10-Q	10.1	001-33608	12/10/2020

10.18*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.19*	Executive Employment Agreement, effective as of November 23, 2020, between lululemon athletica inc. and Meghan Frank		10-Q	10.2	001-33608	12/10/2020

10.20*	Executive Employment Agreement, effective as of September 20, 2018, between lululemon athletica inc. and Michelle Choe		10-Q	10.1	001-33608	12/06/2018

10.21*	Executive Employment Agreement, effective as of January 20, 2020, between lululemon athletica inc. and Nicole Neuburger		10-K	10.23	001-33608	3/26/2020

10.22*	Executive Employment Agreement, effective as of January 4, 2021, between lululemon athletica UK ltd. and Andre Maestrini	X

10.23	Credit Agreement, dated as of December 15, 2016, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, and each other lender party thereto.		8-K	10.1	001-33608	12/21/2016

10.24	Amendment No. 1 to Credit Agreement, dated June 6, 2018, among lululemon athletica inc. and the other parties thereto		8-K	10.1	001-33608	6/6/2018

21.1	Significant subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company's 10-K for the fiscal year ended January 31, 2021, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements	X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.