Form 10-Q
period 2021-05-02
lululemon athletica inc.
filed 2021-06-03
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At May 28, 2021, there were 124,952,259 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At May 28, 2021, there were outstanding 5,203,012 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at May 28, 2021, the registrant had outstanding 5,203,012 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	May 2, 2021	January 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,179,739	$1,150,517
Accounts receivable	56,956	62,399
Inventories	732,890	647,230
Prepaid and receivable income taxes	139,123	139,126
Prepaid expenses and other current assets	144,744	125,107
	2,253,452	2,124,379
Property and equipment, net	774,685	745,687
Right-of-use lease assets	719,139	734,835
Goodwill	387,115	386,877
Intangible assets, net	77,885	80,080
Deferred income tax assets	6,773	6,731
Other non-current assets	110,782	106,626
	$4,329,831	$4,185,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$196,934	$172,246
Accrued inventory liabilities	9,356	14,956
Other accrued liabilities	258,642	211,911
Accrued compensation and related expenses	154,729	130,171
Current lease liabilities	168,145	166,091
Current income taxes payable	7,997	8,357
Unredeemed gift card liability	141,149	155,848
Other current liabilities	27,862	23,598
	964,814	883,178
Non-current lease liabilities	616,917	632,590
Non-current income taxes payable	38,073	43,150
Deferred income tax liabilities	60,807	58,755
Other non-current liabilities	9,365	8,976
	1,689,976	1,626,649
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 125,069 and 125,150 issued and outstanding	625	626
Additional paid-in capital	364,743	388,667
Retained earnings	2,408,006	2,346,428
Accumulated other comprehensive loss	(133,519)	(177,155)
	2,639,855	2,558,566
	$4,329,831	$4,185,215
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended
	May 2, 2021	May 3, 2020
Net revenue	$1,226,465	$651,962
Cost of goods sold	526,151	317,560
Gross profit	700,314	334,402
Selling, general and administrative expenses	496,634	299,583
Amortization of intangible assets	2,195	23
Acquisition-related expenses	7,664	2,045
Income from operations	193,821	32,751
Other income (expense), net	227	1,174
Income before income tax expense	194,048	33,925
Income tax expense	49,092	5,293
Net income	$144,956	$28,632

Other comprehensive income (loss):
Foreign currency translation adjustment	43,636	(60,604)
Comprehensive income (loss)	$188,592	$(31,972)

Basic earnings per share	$1.11	$0.22
Diluted earnings per share	$1.11	$0.22
Basic weighted-average number of shares outstanding	130,358	130,251
Diluted weighted-average number of shares outstanding	130,984	130,803
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended May 2, 2021
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 31, 2021	5,203	5,203	$—	125,150	$626	$388,667	$2,346,428	$(177,155)	$2,558,566
Net income							144,956		144,956
Foreign currency translation adjustment								43,636	43,636
Stock-based compensation expense						14,932			14,932
Common stock issued upon settlement of stock-based compensation				324	2	4,493			4,495
Shares withheld related to net share settlement of stock-based compensation				(135)	(1)	(42,898)			(42,899)
Repurchase of common stock				(270)	(2)	(451)	(83,378)		(83,831)
Balance as of May 2, 2021	5,203	5,203	$—	125,069	$625	$364,743	$2,408,006	$(133,519)	$2,639,855

	Quarter Ended May 3, 2020
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 2, 2020	6,227	6,227	$—	124,122	$621	$355,541	$1,820,637	$(224,581)	$1,952,218
Net income							28,632		28,632
Foreign currency translation adjustment								(60,604)	(60,604)
Common stock issued upon exchange of exchangeable shares	(745)	(745)	—	745	4	(4)			—
Stock-based compensation expense						6,128			6,128
Common stock issued upon settlement of stock-based compensation				371	2	3,133			3,135
Shares withheld related to net share settlement of stock-based compensation				(152)	(1)	(30,058)			(30,059)
Repurchase of common stock				(369)	(2)	(539)	(63,122)		(63,663)
Balance as of May 3, 2020	5,482	5,482	$—	124,717	$624	$334,201	$1,786,147	$(285,185)	$1,835,787
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Quarter Ended
	May 2, 2021	May 3, 2020
Cash flows from operating activities
Net income	$144,956	$28,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,485	43,532
Stock-based compensation expense	14,932	6,128
Settlement of derivatives not designated in a hedging relationship	21,515	(5,669)
Changes in operating assets and liabilities:
Inventories	(74,218)	(122,810)
Prepaid and receivable income taxes	767	(4,157)
Prepaid expenses and other current assets	(11,104)	(49,936)
Other non-current assets	1,105	(3,422)
Accounts payable	19,623	2,222
Accrued inventory liabilities	(6,114)	4,016
Other accrued liabilities	44,295	51,034
Accrued compensation and related expenses	22,764	(60,137)
Current and non-current income taxes payable	(5,433)	3,711
Unredeemed gift card liability	(15,838)	(13,640)
Right-of-use lease assets and current and non-current lease liabilities	1,820	(16,868)
Other current and non-current liabilities	4,554	16,121
Net cash provided by (used in) operating activities	214,109	(121,243)
Cash flows from investing activities
Purchase of property and equipment	(64,225)	(52,101)
Settlement of net investment hedges	(21,239)	6,475
Net cash used in investing activities	(85,464)	(45,626)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	4,495	3,135
Shares withheld related to net share settlement of stock-based compensation	(42,899)	(30,059)
Repurchase of common stock	(83,831)	(63,663)
Net cash used in financing activities	(122,235)	(90,587)
Effect of exchange rate changes on cash and cash equivalents	22,812	(13,043)
Increase (decrease) in cash and cash equivalents	29,222	(270,499)
Cash and cash equivalents, beginning of period	$1,150,517	$1,093,505
Cash and cash equivalents, end of period	$1,179,739	$823,006
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel and accessories, which are sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales from temporary locations, sales to wholesale accounts, and license and supply arrangements. The Company operates stores in the United States, Canada, the People's Republic of China ("PRC"), Australia, the United Kingdom, South Korea, Germany, New Zealand, Japan, Singapore, France, Malaysia, Sweden, Ireland, the Netherlands, Norway, and Switzerland. There were 523 and 521 company-operated stores as of May 2, 2021 and January 31, 2021, respectively.
On July 7, 2020, the Company acquired Curiouser Products Inc., dba MIRROR, ("MIRROR") which has been consolidated from the date of acquisition. MIRROR generates net revenue from the sale of in-home fitness equipment and associated content subscriptions. Please refer to Note 3. Acquisition for further information.
COVID-19 Pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") has caused governments and public health officials to impose restrictions and to recommend precautions to mitigate the spread of the virus. The Company temporarily closed its retail locations for periods of time during the first two quarters of fiscal 2020. While most of the Company's retail locations remained open throughout the first quarter of fiscal 2021, certain locations were temporarily closed based on government and health authority guidance in those markets, including in parts of Europe and Canada, as well as other markets.
In accordance with relevant government and health authority guidance, the Company continues to operate its distribution centers and retail locations with restrictive and precautionary measures in place. These measures are market dependent and can include restricted occupancy levels, physical distancing, enhanced cleaning and sanitation, and reduced operating hours.
During the first quarter of fiscal 2020, the Company recognized $14.3 million of government payroll subsidies as a reduction in selling, general, and administrative expenses. These subsidies partially offset the wages paid to employees while its retail locations were temporarily closed due to COVID-19. The Company did not recognize any payroll subsidies in the first quarter of fiscal 2021.
Basis of presentation
The unaudited interim consolidated financial statements as of May 2, 2021 and for the quarters ended May 2, 2021 and May 3, 2020 are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 31, 2021 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 31, 2021, which are included in Item 8 in the Company's fiscal 2020 Annual Report on Form 10-K filed with the SEC on March 30, 2021. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2020 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2021 will end on January 30, 2022 and will be a 52-week year. Fiscal 2020 was a 52-week year and ended on January 31, 2021. Fiscal 2021 and fiscal 2020 are referred to as "2021," and "2020," respectively. The first quarter of 2021 and 2020 ended on May 2, 2021 and May 3, 2020, respectively.
The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its operating profit in the fourth fiscal quarter of each year as a result of increased net revenue during the holiday season.

Note 2. Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2019, the FASB issued guidance on ASC 740, Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application and make simplifications in other areas of this topic by clarifying and amending existing guidance. The Company adopted this update during the first quarter of 2021 and it did not have a material impact on the Company's consolidated financial statements.
Recently issued accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). Recently issued ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
Note 3. Acquisition
On July 7, 2020, the Company acquired all of the outstanding shares of MIRROR, an in-home fitness company with an interactive workout platform that features live and on-demand classes. The results of operations, financial position, and cash flows of MIRROR have been included in the Company's consolidated financial statements since the date of acquisition. The fair value of the consideration paid, net of cash acquired, was $452.6 million. This resulted in the recognition of intangible assets of $85.0 million and goodwill of $362.5 million. The purchase price allocation was finalized as of January 31, 2021 with no measurement period adjustments.
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
The following table summarizes the acquisition-related expenses recognized:

	First Quarter
	2021	2020
	(in thousands)
Acquisition-related expenses:
Transaction and integration costs	$496	$2,045
Gain on existing investment	—	—
Acquisition-related compensation	7,168	—
	$7,664	$2,045

Income tax effects of acquisition-related expenses	$(372)	$—
Note 4. Revolving Credit Facilities
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
As of May 2, 2021, aside from letters of credit of $2.7 million, there were no other borrowings outstanding under this facility.
Borrowings under the facility bear interest at a rate equal to, at the Company's option, either (a) rates based on deposits on the interbank market for U.S. Dollars or the applicable currency in which the borrowings are made ("LIBOR") or (b) an alternate base rate, plus, an applicable margin determined by reference to a pricing grid, based on the ratio of indebtedness to earnings before interest, tax, depreciation, amortization, and rent ("EBITDAR") and ranges between 1.00%-1.50% for LIBOR loans and 0.00%-0.50% for alternate base rate loans. Additionally, a commitment fee of between 0.10%-0.20% is payable on the average unused amounts under the revolving credit facility, and fees of 1.00%-1.50% are payable on unused letters of credit.
The credit agreement contains negative covenants that, among other things and subject to certain exceptions, limit the ability of the Company's subsidiaries to incur indebtedness, incur liens, undergo fundamental changes, make dispositions of all or substantially all of their assets, alter their businesses and enter into agreements limiting subsidiary dividends and distributions.
The Company is also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.5:1 and to maintain the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) below 2:1. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of May 2, 2021, the Company was in compliance with the covenants of the credit facility.
Mainland China revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan and a financial guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of May 2, 2021, the Company was in compliance with the covenant and there were no borrowings or guarantees outstanding under this credit facility.
Note 5. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $16.2 million and $6.6 million for the first quarter of 2021 and 2020, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $132.6 million as of May 2, 2021, which is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the balances of the Company's stock-based compensation plans as of May 2, 2021, and changes during the first quarter then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance as of January 31, 2021	804	$139.27	199	$149.2	4	$299.09	275	$166.5	15	$328.68
Granted	183	306.71	135	180.26	—	—	90	307.55	—	—
Exercised/released	40	111.23	166	100.89	—	—	117	134.79	—	—
Forfeited/expired	6	154.21	—	183.74	—	—	3	194.55	—	—
Balance as of May 2, 2021	941	$172.88	168	$221.93	4	$299.09	245	$233.16	15	$335.27
Exercisable as of May 2, 2021	348	$118.98
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
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first quarter of 2021:

First Quarter
2021
Expected term	3.75 years
Expected volatility	39.32%
Risk-free interest rate	0.50%
Dividend yield	—%
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the first quarter of 2021, there were 19.5 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $2.8 million and $2.3 million in the first quarter of 2021 and 2020, respectively.
Note 6. Fair Value Measurement
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of May 2, 2021 and January 31, 2021, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	May 2, 2021	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$652,482	$652,482	$—	$—	Cash and cash equivalents
Term deposits	188,594	—	188,594	—	Cash and cash equivalents
Forward currency contract assets	27,789	—	27,789	—	Prepaid expenses and other current assets
Forward currency contract liabilities	30,858	—	30,858	—	Other current liabilities

	January 31, 2021	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$671,817	$671,817	$—	$—	Cash and cash equivalents
Term deposits	183,015	—	183,015	—	Cash and cash equivalents
Forward currency contract assets	17,364	—	17,364	—	Prepaid expenses and other current assets
Forward currency contract liabilities	18,767	—	18,767	—	Other current liabilities
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

Note 7. Derivative Financial Instruments
Foreign exchange risk
The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative financial instruments to manage its exposure to certain of these foreign currency exchange rate risks. The Company does not enter into derivative contracts for speculative or trading purposes.
The Company currently hedges against changes in the Canadian dollar and Chinese Yuan to the U.S. dollar exchange rate and changes in the Euro and Australian dollar to the Canadian dollar exchange rate using forward currency contracts.
Net investment hedges
The Company is exposed to foreign exchange gains and losses which arise on translation of its international subsidiaries' balance sheets into U.S. dollars. These gains and losses are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity.
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first quarter of 2021.
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
During the first quarter of 2021, the Company entered into certain forward currency contracts designed to economically hedge the foreign exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of May 2, 2021, there were derivative assets of $27.8 million and derivative liabilities of $30.9 million subject to enforceable netting arrangements.

The notional amounts and fair values of forward currency contracts were as follows:

	May 2, 2021			January 31, 2021
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$754,000	$—	$28,846	$985,000	$—	$18,099
Derivatives not designated in a hedging relationship:
Forward currency contracts	857,000	27,789	2,012	1,055,000	17,364	668
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$27,789	$30,858		$17,364	$18,767
The forward currency contracts designated as net investment hedges outstanding as of May 2, 2021 mature on different dates between May 2021 and October 2021.
The forward currency contracts not designated in a hedging relationship outstanding as of May 2, 2021 mature on different dates between May 2021 and October 2021.
The pre-tax gains and losses on foreign exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	First Quarter
	2021	2020
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$(31,986)	$28,256
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	First Quarter
	2021	2020
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$(33,540)	$27,742
Derivatives not designated in a hedging relationship	30,592	(27,520)
Net foreign exchange and derivative gains (losses)	$(2,948)	$222
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

Note 8. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	First Quarter
	2021	2020
	(In thousands, except per share amounts)
Net income	$144,956	$28,632
Basic weighted-average number of shares outstanding	130,358	130,251
Assumed conversion of dilutive stock options and awards	626	552
Diluted weighted-average number of shares outstanding	130,984	130,803
Basic earnings per share	$1.11	$0.22
Diluted earnings per share	$1.11	$0.22
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For each of the first quarters of 2021 and 2020, 0.1 million stock options and awards were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On January 31, 2019, the Company's board of directors approved a stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. On December 1, 2020, the Company's board of directors approved an increase in the remaining authorization of the existing stock repurchase program from $263.6 million to $500.0 million. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. As of May 2, 2021, the remaining value of shares available to be repurchased under this program was $416.2 million.
During the first quarter of 2021 and 2020, 0.3 million and 0.4 million shares, respectively, were repurchased under the program at a total cost of $83.8 million and $63.7 million, respectively.
Subsequent to May 2, 2021, and up to May 28, 2021, 0.1 million shares were repurchased at a total cost of $40.4 million.
Note 9. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	May 2, 2021	January 31, 2021
	(In thousands)
Inventories:
Inventories, at cost	$768,599	$678,200
Provision to reduce inventories to net realizable value	(35,709)	(30,970)
	$732,890	$647,230

	May 2, 2021	January 31, 2021
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$94,846	$82,164
Forward currency contract assets	27,789	17,364
Other current assets	22,109	25,579
	$144,744	$125,107
Property and equipment, net:
Land	$77,116	$74,261
Buildings	31,671	30,870
Leasehold improvements	613,609	583,305
Furniture and fixtures	118,911	117,334
Computer hardware	123,682	116,239
Computer software	458,430	427,313
Equipment and vehicles	18,993	17,105
Work in progress	73,118	69,847
Property and equipment, gross	1,515,530	1,436,274
Accumulated depreciation	(740,845)	(690,587)
	$774,685	$745,687
Other non-current assets:
Cloud computing arrangement implementation costs	$78,721	$74,631
Security deposits	23,027	23,154
Other	9,034	8,841
	$110,782	$106,626
Other accrued liabilities
Accrued freight and other operating expenses	$131,515	$97,335
Accrued duty	23,405	17,404
Sales return allowances	23,665	32,560
Sales tax collected	18,489	15,246
Accrued capital expenditures	9,003	8,653
Forward currency contract liabilities	30,858	18,766
Accrued rent	9,419	8,559
Other	12,288	13,388
	$258,642	$211,911

Note 10. Segmented Information
The Company's segments are based on the financial information it uses in managing its business and comprise two reportable segments: (i) company-operated stores and (ii) direct to consumer. The remainder of its operations which includes outlets, temporary locations, sales to wholesale accounts, license and supply arrangements, and MIRROR are included within Other.

	First Quarter
	2021	2020
	(In thousands)
Net revenue:
Company-operated stores	$536,584	$259,970
Direct to consumer	545,089	352,039
Other	144,792	39,953
	$1,226,465	$651,962
Segmented income from operations:
Company-operated stores	$99,148	$(30,154)
Direct to consumer	236,933	156,947
Other	14,506	(269)
	350,587	126,524
General corporate expense	146,907	91,705
Amortization of intangible assets	2,195	23
Acquisition-related expenses	7,664	2,045
Income from operations	193,821	32,751
Other income (expense), net	227	1,174
Income before income tax expense	$194,048	$33,925

Capital expenditures:
Company-operated stores	$18,565	$33,819
Direct to consumer	26,581	2,298
Corporate and other	19,079	15,984
	$64,225	$52,101
Depreciation and amortization:
Company-operated stores	$26,800	$25,628
Direct to consumer	5,748	2,684
Corporate and other	17,937	15,220
	$50,485	$43,532
Note 11. Net Revenue by Geography and Category
The following table disaggregates the Company's net revenue by geographic area.

	First Quarter
	2021	2020
	(In thousands)
United States	$849,614	$459,352
Canada	167,729	99,497
Outside of North America	209,122	93,113
	$1,226,465	$651,962
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

	First Quarter
	2021	2020
	(In thousands)
Women's product	$849,645	$477,627
Men's product	274,307	128,391
Other categories	102,513	45,944
	$1,226,465	$651,962
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
In April 2021, DISH Technologies L.L.C., and Sling TV L.L.C. (DISH) filed a complaint in the United States District Court for the District of Delaware and, along with DISH DBS Corporation, also with the United States International Trade Commission (ITC) under Section 337 of the Tariff Act of 1930 against the Company and its Curiouser Products subsidiary (MIRROR), along with ICON Health & Fitness, Inc., FreeMotion Fitness, Inc., NordicTrack, Inc., and Peloton Interactive, Inc., alleging infringement of various patents related to fitness devices containing internet-streaming enabled video displays. In the ITC complaint, DISH seeks an exclusion order barring the importation of MIRROR fitness devices, streaming components and systems containing components that infringe one or more of the asserted patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to those products. In the District of Delaware complaint, DISH is seeking an order permanently enjoining the Company from infringing the asserted patents, an award of damages for the infringement of the asserted patents, and an award of damages for lost sales. The Company has moved to extend the date to respond to the ITC complaint from June 7, 2021 to June 18, 2021. The Company has also moved to stay the District of Delaware litigation pending resolution of the ITC investigation. The Company intends to vigorously defend this matter.
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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on March 30, 2021. Fiscal 2021 and fiscal 2020 are referred to as "2021," and "2020," respectively. The first quarter of 2021 and 2020 ended on May 2, 2021 and May 3, 2020, respectively. Components of management's discussion and analysis of financial condition and results of operations include:
•Overview and COVID-19 Update
•Financial Highlights
•Quarter-to-Date Results of Operations
•Comparable Store Sales and Total Comparable Sales
•Non-GAAP Financial Measures
•Seasonality
•Liquidity and Capital Resources
•Revolving Credit Facilities
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•Operating Locations
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
Our healthy lifestyle inspired athletic apparel and accessories are marketed under the lululemon brand. We offer a comprehensive line of apparel and accessories. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other sweaty pursuits. We also offer apparel designed for being On the Move and fitness-related accessories. We expect to continue to broaden our merchandise offerings through expansion across these product areas.
During the second quarter of 2020, we acquired Curiouser Products Inc., dba MIRROR. MIRROR is an in-home fitness company with an interactive workout platform that features live and on-demand classes. The acquisition of MIRROR bolsters our digital sweatlife offerings and brings immersive and personalized in-home sweat and mindfulness content to new and existing lululemon guests.

COVID-19 Update
COVID-19 continues to impact the global economy, result in disruption and volatility, and cause changes in consumer demand and behavior. While most of our retail locations remained open throughout the first quarter of fiscal 2021, certain locations were temporarily closed based on government and health authority guidance in those markets, including in parts of Europe and Canada, as well as other markets.
In accordance with relevant government and health authority guidance, we continue to operate our distribution centers and retail locations with restrictive and precautionary measures in place. These measures are market dependent and can include restricted occupancy levels, physical distancing, enhanced cleaning and sanitation, and reduced operating hours.
Governments and public health officials around the world have imposed and continue to impose restrictions and to recommend precautions to mitigate the spread of the virus. These restrictions are not coordinated among various markets and we believe we will continue to experience differing levels of disruption and volatility, market by market.
Prior to the COVID-19 pandemic, guest shopping preferences were shifting towards digital platforms and we had been investing in our websites, mobile apps, and omni-channel capabilities. We believe COVID-19 further shifted guest shopping behavior and we have seen significant increases in traffic to our websites and digital apps. This increased traffic contributed to the significant growth in our direct to consumer net revenue in 2020 and in the first quarter of 2021. While we expect our direct to consumer business to grow in fiscal 2021, we expect the year over year growth rate to moderate compared to 2020.
There remains significant uncertainty regarding the extent and duration of the impact that COVID-19 will have on our operations. Continued proliferation of the virus, resurgence, or the emergence of new variants may result in further or prolonged closures of our retail locations and distribution centers, reduce operating hours, interrupt our supply chain, cause changes in guest behavior, and reduce discretionary spending. Such factors are beyond our control and could elicit further actions and recommendations from governments and public health authorities.
Financial Highlights
For the first quarter of 2021, compared to the first quarter of 2020:
•Net revenue increased 88% to $1.2 billion. On a constant dollar basis, net revenue increased 83%.
•Company-operated stores net revenue increased 106% to $536.6 million.
•Direct to consumer net revenue increased 55% to 545.1 million, or increased 50% on a constant dollar basis.
•Gross profit increased 109% to $700.3 million.
•Gross margin increased 580 basis points to 57.1%.
•Income from operations increased 492% to $193.8 million.
•Operating margin increased 1,080 basis points to 15.8%.
•Income tax expense increased 827% to $49.1 million. Our effective tax rate for the first quarter of 2021 was 25.3% compared to 15.6% for the first quarter of 2020.
•Diluted earnings per share were $1.11 compared to $0.22 in the first quarter of 2020. This includes $7.3 million and $2.0 million of after-tax costs related to the MIRROR acquisition in the first quarter of 2021 and 2020, respectively, which reduced diluted earnings per share by $0.05 and $0.01 in the first quarter of 2021 and 2020, respectively.
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue and direct to consumer net revenue and the most directly comparable measures calculated in accordance with GAAP.

Quarter-to-Date Results of Operations: First Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Quarter
	2021	2020	2021	2020
	(In thousands)		(Percentage of net revenue)
Net revenue	$1,226,465	$651,962	100.0%	100.0%
Cost of goods sold	526,151	317,560	42.9	48.7
Gross profit	700,314	334,402	57.1	51.3
Selling, general and administrative expenses	496,634	299,583	40.5	46.0
Amortization of intangible assets	2,195	23	0.2	—
Acquisition-related expenses	7,664	2,045	0.6	0.3
Income from operations	193,821	32,751	15.8	5.0
Other income (expense), net	227	1,174	—	0.2
Income before income tax expense	194,048	33,925	15.8	5.2
Income tax expense	49,092	5,293	4.0	0.8
Net income	$144,956	$28,632	11.8%	4.4%
Net Revenue
Net revenue increased $574.5 million, or 88%, to $1.2 billion for the first quarter of 2021 from $652.0 million for the first quarter of 2020. On a constant dollar basis, assuming the average exchange rates for the first quarter of 2021 remained constant with the average exchange rates for the first quarter of 2020, net revenue increased $541.1 million, or 83%.
The increase in net revenue was primarily due to increased company-operated store and other net revenue, primarily due to retail locations that were temporarily closed during the first quarter of 2020, as a result of COVID-19, being open during the first quarter of 2021. Direct to consumer net revenue also increased, partially due to a shift in the way guests are shopping as a result COVID-19.
Net revenue for the first quarter of 2021 and 2020 is summarized below.

	First Quarter
	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentages)
Company-operated stores	$536,584	$259,970	43.8%	39.9%	$276,614	106.4%
Direct to consumer	545,089	352,039	44.4	54.0	193,050	54.8
Other	144,792	39,953	11.8	6.1	104,839	262.4
Net revenue	$1,226,465	$651,962	100.0%	100.0%	$574,503	88.1%
Company-Operated Stores. The increase in net revenue from our company-operated stores was primarily due to most of our stores being open for the entire first quarter of 2021. All of our stores in North America, Europe, and certain countries in Asia Pacific were closed for a significant portion of the first quarter of 2020 as a result of COVID-19. We opened 34 net new company-operated stores since the first quarter of 2020 which also contributed to the increase in net revenue. This included 16 stores in Asia Pacific, 15 stores in North America, and three stores in Europe.
Direct to Consumer. Direct to consumer net revenue increased 55%, and increased 50% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic, as well as improved conversion rates and an increase in dollar value per transaction. The increase in traffic was partially due to a shift in the way guests are shopping as a result COVID-19.
Other channels. The increase in net revenue from our other channels was primarily due to most of our temporary retail locations and outlets being open for the entire first quarter of 2021. All of our retail locations in North America, Europe, and certain countries in Asia Pacific were closed for a significant portion of the first quarter of 2020, as a result of COVID-19. Net revenue from MIRROR, which we acquired during the second quarter of 2020, also contributed to the increase in other net revenue.

Gross Profit

	First Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$700,314	$334,402	$365,912	109.4%

Gross margin	57.1%	51.3%	580 basis points
The increase in gross margin was primarily the result of:
•a decrease in depreciation and occupancy costs as a percentage of net revenue of 540 basis points, driven primarily by the increase in net revenue;
•a decrease in costs related to our product departments and our distribution centers as a percentage of net revenue of 100 basis points, primarily due to the increase in net revenue; and
•a favorable impact of foreign exchange rates of 50 basis points.
The increase in gross margin was partially offset by a decrease in product margin of 110 basis points, primarily due to higher air freight costs as a result of COVID-19 impacts on logistics availability and costs, partially offset by lower markdowns and inventory provision expenses.
Selling, General and Administrative Expenses

	First Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$496,634	$299,583	$197,051	65.8%

Selling, general and administrative expenses as a percentage of net revenue	40.5%	46.0%	(550) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $106.5 million, comprised of:
–an increase in employee costs of $38.7 million primarily due to higher incentive compensation expenses for our company-operated stores and other retail locations, as well as higher salaries and wages expense in our company-operated stores, other, and direct to consumer channels primarily from the growth in our business;
–an increase in variable costs of $38.2 million primarily due to an increase in distribution costs, credit card fees, and packaging costs as a result of increased net revenue;
–an increase in brand and community costs of $25.4 million primarily due to an increase in digital marketing expenses; and
–an increase in operating costs of $4.2 million primarily due to depreciation and information technology costs;
•an increase in head office costs of $73.1 million, comprised of:
–an increase in costs of $37.6 million primarily due to increased professional fees, information technology costs, brand and community costs, and depreciation; and
–an increase in employee costs of $35.5 million primarily due to increased salaries and wages expense primarily as a result of headcount growth, higher incentive compensation expense, and increased stock-based compensation expense, partially offset by decreased travel expenses primarily due to restrictions related to the pandemic;
•a decrease in government payroll subsidies of $14.3 million due to no government payroll subsidies being recognized in the first quarter of 2021; and

•an increase in net foreign exchange and derivative revaluation losses of $3.2 million.
Amortization of intangible assets

	First Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$2,195	$23	$2,172	n/a
The increase in the amortization of intangible assets was the result of the amortization of intangible assets recognized upon the acquisition of MIRROR during the second quarter of 2020.
Acquisition-related expenses

	First Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$7,664	$2,045	$5,619	274.8%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $7.2 million for deferred consideration for certain continuing MIRROR employees in the first quarter of 2021. We also recognized transaction and integration related costs of $0.5 million and $2.0 million in the first quarter of 2021 and 2020, respectively.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses. Segmented income from operations is summarized below.

	First Quarter
	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$99,148	$(30,154)	18.5%	(11.6)%	$129,302	n/a
Direct to consumer	236,933	156,947	43.5	44.6	79,986	51.0%
Other	14,506	(269)	10.0	(0.7)	14,775	n/a
	$350,587	$126,524			$224,063	177.1%
General corporate expense	146,907	91,705			55,202	60.2
Amortization of intangible assets	2,195	23			2,172	n/a
Acquisition-related expenses	7,664	2,045			5,619	274.8
Income from operations	$193,821	$32,751			$161,070	491.8%

Operating margin	15.8%	5.0%			1,080 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $177.6 million, driven by increased net revenue and higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher people and operating costs. People costs increased primarily due to higher incentive compensation and higher salaries and wages expense as a result of an increased number of company-operated stores. Store operating costs increased primarily due to government payroll subsidies that were recognized during the first quarter of 2020. No government payroll subsidies were recognized during the first quarter of 2021. There were also increases in distribution costs and credit card fees as a result of higher net revenue. Income from operations as a percentage of company-operated stores net revenue increased due to higher gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $129.7 million driven by increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher operating costs, driven by higher variable costs including distribution costs, credit card fees, and packaging as a result of higher net revenue, as well as higher digital marketing expenses, employee costs, and information technology expenses. Income from operations as a percentage of direct to consumer net revenue decreased primarily due to deleverage on selling, general and administrative expenses.
Other channels. The increase in income from operations was primarily the result of increased gross profit of $58.7 million, primarily due to increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses driven by MIRROR digital marketing expenses, higher salaries and wages and incentive compensation, as well as increased credit card fees and distribution costs as a result of higher net revenue. Income from operations as a percentage of other net revenue increased primarily due to an increase in gross margin, partially offset by deleverage on selling, general and administrative expenses.
General Corporate Expenses. The increase in general corporate expenses was primarily due to increased people costs primarily from the growth in our business as well as increased professional fees, information technology costs, brand and community costs, and depreciation. An increase in net foreign exchange and derivative revaluation losses of $3.2 million also contributed to the increase in general corporate expenses. The increase in general corporate expense was partially offset by decreased travel expenses primarily related to restrictions related to the pandemic.
Other Income (Expense), Net

	First Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$227	$1,174	$(947)	(80.7)%
The decrease in other income, net was primarily due to a decrease in interest income as a result of lower interest rates.
Income Tax Expense

	First Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$49,092	$5,293	$43,799	827.5%

Effective tax rate	25.3%	15.6%	970 basis points
The increase in the effective tax rate was primarily due to higher pre-tax income in the first quarter of 2021. The lower level of pre-tax income in the first quarter of 2020 meant that discrete tax deductions related to stock-based compensation in that quarter represented a higher proportion of income before tax expense and so reduced the overall effective tax rate.
Net Income

	First Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$144,956	$28,632	$116,324	406.3%
The increase in net income was primarily due to an increase in gross profit of $365.9 million, partially offset by an increase in selling, general and administrative expenses of $197.1 million, an increase in income tax expense of $43.8 million, acquisition-related expenses of $7.7 million, amortization of intangible assets of $2.2 million, and a decrease in other income (expense), net of $0.9 million.
Comparable Store Sales and Total Comparable Sales
We use comparable store sales to assess the performance of our existing stores as it allows us to monitor the performance of our business without the impact of recently opened or expanded stores. We use total comparable sales to evaluate the performance of our business from an omni-channel perspective. We therefore believe that investors would similarly find these metrics useful in assessing the performance of our business. However, as the temporary store closures from COVID-19 during the first quarter of 2020 resulted in a significant number of stores being removed from our comparable store calculations, we believe total comparable sales and comparable store sales are not currently representative of the underlying trends of our business. We do not believe these metrics are currently useful to investors in understanding performance, therefore we have not included these metrics in our discussion and analysis of results of operations.

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
Constant dollar changes in net revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	First Quarter 2021
	Net Revenue		Direct to Consumer Net Revenue
	(In thousands)	(Percentages)	(Percentages)
Change	$574,503	88%	55%
Adjustments due to foreign exchange rate changes	(33,391)	(5)	(5)
Change in constant dollars	$541,112	83%	50%
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
We believe that our cash and cash equivalent balances, cash generated from operations, and borrowings available to us under our committed revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Our cash from operations may be negatively impacted by a decrease in demand for our products, as well as the other factors described in "Item 1A. Risk Factors". In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or systems, or we may repurchase shares under an approved stock repurchase program, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such capital expenditures out of our cash and cash equivalents and cash generated from operations.

The following table includes certain measures of our liquidity:

May 2, 2021
(In thousands)
Cash and cash equivalents	$1,179,739
Working capital excluding cash and cash equivalents(1)	108,899
Capacity under committed revolving credit facility	397,271
__________
(1)Working capital is calculated as current assets of $2.3 billion less current liabilities of $1.0 billion.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Quarter
	2021	2020	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$214,109	$(121,243)	$335,352
Investing activities	(85,464)	(45,626)	(39,838)
Financing activities	(122,235)	(90,587)	(31,648)
Effect of exchange rate changes on cash	22,812	(13,043)	35,855
Increase (decrease) in cash and cash equivalents	$29,222	$(270,499)	$299,721
Operating Activities
The increase in cash provided by operating activities was primarily as a result of:
•increased net income of $116.3 million;
•an increase in cash flows from the changes in operating assets and liabilities of $176.1 million. This increase was driven by changes in accrued compensation, our inventory levels, and prepaid expenses and other current assets; and
•changes in adjusting items of $42.9 million, primarily driven by higher cash inflows related to derivatives not designated in a hedging relationship, and due to increased stock-based compensation and depreciation expense.
Investing Activities
The increase in cash used in investing activities was primarily the result of the settlement of net investment hedges and an increase in capital expenditures. The increase in capital expenditures was primarily due to increased capital expenditures for our direct to consumer segment driven by investment in our distribution centers. This was partially offset by decreased expenditures for our company-operated stores.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in stock repurchases. Cash used in financing activities for the first quarter of 2021 included $83.8 million to repurchase 0.3 million shares of our common stock compared to $63.7 million to repurchase 0.4 million shares for the first quarter of 2020. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
As of May 2, 2021, aside from letters of credit of $2.7 million, we had no other borrowings outstanding under this credit facility.
Borrowings under the facility bear interest at a rate equal to, at our option, either (a) rates based on deposits on the interbank market for U.S. Dollars or the applicable currency in which the borrowings are made ("LIBOR") or (b) an alternate base rate, plus, an applicable margin determined by reference to a pricing grid, based on the ratio of indebtedness to earnings before interest, tax, depreciation, amortization, and rent ("EBITDAR") and ranges between 1.00%-1.50% for LIBOR loans and 0.00%-0.50% for alternate base rate loans. Additionally, a commitment fee of between 0.10%-0.20% is payable on the average unused amounts under the revolving credit facility, and fees of 1.00%-1.50% are payable on unused letters of credit.
The credit agreement contains negative covenants that, among other things and subject to certain exceptions, limit the ability of our subsidiaries to incur indebtedness, incur liens, undergo fundamental changes, make dispositions of all or substantially all of their assets, alter their businesses and enter into agreements limiting subsidiary dividends and distributions.
We are also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.5:1 and to maintain the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) below 2:1. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of May 2, 2021, we were in compliance with the covenants of the credit facility.
Mainland China revolving credit facility
In December 2019, we entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan and a financial guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. We are required to comply with certain covenants. As of May 2, 2021, we were in compliance with the covenant and there were no borrowings or guarantees outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of May 2, 2021, letters of credit and letters of guarantee totaling $3.2 million had been issued, including $2.7 million under our committed revolving credit facility.
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
Our critical accounting policies and estimates are discussed within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Operating Locations
Our company-operated stores by country as of May 2, 2021 and January 31, 2021 are summarized in the table below.

Number of company-operated stores by country	May 2, 2021	January 31, 2021
United States	315	315
Canada	62	62
People's Republic of China(1)	56	55
Australia	30	31
United Kingdom	16	16
South Korea	9	7
Germany	7	7
New Zealand	7	7
Japan	6	6
Singapore	4	4
France	3	3
Malaysia	2	2
Sweden	2	2
Ireland	1	1
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	523	521
__________
(1)PRC included seven stores in Hong Kong, Special Administrative Region, two stores in Macao, Special Administration Region, and two stores in Taiwan as of May 2, 2021 and January 31, 2021.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of May 2, 2021, there were eight licensed locations, including four in Mexico, three in the United Arab Emirates, and one in Qatar.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. Foreign exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity.
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
As of May 2, 2021, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 7. Derivative Financial Instruments included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.

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
During the first quarter of 2021, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $67.1 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first quarter of 2020, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $74.4 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the exchange rates in effect for the first quarter of 2021 would have resulted in lower income from operations of approximately $11.6 million. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first quarter of 2021. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of May 2, 2021, aside from letters of credit of $2.7 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at May 2, 2021. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at May 2, 2021, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended May 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 12. Legal Proceedings and Other Contingencies included in Item 1 of Part I of this report and in our 2020 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our 2020 Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected as a result of any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.
Risks related to our business and industry
Our success depends on our ability to maintain the value and reputation of our brand.
The lululemon name is integral to our business as well as to the implementation of our expansion strategies. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product, and guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand and reputation could be adversely affected if we fail to achieve these objectives, if our public image was to be tarnished by negative publicity, which could be amplified by social media, if we fail to deliver innovative and high quality products acceptable to our guests, or if we face or mishandle a product recall. Our reputation could also be impacted by adverse publicity, whether or not valid, regarding allegations that we, or persons associated with us or formerly associated with us, have violated applicable laws or regulations, including but not limited to those related to safety, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cybersecurity. Certain activities on the part of stakeholders, including nongovernmental organizations and governmental institutions, could cause reputational damage, distract senior management, and disrupt our business. Additionally, while we devote considerable effort and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.
The current COVID-19 coronavirus pandemic and related government, private sector, and individual consumer responsive actions have and could continue to affect our business operations, store traffic, employee availability, financial condition, liquidity, and cash flow.
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
We may be impacted by other business disruptions related to COVID-19, including disruptions to our sourcing and manufacturing or to our distribution facilities. Our distribution centers have experienced temporary closures due to COVID-19.

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
If any of our products have manufacturing or design defects or are otherwise unacceptable to us or our guests, our business could be harmed.
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
Our MIRROR subsidiary offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by MIRROR, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any defects could make our products and services unsafe and create a risk of environmental or property damage or personal injury and we may become subject to the hazards and uncertainties of product liability claims and related litigation. The occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, or lawsuits filed against us, particularly if guests or others who use or purchase our MIRROR products are injured. Even if injuries are not the result of any defects, if they are perceived to be, we may incur expenses to defend or settle any claims and our brand and reputation may be harmed.
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue and profitability.
The market for technical athletic apparel is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share, or a failure to grow or maintain our market share, any of which could substantially harm our business and results of operations. We compete directly against wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share, and established companies expanding their production and marketing of technical athletic apparel, as well as against retailers specifically focused on women's athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in yoga apparel and other activewear. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, store development, marketing, distribution, and other resources than we do.
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
Our future growth depends in part on our expansion efforts outside of North America. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments, and international guests' tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop our business in new international markets or disappointing growth outside of existing markets could harm our business and results of operations.
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
•political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from international countries in which our products are manufactured;
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
While we require our suppliers and manufacturers to comply with our Vendor Code of Ethics, which includes labor, health and safety, and environment standards, we do not control their practices. If suppliers or contractors do not comply with these standards or applicable laws or there is negative publicity regarding the production methods of any of our suppliers or manufacturers, even if unfounded or not material to our supply chain, our reputation and sales could be adversely affected, we could be subject to legal liability, or could cause us to contract with alternative suppliers or manufacturing sources.

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
Risks related to information security and technology
We may be unable to safeguard against security breaches which could damage our customer relationships and result in significant legal and financial exposure.
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
Privacy and data protection laws increase our compliance burden.
We are subject to a variety of privacy and data protection laws and regulations that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, we are subject to significant compliance obligations under privacy laws such as the General Data Privacy Regulation ("GDPR") in the European Union, the Personal Information

Protection and Electronic Documents Act (“PIPEDA”) in Canada, and the California Consumer Privacy Act ("CCPA"). Some privacy laws prohibit the transfer of personal information to certain other jurisdictions. We are subject to privacy and data protection audits or investigations by various government agencies. Our failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. Our efforts to comply with privacy laws complications our operations and adds to our compliance costs. A significant privacy breach or failure to comply with privacy or data protection laws might have a materially adverse impact on our reputation, business operations and our financial condition or results of operations.
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
There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the types of apparel products that consumers purchase. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. In many countries, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers, or our contract manufacturers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

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
Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions, high levels of unemployment, health pandemics (such as the impact of the current COVID-19 coronavirus pandemic, including reduced store traffic and widespread temporary closures of retail locations), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, tax rates and general uncertainty regarding the overall future economic environment. To date, COVID-19 and related restrictions and mitigation measures have negatively impacted the global economy and created significant volatility and disruption of financial markets. While the duration and severity of the economic impact of COVID-19 is unknown, any recession, depression or general downturn in the global economy could negatively affect consumer confidence and discretionary spending. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
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
We are subject to the income tax laws of the United States, Canada, and several other international jurisdictions. Our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, new tax interpretations and guidance, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of unremitted earnings for which we have not previously accrued applicable U.S. income taxes and international withholding taxes. We may face unanticipated tax liabilities in connection with our acquisition of MIRROR.
Repatriations from our Canadian subsidiaries are not subject to Canadian withholding taxes if such distributions are made as a return of capital. We have not accrued for any Canadian withholding taxes that could be payable on future repatriations from our Canadian subsidiaries because we believe the current net investment in our Canadian subsidiaries is expected to be indefinitely reinvested, or can be repatriated free of withholding tax. The extent to which future increases in the net assets of our Canadian subsidiaries can be repatriated free of withholding tax is dependent on, among other things, the amount of paid-up-capital in our Canadian subsidiaries and transactions undertaken by our exchangeable shareholders. We are unable to determine the timing and extent to which such transactions may occur. Accordingly, increases in our Canadian net assets may result in an increase to our effective tax rate.
We and our subsidiaries engage in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect the accurate economic allocation of profit and that proper transfer pricing documentation is in place, the profit allocation and transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. At the end of 2020, our Advance Pricing Arrangement ("APA") with the Internal Revenue Service and the Canada Revenue Agency expired. This APA stipulates the allocation of certain profits between the U.S. and Canada. We are currently in the process of negotiating the renewal of this arrangement and the final agreed upon terms and conditions thereof could impact our effective tax rate.
Current economic and political conditions make tax rules in any jurisdiction, including the United States and Canada, subject to significant change. Changes in applicable U.S., Canadian, or other international tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act and in 2020 with the passage of the "CARES Act".
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
The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. Foreign exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity.
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
The intellectual property rights in the technology, fabrics, and processes used to manufacture our products generally are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited. We hold limited patents and exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing, and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors sell products similar to ours at lower prices, our net revenue and profitability could suffer.
Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.
We currently rely on a combination of copyright, trademark, trade dress, and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. The steps we take to protect our intellectual property rights may not be adequate to prevent infringement of these rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some international countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States or Canada, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished, and our competitive position may suffer.
Our trademarks and other proprietary rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.
Our success depends in large part on our brand image. We believe that our trademarks and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained some United States, Canada, and international trademark registrations, and will continue to evaluate the registration of additional trademarks as appropriate. However, some or all of these pending trademark applications may not be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. Additionally, we may face obstacles as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties, or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity, and financial condition to suffer.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the first quarter of 2021 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 1, 2021 - February 28, 2021	—	$—	—	$500,000,000
March 1, 2021 - April 4, 2021	—	—	—	500,000,000
April 5, 2021 - May 2, 2021	269,517	311.02	269,517	416,175,386
Total	269,517		269,517
__________
(1)Monthly information is presented by reference to our fiscal periods during our first quarter of 2021.
(2)On January 31, 2019, our board of directors approved a stock repurchase program of up to $500 million of our common shares on the open market or in privately negotiated transactions. On December 1, 2020, our board of directors approved an increase in the remaining authorization of our existing stock repurchase program from $264 million to $500 million. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors.
The following table provides information regarding our purchases of shares of our common stock during the first quarter of 2021 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 1, 2021 - February 28, 2021	5,236	$333.82	5,236	4,654,176
March 1, 2021 - April 4, 2021	8,589	322.02	8,589	4,645,587
April 5, 2021 - May 2, 2021	5,646	331.22	5,646	4,639,941
Total	19,471		19,471
__________
(1)Monthly information is presented by reference to our fiscal periods during our first quarter of 2021.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2021, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: June 3, 2021

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2021, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

*	Furnished herewith.