Form 10-Q
period 2021-08-01
lululemon athletica inc.
filed 2021-09-08
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At September 1, 2021, there were 124,610,529 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At September 1, 2021, there were outstanding 5,203,012 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at September 1, 2021, the registrant had outstanding 5,203,012 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	August 1, 2021	January 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,170,041	$1,150,517
Accounts receivable	56,150	62,399
Inventories	789,836	647,230
Prepaid and receivable income taxes	117,807	139,126
Prepaid expenses and other current assets	141,473	125,107
	2,275,307	2,124,379
Property and equipment, net	806,387	745,687
Right-of-use lease assets	729,621	734,835
Goodwill	387,024	386,877
Intangible assets, net	75,690	80,080
Deferred income tax assets	6,564	6,731
Other non-current assets	124,505	106,626
	$4,405,098	$4,185,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$203,546	$172,246
Accrued inventory liabilities	33,316	14,956
Other accrued liabilities	269,024	211,911
Accrued compensation and related expenses	150,331	130,171
Current lease liabilities	150,087	166,091
Current income taxes payable	13,743	8,357
Unredeemed gift card liability	137,021	155,848
Other current liabilities	24,286	23,598
	981,354	883,178
Non-current lease liabilities	644,734	632,590
Non-current income taxes payable	38,073	43,150
Deferred income tax liabilities	60,010	58,755
Other non-current liabilities	9,761	8,976
	1,733,932	1,626,649
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 124,644 and 125,150 issued and outstanding	623	626
Additional paid-in capital	381,737	388,667
Retained earnings	2,445,845	2,346,428
Accumulated other comprehensive loss	(157,039)	(177,155)
	2,671,166	2,558,566
	$4,405,098	$4,185,215
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net revenue	$1,450,618	$902,942	$2,677,083	$1,554,904
Cost of goods sold	607,932	413,441	1,134,083	731,001
Gross profit	842,686	489,501	1,543,000	823,903
Selling, general and administrative expenses	541,317	352,881	1,037,951	652,464
Amortization of intangible assets	2,195	747	4,390	770
Acquisition-related expenses	8,143	11,464	15,807	13,509
Income from operations	291,031	124,409	484,852	157,160
Other income (expense), net	96	(344)	323	830
Income before income tax expense	291,127	124,065	485,175	157,990
Income tax expense	83,053	37,264	132,145	42,557
Net income	$208,074	$86,801	$353,030	$115,433

Other comprehensive income (loss):
Foreign currency translation adjustment	(23,520)	54,300	20,116	(6,304)
Comprehensive income	$184,554	$141,101	$373,146	$109,129

Basic earnings per share	$1.60	$0.67	$2.71	$0.89
Diluted earnings per share	$1.59	$0.66	$2.70	$0.88
Basic weighted-average number of shares outstanding	130,007	130,245	130,187	130,248
Diluted weighted-average number of shares outstanding	130,490	130,799	130,742	130,802
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended August 1, 2021
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of May 2, 2021	5,203	5,203	$—	125,069	$625	$364,743	$2,408,006	$(133,519)	$2,639,855
Net income							208,074		208,074
Foreign currency translation adjustment								(23,520)	(23,520)
Stock-based compensation expense						15,289			15,289
Common stock issued upon settlement of stock-based compensation				88	—	5,218			5,218
Shares withheld related to net share settlement of stock-based compensation				(8)	—	(2,668)			(2,668)
Repurchase of common stock				(505)	(2)	(845)	(170,235)		(171,082)
Balance as of August 1, 2021	5,203	5,203	$—	124,644	$623	$381,737	$2,445,845	$(157,039)	$2,671,166

	Quarter Ended August 2, 2020
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of May 3, 2020	5,482	5,482	$—	124,717	$624	$334,201	$1,786,147	$(285,185)	$1,835,787
Net income							86,801		86,801
Foreign currency translation adjustment								54,300	54,300
Common stock issued upon exchange of exchangeable shares	(89)	(89)	—	89	—	—			—
Stock-based compensation expense						15,784			15,784
Common stock issued upon settlement of stock-based compensation				114	—	9,328			9,328
Shares withheld related to net share settlement of stock-based compensation				(3)	1	(899)			(898)
Balance as of August 2, 2020	5,393	5,393	$—	124,917	$625	$358,414	$1,872,948	$(230,885)	$2,001,102

	Two Quarters Ended August 1, 2021
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 31, 2021	5,203	5,203	$—	125,150	$626	$388,667	$2,346,428	$(177,155)	$2,558,566
Net income							353,030		353,030
Foreign currency translation adjustment								20,116	20,116
Stock-based compensation expense						30,221			30,221
Common stock issued upon settlement of stock-based compensation				412	2	9,711			9,713
Shares withheld related to net share settlement of stock-based compensation				(143)	(1)	(45,566)			(45,567)
Repurchase of common stock				(775)	(4)	(1,296)	(253,613)		(254,913)
Balance as of August 1, 2021	5,203	5,203	$—	124,644	$623	$381,737	$2,445,845	$(157,039)	$2,671,166

	Two Quarters Ended August 2, 2020
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 2, 2020	6,227	6,227	$—	124,122	$621	$355,541	$1,820,637	$(224,581)	$1,952,218
Net income							115,433		115,433
Foreign currency translation adjustment								(6,304)	(6,304)
Common stock issued upon exchange of exchangeable shares	(834)	(834)	—	834	4	(4)			—
Stock-based compensation expense						21,912			21,912
Common stock issued upon settlement of stock-based compensation				485	2	12,461			12,463
Shares withheld related to net share settlement of stock-based compensation				(155)	—	(30,957)			(30,957)
Repurchase of common stock				(369)	(2)	(539)	(63,122)		(63,663)
Balance as of August 2, 2020	5,393	5,393	$—	124,917	$625	$358,414	$1,872,948	$(230,885)	$2,001,102
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Two Quarters Ended
	August 1, 2021	August 2, 2020
Cash flows from operating activities
Net income	$353,030	$115,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,123	84,176
Stock-based compensation expense	30,221	21,912
Settlement of derivatives not designated in a hedging relationship	45,010	(13,538)
Changes in operating assets and liabilities:
Inventories	(137,364)	(138,194)
Prepaid and receivable income taxes	21,763	(39,860)
Prepaid expenses and other current assets	(8,337)	(56,381)
Other non-current assets	(5,487)	(20,430)
Accounts payable	28,232	35,967
Accrued inventory liabilities	18,091	25,322
Other accrued liabilities	47,403	53,868
Accrued compensation and related expenses	19,260	(49,037)
Current and non-current income taxes payable	456	43,926
Unredeemed gift card liability	(19,377)	(13,848)
Right-of-use lease assets and current and non-current lease liabilities	1,265	7,388
Other current and non-current liabilities	1,483	3,358
Net cash provided by operating activities	499,772	60,062
Cash flows from investing activities
Purchase of property and equipment	(144,494)	(104,723)
Settlement of net investment hedges	(46,999)	10,981
Acquisition, net of cash acquired	—	(452,581)
Other investing activities	(10,000)	1,000
Net cash used in investing activities	(201,493)	(545,323)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	9,713	12,463
Shares withheld related to net share settlement of stock-based compensation	(45,567)	(30,957)
Repurchase of common stock	(254,913)	(63,663)
Net cash used in financing activities	(290,767)	(82,157)
Effect of foreign currency exchange rate changes on cash and cash equivalents	12,012	(3,089)
Increase (decrease) in cash and cash equivalents	19,524	(570,507)
Cash and cash equivalents, beginning of period	$1,150,517	$1,093,505
Cash and cash equivalents, end of period	$1,170,041	$522,998
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel and accessories, which are sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales from temporary locations, sales to wholesale accounts, and license and supply arrangements. The Company operates stores in the United States, Canada, the People's Republic of China ("PRC"), Australia, the United Kingdom, South Korea, Germany, New Zealand, Japan, Singapore, France, Malaysia, Sweden, Ireland, the Netherlands, Norway, and Switzerland. There were 534 and 521 company-operated stores as of August 1, 2021 and January 31, 2021, respectively.
On July 7, 2020, the Company acquired Curiouser Products Inc., dba MIRROR, ("MIRROR") which has been consolidated from the date of acquisition. MIRROR generates net revenue from the sale of in-home fitness equipment and associated content subscriptions. Please refer to Note 3. Acquisition for further information.
COVID-19 Pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") has caused governments and public health officials to impose restrictions and recommend precautions to mitigate the spread of the virus. The Company temporarily closed its retail locations for periods of time during the first two quarters of fiscal 2020. While most of the Company's retail locations were open throughout the first two quarters of fiscal 2021, certain locations were temporarily closed based on government and health authority guidance in those markets, including in parts of Canada, Asia Pacific, and Europe.
In accordance with relevant government and health authority guidance, the Company continues to operate with necessary precautionary measures in place at its retail locations and distribution centers.
During the second quarter and first two quarters of fiscal 2020, the Company recognized $21.2 million and $35.5 million, respectively, of government payroll subsidies as a reduction in selling, general, and administrative expenses. These subsidies partially offset the wages paid to employees while its retail locations were temporarily closed due to COVID-19. The Company did not recognize any payroll subsidies in the first two quarters of fiscal 2021.
Basis of presentation
The unaudited interim consolidated financial statements as of August 1, 2021 and for the quarters and two quarters ended August 1, 2021 and August 2, 2020 are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 31, 2021 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 31, 2021, which are included in Item 8 in the Company's fiscal 2020 Annual Report on Form 10-K filed with the SEC on March 30, 2021. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2020 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2021 will end on January 30, 2022 and will be a 52-week year. Fiscal 2020 was a 52-week year and ended on January 31, 2021. Fiscal 2021 and fiscal 2020 are referred to as "2021," and "2020," respectively. The first two quarters of 2021 and 2020 ended on August 1, 2021 and August 2, 2020, respectively.
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
The following table summarizes the acquisition-related expenses recognized:

	Second Quarter		First Two Quarters
	2021	2020	2021	2020
	(in thousands)
Acquisition-related expenses:
Transaction and integration costs	$1,035	$7,201	$1,531	$9,246
Gain on existing investment	—	(782)	—	(782)
Acquisition-related compensation	7,108	5,045	14,276	5,045
	$8,143	$11,464	$15,807	$13,509

Income tax effects of acquisition-related expenses	$(434)	$(1,967)	$(806)	$(1,967)
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
As of August 1, 2021, aside from letters of credit of $2.8 million, there were no other borrowings outstanding under this facility.
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
The Company is also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.5:1 and to maintain the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) below 2:1. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of August 1, 2021, the Company was in compliance with the covenants of the credit facility.
Mainland China revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan and a financial guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of August 1, 2021, the Company was in compliance with the covenant and, aside from letters of credit of 1.3 million Chinese Yuan, there were no borrowings or guarantees outstanding under this credit facility.
Note 5. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $33.6 million and $24.9 million for the first two quarters of 2021 and 2020, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $117.1 million as of August 1, 2021, which is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the balances of the Company's stock-based compensation plans as of August 1, 2021, and changes during the first two quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance as of January 31, 2021	804	$139.27	199	$149.20	4	$299.09	275	$166.50	15	$328.68
Granted	188	307.34	135	180.65	4	327.22	96	308.78	—	—
Exercised/released	104	93.59	166	100.89	4	299.09	138	135.08	—	—
Forfeited/expired	20	189.53	3	212.67	—	—	12	230.55	—	—
Balance as of August 1, 2021	868	$180.00	165	$222.30	4	$327.22	221	$244.47	15	$400.17
Exercisable as of August 1, 2021	301	$124.41
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
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first two quarters of 2021:

First Two Quarters
2021
Expected term	3.75 years
Expected volatility	39.32%
Risk-free interest rate	0.50%
Dividend yield	—%
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the second quarter of 2021, there were 16.2 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $5.8 million and $4.5 million in the first two quarters of 2021 and 2020, respectively.
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of August 1, 2021 and January 31, 2021, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	August 1, 2021	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$605,059	$605,059	$—	$—	Cash and cash equivalents
Term deposits	220,572	—	220,572	—	Cash and cash equivalents
Forward currency contract assets	13,956	—	13,956	—	Prepaid expenses and other current assets
Forward currency contract liabilities	16,176	—	16,176	—	Other current liabilities

	January 31, 2021	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$671,817	$671,817	$—	$—	Cash and cash equivalents
Term deposits	183,015	—	183,015	—	Cash and cash equivalents
Forward currency contract assets	17,364	—	17,364	—	Prepaid expenses and other current assets
Forward currency contract liabilities	18,767	—	18,767	—	Other current liabilities
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
Foreign currency exchange risk
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
Net investment hedges
The Company is exposed to foreign currency exchange gains and losses which arise on translation of its international subsidiaries' balance sheets into U.S. dollars. These gains and losses are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity.
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first two quarters of 2021.
The Company classifies the cash flows at settlement of its net investment hedges within investing activities in the consolidated statements of cash flows.
Derivatives not designated as hedging instruments
The Company is exposed to gains and losses arising from changes in foreign currency exchange rates associated with transactions which are undertaken by its subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases. These transactions result in the recognition of certain foreign currency denominated monetary assets and liabilities which are remeasured to the quarter-end or settlement date foreign currency exchange rate. The resulting foreign currency gains and losses are recorded in selling, general and administrative expenses.
During the first two quarters of 2021, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of August 1, 2021, there were derivative assets of $14.0 million and derivative liabilities of $16.2 million subject to enforceable netting arrangements.

The notional amounts and fair values of forward currency contracts were as follows:

	August 1, 2021			January 31, 2021
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,010,000	$13,845	$—	$985,000	$—	$18,099
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,125,505	111	16,176	1,055,000	17,364	668
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$13,956	$16,176		$17,364	$18,767
The forward currency contracts designated as net investment hedges outstanding as of August 1, 2021 mature on different dates between August 2021 and March 2022.
The forward currency contracts not designated in a hedging relationship outstanding as of August 1, 2021 mature on different dates between August 2021 and March 2022.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Second Quarter		First Two Quarters
	2021	2020	2021	2020
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$16,930	$(24,728)	$(15,056)	$3,528
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Second Quarter		First Two Quarters
	2021	2020	2021	2020
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$13,404	$(23,867)	$(20,135)	$3,874
Derivatives not designated in a hedging relationship	(18,344)	21,574	12,247	(5,946)
Net foreign currency exchange and derivative gains (losses)	$(4,940)	$(2,293)	$(7,888)	$(2,072)
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

Note 8. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	Second Quarter		First Two Quarters
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Net income	$208,074	$86,801	$353,030	$115,433
Basic weighted-average number of shares outstanding	130,007	130,245	130,187	130,248
Assumed conversion of dilutive stock options and awards	483	554	555	554
Diluted weighted-average number of shares outstanding	130,490	130,799	130,742	130,802
Basic earnings per share	$1.60	$0.67	$2.71	$0.89
Diluted earnings per share	$1.59	$0.66	$2.70	$0.88
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For each of the first two quarters of 2021 and 2020, 0.1 million stock options and awards were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On January 31, 2019, the Company's board of directors approved a stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. On December 1, 2020, the Company's board of directors approved an increase in the remaining authorization of the existing stock repurchase program from $263.6 million to $500.0 million. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. As of August 1, 2021, the remaining value of shares available to be repurchased under this program was $245.1 million.
During the first two quarters of 2021 and 2020, 0.8 million and 0.4 million shares, respectively, were repurchased under the program at a total cost of $254.9 million and $63.7 million, respectively.
Subsequent to August 1, 2021, and up to September 1, 2021, 48.0 thousand shares were repurchased at a total cost of $19.4 million.
Note 9. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	August 1, 2021	January 31, 2021
	(In thousands)
Inventories:
Inventories, at cost	$830,926	$678,200
Provision to reduce inventories to net realizable value	(41,090)	(30,970)
	$789,836	$647,230

	August 1, 2021	January 31, 2021
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$105,641	$82,164
Forward currency contract assets	13,956	17,364
Other current assets	21,876	25,579
	$141,473	$125,107
Property and equipment, net:
Land	$76,029	$74,261
Buildings	31,366	30,870
Leasehold improvements	623,074	583,305
Furniture and fixtures	118,598	117,334
Computer hardware	126,455	116,239
Computer software	476,690	427,313
Equipment and vehicles	19,228	17,105
Work in progress	108,998	69,847
Property and equipment, gross	1,580,438	1,436,274
Accumulated depreciation	(774,051)	(690,587)
	$806,387	$745,687
Other non-current assets:
Cloud computing arrangement implementation costs	$82,150	$74,631
Security deposits	23,707	23,154
Other	18,648	8,841
	$124,505	$106,626
Other accrued liabilities
Accrued freight and other operating expenses	$140,783	$97,335
Accrued duty	24,769	17,404
Sales return allowances	25,393	32,560
Sales tax collected	19,075	15,246
Accrued capital expenditures	17,639	8,653
Forward currency contract liabilities	16,176	18,766
Accrued rent	10,420	8,559
Other	14,769	13,388
	$269,024	$211,911

Note 10. Segmented Information
The Company's segments are based on the financial information it uses in managing its business and comprise two reportable segments: (i) company-operated stores and (ii) direct to consumer. The remainder of its operations which includes outlets, temporary locations, sales to wholesale accounts, license and supply arrangements, and MIRROR are included within Other.

	Second Quarter		First Two Quarters
	2021	2020	2021	2020
	(In thousands)
Net revenue:
Company-operated stores	$695,120	$287,201	$1,231,704	$547,171
Direct to consumer	597,426	554,302	1,142,515	906,341
Other	158,072	61,439	302,864	101,392
	$1,450,618	$902,942	$2,677,083	$1,554,904
Segmented income (loss) from operations:
Company-operated stores	$184,996	$(5,293)	$284,144	$(35,447)
Direct to consumer	260,248	237,595	497,181	394,542
Other	22,240	2,587	36,746	2,318
	467,484	234,889	818,071	361,413
General corporate expense	166,115	98,269	313,022	189,974
Amortization of intangible assets	2,195	747	4,390	770
Acquisition-related expenses	8,143	11,464	15,807	13,509
Income from operations	291,031	124,409	484,852	157,160
Other income (expense), net	96	(344)	323	830
Income before income tax expense	$291,127	$124,065	$485,175	$157,990

Capital expenditures:
Company-operated stores	$28,656	$27,316	$47,221	$61,135
Direct to consumer	16,902	9,781	43,483	12,079
Corporate and other	34,711	15,525	53,790	31,509
	$80,269	$52,622	$144,494	$104,723
Depreciation and amortization:
Company-operated stores	$28,304	$21,963	$55,104	$47,591
Direct to consumer	6,836	2,928	12,584	5,612
Corporate and other	18,498	15,753	36,435	30,973
	$53,638	$40,644	$104,123	$84,176
Note 11. Net Revenue by Geography and Category
The following table disaggregates the Company's net revenue by geographic area.

	Second Quarter		First Two Quarters
	2021	2020	2021	2020
	(In thousands)
United States	$996,292	$595,918	$1,845,906	$1,055,270
Canada	216,502	147,658	384,231	247,155
Outside of North America	237,824	159,366	446,946	252,479
	$1,450,618	$902,942	$2,677,083	$1,554,904
The following table disaggregates the Company's net revenue by category. During the fourth quarter of 2020, the Company determined that a portion of certain sales returns which had been recorded within Other categories were more appropriately classified within Women's product and Men's product. Accordingly, comparative figures have been reclassified to conform to the current presentation.

	Second Quarter		First Two Quarters
	2021	2020	2021	2020
	(In thousands)
Women's product	$968,951	$647,198	$1,818,596	$1,124,825
Men's product	363,063	190,381	637,370	318,772
Other categories	118,604	65,363	221,117	111,307
	$1,450,618	$902,942	$2,677,083	$1,554,904
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
In March 2020, a former retail employee filed a representative action in the Los Angeles Superior Court alleging violation of the Private Attorney General Act ("PAGA") based on purported California labor code violations including failure to pay wages, failure to pay overtime, failure to provide accurate itemized statements, and failure to provide meal and rest periods. The plaintiff is seeking to recover civil penalties under PAGA. The Company denied all allegations. The parties have agreed in principle to resolve the matter and are working to finalize the resolution and dismiss the action.
In April 2020, Aliign Activation Wear, LLC filed a lawsuit in the United States District Court for the Central District of California alleging federal trademark infringement, false designation of origin and unfair competition. The plaintiff is seeking injunctive relief, monetary damages and declaratory relief. The Company obtained summary judgment that the Company did not infringe upon any of the plaintiff's rights and the district court entered judgment in the Company's favor on all claims. The plaintiff has filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit. The Company intends to defend its win at the appellate level.
In April 2021, DISH Technologies L.L.C., and Sling TV L.L.C. (DISH) filed a complaint in the United States District Court for the District of Delaware and, along with DISH DBS Corporation, also with the United States International Trade Commission (ITC) under Section 337 of the Tariff Act of 1930 against the Company and its Curiouser Products subsidiary (MIRROR), along with ICON Health & Fitness, Inc., FreeMotion Fitness, Inc., NordicTrack, Inc., and Peloton Interactive, Inc., alleging infringement of various patents related to fitness devices containing internet-streaming enabled video displays. In the ITC complaint, DISH seeks an exclusion order barring the importation of MIRROR fitness devices, streaming components and systems containing components that infringe one or more of the asserted patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to those products. In the District of Delaware complaint, DISH is seeking an order permanently enjoining the Company from infringing the asserted patents, an award of damages for the infringement of the asserted patents, and an award of damages for lost sales. The ITC investigation is ongoing and the Delaware litigation remains stayed pending resolution to the ITC investigation. The Company intends to vigorously defend this matter.
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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on March 30, 2021. Fiscal 2021 and fiscal 2020 are referred to as "2021," and "2020," respectively. The first two quarters of 2021 and 2020 ended on August 1, 2021 and August 2, 2020, respectively. Components of management's discussion and analysis of financial condition and results of operations include:
•Overview and COVID-19 Update
•Financial Highlights
•Quarter-to-Date Results of Operations
•Year-to-Date Results of Operations
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

COVID-19 Update
COVID-19 continues to impact the global economy and cause disruption and volatility. Governments and public health officials around the world have imposed and continue to impose restrictions and recommend precautions to mitigate the spread of the virus. We believe we will continue to experience differing levels of disruption and volatility, market by market.
While most of our retail locations were open throughout the first two quarters of fiscal 2021, certain locations were temporarily closed based on government and health authority guidance in those markets, including in parts of Canada, Asia Pacific, and Europe. We continue to operate with necessary precautionary measures in place at our retail locations and distribution centers.
The pandemic has also impacted our product manufacturers and our distribution and logistics providers. We have experienced disruption in transportation and port congestion, as well as an increase in freight costs. As a result of this disruption, certain inventory receipts have been delayed, and we expect this disruption and increased costs to continue at least through to the end of 2021.
Prior to the COVID-19 pandemic, guest shopping preferences were shifting towards digital platforms and we had been investing in our websites, mobile apps, and omni-channel capabilities. We believe COVID-19 further shifted guest shopping behavior and has resulted in significant increases in traffic to our websites and digital apps. This increased traffic contributed to the significant growth in our direct to consumer net revenue in 2020 and in the first quarter of 2021. While we expect our direct to consumer business to grow in 2021, we expect the year over year growth rate to moderate compared to 2020.
Guest traffic at our retail locations has improved during 2021, but remains below pre-pandemic levels. Improved traffic combined with increased conversion has resulted in overall store productivity at our open stores in the second quarter of 2021 being in line with the second quarter of 2019.
There remains significant uncertainty regarding the extent and duration of the impact that COVID-19 will have on our operations. Continued proliferation of the virus, resurgences, or the emergence of new variants may result in further or prolonged closures of our retail locations and distribution centers, reduce operating hours, further disrupt our supply chain, cause changes in guest behavior, and reduce discretionary spending. Such factors are beyond our control and could elicit further actions and recommendations from governments and public health authorities.
Financial Highlights
For the second quarter of 2021, compared to the second quarter of 2020:
•Net revenue increased 61% to $1.5 billion. On a constant dollar basis, net revenue increased 56%.
•Company-operated stores net revenue increased 142% to $695.1 million.
•Direct to consumer net revenue increased 8% to 597.4 million, or increased 4% on a constant dollar basis. We held an online warehouse sale during the second quarter of 2020 which generated net revenue of $43.3 million.
•Gross profit increased 72% to $842.7 million.
•Gross margin increased 390 basis points to 58.1%.
•Income from operations increased 134% to $291.0 million.
•Operating margin increased 630 basis points to 20.1%.
•Income tax expense increased 123% to $83.1 million. Our effective tax rate for the second quarter of 2021 was 28.5% compared to 30.0% for the second quarter of 2020.
•Diluted earnings per share were $1.59 compared to $0.66 in the second quarter of 2020. This includes $7.7 million and $9.5 million of after-tax costs related to the MIRROR acquisition in the second quarter of 2021 and 2020, respectively, which reduced diluted earnings per share by $0.06 and $0.08 in the second quarter of 2021 and 2020, respectively.
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

	Second Quarter
	2021	2020	2021	2020
	(In thousands)		(Percentage of net revenue)
Net revenue	$1,450,618	$902,942	100.0%	100.0%
Cost of goods sold	607,932	413,441	41.9	45.8
Gross profit	842,686	489,501	58.1	54.2
Selling, general and administrative expenses	541,317	352,881	37.3	39.1
Amortization of intangible assets	2,195	747	0.2	0.1
Acquisition-related expenses	8,143	11,464	0.6	1.3
Income from operations	291,031	124,409	20.1	13.8
Other income (expense), net	96	(344)	—	—
Income before income tax expense	291,127	124,065	20.1	13.7
Income tax expense	83,053	37,264	5.7	4.1
Net income	$208,074	$86,801	14.3%	9.6%
Net Revenue
Net revenue increased $547.7 million, or 61%, to $1.5 billion for the second quarter of 2021 from $902.9 million for the second quarter of 2020. On a constant dollar basis, assuming the average foreign currency exchange rates for the second quarter of 2021 remained constant with the average foreign currency exchange rates for the second quarter of 2020, net revenue increased $507.3 million, or 56%.
The increase in net revenue was primarily due to increased company-operated store and other net revenue, primarily due to most of our stores being open for the entire second quarter of 2021, while almost all were temporarily closed for a significant portion of the second quarter of 2020 as a result of COVID-19. Direct to consumer net revenue also increased.
Net revenue for the second quarter of 2021 and 2020 is summarized below.

	Second Quarter
	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentages)
Company-operated stores	$695,120	$287,201	47.9%	31.8%	$407,919	142.0%
Direct to consumer	597,426	554,302	41.2	61.4	43,124	7.8
Other	158,072	61,439	10.9	6.8	96,633	157.3
Net revenue	$1,450,618	$902,942	100.0%	100.0%	$547,676	60.7%
Company-Operated Stores. The increase in net revenue from our company-operated stores was primarily due to most of our stores being open for the entire second quarter of 2021, while almost all were temporarily closed for a significant portion of the second quarter of 2020 as a result of COVID-19. We have opened 28 net new company-operated stores since the second quarter of 2020 which also contributed to the increase in net revenue. This included 16 stores in Asia Pacific, 10 stores in North America, and two stores in Europe.
Direct to Consumer. Direct to consumer net revenue increased 8%, and increased 4% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates. During the second quarter of 2020, we held an online warehouse sale in the United States and Canada which generated net revenue of $43.3 million. We did not hold any warehouse sales during the second quarter of 2021.
Other channels. The increase in net revenue from our other channels was primarily due to most of our locations being open for the entire second quarter of 2021, while almost all were temporarily closed for a significant portion of the second quarter of 2020 as a result of COVID-19. Net revenue from MIRROR, which we acquired during the second quarter of 2020, also contributed to the increase in other net revenue.

Gross Profit

	Second Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$842,686	$489,501	$353,185	72.2%

Gross margin	58.1%	54.2%	390 basis points
The increase in gross margin was primarily the result of:
•a decrease in occupancy and depreciation costs as a percentage of net revenue of 210 basis points, driven primarily by the increase in net revenue;
•a decrease in costs related to our distribution centers and product departments as a percentage of net revenue of 140 basis points, driven primarily by the increase in net revenue; and
•a favorable impact of foreign currency exchange rates of 60 basis points.
The increase in gross margin was partially offset by a decrease in product margin of 20 basis points, primarily due to higher air freight costs as a result of COVID-19 impacts on logistics availability and costs, as well as higher inventory provision expenses, partially offset by lower markdowns.
Selling, General and Administrative Expenses

	Second Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$541,317	$352,881	$188,436	53.4%

Selling, general and administrative expenses as a percentage of net revenue	37.3%	39.1%	(180) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $93.5 million, comprised of:
–an increase in employee costs of $51.0 million primarily due to an increase in incentive compensation and salaries and wages expenses in our company-operated stores and other retail locations, primarily from the growth in our business;
–an increase in brand and community costs of $19.9 million primarily due to an increase in digital marketing expenses;
–an increase in variable costs of $13.6 million primarily due to an increase in credit card fees and packaging costs as a result of increased net revenue; and
–an increase in operating costs of $9.0 million primarily due to an increase in depreciation, occupancy, security, information technology, and repairs and maintenance costs;
•an increase in head office costs of $71.3 million, comprised of:
–an increase in costs of $41.5 million primarily due to an increase in professional fees, brand and community costs, information technology costs, and depreciation; and
–an increase in employee costs of $29.8 million primarily due to an increase in salaries and wages expense, incentive compensation, and benefits, primarily as a result of headcount growth;
•a decrease in government payroll subsidies of $21.0 million as no government payroll subsidies were recognized in the second quarter of 2021; and
•an increase in net foreign currency exchange and derivative revaluation losses of $2.6 million.

Amortization of intangible assets

	Second Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$2,195	$747	$1,448	193.8%
The increase in the amortization of intangible assets was the result of the amortization of intangible assets recognized upon the acquisition of MIRROR during the second quarter of 2020.
Acquisition-related expenses

	Second Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$8,143	$11,464	$(3,321)	(29.0)%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $7.1 million and $5.0 million in the second quarter of 2021 and 2020, respectively. We also recognized transaction and integration related costs of $1.0 million and $7.2 million in the second quarter of 2021 and 2020, respectively. Acquisition related expenses in the second quarter of 2020 were partially offset by a $0.8 million gain recognized on our existing investment.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses. Segmented income from operations is summarized below.

	Second Quarter
	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income (loss) from operations:
Company-operated stores	$184,996	$(5,293)	26.6%	(1.8)%	$190,289	n/a
Direct to consumer	260,248	237,595	43.6	42.9	22,653	9.5%
Other	22,240	2,587	14.1	4.2	19,653	n/a
	$467,484	$234,889			$232,595	99.0%
General corporate expense	166,115	98,269			67,846	69.0
Amortization of intangible assets	2,195	747			1,448	n/a
Acquisition-related expenses	8,143	11,464			(3,321)	(29.0)
Income from operations	$291,031	$124,409			$166,622	133.9%

Operating margin	20.1%	13.8%			630 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $264.4 million, driven by increased net revenue and higher gross margin primarily due to most of our stores being open for the entire second quarter of 2021, while almost all were temporarily closed for a significant portion of the second quarter of 2020 as a result of COVID-19. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher incentive compensation and higher salaries and wages expense as a result of growth in our business. Store operating costs increased primarily due to government payroll subsidies that were recognized during the second quarter of 2020. No government payroll subsidies were recognized during the second quarter of 2021. There were also increases in credit card fees, distribution and packaging costs as a result of higher net revenue. Income from operations as a percentage of company-operated stores net revenue increased due to higher gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $34.5 million driven by increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher digital marketing expenses and depreciation. Income from operations as a percentage of direct to consumer net revenue increased primarily due to higher gross margin.
Other channels. The increase in income from operations from our other retail locations was primarily the result of increased gross profit of $54.4 million, primarily due to increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses driven by MIRROR digital marketing expenses, higher salaries and wages and incentive compensation, as well as increased credit card fees and distribution costs as a result of higher net revenue. Income from operations as a percentage of other net revenue increased primarily due to an increase in gross margin, partially offset by deleverage on selling, general and administrative expenses.
General Corporate Expenses. The increase in general corporate expenses was primarily due to increased employee costs primarily from the growth in our business, as well as increased professional fees, information technology costs, brand and community costs, and depreciation. An increase in net foreign currency exchange and derivative revaluation losses of $2.6 million also contributed to the increase in general corporate expenses.
Other Income (Expense), Net

	Second Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$96	$(344)	$440	(127.9)%
The increase in other income, net was primarily due to an increase in interest income driven by increased cash balances.
Income Tax Expense

	Second Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$83,053	$37,264	$45,789	122.9%

Effective tax rate	28.5%	30.0%	(150) basis points
The decrease in the effective tax rate was primarily due to a net increase in tax deductions related to stock-based compensation. Certain non-deductible expenses related to the MIRROR acquisition increased the effective tax rate by 60 basis points in the second quarter of 2021 compared to 110 basis points in the second quarter of 2020.
Net Income

	Second Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$208,074	$86,801	$121,273	139.7%
The increase in net income was primarily due to an increase in gross profit of $353.2 million and an increase in other income (expense), net of $0.4 million and a decrease in acquisition-related expenses of $3.3 million, partially offset by an increase in selling, general and administrative expenses of $188.4 million, an increase in income tax expense of $45.8 million, and an increase in amortization of intangible assets of $1.4 million.

Year-to-Date Results of Operations: First Two Quarters Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Two Quarters
	2021	2020	2021	2020
	(In thousands)		(Percentages)
Net revenue	$2,677,083	$1,554,904	100.0%	100.0%
Cost of goods sold	1,134,083	731,001	42.4	47.0
Gross profit	1,543,000	823,903	57.6	53.0
Selling, general and administrative expenses	1,037,951	652,464	38.8	42.0
Amortization of intangible assets	4,390	770	0.2	—
Acquisition-related expenses	15,807	13,509	0.6	0.9
Income from operations	484,852	157,160	18.1	10.1
Other income (expense), net	323	830	—	0.1
Income before income tax expense	485,175	157,990	18.1	10.2
Income tax expense	132,145	42,557	4.9	2.7
Net income	$353,030	$115,433	13.2%	7.4%
Net Revenue
Net revenue increased $1.1 billion, or 72%, to $2.7 billion for the first two quarters of 2021 from $1.6 billion for the first two quarters of 2020. On a constant dollar basis, assuming the average foreign currency exchange rates for the first two quarters of 2021 remained constant with the average foreign currency exchange rates for the first two quarters of 2020, net revenue increased $1.0 billion, or 67%.
The increase in net revenue was primarily due to increased company-operated store and other net revenue, primarily due to most of our stores being open for the entire first two quarters of 2021, while almost all were temporarily closed for a significant portion of the first two quarters of 2020 as a result of COVID-19. Direct to consumer net revenue also increased, partially due to a shift in the way guests are shopping as a result COVID-19.
Net revenue for the first two quarters of 2021 and 2020 is summarized below.

	First Two Quarters
	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentage)
Company-operated stores	$1,231,704	$547,171	46.0%	35.2%	$684,533	125.1%
Direct to consumer	1,142,515	906,341	42.7	58.3	236,174	26.0
Other	302,864	101,392	11.3	6.5	201,472	198.7
Net revenue	$2,677,083	$1,554,904	100.0%	100.0%	$1,122,179	72.2%
Company-Operated Stores. The increase in net revenue from our company-operated stores was primarily due to most of our stores being open for the entire first two quarters of 2021, while almost all were temporarily closed for a significant portion of the first two quarters of 2020 as a result of COVID-19. We opened 28 net new company-operated stores since the second quarter of 2020 which also contributed to the increase in net revenue. This included 16 stores in Asia Pacific, 10 stores in North America, and two stores in Europe.
Direct to Consumer. Direct to consumer net revenue increased 26%, and increased 22% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates. During the second quarter of 2020, we held an online warehouse sale in the United States and Canada which generated net revenue of $43.3 million. We did not hold any warehouse sales during the first two quarters of 2021.
Other channels. The increase in net revenue from other channels was primarily due to most of our locations being open for the entire first two quarters of 2021, while almost all were temporarily closed for a significant portion of the first two quarters of 2020 as a result of COVID-19. Net revenue from MIRROR, which we acquired during the second quarter of 2020, also contributed to the increase in other net revenue.

Gross Profit

	First Two Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,543,000	$823,903	$719,097	87.3%

Gross margin	57.6%	53.0%	460 basis points
The increase in gross margin was primarily the result of:
•a decrease in occupancy and depreciation costs as a percentage of net revenue of 340 basis points, driven primarily by the increase in net revenue;
•a decrease in costs related to our distribution centers and product departments as a percentage of net revenue of 120 basis points, driven primarily by the increase in net revenue; and
•a favorable impact of foreign currency exchange rates of 60 basis points.
The increase in gross margin was partially offset by a decrease in product margin of 60 basis points, primarily due to higher air freight costs as a result of COVID-19 impacts on logistics availability and costs, partially offset by lower markdowns.
Selling, General and Administrative Expenses

	First Two Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,037,951	$652,464	$385,487	59.1%

Selling, general and administrative expenses as a percentage of net revenue	38.8%	42.0%	(320) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $214.2 million, comprised of:
–an increase in employee costs of $89.7 million primarily due to an increase in incentive compensation, salaries and wages expense, and benefit expenses in our company-operated store and other retail locations, primarily from the growth in our business;
–an increase in variable costs of $52.1 million primarily due to an increase in distribution costs, credit card fees, and packaging expenses as a result of increased net revenue;
–an increase in brand and community costs of $45.3 million primarily due to an increase in digital marketing expenses; and
–an increase in other operating costs of $27.1 million primarily due to an increase in information technology costs, depreciation, occupancy costs, and security costs;
•an increase in head office costs of $144.3 million, comprised of:
–an increase in costs of $79.1 million primarily due to an increase in professional fees, information technology costs, brand and community costs, and depreciation; and
–an increase in employee costs of $65.2 million primarily due to an increase in salaries and wages expense and employee benefit costs as a result of headcount growth, and an increase in incentive compensation and stock-based compensation expense.
•a decrease in government payroll subsidies of $21.1 million as no government payroll subsidies were recognized in the first two quarters of 2021; and
•an increase in net foreign currency exchange and derivative revaluation losses of $5.8 million.

Amortization of intangible assets

	First Two Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$4,390	$770	$3,620	470.1%
The increase in the amortization of intangible assets was the result of the amortization of intangible assets recognized upon the acquisition of MIRROR during the second quarter of 2020.
Acquisition-related expenses

	First Two Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$15,807	$13,509	$2,298	17.0%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $14.3 million and $5.0 million in the first two quarters of 2021 and 2020, respectively. We also recognized transaction and integration related costs of $1.5 million and $9.2 million in the first two quarters of 2021 and 2020, respectively.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses. Segmented income from operations is summarized below.

	First Two Quarters
	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income (loss) from operations:
Company-operated stores	$284,144	$(35,447)	23.1%	(6.5)%	$319,591	n/a
Direct to consumer	497,181	394,542	43.5	43.5	102,639	26.0%
Other	36,746	2,318	12.1	2.3	34,428	n/a
	$818,071	$361,413			$456,658	126.4%
General corporate expense	313,022	189,974			123,048	64.8
Amortization of intangible assets	4,390	770			3,620	n/a
Acquisition-related expenses	15,807	13,509			2,298	17.0
Income from operations	$484,852	$157,160			$327,692	208.5%

Operating margin	18.1%	10.1%			800 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $441.9 million, driven by increased net revenue and higher gross margin primarily due to most of our stores being open for the entire first two quarters of 2021, while almost all were temporarily closed for a significant portion of the first two quarters of 2020 as a result of COVID-19. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher incentive compensation and higher salaries and wages expense as a result of the growth in our business, as well as an increase in employee benefit expense. Store operating costs increased primarily due to government payroll subsidies that were recognized during the first two quarters of 2020. No government payroll subsidies were recognized during the first two quarters of 2021. There were also increases in credit card fees, distribution and packaging costs as a result of higher net revenue. Income from operations as a percentage of company-operated stores net revenue increased, primarily due to higher gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $164.1 million, driven by increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, packaging, and credit card fees a result of higher net revenue, as well as higher digital marketing expenses and employee costs. Income from operations as a percentage of direct to consumer net revenue was consistent for the first two quarters of 2021, compared to the first two quarters of 2020. The increase in gross margin was offset by deleverage on selling, general and administrative expenses.
Other channels. The increase in income from operations from our other retail locations was primarily the result of increased gross profit of $113.0 million, primarily due to increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, driven by MIRROR digital marketing expenses, higher salaries and wages expense and incentive compensation, as well as distribution costs and credit card fees as a result of higher net revenue. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses and in increase in gross margin.
General Corporate Expense. The increase in general corporate expenses was primarily due to increased employee costs primarily from the growth in our business, as well as increased professional fees, information technology costs, brand and community costs, depreciation, and supplies costs. An increase in net foreign currency exchange and derivative revaluation losses of $5.8 million also contributed to the increase in general corporate expenses.
Other Income (Expense), Net

	First Two Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$323	$830	$(507)	(61.1)%
The decrease in other income, net was primarily due to a decrease in interest income driven by lower interest rates, partially offset by increased cash balances.
Income Tax Expense

	First Two Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$132,145	$42,557	$89,588	210.5%

Effective tax rate	27.2%	26.9%	30 basis points
The increase in the effective tax rate was primarily due to certain non-deductible expenses in international jurisdictions which were partially offset by a net increase in tax deductions related to stock-based compensation. Certain non-deductible expenses related to the MIRROR acquisition increased the effective tax rate by 70 basis points in the first two quarters of 2021 compared to 90 basis points in the first two quarters of 2020.
Net Income

	First Two Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$353,030	$115,433	$237,597	205.8%
The increase in net income was primarily due to an increase in gross profit of $719.1 million, partially offset by an increase in selling, general and administrative expenses of $385.5 million, an increase in income tax expense of $89.6 million, an increase in amortization of intangible assets of $3.6 million, an increase in acquisition-related expenses of $2.3 million, and a decrease in other income of $0.5 million.
Comparable Store Sales and Total Comparable Sales
We use comparable store sales to assess the performance of our existing stores as it allows us to monitor the performance of our business without the impact of recently opened or expanded stores. We use total comparable sales to evaluate the performance of our business from an omni-channel perspective. We therefore believe that investors would similarly find these metrics useful in assessing the performance of our business. However, as the temporary store closures from COVID-19 during the first two quarters of 2020 resulted in a significant number of stores being removed from our comparable store calculations, we believe total comparable sales and comparable store sales are not currently representative of the underlying trends of our business. We do not believe these metrics are currently useful to investors in understanding performance, therefore we have not included these metrics in our discussion and analysis of results of operations. We did not provide comparable sales metrics that included the first two quarters during 2020, and expect to do the same for 2021.
Non-GAAP Financial Measures
Constant dollar changes in net revenue and direct to consumer net revenue are non-GAAP financial measures.
A constant dollar basis assumes the average foreign currency exchange rates for the period remained constant with the average foreign currency exchange rates for the same period of the prior year. We provide constant dollar changes in our results to help investors understand the underlying growth rate of net revenue excluding the impact of changes in foreign currency exchange rates.
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
Constant dollar changes in net revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	Second Quarter 2021			First Two Quarters 2021
	Net Revenue		Direct to Consumer Net Revenue	Net Revenue		Direct to Consumer Net Revenue
	(In thousands)	(Percentages)	(Percentages)	(In thousands)	(Percentages)	(Percentages)
Change	$547,676	61%	8%	$1,122,179	72%	26%
Adjustments due to foreign currency exchange rate changes	(40,339)	(5)	(4)	(73,730)	(5)%	(4)%
Change in constant dollars	$507,337	56%	4%	$1,048,449	67%	22%
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
The following table includes certain measures of our liquidity:

August 1, 2021
(In thousands)
Cash and cash equivalents	$1,170,041
Working capital excluding cash and cash equivalents(1)	123,912
Capacity under committed revolving credit facility	397,212
__________
(1)Working capital is calculated as current assets of $2.3 billion less current liabilities of $1.0 billion.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Two Quarters
	2021	2020	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$499,772	$60,062	$439,710
Investing activities	(201,493)	(545,323)	343,830
Financing activities	(290,767)	(82,157)	(208,610)
Effect of foreign currency exchange rate changes on cash	12,012	(3,089)	15,101
Increase (decrease) in cash and cash equivalents	$19,524	$(570,507)	$590,031
Operating Activities
The increase in cash provided by operating activities was primarily as a result of:
•increased net income of $237.6 million;
•an increase in cash flows from the changes in operating assets and liabilities of $115.3 million. This increase was driven by changes in accrued compensation, and prepaid expenses and other current assets; and
•changes in adjusting items of $86.8 million, primarily driven by higher cash inflows related to derivatives not designated in a hedging relationship, and due to increased stock-based compensation and depreciation expense.
Investing Activities
The decrease in cash used in investing activities was primarily due to the MIRROR acquisition in 2020, partially offset by the settlement of net investment hedges and increased capital expenditures. The increase in capital expenditures was primarily due to increased capital expenditures for our direct to consumer segment driven by investment in our distribution centers, as well as increased corporate expenditures. This was partially offset by decreased expenditures for our company-operated stores.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in stock repurchases. Cash used in financing activities for the first two quarters of 2021 included $254.9 million to repurchase 0.8 million shares of our common stock compared to $63.7 million to repurchase 0.4 million shares for the first two quarters of 2020. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.

Revolving Credit Facilities
North America revolving credit facility
During 2016, we obtained a $150.0 million committed and unsecured five-year revolving credit facility with major financial institutions. On June 6, 2018, we amended the credit agreement to provide for (i) an increase in the aggregate commitments under the revolving credit facility to $400.0 million, with an increase of the sub-limits for the issuance of letters of credit and extensions of swing line loans to $50.0 million for each, (ii) an increase in the option, subject to certain conditions, to request increases in commitments from $400.0 million to $600.0 million and (iii) an extension in the maturity of the facility from December 15, 2021 to June 6, 2023. Borrowings under the facility may be made in U.S. Dollars, Euros, Canadian Dollars, and in other currencies, subject to the lenders' approval. As of August 1, 2021, aside from letters of credit of $2.8 million, we had no other borrowings outstanding under this credit facility.
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
We are also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.5:1 and to maintain the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) below 2:1. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of August 1, 2021, we were in compliance with the covenants of the credit facility.
Mainland China revolving credit facility
In December 2019, we entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan and a financial guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. We are required to comply with certain covenants. As of August 1, 2021, we were in compliance with the covenant and, aside from letters of credit of 1.3 million Chinese Yuan, we had no other borrowings or guarantees outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of August 1, 2021, letters of credit and letters of guarantee totaling $3.4 million had been issued, including $2.8 million under our committed revolving credit facility.
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
Operating Locations
Our company-operated stores by country as of August 1, 2021 and January 31, 2021 are summarized in the table below.

Number of company-operated stores by country	August 1, 2021	January 31, 2021
United States	318	315
Canada	62	62
People's Republic of China(1)	63	55
Australia	30	31
United Kingdom	16	16
South Korea	9	7
Germany	7	7
New Zealand	7	7
Japan	6	6
Singapore	4	4
France	3	3
Malaysia	2	2
Sweden	2	2
Ireland	2	1
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	534	521
__________
(1)Included within PRC as of August 1, 2021, were seven stores in Hong Kong, Special Administrative Region, three stores in Taiwan, and two stores in Macao, Special Administration Region. As of January 31, 2021, there were seven stores in Hong Kong, Special Administrative Region, two stores in Taiwan, and two stores in Macao, Special Administration Region.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of August 1, 2021, there were eight licensed locations, including four in Mexico, three in the United Arab Emirates, and one in Qatar.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity.
We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in foreign currency exchange rates and may be impacted for the foreseeable future. The potential impact of currency fluctuation increases as our international expansion increases.

As of August 1, 2021, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign currency exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 7. Derivative Financial Instruments included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
In the future, in an effort to reduce foreign currency exchange risks, we may enter into further derivative financial instruments including hedging additional currency pairs. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
–foreign currency exchange revaluation gains by our Canadian subsidiaries on U.S. dollar denominated monetary assets and liabilities; and
–derivative valuation losses on forward currency contracts not designated in a hedging relationship;
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
During the first two quarters of 2021, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $23.2 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first two quarters of 2020, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $14.6 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the foreign currency exchange rates in effect for the first two quarters of 2021 would have resulted in lower income from operations of approximately $15.0 million. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first two quarters of 2021. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign currency exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of August 1, 2021, aside from letters of credit of $2.8 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at August 1, 2021. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at August 1, 2021, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended August 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The current COVID-19 coronavirus pandemic and related government, private sector, and individual consumer responsive actions have and could continue to affect our business operations, store traffic, employee availability, supply chain, financial condition, liquidity, and cash flow.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. COVID-19 has impacted our business and operations, and we expect this to continue and could adversely impact our financial results.
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

The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed, or experience worker shortages. In particular, we have seen disruptions and delays in shipments and we may see negative impacts to pricing of certain components of our products as a result of the COVID-19 pandemic.
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
Our sales and profitability may decline as a result of increasing costs and decreasing selling prices.
Our business is subject to significant pressure on costs and pricing caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, the availability of qualified labor and wage inflation, pressure from consumers to reduce the prices we charge for our products, and changes in consumer demand. These factors may cause us to experience increased costs, reduce our prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial condition, operating results, and cash flows.
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

Our limited operating experience and limited brand recognition in new international markets and new product categories may limit our expansion and cause our business and growth to suffer.
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
In addition, our continued growth depends in part on our ability to expand our product categories and introduce new product lines. We may not be able to successfully manage integration of new product categories or the new product lines with our existing products. Selling new product categories and lines will require our management to learn different strategies in order to be successful. We may be unsuccessful in entering new product categories and developing or launching new product lines, which requires management of new suppliers, potential new customers, and new business models. Our management may not have the experience of selling in these new product categories and we may not be able to grow our business as planned. For example, in July 2020, we acquired MIRROR, an in-home fitness company with an interactive workout platform that features live and on-demand classes. If we are unable to effectively and successfully further develop these and future new product categories and lines, we may not be able to increase or maintain our sales and our operating margins may be adversely affected.
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
Our growth will largely depend on our ability to successfully open and operate new stores. We may be unsuccessful in identifying new locations and markets where our technical athletic apparel and other products and brand image will be accepted. In addition, we may not be able to open or profitably operate new stores in existing, adjacent, or new markets due to the impact of COVID-19, which could have a material adverse effect on us.
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
Risks related to our supply chain
Disruptions of our supply chain could have a material adverse effect on our operating and financial results.
Disruption of our supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises such as the ongoing COVID-19 pandemic, terrorism, product recalls, labor supply or stoppages, the financial or operational instability of key suppliers and carriers, or other reasons could impair our ability to distribute our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.

Our reliance on suppliers to provide fabrics for and to produce our products could cause problems if we experience a supply chain disruption and we are unable to secure additional suppliers of fabrics or other raw materials, or manufacturers of our end products.
The entire apparel industry, including our company, continues to face supply chain challenges as a result of COVID-19 including reduced freight availability and increased costs, port disruption, manufacturing facility closures, and related labor shortages and other supply chain disruptions. We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a limited number of sources. We have no long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for fabrics, other raw materials, and production. The following statistics are based on cost.
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
Our supply of fabric or manufacture of our products could be disrupted or delayed by the impact of health pandemics, including the current COVID-19 pandemic, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. The receipt of inventory sourced from areas impacted by COVID-19 has been slowed or disrupted and our manufacturers may also face similar challenges in receiving fabric and fulfilling our orders. In addition, ocean freight capacity issues continue to persist worldwide due to COVID-19 as there is much greater demand for shipping and reduced capacity and equipment. Any delays, interruption, or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
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
The fabrics used to make our products include synthetic fabrics whose raw materials include petroleum-based products. Our products also include silver and natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. Price inflation and global supply chain disruption could cause raw material costs to increase and have an adverse effect on our future margins. Increases in the cost of raw materials, including petroleum or the prices we pay for silver and our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition, and cash flows.
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
We are subject to a variety of privacy and data protection laws and regulations that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, we are subject to significant compliance obligations under privacy laws such as the General Data Privacy Regulation ("GDPR") in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, and the California Consumer Privacy Act ("CCPA"). Some privacy laws prohibit the transfer of personal information to certain other jurisdictions. We are subject to privacy and data protection audits or investigations by various government agencies. Our failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. Our efforts to comply with privacy laws may complicate our operations and add to our compliance costs. A significant privacy breach or failure to comply with privacy or data protection laws might have a materially adverse impact on our reputation, business operations and our financial condition or results of operations.
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
Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions, high levels of unemployment, health pandemics (such as the impact of the current COVID-19 coronavirus pandemic, including reduced store traffic and widespread temporary closures of retail locations), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, tax rates and general uncertainty regarding the overall future economic environment. To date, COVID-19 and related restrictions and mitigation measures have negatively impacted the global economy and created significant volatility and disruption of financial markets. While the duration and severity of the economic impact of COVID-19 is unknown, any recession, depression or general downturn in the global economy could negatively affect consumer confidence and discretionary spending. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
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
There could be changes in economic conditions in the United Kingdom ("UK") or European Union ("EU"), including due to the UK's withdrawal from the EU, foreign currency exchange rates, and consumer markets. Our business could be adversely affected by these changes, including by additional duties on the importation of our products into the UK from the EU and as a result of shipping delays or congestion.
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
Current economic and political conditions make tax rules in any jurisdiction, including the United States and Canada, subject to significant change. Changes in applicable U.S., Canadian, or other international tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act and in 2020 with the passage of the Coronavirus Aid, Relief, and Economic Security Act.
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
The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as a foreign currency translation adjustment in accumulated other comprehensive income or loss within stockholders' equity.
We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in foreign currency exchange rates and may be impacted for the foreseeable future. The potential impact of currency fluctuation increases as our international expansion increases.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the second quarter of 2021 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 3, 2021 - May 30, 2021	126,219	$319.68	126,219	$375,825,940
May 31, 2021 - July 4, 2021	309,725	337.80	309,725	271,201,714
July 5, 2021 - August 1, 2021	69,573	375.15	69,573	245,101,151
Total	505,517		505,517
__________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of 2021.
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
The following table provides information regarding our purchases of shares of our common stock during the second quarter of 2021 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 3, 2021 - May 30, 2021	5,867	$322.47	5,867	4,634,074
May 31, 2021 - July 4, 2021	5,485	350.88	5,485	4,628,589
July 5, 2021 - August 1, 2021	4,856	389.34	4,856	4,623,733
Total	16,208		16,208
__________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of 2021.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2021, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: September 8, 2021

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2021, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

*	Furnished herewith.