Form 10-Q
period 2021-10-31
lululemon athletica inc.
filed 2021-12-09
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 2, 2021, there were 124,090,903 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
At December 2, 2021, there were outstanding 5,203,012 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at December 2, 2021, the registrant had outstanding 5,203,012 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	October 31, 2021	January 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$993,591	$1,150,517
Accounts receivable	75,343	62,399
Inventories	943,900	647,230
Prepaid and receivable income taxes	140,582	139,126
Prepaid expenses and other current assets	157,878	125,107
	2,311,294	2,124,379
Property and equipment, net	876,489	745,687
Right-of-use lease assets	789,381	734,835
Goodwill	387,065	386,877
Intangible assets, net	73,494	80,080
Deferred income tax assets	6,804	6,731
Other non-current assets	127,480	106,626
	$4,572,007	$4,185,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$227,067	$172,246
Accrued inventory liabilities	10,038	14,956
Other accrued liabilities	314,394	211,911
Accrued compensation and related expenses	181,863	130,171
Current lease liabilities	175,445	166,091
Current income taxes payable	43,199	8,357
Unredeemed gift card liability	137,656	155,848
Other current liabilities	28,358	23,598
	1,118,020	883,178
Non-current lease liabilities	684,460	632,590
Non-current income taxes payable	38,073	43,150
Deferred income tax liabilities	60,374	58,755
Other non-current liabilities	12,625	8,976
	1,913,552	1,626,649
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 124,135 and 125,150 issued and outstanding	621	626
Additional paid-in capital	406,413	388,667
Retained earnings	2,398,186	2,346,428
Accumulated other comprehensive loss	(146,765)	(177,155)
	2,658,455	2,558,566
	$4,572,007	$4,185,215
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net revenue	$1,450,421	$1,117,426	$4,127,504	$2,672,330
Cost of goods sold	621,028	490,072	1,755,111	1,221,073
Gross profit	829,393	627,354	2,372,393	1,451,257
Selling, general and administrative expenses	545,124	411,708	1,583,075	1,064,172
Amortization of intangible assets	2,195	2,195	6,585	2,965
Acquisition-related expenses	24,127	8,531	39,934	22,040
Income from operations	257,947	204,920	742,799	362,080
Other income (expense), net	15	(580)	338	250
Income before income tax expense	257,962	204,340	743,137	362,330
Income tax expense	70,174	60,697	202,319	103,254
Net income	$187,788	$143,643	$540,818	$259,076

Other comprehensive income (loss):
Foreign currency translation adjustment	10,274	2,269	30,390	(4,035)
Comprehensive income	$198,062	$145,912	$571,208	$255,041

Basic earnings per share	$1.45	$1.10	$4.16	$1.99
Diluted earnings per share	$1.44	$1.10	$4.14	$1.98
Basic weighted-average number of shares outstanding	129,684	130,318	130,019	130,271
Diluted weighted-average number of shares outstanding	130,189	130,924	130,557	130,842
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended October 31, 2021
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of August 1, 2021	5,203	5,203	$—	124,644	$623	$381,737	$2,445,845	$(157,039)	$2,671,166
Net income							187,788		187,788
Foreign currency translation adjustment								10,274	10,274
Stock-based compensation expense						21,657			21,657
Common stock issued upon settlement of stock-based compensation				83	—	7,907			7,907
Shares withheld related to net share settlement of stock-based compensation				(9)	—	(3,914)			(3,914)
Repurchase of common stock				(583)	(2)	(974)	(235,447)		(236,423)
Balance as of October 31, 2021	5,203	5,203	$—	124,135	$621	$406,413	$2,398,186	$(146,765)	$2,658,455

	Quarter Ended November 1, 2020
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of August 2, 2020	5,393	5,393	$—	124,917	$625	$358,414	$1,872,948	$(230,885)	$2,001,102
Net income							143,643		143,643
Foreign currency translation adjustment								2,269	2,269
Common stock issued upon exchange of exchangeable shares	(177)	(177)	—	177	1	(1)			—
Stock-based compensation expense						15,186			15,186
Common stock issued upon settlement of stock-based compensation				30	1	1,678			1,679
Shares withheld related to net share settlement of stock-based compensation				(3)	(1)	(925)			(926)
Balance as of November 1, 2020	5,216	5,216	$—	125,121	$626	$374,352	$2,016,591	$(228,616)	$2,162,953

	Three Quarters Ended October 31, 2021
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 31, 2021	5,203	5,203	$—	125,150	$626	$388,667	$2,346,428	$(177,155)	$2,558,566
Net income							540,818		540,818
Foreign currency translation adjustment								30,390	30,390
Stock-based compensation expense						51,878			51,878
Common stock issued upon settlement of stock-based compensation				495	2	17,618			17,620
Shares withheld related to net share settlement of stock-based compensation				(152)	(1)	(49,480)			(49,481)
Repurchase of common stock				(1,358)	(6)	(2,270)	(489,060)		(491,336)
Balance as of October 31, 2021	5,203	5,203	$—	124,135	$621	$406,413	$2,398,186	$(146,765)	$2,658,455

	Three Quarters Ended November 1, 2020
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 2, 2020	6,227	6,227	$—	124,122	$621	$355,541	$1,820,637	$(224,581)	$1,952,218
Net income							259,076		259,076
Foreign currency translation adjustment								(4,035)	(4,035)
Common stock issued upon exchange of exchangeable shares	(1,011)	(1,011)	—	1,011	5	(5)			—
Stock-based compensation expense						37,098			37,098
Common stock issued upon settlement of stock-based compensation				515	3	14,139			14,142
Shares withheld related to net share settlement of stock-based compensation				(158)	(1)	(31,882)			(31,883)
Repurchase of common stock				(369)	(2)	(539)	(63,122)		(63,663)
Balance as of November 1, 2020	5,216	5,216	$—	125,121	$626	$374,352	$2,016,591	$(228,616)	$2,162,953
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Three Quarters Ended
	October 31, 2021	November 1, 2020
Cash flows from operating activities
Net income	$540,818	$259,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,086	133,209
Stock-based compensation expense	51,878	37,098
Settlement of derivatives not designated in a hedging relationship	30,427	(9,841)
Changes in operating assets and liabilities:
Inventories	(288,821)	(234,154)
Prepaid and receivable income taxes	(883)	(83,113)
Prepaid expenses and other current assets	(43,395)	(66,778)
Other non-current assets	(8,792)	(36,419)
Accounts payable	50,903	73,596
Accrued inventory liabilities	(5,253)	4,240
Other accrued liabilities	93,132	69,496
Accrued compensation and related expenses	50,437	(37,077)
Current and non-current income taxes payable	29,862	(25,611)
Unredeemed gift card liability	(18,969)	(15,624)
Right-of-use lease assets and current and non-current lease liabilities	6,318	6,577
Other current and non-current liabilities	8,376	10,729
Net cash provided by operating activities	658,124	85,404
Cash flows from investing activities
Purchase of property and equipment	(266,991)	(170,830)
Settlement of net investment hedges	(36,447)	5,867
Acquisition, net of cash acquired	—	(452,581)
Other investing activities	(10,000)	1,000
Net cash used in investing activities	(313,438)	(616,544)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	17,620	14,142
Shares withheld related to net share settlement of stock-based compensation	(49,481)	(31,883)
Repurchase of common stock	(491,336)	(63,663)
Net cash used in financing activities	(523,197)	(81,404)
Effect of foreign currency exchange rate changes on cash and cash equivalents	21,585	620
Decrease in cash and cash equivalents	(156,926)	(611,924)
Cash and cash equivalents, beginning of period	$1,150,517	$1,093,505
Cash and cash equivalents, end of period	$993,591	$481,581
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel and accessories, which are sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales from temporary locations, sales to wholesale accounts, and license and supply arrangements. The Company operates stores in the United States, Canada, the People's Republic of China ("PRC"), Australia, the United Kingdom, South Korea, Germany, New Zealand, Japan, Singapore, France, Malaysia, Sweden, Ireland, the Netherlands, Norway, and Switzerland. There were 552 and 521 company-operated stores as of October 31, 2021 and January 31, 2021, respectively.
On July 7, 2020, the Company acquired Curiouser Products Inc., dba MIRROR, ("MIRROR") which has been consolidated from the date of acquisition. MIRROR generates net revenue from the sale of in-home fitness equipment and associated content subscriptions. Please refer to Note 3. Acquisition for further information.
COVID-19 Pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") caused governments and public health officials to impose restrictions and recommend precautions to mitigate the spread of the virus.
The Company temporarily closed almost all of its retail locations for a significant portion of the first two quarters of fiscal 2020. While most of the Company's retail locations were open throughout the first three quarters of fiscal 2021, certain locations were temporarily closed based on government and health authority guidance.
During the third quarter and first three quarters of fiscal 2020, the Company recognized $1.4 million and $37.0 million, respectively, of government payroll subsidies as a reduction in selling, general, and administrative expenses. These subsidies partially offset the wages paid to employees while its retail locations were temporarily closed due to COVID-19. The Company did not recognize any payroll subsidies in the first three quarters of fiscal 2021.
Basis of presentation
The unaudited interim consolidated financial statements as of October 31, 2021 and for the quarters and three quarters ended October 31, 2021 and November 1, 2020 are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 31, 2021 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 31, 2021, which are included in Item 8 in the Company's fiscal 2020 Annual Report on Form 10-K filed with the SEC on March 30, 2021. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2020 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2021 will end on January 30, 2022 and will be a 52-week year. Fiscal 2020 was a 52-week year and ended on January 31, 2021. Fiscal 2021 and fiscal 2020 are referred to as "2021," and "2020," respectively. The first three quarters of 2021 and 2020 ended on October 31, 2021 and November 1, 2020, respectively.
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
Acquisition-related expenses
In connection with the acquisition, the Company recognized certain acquisition-related expenses which are expensed as incurred. These expenses are recognized within acquisition-related expenses in the consolidated statements of operations include the following amounts:
•acquisition-related compensation, including the partial acceleration of vesting of certain stock options, amounts due to selling shareholders and MIRROR employees that are contingent upon continuing employment;
•transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition; and
•gain recognized on the Company's existing investment in the acquiree as of the acquisition date.
The following table summarizes the acquisition-related expenses recognized:

	Third Quarter		First Three Quarters
	2021	2020	2021	2020
	(in thousands)
Acquisition-related expenses:
Transaction and integration costs	$328	$1,017	$1,859	$10,263
Gain on existing investment	—	—	—	(782)
Acquisition-related compensation	23,799	7,514	38,075	12,559
	$24,127	$8,531	$39,934	$22,040

Income tax effects of acquisition-related expenses	$(611)	$(896)	$(1,417)	$(2,862)
In connection with the acquisition, $2.9 million was recognized on the acquisition date for the partial acceleration of vesting of certain stock options held by MIRROR employees, and $57.1 million of consideration was deferred up to three years from the acquisition, subject to the continued employment of the recipients through various vesting dates. This acquisition-related compensation is expensed over the vesting periods as service is provided.

In September 2021, MIRROR's Chief Executive Officer transitioned into an advisory role with the Company. The remaining deferred consideration payable to this individual will be paid in July 2022. Due to the reduction in this individual's responsibilities, the compensation expense has been accelerated and was recognized in full during the third quarter of 2021.
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
As of October 31, 2021, aside from letters of credit of $3.1 million, there were no other borrowings outstanding under this facility.
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
The Company is also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.5:1 and to maintain the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) below 2:1. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of October 31, 2021, the Company was in compliance with the covenants of the credit facility.
Mainland China revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan and a financial guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of October 31, 2021, the Company was in compliance with the covenants and, aside from letters of credit of 3.5 million Chinese Yuan, there were no borrowings or guarantees outstanding under this credit facility.
Note 5. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $49.6 million and $41.9 million for the first three quarters of 2021 and 2020, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $108.9 million as of October 31, 2021, which is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the balances of the Company's stock-based compensation plans as of October 31, 2021, and changes during the first three quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance as of January 31, 2021	804	$139.27	199	$149.20	4	$299.09	275	$166.50	15	$328.68
Granted	191	308.96	136	181.56	4	327.22	120	327.82	—	—
Exercised/released	169	104.42	166	100.89	4	299.09	142	138.58	15	397.83
Forfeited/expired	28	195.67	5	212.34	—	—	17	231.34	—	—
Balance as of October 31, 2021	798	$185.23	164	$222.98	4	$327.22	236	$260.76	—	$—
Exercisable as of October 31, 2021	258	$126.62
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
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first three quarters of 2021:

First Three Quarters
2021
Expected term	3.75 years
Expected volatility	39.32%
Risk-free interest rate	0.50%
Dividend yield	—%
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the third quarter of 2021, there were 16.1 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $8.8 million and $6.7 million in the first three quarters of 2021 and 2020, respectively.
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of October 31, 2021 and January 31, 2021, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	October 31, 2021	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$416,778	$416,778	$—	$—	Cash and cash equivalents
Term deposits	219,367	—	219,367	—	Cash and cash equivalents
Forward currency contract assets	6,429	—	6,429	—	Prepaid expenses and other current assets
Forward currency contract liabilities	7,869	—	7,869	—	Other current liabilities

	January 31, 2021	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$671,817	$671,817	$—	$—	Cash and cash equivalents
Term deposits	183,015	—	183,015	—	Cash and cash equivalents
Forward currency contract assets	17,364	—	17,364	—	Prepaid expenses and other current assets
Forward currency contract liabilities	18,767	—	18,767	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first three quarters of 2021.
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
During the first three quarters of 2021, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of October 31, 2021, there were derivative assets of $6.4 million and derivative liabilities of $7.9 million subject to enforceable netting arrangements.

The notional amounts and fair values of forward currency contracts were as follows:

	October 31, 2021			January 31, 2021
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,185,000	$—	$6,472	$985,000	$—	$18,099
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,297,026	6,429	1,397	1,055,000	17,364	668
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$6,429	$7,869		$17,364	$18,767
The forward currency contracts designated as net investment hedges outstanding as of October 31, 2021 mature on different dates between November 2021 and May 2022.
The forward currency contracts not designated in a hedging relationship outstanding as of October 31, 2021 mature on different dates between November 2021 and May 2022.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Third Quarter		First Three Quarters
	2021	2020	2021	2020
	(In thousands)
Gains (losses) recognized in foreign currency translation adjustment:
Derivatives designated as net investment hedges	$(9,766)	$(7,391)	$(24,822)	$(3,863)
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Third Quarter		First Three Quarters
	2021	2020	2021	2020
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$(8,161)	$(3,627)	$(28,296)	$247
Derivatives not designated in a hedging relationship	6,511	3,823	18,758	(2,123)
Net foreign currency exchange and derivative gains (losses)	$(1,650)	$195	$(9,538)	$(1,876)
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

Note 8. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	Third Quarter		First Three Quarters
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Net income	$187,788	$143,643	$540,818	$259,076
Basic weighted-average number of shares outstanding	129,684	130,318	130,019	130,271
Assumed conversion of dilutive stock options and awards	505	606	538	571
Diluted weighted-average number of shares outstanding	130,189	130,924	130,557	130,842
Basic earnings per share	$1.45	$1.10	$4.16	$1.99
Diluted earnings per share	$1.44	$1.10	$4.14	$1.98
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the first three quarters of 2021 and 2020, 48.0 thousand and 40.2 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On January 31, 2019, the Company's board of directors approved a stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. On December 1, 2020, the Company's board of directors approved an increase in the remaining authorization of the existing stock repurchase program from $263.6 million to $500.0 million, and on October 1, 2021, it approved an increase in the remaining authorization from $141.2 million to $641.2 million. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. As of October 31, 2021, the remaining authorized value of shares available to be repurchased under this program was $508.7 million.
During the first three quarters of 2021 and 2020, 1.4 million and 0.4 million shares, respectively, were repurchased under the program at a total cost of $491.3 million and $63.7 million, respectively.
Subsequent to October 31, 2021, and up to December 2, 2021, 46.5 thousand shares were repurchased at a total cost of $21.5 million.
Note 9. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	October 31, 2021	January 31, 2021
	(In thousands)
Inventories:
Inventories, at cost	$989,137	$678,200
Provision to reduce inventories to net realizable value	(45,237)	(30,970)
	$943,900	$647,230

	October 31, 2021	January 31, 2021
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$131,852	$82,164
Forward currency contract assets	6,429	17,364
Other current assets	19,597	25,579
	$157,878	$125,107
Property and equipment, net:
Land	$76,527	$74,261
Buildings	31,506	30,870
Leasehold improvements	652,988	583,305
Furniture and fixtures	121,990	117,334
Computer hardware	131,427	116,239
Computer software	511,971	427,313
Equipment and vehicles	17,916	17,105
Work in progress	149,471	69,847
Property and equipment, gross	1,693,796	1,436,274
Accumulated depreciation	(817,307)	(690,587)
	$876,489	$745,687
Other non-current assets:
Cloud computing arrangement implementation costs	$84,934	$74,631
Security deposits	24,017	23,154
Other	18,529	8,841
	$127,480	$106,626
Other accrued liabilities
Accrued freight and other operating expenses	$187,773	$97,335
Accrued duty	24,871	17,404
Sales return allowances	30,414	32,560
Sales tax collected	17,583	15,246
Accrued capital expenditures	16,564	8,653
Forward currency contract liabilities	7,869	18,766
Accrued rent	13,909	8,559
Other	15,411	13,388
	$314,394	$211,911

Note 10. Segmented Information
The Company's segments are based on the financial information it uses in managing its business and comprise two reportable segments: (i) company-operated stores and (ii) direct to consumer. The remainder of its operations which includes outlets, temporary locations, sales to wholesale accounts, license and supply arrangements, and MIRROR are included within Other.

	Third Quarter		First Three Quarters
	2021	2020	2021	2020
	(In thousands)
Net revenue:
Company-operated stores	$707,160	$511,756	$1,938,864	$1,058,927
Direct to consumer	586,525	478,263	1,729,040	1,384,604
Other	156,736	127,407	459,600	228,799
	$1,450,421	$1,117,426	$4,127,504	$2,672,330
Segmented income from operations:
Company-operated stores	$180,700	$111,780	$464,844	$76,333
Direct to consumer	257,050	209,610	754,231	604,152
Other	27,450	1,304	64,196	3,622
	465,200	322,694	1,283,271	684,107
General corporate expense	180,931	107,048	493,953	297,022
Amortization of intangible assets	2,195	2,195	6,585	2,965
Acquisition-related expenses	24,127	8,531	39,934	22,040
Income from operations	257,947	204,920	742,799	362,080
Other income (expense), net	15	(580)	338	250
Income before income tax expense	$257,962	$204,340	$743,137	$362,330

Capital expenditures:
Company-operated stores	$65,665	$37,946	$112,886	$99,081
Direct to consumer	19,163	13,671	62,646	25,750
Corporate and other	37,669	14,490	91,459	45,999
	$122,497	$66,107	$266,991	$170,830
Depreciation and amortization:
Company-operated stores	$30,135	$26,334	$85,239	$73,925
Direct to consumer	8,084	4,103	20,668	9,715
Corporate and other	19,744	18,596	56,179	49,569
	$57,963	$49,033	$162,086	$133,209
Note 11. Net Revenue by Geography and Category
The following table disaggregates the Company's net revenue by geographic area.

	Third Quarter		First Three Quarters
	2021	2020	2021	2020
	(In thousands)
United States	$982,238	$775,576	$2,828,144	$1,830,845
Canada	244,061	181,376	628,292	428,531
Outside of North America	224,122	160,474	671,068	412,954
	$1,450,421	$1,117,426	$4,127,504	$2,672,330
The following table disaggregates the Company's net revenue by category. During the fourth quarter of 2020, the Company determined that a portion of certain sales returns which had been recorded within Other categories were more appropriately classified within Women's product and Men's product. Accordingly, comparative figures have been reclassified to conform to the current presentation.

	Third Quarter		First Three Quarters
	2021	2020	2021	2020
	(In thousands)
Women's product	$984,952	$787,402	$2,803,548	$1,912,227
Men's product	343,263	238,051	980,633	556,823
Other categories	122,206	91,973	343,323	203,280
	$1,450,421	$1,117,426	$4,127,504	$2,672,330
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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on March 30, 2021. Fiscal 2021 and fiscal 2020 are referred to as "2021," and "2020," respectively. The first three quarters of 2021 and 2020 ended on October 31, 2021 and November 1, 2020, respectively. Components of management's discussion and analysis of financial condition and results of operations include:
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
During the second quarter of 2020, we acquired Curiouser Products Inc., dba MIRROR. MIRROR is an in-home fitness company offering connected hardware and related software products and services, with an interactive workout platform that features live and on-demand classes. The acquisition of MIRROR bolsters our digital sweatlife offerings and brings immersive and personalized in-home sweat and mindfulness content to new and existing lululemon guests.
COVID-19 Update
COVID-19 continues to impact the global economy and cause disruption and volatility. It has caused governments and public health officials to impose restrictions and recommend precautions to mitigate the spread of the virus. We believe we will continue to experience differing levels of disruption and volatility, market by market.

While most of our retail locations were open throughout the first three quarters of fiscal 2021, certain locations were temporarily closed based on government and health authority guidance. We continue to operate with precautionary measures in place, as appropriate.
The pandemic has also impacted our product manufacturers and our distribution and logistics providers. There has been disruption in transportation and port congestion, an increase in freight costs, and we have increased our use of air freight. As a result of this disruption, certain inventory receipts have been delayed, and we expect this disruption and increased costs to continue at least through to the end of 2021.
Financial Highlights
For the third quarter of 2021, compared to the third quarter of 2020:
•Net revenue increased 30% to $1.5 billion. On a constant dollar basis, net revenue increased 28%.
•Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 27%. On a constant dollar basis, total comparable sales increased 26%.
–Comparable store sales increased 32% or increased 31% on a constant dollar basis.
–Direct to consumer net revenue increased 23% to 586.5 million, or increased 21% on a constant dollar basis.
•Gross profit increased 32% to $829.4 million.
•Gross margin increased 110 basis points to 57.2%.
•Income from operations increased 26% to $257.9 million.
•Operating margin decreased 50 basis points to 17.8%.
•Income tax expense increased 16% to $70.2 million. Our effective tax rate for the third quarter of 2021 was 27.2% compared to 29.7% for the third quarter of 2020.
•Diluted earnings per share were $1.44 compared to $1.10 in the third quarter of 2020. This includes $23.5 million and $7.6 million of after-tax costs related to the MIRROR acquisition in the third quarter of 2021 and 2020, respectively, which reduced diluted earnings per share by $0.18 and $0.06 in the third quarter of 2021 and 2020, respectively.
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

	Third Quarter
	2021	2020	2021	2020
	(In thousands)		(Percentage of net revenue)
Net revenue	$1,450,421	$1,117,426	100.0%	100.0%
Cost of goods sold	621,028	490,072	42.8	43.9
Gross profit	829,393	627,354	57.2	56.1
Selling, general and administrative expenses	545,124	411,708	37.6	36.8
Amortization of intangible assets	2,195	2,195	0.2	0.2
Acquisition-related expenses	24,127	8,531	1.7	0.8
Income from operations	257,947	204,920	17.8	18.3
Other income (expense), net	15	(580)	—	(0.1)
Income before income tax expense	257,962	204,340	17.8	18.3
Income tax expense	70,174	60,697	4.8	5.4
Net income	$187,788	$143,643	12.9%	12.9%
Net Revenue
Net revenue increased $333.0 million, or 30%, to $1.5 billion for the third quarter of 2021 from $1.1 billion for the third quarter of 2020. On a constant dollar basis, assuming the average foreign currency exchange rates for the third quarter of 2021 remained constant with the average foreign currency exchange rates for the third quarter of 2020, net revenue increased $313.6 million, or 28%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from increased comparable store sales and new company-operated stores. Direct to consumer net revenue and other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 27% for the third quarter of 2021 compared to the third quarter of 2020. Total comparable sales increased 26% on a constant dollar basis.
Net revenue for the third quarter of 2021 and 2020 is summarized below.

	Third Quarter
	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentages)
Company-operated stores	$707,160	$511,756	48.8%	45.8%	$195,404	38.2%
Direct to consumer	586,525	478,263	40.4	42.8	108,262	22.6
Other	156,736	127,407	10.8	11.4	29,329	23.0
Net revenue	$1,450,421	$1,117,426	100.0%	100.0%	$332,995	29.8%
Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by increased comparable store sales. Comparable store sales increased 32%, or increased 31% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, partially due to most of our stores having reduced operating hours and occupancy restrictions for the third quarter of 2020 as a result of COVID-19. Net revenue from company-operated stores that we opened or significantly expanded since the third quarter of 2020 contributed $37.5 million to the increase in net revenue from our company-operated stores. We opened 37 net new company-operated stores since the third quarter of 2020, including 25 stores in Asia Pacific, nine stores in North America, and three stores in Europe.
Direct to Consumer. Direct to consumer net revenue increased 23%, and increased 21% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates.
Other. The increase in net revenue was primarily due to increased sales at our outlet and seasonal locations as a result of COVID-19 restrictions in place for the third quarter of 2020. An increase in the number of temporary locations, including seasonal and outlet stores, that were open during the third quarter of 2021 compared to the third quarter of 2020 also contributed to the increase in other net revenue. The increase in net revenue from our other retail locations was partially offset by a decrease in net revenue from MIRROR.
Gross Profit

	Third Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$829,393	$627,354	$202,039	32.2%

Gross margin	57.2%	56.1%	110 basis points
The increase in gross margin was primarily the result of:
•a decrease in occupancy and depreciation costs as a percentage of net revenue of 60 basis points, driven primarily by the increase in net revenue;
•a favorable impact of foreign currency exchange rates of 30 basis points; and
•an increase in product margin of 20 basis points, primarily due to lower markdowns, partially offset by higher air freight costs as a result of COVID impacts on supply chain.
Selling, General and Administrative Expenses

	Third Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$545,124	$411,708	$133,416	32.4%

Selling, general and administrative expenses as a percentage of net revenue	37.6%	36.8%	80 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $88.4 million, comprised of:
–an increase in costs of $55.6 million primarily due to an increase in brand and community costs, professional fees, and information technology costs; and
–an increase in employee costs of $32.8 million primarily due to an increase in salaries and wages expense and incentive compensation, primarily as a result of headcount growth;
•an increase in costs related to our operating channels of $43.2 million, comprised of:
–an increase in employee costs of $37.8 million primarily due to an increase in salaries and wages expense and incentive compensation in our company-operated stores and other retail locations, primarily from the growth in our business;
–an increase in variable costs of $11.1 million primarily due to an increase in credit card fees, distribution costs, and packaging costs, as a result of increased net revenue;
–an increase in operating costs of $3.7 million primarily due to an increase in depreciation and professional fees; and
–a decrease in brand and community costs of $9.4 million primarily due to a decrease in digital marketing expenses related to MIRROR;
•an increase in net foreign currency exchange and derivative revaluation losses of $1.8 million.

Amortization of intangible assets

	Third Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$2,195	$2,195	$—	—%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR during the second quarter of 2020.
Acquisition-related expenses

	Third Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$24,127	$8,531	$15,596	182.8%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $23.8 million and $7.5 million in the third quarter of 2021 and 2020, respectively. We also recognized transaction and integration related costs of $0.3 million and $1.0 million in the third quarter of 2021 and 2020, respectively.
Please refer to Note 3. Acquisition included in Item 1 of Part 1 of this report for information on the nature and recognition of acquisition-related compensation expenses.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses. Segmented income from operations is summarized below.

	Third Quarter
	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$180,700	$111,780	25.6%	21.8%	$68,920	61.7%
Direct to consumer	257,050	209,610	43.8	43.8	47,440	22.6
Other	27,450	1,304	17.5	1.0	26,146	n/a
	$465,200	$322,694			$142,506	44.2%
General corporate expense	180,931	107,048			73,883	69.0
Amortization of intangible assets	2,195	2,195			—	n/a
Acquisition-related expenses	24,127	8,531			15,596	182.8
Income from operations	$257,947	$204,920			$53,027	25.9%

Operating margin	17.8%	18.3%			(50) basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $110.0 million, driven by increased net revenue, as a result of increased comparable store sales, sales from new and significantly expanded stores, as well as higher gross margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher salaries and wages expense and higher incentive compensation as a result of growth in our business. Store operating costs increased primarily due to increases in packaging costs, credit card fees, and distribution costs, as a result of higher net revenue. Income from operations as a percentage of company-operated stores net revenue increased due to increased net revenue and gross margin, as well as leverage on selling, general and administrative expenses.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $69.0 million, driven by increased net revenue as a result of increased traffic and a higher dollar value per transaction. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher depreciation, digital marketing expenses, and employee costs, as well as higher variable operating costs, including distribution costs and credit card fees, as a result of higher net revenue. Income from operations as a percentage of direct to consumer net revenue was consistent for the third quarter of 2021, compared to the third quarter of 2020. The leverage on selling, general and administrative expenses was offset by lower gross margin.
Other. The increase in income from operations was primarily the result of increased gross profit of $23.0 million, driven by increased net revenue and higher gross margin. Selling, general and administrative expenses decreased, driven by decreases in digital marketing expenses and distribution costs related to MIRROR. These decreases were partially offset by increased salaries and wages and incentive compensation related to our other retail locations. Income from operations as a percentage of other net revenue increased primarily due leverage on selling, general and administrative expenses and due to higher gross margin.
General Corporate Expenses. The increase in general corporate expenses was primarily due to increased employee costs, primarily from the growth in our business, as well as increased brand and community costs, professional fees, information technology costs, and depreciation. An increase in net foreign currency exchange and derivative revaluation losses of $1.8 million also contributed to the increase in general corporate expenses.
Other Income (Expense), Net

	Third Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$15	$(580)	$595	(102.6)%
The increase in other income, net was primarily due to a decrease in expenses related to our credit facilities, including for the 364-day credit facility that was in place during 2020.
Income Tax Expense

	Third Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$70,174	$60,697	$9,477	15.6%

Effective tax rate	27.2%	29.7%	(250) basis points
The decrease in the effective tax rate was primarily due to a reduction in non-deductible expenses in international jurisdictions, a net increase in tax deductions related to stock-based compensation, and a reduction in adjustments upon filing of certain income tax returns. Certain non-deductible expenses related to the MIRROR acquisition increased the effective tax rate by 210 basis points in the third quarter of 2021 compared to 80 basis points in the third quarter of 2020.
Net Income

	Third Quarter
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$187,788	$143,643	$44,145	30.7%
The increase in net income was primarily due to an increase in gross profit of $202.0 million and an increase in other income (expense), net of $0.6 million, partially offset by an increase in selling, general and administrative expenses of $133.4 million, an increase in income tax expense of $9.5 million, and an increase in acquisition-related expenses of $15.6 million.

Year-to-Date Results of Operations: First Three Quarters Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Three Quarters
	2021	2020	2021	2020
	(In thousands)		(Percentages)
Net revenue	$4,127,504	$2,672,330	100.0%	100.0%
Cost of goods sold	1,755,111	1,221,073	42.5	45.7
Gross profit	2,372,393	1,451,257	57.5	54.3
Selling, general and administrative expenses	1,583,075	1,064,172	38.4	39.8
Amortization of intangible assets	6,585	2,965	0.2	0.1
Acquisition-related expenses	39,934	22,040	1.0	0.8
Income from operations	742,799	362,080	18.0	13.5
Other income (expense), net	338	250	—	—
Income before income tax expense	743,137	362,330	18.0	13.6
Income tax expense	202,319	103,254	4.9	3.9
Net income	$540,818	$259,076	13.1%	9.7%
Net Revenue
Net revenue increased $1.5 billion, or 54%, to $4.1 billion for the first three quarters of 2021 from $2.7 billion for the first three quarters of 2020. On a constant dollar basis, assuming the average foreign currency exchange rates for the first three quarters of 2021 remained constant with the average foreign currency exchange rates for the first three quarters of 2020, net revenue increased $1.4 billion, or 51%.
The increase in net revenue was primarily due to increased company-operated store net revenue, as a result of the temporary store closures and COVID operating restrictions that were in place during the first three quarters of fiscal 2020. Direct to consumer net revenue and other net revenue also increased.
Net revenue for the first three quarters of 2021 and 2020 is summarized below.

	First Three Quarters
	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentage)
Company-operated stores	$1,938,864	$1,058,927	47.0%	39.6%	$879,937	83.1%
Direct to consumer	1,729,040	1,384,604	41.9	51.8	344,436	25.0
Other	459,600	228,799	11.1	8.6	230,801	100.9
Net revenue	$4,127,504	$2,672,330	100.0%	100.0%	$1,455,174	54.5%
Company-Operated Stores. The increase in net revenue from our company-operated stores was primarily due to most of our stores being open for the entire first three quarters of 2021, while almost all were temporarily closed for a significant portion of the first two quarters of 2020, and open with reduced operating hours and occupancy restrictions for the third quarter of 2020 as a result of COVID-19. We opened 37 net new company-operated stores since the third quarter of 2020 which also contributed to the increase in net revenue, including 25 stores in Asia Pacific, nine stores in North America, and three stores in Europe.
Direct to Consumer. Direct to consumer net revenue increased 25%, and increased 22% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates. During the second quarter of 2020, we held an online warehouse sale in the United States and Canada which generated net revenue of $43.3 million. We did not hold any warehouse sales during the first three quarters of 2021.

Other. The increase in other net revenue was primarily due to most of our outlet and seasonal locations being open for the entire first three quarters of 2021, while almost all were temporarily closed for a significant portion of the first two quarters of 2020, and open with reduced operating hours and occupancy restrictions for the third quarter of 2020 as a result of COVID-19. Net revenue from MIRROR, which we acquired during the second quarter of 2020, as well as an increase in the number of temporary locations, including seasonal and outlet stores, that were open during the third quarter of 2021 compared to the third quarter of 2020 also contributed to the increase in other net revenue.
Gross Profit

	First Three Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$2,372,393	$1,451,257	$921,136	63.5%

Gross margin	57.5%	54.3%	320 basis points
The increase in gross margin was primarily the result of:
•a decrease in occupancy and depreciation costs as a percentage of net revenue of 220 basis points, driven primarily by the increase in net revenue;
•a decrease in costs related to our distribution centers and product departments as a percentage of net revenue of 70 basis points, driven primarily by the increase in net revenue; and
•a favorable impact of foreign currency exchange rates of 50 basis points.
The increase in gross margin was partially offset by a decrease in product margin of 20 basis points, primarily due to higher air freight costs as a result of COVID impacts on supply chain, partially offset by lower markdowns.
Selling, General and Administrative Expenses

	First Three Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,583,075	$1,064,172	$518,903	48.8%

Selling, general and administrative expenses as a percentage of net revenue	38.4%	39.8%	(140) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $242.3 million, comprised of:
–an increase in employee costs of $126.6 million primarily due to an increase in salaries and wages expense, incentive compensation, and benefit expenses in our company-operated store and other retail locations, primarily due to the increased number of hours worked as a result of COVID-19 impacts in 2020, as well as performance and growth in our business;
–an increase in variable costs of $63.0 million primarily due to an increase in distribution costs, credit card fees, and packaging expenses as a result of increased net revenue;
–an increase in brand and community costs of $35.9 million primarily due to an increase in digital marketing expenses; and
–an increase in other operating costs of $16.8 million primarily due to an increase in depreciation, information technology costs, and occupancy costs;

•an increase in head office costs of $232.4 million, comprised of:
–an increase in costs of $134.7 million primarily due to an increase in professional fees, brand and community costs, information technology costs, and depreciation; and
–an increase in employee costs of $97.7 million primarily due to an increase in salaries and wages expense, and incentive compensation, stock-based compensation expense, and employee benefit costs, primarily as a result of headcount growth,
•a decrease in government payroll subsidies of $36.5 million as no government payroll subsidies were recognized in the first three quarters of 2021; and
•an increase in net foreign currency exchange and derivative revaluation losses of $7.7 million.
Amortization of intangible assets

	First Three Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$6,585	$2,965	$3,620	122.1%
The increase in the amortization of intangible assets was the result of the amortization of intangible assets recognized upon the acquisition of MIRROR during the second quarter of 2020.
Acquisition-related expenses

	First Three Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$39,934	$22,040	$17,894	81.2%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $38.1 million and $12.6 million in the first three quarters of 2021 and 2020, respectively. We also recognized transaction and integration related costs of $1.9 million and $10.3 million in the first three quarters of 2021 and 2020, respectively. Acquisition related expenses in the first three quarters of 2020 were partially offset by a $0.8 million gain recognized on our existing investment.
Please refer to Note 3. Acquisition included in Item 1 of Part 1 of this report for information on the nature and recognition of acquisition-related compensation expenses.

Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses. Segmented income from operations is summarized below.

	First Three Quarters
	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$464,844	$76,333	24.0%	7.2%	$388,511	509%
Direct to consumer	754,231	604,152	43.6	43.6	150,079	24.8
Other	64,196	3,622	14.0	1.6	60,574	n/a
	$1,283,271	$684,107			$599,164	87.6%
General corporate expense	493,953	297,022			196,931	66.3
Amortization of intangible assets	6,585	2,965			3,620	n/a
Acquisition-related expenses	39,934	22,040			17,894	81.2
Income from operations	$742,799	$362,080			$380,719	105.1%

Operating margin	18.0%	13.5%			450 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $551.9 million, driven by higher gross margin and increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to the increased number of hours worked as a result of COVID-19 impacts in 2020, as well as performance and growth in our business, and store operating costs increased, primarily due to government payroll subsidies that were recognized during the first three quarters of 2020. No government payroll subsidies were recognized during the first three quarters of 2021. There were also increases in credit card fees, packaging costs, and distribution as a result of higher net revenue. Income from operations as a percentage of company-operated stores net revenue increased, primarily due to higher gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $233.2 million, driven by increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, and packaging, as a result of higher net revenue, as well as higher digital marketing expenses, depreciation, employee costs, and information technology costs. Income from operations as a percentage of direct to consumer net revenue was consistent for the first three quarters of 2021, compared to the first three quarters of 2020. The increase in gross margin was offset by deleverage on selling, general and administrative expenses.
Other. The increase in income from operations was primarily the result of increased gross profit of $136.1 million, driven by higher gross margin and increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, driven by MIRROR digital marketing expenses and professional fees. Higher overall salaries and wages expense, incentive compensation, and occupancy costs, as well as higher overall credit card fees and distribution costs as a result of higher net revenue also contributed to the increase in selling, general and administrative expenses. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses and a higher gross margin.
General Corporate Expense. The increase in general corporate expenses was primarily due to increased employee costs primarily from the growth in our business, as well as increased professional fees, brand and community costs, information technology costs, depreciation, and supplies costs. An increase in net foreign currency exchange and derivative revaluation losses of $7.7 million also contributed to the increase in general corporate expenses.

Other Income (Expense), Net

	First Three Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$338	$250	$88	35.2%
The increase in other income, net was primarily due to a decrease in expenses related to our credit facilities, including for the 364-day credit facility that was in place during 2020. This was partially offset by a decrease in interest income primarily due to lower interest rates.
Income Tax Expense

	First Three Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$202,319	$103,254	$99,065	95.9%

Effective tax rate	27.2%	28.5%	(130) basis points
The decrease in the effective tax rate was primarily due to a net increase in tax deductions related to stock-based compensation, and adjustments upon filing of certain income tax returns, partially offset by non-deductible expenses in international jurisdictions. Certain non-deductible expenses related to the MIRROR acquisition increased the effective tax rate by 120 basis points in the first three quarters of 2021 compared to 90 basis points in the first three quarters of 2020.
Net Income

	First Three Quarters
	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$540,818	$259,076	$281,742	108.7%
The increase in net income was primarily due to an increase in gross profit of $921.1 million, partially offset by an increase in selling, general and administrative expenses of $518.9 million, an increase in income tax expense of $99.1 million, an increase in acquisition-related expenses of $17.9 million, an increase in amortization of intangible assets of $3.6 million, and an increase in other income of $0.1 million.
Comparable Store Sales and Total Comparable Sales
We use comparable store sales to assess the performance of our existing stores as it allows us to monitor the performance of our business without the impact of recently opened or expanded stores. We use total comparable sales to evaluate the performance of our business from an omni-channel perspective. We therefore believe that investors would similarly find these metrics useful in assessing the performance of our business. However, as the temporary store closures from COVID-19 resulted in a significant number of stores being removed from our comparable store calculations during the first two quarters of 2020, we believe total comparable sales and comparable store sales on a year-to-date basis are not currently representative of the underlying trends of our business. We do not believe these year-to-date metrics are currently useful to investors in understanding performance, therefore we have not included these metrics in our discussion and analysis of results of operations. As most of our stores were open during the third quarter of fiscal 2020, and our comparable store base therefore included the majority of our stores, we have included total comparable sales and comparable store sales on a quarter-to-date basis in our discussion and analysis of results of operations.
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

Total comparable sales combines comparable store sales and direct to consumer net revenue.
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
Constant dollar changes in net revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	Third Quarter 2021		First Three Quarters 2021
	Net Revenue		Net Revenue
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change	$332,995	30%	$1,455,174	54%
Adjustments due to foreign currency exchange rate changes	(19,348)	(2)	(93,078)	(3)%
Change in constant dollars	$313,647	28%	$1,362,096	51%
Constant dollar changes in total comparable sales, comparable store sales, and direct to consumer net revenue
The below changes in total comparable sales, comparable store sales, and direct to consumer net revenue show the change compared to the corresponding period in the prior year. As the temporary closures from COVID-19 resulted in a significant number of stores being removed from our comparable store base during the first two quarters of 2020, total comparable sales and comparable store sales are only reported on a quarter-to-date basis.

	Third Quarter 2021			First Three Quarters 2021
	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue	Direct to Consumer Net Revenue
Change	27%	32%	23%	25%
Adjustments due to foreign currency exchange rate changes	(1)	(1)	(2)	(3)
Change in constant dollars	26%	31%	21%	22%
__________
(1)Total comparable sales includes comparable store sales and direct to consumer net revenue.
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
The following table includes certain measures of our liquidity:

October 31, 2021
(In thousands)
Cash and cash equivalents	$993,591
Working capital excluding cash and cash equivalents(1)	199,683
Capacity under committed revolving credit facility	396,852
__________
(1)Working capital is calculated as current assets of $2.3 billion less current liabilities of $1.1 billion.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Three Quarters
	2021	2020	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$658,124	$85,404	$572,720
Investing activities	(313,438)	(616,544)	303,106
Financing activities	(523,197)	(81,404)	(441,793)
Effect of foreign currency exchange rate changes on cash	21,585	620	20,965
Increase (decrease) in cash and cash equivalents	$(156,926)	$(611,924)	$454,998
Operating Activities
The increase in cash provided by operating activities was primarily as a result of:
•increased net income of $281.7 million;

•an increase in cash flows from the changes in operating assets and liabilities of $207.1 million. This increase was driven by changes in income taxes, accrued compensation, and prepaid expenses and other assets, partially offset by changes in inventories; and
•changes in adjusting items of $83.9 million, primarily driven by higher cash inflows related to derivatives not designated in a hedging relationship, as well as increased depreciation and stock-based compensation expenses.
Investing Activities
The decrease in cash used in investing activities was primarily due to the MIRROR acquisition in 2020, partially offset by increased capital expenditures and the settlement of net investment hedges. The increase in capital expenditures was primarily due to increased corporate expenditures driven by investment in information technology and business systems. There was also increased direct to consumer segment expenditures driven by investment in our distribution centers, as well as increased company-operated stores expenditures driven by opening new stores, remodeling or relocating certain stores, and ongoing store refurbishment.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in stock repurchases. Cash used in financing activities for the first three quarters of 2021 included $491.3 million to repurchase 1.4 million shares of our common stock compared to $63.7 million to repurchase 0.4 million shares for the first three quarters of 2020. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
Revolving Credit Facilities
North America revolving credit facility
During 2016, we obtained a $150.0 million committed and unsecured five-year revolving credit facility with major financial institutions. On June 6, 2018, we amended the credit agreement to provide for (i) an increase in the aggregate commitments under the revolving credit facility to $400.0 million, with an increase of the sub-limits for the issuance of letters of credit and extensions of swing line loans to $50.0 million for each, (ii) an increase in the option, subject to certain conditions, to request increases in commitments from $400.0 million to $600.0 million and (iii) an extension in the maturity of the facility from December 15, 2021 to June 6, 2023. Borrowings under the facility may be made in U.S. Dollars, Euros, Canadian Dollars, and in other currencies, subject to the lenders' approval. As of October 31, 2021, aside from letters of credit of $3.1 million, we had no other borrowings outstanding under this credit facility.
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
We are also required to maintain a consolidated rent-adjusted leverage ratio of not greater than 3.5:1 and to maintain the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) below 2:1. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). As of October 31, 2021, we were in compliance with the covenants of the credit facility.
Mainland China revolving credit facility
In December 2019, we entered into an uncommitted and unsecured 130.0 million Chinese Yuan revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan and a financial guarantee facility of up to 30.0 million Chinese Yuan, or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. We are required to comply with certain covenants. As of October 31, 2021, we were in compliance with the covenants and, aside from letters of credit of 3.5 million Chinese Yuan, we had no other borrowings or guarantees outstanding under this credit facility.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of October 31, 2021, letters of credit and letters of guarantee totaling $4.2 million had been issued, including $3.1 million under our committed revolving credit facility.
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

Operating Locations
Our company-operated stores by country as of October 31, 2021 and January 31, 2021 are summarized in the table below.

Number of company-operated stores by country	October 31, 2021	January 31, 2021
United States	322	315
Canada	62	62
People's Republic of China(1)	71	55
Australia	30	31
United Kingdom	17	16
South Korea	12	7
Germany	8	7
New Zealand	7	7
Japan	6	6
Singapore	5	4
France	3	3
Malaysia	2	2
Sweden	2	2
Ireland	2	1
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	552	521
__________
(1)Included within PRC as of October 31, 2021, were seven stores in Hong Kong, Special Administrative Region, three stores in Taiwan, and two stores in Macao, Special Administration Region. As of January 31, 2021, there were seven stores in Hong Kong, Special Administrative Region, two stores in Taiwan, and two stores in Macao, Special Administration Region.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of October 31, 2021, there were 14 licensed locations, including six in Mexico, six in the United Arab Emirates, one in Kuwait, and one in Qatar.
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
As of October 31, 2021, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign currency exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 7. Derivative Financial Instruments included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.

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
During the first three quarters of 2021, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $35.6 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first three quarters of 2020, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $6.7 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the foreign currency exchange rates in effect for the first three quarters of 2021 would have resulted in lower income from operations of approximately $12.3 million. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first three quarters of 2021. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign currency exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of October 31, 2021, aside from letters of credit of $3.1 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Inflation
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations for the third quarter and first three quarters of 2021, our business could be more affected by inflation in the future which could have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) at October 31, 2021. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, at October 31, 2021, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During 2020, we acquired MIRROR as part of our growth plan, which includes driving business through omni-guest experiences. The potential benefits of enhancing our digital and interactive capabilities and deepening our roots in the sweatlife might not be realized fully, if at all, or take longer than anticipated to achieve. Further, the expected synergies between lululemon and MIRROR, such as those related to our connections with our guests and communities as well as our store and direct to consumer infrastructure, may not materialize. A significant portion of the purchase price was allocated to goodwill and if our acquisition does not yield expected returns, we may be required to record impairment charges, which would adversely affect our results of operations.
Our management team has limited experience in addressing the challenges of integrating management teams, strategies, cultures, and organizations of two companies. This integration may divert the attention of management and cause additional expenses. Management also has limited experience outside of the retail industry, including with the specialized hardware and software sold and licensed by MIRROR. If MIRROR has inadequate or ineffective controls and procedures, our internal control over financial reporting could be adversely impacted. The acquisition may not be well received by the customers or employees of either company, and this could hurt our brand and result in the loss of key employees. If we are unable to successfully integrate MIRROR, including its people and technologies, or if integration takes longer than planned, we may not be able to manage operations efficiently, which could adversely affect our results of operations. The acquisition of MIRROR may also divert management time and other resources away from our existing business.
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
Our business is affected by seasonality, which could result in fluctuations in our operating results.
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. This seasonality, along with other factors that are beyond our control, including weather conditions and the effects of climate change, could adversely affect our business and cause our results of operations to fluctuate.
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
While we require our suppliers and manufacturers to comply with our Vendor Code of Ethics, which includes labor, health and safety, and environment standards, we do not control their operations. If suppliers or contractors do not comply with these standards or applicable laws or there is negative publicity regarding the production methods of any of our suppliers or manufacturers, even if unfounded or not specific to our supply chain, our reputation and sales could be adversely affected, we could be subject to legal liability, or could cause us to contract with alternative suppliers or manufacturing sources.

The fluctuating cost of raw materials could increase our cost of goods sold.
The fabrics used to make our products include synthetic fabrics whose raw materials include petroleum-based products. Our products also include silver and natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. Any and all of these factors may be exacerbated by global climate change. Price inflation and global supply chain disruption could cause raw material costs to increase and have an adverse effect on our future margins. Increases in the cost of raw materials, including petroleum or the prices we pay for silver and our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition, and cash flows.
If we encounter problems with our distribution system, our ability to deliver our products to the market and to meet guest expectations could be harmed.
We rely on our distribution facilities for substantially all of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means their operations may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In addition, our operations could also be interrupted by labor difficulties, pandemics (such as the COVID-19 pandemic), the impacts of climate change, extreme or severe weather conditions or by floods, fires, or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet guest expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies could be harmed.
Increasing labor costs and other factors associated with the production of our products in South Asia and South East Asia could increase the costs to produce our products.
A significant portion of our products are produced in South Asia and South East Asia and increases in the costs of labor and other costs of doing business in the countries in this area could significantly increase our costs to produce our products and could have a negative impact on our operations and earnings. Factors that could negatively affect our business include labor shortages and increases in labor costs, labor disputes, pandemics, the impacts of climate change, difficulties and additional costs in transporting products manufactured from these countries to our distribution centers and significant revaluation of the currencies used in these countries, which may result in an increase in the cost of producing products. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of "normal trade relations" status with any country in which our products are manufactured, could significantly increase our cost of products and harm our business.
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

In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements, such as those implemented in response to the COVID-19 pandemic, present additional operational risks to our information technology systems, including increased risks of cyber-attacks. Further, like other companies in the retail industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, but they may have an impact in the future.
Privacy and data protection laws increase our compliance burden.
We are subject to a variety of privacy and data protection laws and regulations that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, we are subject to significant compliance obligations under privacy laws such as the General Data Privacy Regulation ("GDPR") in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, the California Consumer Privacy Act ("CCPA"), and the Personal Information Protection Law (“PIPL”) in the PRC. Some privacy laws prohibit the transfer of personal information to certain other jurisdictions. We are subject to privacy and data protection audits or investigations by various government agencies. Our failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. Our efforts to comply with privacy laws may complicate our operations and add to our compliance costs. A significant privacy breach or failure or perceived failure by us or our third-party service providers to comply with privacy or data protection laws, regulations, policies or regulatory guidance might have a materially adverse impact on our reputation, business operations and our financial condition or results of operations.
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
Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the environmental, social and governance ("ESG") or “sustainability” practices of companies, including those associated with climate change. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted based on an assessment of our ESG practices. Any sustainability report that we publish or other sustainability disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us.
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
Repatriations from our Canadian subsidiaries are not subject to Canadian withholding taxes if such distributions are made as a return of capital. We have not accrued for any Canadian withholding taxes that could be payable on future repatriations from our Canadian subsidiaries because we believe the current net investment in our Canadian subsidiaries is expected to be indefinitely reinvested, or can be repatriated free of withholding tax. The extent to which future increases in the net assets of our Canadian subsidiaries can be repatriated free of withholding tax is dependent on, among other things, the amount of paid-up-capital in our Canadian subsidiaries and transactions undertaken by our exchangeable shareholders. As of October 31, 2021, we had 5.2 million exchangeable shares outstanding. If there are insufficient transactions by our exchangeable shareholders between now and the end of fiscal 2022, and our Canadian subsidiary continues to generate profits at historic rates, then it is likely that we will be unable to repatriate all of our fiscal 2022 Canadian earnings free of withholding tax. We would therefore accrue for Canadian withholding taxes, and our effective tax rate would increase as a result.
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
The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, the Market Supervision Administration Bureau in the PRC, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, any audits and inspections by governmental agencies related to these matters could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the third quarter of 2021 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 2, 2021 - August 29, 2021	42,034	$403.83	42,034	$228,126,659
August 30, 2021 - October 3, 2021	208,854	416.12	208,854	641,217,970
October 4, 2021 - October 31, 2021	331,591	399.68	331,591	508,688,821
Total	582,479		582,479
__________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of 2021.
(2)On January 31, 2019, our board of directors approved a stock repurchase program of up to $500 million of our common shares on the open market or in privately negotiated transactions. On December 1, 2020, our board of directors approved an increase in the remaining authorization of our existing stock repurchase program from $264 million to $500.0 million, and on October 1, 2021, it approved an increase in the remaining authorization from $141.2 million to $641.2 million. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors.

The following table provides information regarding our purchases of shares of our common stock during the third quarter of 2021 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 2, 2021 - August 29, 2021	4,311	$404.92	4,311	4,619,422
August 30, 2021 - October 3, 2021	7,081	401.61	7,081	4,612,341
October 4, 2021 - October 31, 2021	4,731	433.70	4,731	4,607,610
Total	16,123		16,123
__________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of 2021.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, effective September 20, 2021, between lululemon athletica inc. and Nicole Neuburger	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2021, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: December 9, 2021

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, effective September 20, 2021, between lululemon athletica inc. and Nicole Neuburger	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2021, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.