Form 10-K
period 2022-01-30
lululemon athletica inc.
filed 2022-03-29
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________

 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 30, 2021 was approximately $44,414,000,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 30, 2021. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors, and owners of 10% or more of the outstanding voting stock of the registrant on July 30, 2021.
Common Stock: At March 23, 2022 there were 122,710,357 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares: At March 23, 2022, there were outstanding 5,203,012 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 23, 2022, the registrant had outstanding 5,203,012 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
This annual report includes website addresses and references to additional materials found on those websites. These websites and materials are not incorporated by reference herein.
ITEM 1. BUSINESS
General
lululemon athletica inc. is principally a designer, distributor, and retailer of healthy lifestyle inspired athletic apparel and accessories. We have a vision to be the experiential brand that ignites a community of people through sweat, grow, and connect, which we call "living the sweatlife." Since our inception, we have fostered a distinctive corporate culture; we promote a set of core values in our business which include taking personal responsibility, nurturing entrepreneurial spirit, acting with honesty and courage, valuing connection and inclusion, and choosing to have fun. These core values attract passionate and motivated employees who are driven to achieve personal and professional goals, and share our purpose "to elevate the world by realizing the full potential within every one of us."
In this Annual Report on Form 10-K for the fiscal year ended January 30, 2022, lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon," "the Company," "we," "us," or "our." We refer to the fiscal year ended January 30, 2022 as "2021" and the fiscal year ended January 31, 2021 as "2020."
Components of this discussion of our business include:
•Our Products
•Our Market
•Our Segments
•Community-Based Marketing
•Product Design and Development
•Sourcing and Manufacturing
•Distribution Facilities
•Competition
•Seasonality
•Human Capital
•Intellectual Property
•Securities and Exchange Commission Filings
Our Products
Our healthy lifestyle inspired athletic apparel and accessories are marketed under the lululemon brand. We offer a comprehensive line of apparel and accessories. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other sweaty pursuits. We also offer a range of products designed for being On the Move, fitness-related accessories, and footwear. We expect to continue to broaden our merchandise offerings through expansion across these product areas.
Our design and development team continues to source technically advanced fabrics, with new feel and fit, and craft innovative functional features for our products. Through our vertical retail strategy and direct connection with our customers, whom we refer to as guests, we are able to collect feedback and incorporate unique performance and fashion needs into our design process. In this way, we believe we are better positioned to address the needs of our guests, helping us advance our product lines and differentiate us from the competition.
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
Although our largest customer group is made up of guests who shop our women's range, representing 67% of our 2021 net revenue, we also design a comprehensive men's line and have a targeted strategy in place. Revenue from men's range is growing as more guests discover the technical rigor and premium quality of our men's products, and are attracted by our distinctive brand.
North America is our largest market by geographical split, representing 85% of our 2021 net revenue. We are expanding internationally across the People's Republic of China ("PRC"), the rest of Asia Pacific, and Europe. We are expanding in these regions via a decentralized model, allowing for local community insight and consumer preference to inform our strategic expansion.
Our Segments
We primarily conduct our business through two channels: company-operated stores and direct to consumer.
We also operate outlets and temporary locations, conduct business through MIRROR, serve certain wholesale accounts, have license and supply arrangements, and hold warehouse sales from time to time. The financial results of these operations are disclosed in Other.

Company-Operated Stores
At the end of 2021, we operated 574 stores in 17 countries across the globe. In addition to being a venue to sell our products, our stores give us a direct connection to our guest, which we view as a valuable tool in helping us build our brand and product line. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls.

Number of company-operated stores by country	January 30, 2022	January 31, 2021
United States	324	315
People's Republic of China(1)	86	55
Canada	63	62
Australia	31	31
United Kingdom	17	16
South Korea	12	7
Germany	9	7
New Zealand	7	7
Japan	6	6
Singapore	6	4
France	3	3
Ireland	3	1
Malaysia	2	2
Sweden	2	2
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	574	521
__________
(1)PRC included nine stores in Hong Kong Special Administrative Region, five stores in Taiwan, and two stores in Macao Special Administration Region, as of January 30, 2022. As of January 31, 2021, there were seven stores in Hong Kong Special Administrative Region, two stores in Macao Special Administration Region, and two stores in Taiwan.
We opened 53 net new company-operated stores in 2021, including 43 net new stores outside of North America.
We perform ongoing evaluations of our portfolio of company-operated store locations. During 2021, we closed three of our lululemon branded company-operated stores. As we continue our evaluations we may, in the future, close or relocate additional company-operated stores.
In fiscal 2022, our new store growth will come primarily from company-operated store openings in Asia and in the United States. Our real estate strategy over the next several years will not only consist of opening new company-operated stores, but also in overall square footage growth through store expansions and relocations.
We believe that our innovative retail concept and guest experience contribute to the success of our stores. We use sales per square foot to assess the performance of our company-operated stores relative to their square footage. We believe that sales per square foot is useful in evaluating the performance of our company-operated stores. Our sales per square foot for 2021 was $1,443. As a significant number of our stores were temporarily closed due to COVID-19 during the first two quarters of 2020, we do not believe sales per square foot for 2020 is useful to investors in understanding performance, therefore we have not included this metric.
Sales per square foot is calculated using total net revenue from all company-operated stores divided by the average square footage of the stores during the year. In fiscal years with 53 weeks, the 53rd week of net revenue is excluded from the calculation of sales per square foot. The square footage of our company-operated stores includes all retail related space, storage areas, and administrative space used by the store employees. It excludes any space used for non-retail related activities. The sales per square foot metric we report may not be equivalent to similarly titled metrics reported by other companies.

Direct to Consumer
We believe that e-commerce is convenient for our core guest and enhances the image of our brand. Our direct to consumer channel also allows us to reach and serve guests in markets beyond where our physical retail locations are based. We believe this channel is effective in building brand awareness, especially in new markets.
We serve our guests via our e-commerce website www.lululemon.com, other country and region-specific websites, and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers or other retail locations.
We continue to evolve and integrate our digital and physical channels in order to enrich our interactions with our guests, and to provide an enhanced omni-channel experience.
Other
Our other operations primarily include:
•Outlets and warehouse sales - We utilize outlets as well as physical warehouse sales, which are held from time to time, to sell slow moving inventory and inventory from prior seasons at discounted prices. As of January 30, 2022, we operated 37 outlets, with the majority in North America.
•Temporary locations - Our temporary locations, including pop ups, are typically opened for a short period of time. We believe these retail locations enable us to serve guests during peak shopping periods in markets where we do not ordinarily have a physical location, or enable us to better serve our guest in markets where we see high demand at our existing locations.
•MIRROR - We offer in-home fitness through an interactive workout platform that allows our guests to subscribe for live and on-demand classes.
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
We have license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, and Mexico. We retain the rights to sell lululemon products through our e-commerce websites in these countries. Under these arrangements we supply the partners with lululemon products, training and other support. An extension to the initial term of the agreement for the Middle East was signed in 2020 and it extends the arrangement to December 2024. The initial term of the agreement for Mexico expires in November 2026. As of January 30, 2022, there were 14 licensed locations, including six in Mexico, six in the United Arab Emirates, one in Kuwait, and one in Qatar, which are not included in the above company-operated stores table.
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
We work with a group of approximately 41 vendors that manufacture our products, five of which produced 57% of our products in 2021, with the largest manufacturer producing 15%. During 2021, 40% of our products were manufactured in Vietnam, 17% in Cambodia, 11% in Sri Lanka, 7% in the PRC, including 2% in Taiwan, and the remainder in other regions.
We work with a group of approximately 65 suppliers to provide the fabrics for our products. In 2021, 56% of our fabrics were produced by our top five fabric suppliers, with the largest manufacturer producing 27%. During 2021, 48% of our fabrics originated from Taiwan, 19% from Mainland China, 11% from Sri Lanka, and the remainder from other regions.
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
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are generated in the fourth quarter of our fiscal year. For example, we generated approximately 44% and

56% of our full year operating profit during the fourth quarters of 2021 and 2020, respectively. Due to a significant number of our company-operated stores being temporarily closed due to COVID-19 during the first two quarters of 2020, we earned a higher proportion of our operating profit during the last two quarters of 2020 compared to 2021.
Human Capital
Our Impact Agenda sets out our social and environmental goals, commitments, and strategy across three pillars - Be Well, Be Planet, and Be Human. Details of our Impact Agenda and corresponding Impact Report can be found on our website (https://corporate.lululemon.com/our-impact).
The Be Human pillar of our Impact Agenda sets out our focus areas with respect to our human capital, including our employees and broader community:
•advancing a culture of Inclusion, Diversity, Equity, and Action (“IDEA”);
•empowering our employees through whole-person opportunities; and
•supporting the well-being of the people who make our products in our supply chain.
Advancing a culture of Inclusion, Diversity, Equity and Action
We continually endeavor to create an environment that is equitable, inclusive, and fosters personal growth.
Diversity and inclusion are key components of our culture and are fundamental to achieving our strategic priorities and future vision. The diversity of our teams and working in an inclusive culture enables increased employee engagement, better decision making, greater adaptability, creativity, and a deeper understanding of the communities we serve. We are proud that as of January 30, 2022, approximately 55% of our board of directors, 65% of our senior executive leadership team, and 50% of our vice presidents and above are women, while approximately 75% of our overall workforce are women.(1)
We maintain 100% gender pay equity within our entire global employee population, meaning equal pay for equal work across genders. We have achieved pay equity across all areas of diversity in the United States and are seeking, to the extent permitted under local law and regulation, to collect the data necessary to confirm complete pay equity globally.
We expect to invest at least $5 million annually to fund our global IDEA activities. These funds can further support the career progress of our diverse talent and increase access to internal opportunities and professional development. We offer all employees IDEA education, training, and guided conversations on a variety of topics, including anti-racism, anti-discrimination, and inclusive leadership behaviors. We aim to foster a culture of inclusion by making IDEA part of our everyday conversation, and frequently review our policies, programs, and practices to identify ways to be more inclusive and equitable.
Inclusive in our Impact Agenda is a goal to invest a total of $75.0 million to advance equity in well-being by 2025.
(1) While we track male and female genders, we acknowledge this is not fully encompassing of all gender identities.

Empowering our employees through whole-person opportunities
We believe that each of our approximately 29,000 people are key to the success of our business. We strive to foster a distinctive culture rooted in our core values that attracts and retains passionate and motivated employees who are driven to achieve personal and professional goals. We believe our people succeed because we create an environment that fosters growth and is diverse and equitable.
We assess our performance and identify opportunities for improvement through an annual employee engagement survey. In 2021, the participation rate was approximately 85% and our employee engagement score exceeded the retail industry average.(2) Our engagement score suggests our people are proud to work for lululemon, they are motivated to contribute to work that aligns with their purpose, and they recommend lululemon as a great place to work.
We understand that health and wealth programs need to offer choice at all stages of life. Our current offerings support our goal of becoming the number one place where people come to develop and grow as inclusive leaders. These offerings include, among other things:
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
As part of the competitive compensation we offer, we raised the minimum base pay for the majority of our store and Guest Education Center employees in North America during 2021.
Supporting the well-being of the people who make our products in our supply chain
We work with suppliers who share our values and collaborate as partners to uphold robust standards, address systemic challenges, and improve the well-being of people who make our products.
Our Vendor Code of Ethics outlines our commitment to respect human and labor rights, and to promote safe and fair working conditions for people in our supply chain. The code is based on international standards for workers' rights with regard to their employment, wages and working hours, occupational health and safety, access to confidential grievance mechanisms without retaliation, and environmental protection. Our finished goods and mill suppliers are assessed against the Vendor Code of Ethics prior to forming a business relationship, and regularly thereafter; we work with factories that can uphold our strict requirements.
(2) Based on an industry benchmark provided by the third party that administers this survey to our employees.

We have developed and implemented our Foreign Migrant Worker Standard, which outlines our expectations with respect to foreign migrant workers. This program was successfully executed in Taiwan in 2020 and based on lessons learned from this program, we are now expanding beyond Taiwan so that we can further support foreign migrant workers globally.
Our COVID-19 response
We closely monitor the changing landscape of COVID-19 so that we can make appropriate decisions to support and keep our people safe. Over the last two years, we have responded to the pandemic with a variety of measures from temporarily closing our stores to committing to pay protection for employees during the COVID-19 related closures. During 2020 we launched a hardship fund for employees, the We Stand Together Fund, and launched an Ambassador Relief Fund, and these continued in 2021.
We created a wide range of resiliency and connection sessions and tools to support our people during the pandemic and we made these resources available to our guests and the broader community.
As we continue to navigate the COVID-19 pandemic, we continue to prioritize the safety of our people and our guests. We are closely monitoring the situation in the markets and communities that we serve. We will temporarily close stores and restrict operations as necessary, based upon information from government and health officials.
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
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-K, the following risk factors should be considered in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected as a result of any of these risks.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. COVID-19 negatively impacted our business and operations in 2020. While conditions improved in 2021, the extent and duration of ongoing impacts remain uncertain.
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
The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed, or experience worker shortages. In particular, we have seen disruptions and delays in shipments, and we may see negative impacts to pricing of certain components of our products as a result of the COVID-19 pandemic.
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
We sell our products through a variety of channels, with a significant portion through traditional brick-and-mortar retail channels. The COVID-19 pandemic has shifted guest shopping preferences away from brick-and-mortar and towards digital platforms. As strong e-commerce channels emerge and develop, we are evolving towards an omni-channel approach to support the shopping behavior of our guests. This involves country and region-specific websites, social media, product notification emails, mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via our distribution centers, and online order fulfillment through stores. The diversion of sales from our company-operated stores could adversely impact our return on investment and could lead to impairment charges and store closures, including lease exit costs. We could have difficulty in recreating the in-store experience through direct channels. Our failure to successfully integrate our digital and physical channels and respond to these risks might adversely impact our business and results of operations, as well as damage our reputation and brands.
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
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in guest demand for our products or for products of our competitors, our failure to accurately forecast guest acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions (for example, because of unexpected effects on inventory supply and consumer demand caused by the current COVID-19 coronavirus pandemic), and weakening of economic conditions or consumer confidence in future economic conditions (for example, because of inflationary pressures, or because of sanctions, restrictions, and other responses related to geopolitical events). If we fail to accurately forecast guest demand, we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to guests.
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
We are dependent on technology systems to provide live and recorded classes to our customers with MIRROR subscriptions, to maintain its software, and to manage subscriptions. If we experience issues such as cybersecurity threats or actions, or interruptions or delays in our technology systems, the data privacy and overall experience of subscribers could be negatively impacted and could therefore damage our brand and adversely affect our results of operations.
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
We have expanded our operations rapidly since our inception in 1998 and our net revenue has increased from $40.7 million in fiscal 2004 to $6.3 billion in 2021. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
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
Our growth will largely depend on our ability to successfully open and operate new stores. We may be unsuccessful in identifying new locations and markets where our technical athletic apparel and other products and brand image will be accepted. In addition, we may not be able to open or profitably operate new stores in existing, adjacent, or new markets due to the impact of COVID-19, political instability, inflationary pressures, or other economic conditions, which could have a material adverse effect on us.
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
Disruption of our supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises such as the ongoing COVID-19 pandemic, war, terrorism, product recalls, labor supply or stoppages, the financial or operational instability of key suppliers and carriers, changes in diplomatic or trade relationships (including any sanctions, restrictions, and other responses such as those related to current geopolitical events), or other reasons could impair our ability to distribute our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.
Our reliance on suppliers to provide fabrics for and to produce our products could cause problems if we experience a supply chain disruption and we are unable to secure additional suppliers of fabrics or other raw materials, or manufacturers of our end products.
The entire apparel industry, including our company, continues to face supply chain challenges as a result of economic uncertainty due to the impacts of COVID-19, political instability, inflationary pressures, and other factors, including reduced freight availability and increased costs, port disruption, manufacturing facility closures, and related labor shortages and other supply chain disruptions. We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a limited number of sources. We have no long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for fabrics, other raw materials, and production. The following statistics are based on cost.
We work with a group of approximately 41 vendors that manufacture our products, five of which produced 57% of our products in 2021. During 2021, the largest single manufacturer produced approximately 15% of our products. During 2021, approximately 40% of our products were manufactured in Vietnam, 17% in Cambodia, 11% in Sri Lanka, 7% in the PRC, including 2% in Taiwan, and the remainder in other regions.
We work with a group of approximately 65 suppliers to provide the fabrics for our products. In 2021, 56% of our fabrics were produced by our top five fabric suppliers, and the largest single manufacturer produced approximately 27% of fabric used. During 2021, approximately 48% of our fabrics originated from Taiwan, 19% from Mainland China, 11% from Sri Lanka, and the remainder from other regions.
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
Our supply of fabric or manufacture of our products could be disrupted or delayed by the impact of health pandemics, including the current COVID-19 pandemic, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions, as well as other economic or political conditions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. The receipt of inventory sourced from areas impacted by COVID-19 has been slowed or disrupted and our manufacturers may also face similar challenges in receiving fabric and fulfilling our orders. In addition, ocean freight capacity issues continue to persist worldwide as there is much greater demand for shipping and reduced capacity and equipment. Any delays, interruption, or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
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
The fabrics used to make our products include synthetic fabrics whose raw materials include petroleum-based products. Our products also include silver and natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. Any and all of these factors may be exacerbated by global climate change. In addition, ongoing impacts of the pandemic, political instability, trade relations, sanctions, price inflationary pressure, or other geopolitical or economic conditions could cause raw material costs to increase and have an adverse effect on our future margins. Increases in the cost of raw materials, including petroleum or the prices we pay for silver and our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition, and cash flows.
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
In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements, such as those implemented in response to the COVID-19 pandemic, present additional operational risks to our technology systems, including increased risks of cyber-attacks. Further, like other companies in the retail industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, but they may have an impact in the future.
Privacy and data protection laws increase our compliance burden.
We are subject to a variety of privacy and data protection laws and regulations that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, we are subject to significant compliance obligations under privacy laws such as the General Data Privacy Regulation ("GDPR") in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, the California Consumer Privacy Act ("CCPA") modified by the California Privacy Rights Act (“CPRA”), and the Personal Information Protection Law (“PIPL”) in the PRC. Some privacy laws prohibit the transfer of personal information to certain other jurisdictions. We are subject to privacy and data protection audits or investigations by various government agencies. Our failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. Our efforts to comply with privacy laws may complicate our operations and add to our compliance costs. A significant privacy breach or failure or perceived failure by us or our third-party service providers to comply with privacy or data protection laws, regulations, policies or regulatory guidance might have a materially adverse impact on our reputation, business operations and our financial condition or results of operations.
Disruption of our technology systems or unexpected network interruption could disrupt our business.
We are increasingly dependent on technology systems and third-parties to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. The failure of our technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. In addition, we have e-commerce websites in the United States, Canada, and internationally. Our technology systems, websites, and operations of third parties on whom we rely, may encounter damage or disruption or slowdown caused by a failure to successfully upgrade systems, system failures, viruses, computer "hackers", natural disasters, or other causes. These could cause information, including data related to guest orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of products to our stores and guests or lost sales, which could reduce demand for our products and cause our sales to decline. The concentration of our primary offices, two of our distribution centers, and a number of our stores along the west coast of North America could amplify the impact of a natural disaster occurring in that area to our business, including to our technology systems. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose guests. We have limited back-up systems and redundancies, and our technology systems and websites have experienced system failures and electrical outages in the past which have disrupted our operations. Any significant disruption in our technology systems or websites could harm our reputation and credibility, and could have a material adverse effect on our business, financial condition, and results of operations.
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
Risks related to global economic, political, and regulatory conditions
An economic recession, depression, downturn, periods of inflation, or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.
Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions, high levels of unemployment, health pandemics (such as the impact of the current COVID-19 coronavirus pandemic, including reduced store traffic and widespread temporary closures of retail locations), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment. Global economic conditions are uncertain and volatile, due in part to the impacts of COVID-19 and related restrictions and mitigation measures, the potential impacts of increasing inflation in the United States (our largest market), the potential impacts of geopolitical uncertainties, and any potential sanctions, restrictions or responses to those conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
Global economic and political conditions and global events such as health pandemics could adversely impact our results of operations.
Uncertain or challenging global economic and political conditions could impact our performance, including our ability to successfully expand internationally. Global economic conditions could impact levels of consumer spending in the markets in which we operate, which could impact our sales and profitability. Political unrest, such as the turmoil related to current geopolitical events and the related sanctions, restrictions, or other responses, could negatively impact our guests and employees, reduce consumer spending, and adversely impact our business and results of operations. Health pandemics, such as the current COVID-19 coronavirus pandemic, and the related governmental, private sector and individual consumer responses could contribute to a recession, depression, or global economic downturn, reduce store traffic and consumer spending, result in temporary or permanent closures of retail locations, offices, and factories, and could negatively impact the flow of goods.
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
Repatriations from our Canadian subsidiaries are not subject to Canadian withholding taxes if such distributions are made as a return of capital. We have not accrued for any Canadian withholding taxes that could be payable on future repatriations from our Canadian subsidiaries because we believe the current net investment in our Canadian subsidiaries is expected to be indefinitely reinvested, or can be repatriated free of withholding tax. The extent to which future increases in the net assets of our Canadian subsidiaries can be repatriated free of withholding tax is dependent on, among other things, the amount of paid-up-capital in our Canadian subsidiaries and transactions undertaken by our exchangeable shareholders. As of January 30, 2022, we had 5.2 million exchangeable shares outstanding. If there are insufficient transactions by our exchangeable shareholders between now and the end of fiscal 2022, and our Canadian subsidiary continues to generate profits at historic rates, then it is likely that we will be unable to repatriate all of our fiscal 2022 Canadian earnings free of withholding tax. We would therefore accrue for Canadian withholding taxes, and our effective tax rate would increase as a result.
We and our subsidiaries engage in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect the accurate economic allocation of profit and that proper transfer pricing documentation is in place, the profit allocation and transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. At the end of 2020, our Advance Pricing Arrangement ("APA") with the Internal Revenue Service and the Canada Revenue Agency expired. This APA stipulated the allocation of certain profits between the U.S. and Canada. We are currently in the process of negotiating the renewal of this arrangement and the final agreed upon terms and conditions thereof could impact our effective tax rate.
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
The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, the State Administration for Market Regulation of the PRC, General Administration of Customs of the PRC, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, any audits and inspections by governmental agencies related to these matters could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.

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
The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income or loss within stockholders' equity.
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
We currently rely on a combination of patent, copyright, trademark, trade dress, trade secret, and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. The steps we take to protect our intellectual property rights may not be adequate to prevent infringement of these rights by others, including imitation of our products and misappropriation of our brand. In addition, any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable, or our intellectual property protection may be unavailable or limited in some international countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States or Canada, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished, and our competitive position may suffer.

Our trademarks, patents, and other proprietary rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.
Our success depends in large part on our brand image. We believe that our trademarks, patents, and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained some United States, Canada, and international trademark registrations and patents, and will continue to evaluate additional trademarks and patents as appropriate. However, some or all of these pending trademark or patent applications may not be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these applications or registrations. Additionally, we may face obstacles as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties, or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity, and financial condition to suffer.
We have been, and in the future may be, sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in our market, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in the fitness and technology industries. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party content, including music content, software, and other intellectual property rights may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market for fitness products and services grows and as we introduce new and updated products and offerings. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition, and operating results.
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
ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7.
The general location, use and approximate size of our principal owned properties as of January 30, 2022, are set forth below:

Location	Use	Approximate Square Feet
Columbus, OH	Distribution Center	310,000
Vancouver, BC	Executive and Administrative Offices	140,000
We lease non-retail properties in a number of locations globally. The general location, use, approximate size and lease renewal date of our principal non-retail leased properties as of January 30, 2022, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Toronto, ON	Distribution Center	250,000	September 2033
Toronto, ON	Distribution Center	255,000	May 2031
Sumner, WA	Distribution Center	150,000	July 2025
Delta, BC	Distribution Center	155,000	January 2031
During 2021, we entered into a new lease for an additional distribution center in Delta, British Columbia of approximately 370,000 square feet which is due to expire in 2037. We expect this distribution center to be operational in fiscal 2022.
During 2021, we entered into a new lease for a distribution center in Los Angeles, California of approximately 1,250,000 square feet which is due to expire in 2038. We expect this distribution center to be operational in fiscal 2023.

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
As of March 23, 2022, there were approximately 1,000 holders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 29, 2017 (the date of our fiscal year end five years ago) and January 30, 2022, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index, over the same period. This graph assumes the investment of $100 on January 29, 2017 at the closing sale price our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based on historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Bloomberg, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Comparison of Cumulative Total Stockholder Return
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
29-Jan-17
28-Jan-18
3-Feb-19
2-Feb-20
31-Jan-21
30-Jan-22
lululemon athletica inc.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	29-Jan-17	28-Jan-18	03-Feb-19	02-Feb-20	31-Jan-21	30-Jan-22
lululemon athletica inc.	$100.00	$118.35	$218.68	$358.26	$491.89	$472.78
S&P 500 Index	$100.00	$125.20	$117.95	$140.56	$161.86	$193.14
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$130.17	$114.68	$103.56	$99.21	$96.09

Issuer Purchase of Equity Securities
The following table provides information regarding our purchases of shares of our common stock during the fourth quarter of 2021 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2021 - November 28, 2021	38,385	$463.93	38,385	$490,880,706
November 29, 2021 - January 2, 2022	477,777	399.62	477,777	299,952,853
January 3, 2022 - January 30, 2022	327,428	343.62	327,428	187,441,452
Total	843,590		843,590
__________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2021.
(2)On January 31, 2019, our board of directors approved a stock repurchase program of up to $500.0 million of our common shares on the open market or in privately negotiated transactions. On December 1, 2020, our board of directors approved an increase in the remaining authorization of our existing stock repurchase program from $263.6 million to $500.0 million, and on October 1, 2021, it approved an increase in the remaining authorization from $141.2 million to $641.2 million. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors.

The following table summarizes purchases of shares of our common stock during the fourth quarter of 2021 related to our Employee Share Purchase Plan (ESPP):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2021 - November 28, 2021	4,176	$459.22	4,176	4,603,434
November 29, 2021 - January 2, 2022	5,579	402.14	5,579	4,597,855
January 3, 2022 - January 30, 2022	6,203	335.68	6,203	4,591,652
Total	15,958		15,958
___________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2021.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Components of management's discussion and analysis of financial condition and results of operations include:
•Overview - The Power of Three
•Financial Highlights
•Results of Operations
•Comparison of 2021 to 2020
•Comparable Store Sales and Total Comparable Sales
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Liquidity Outlook
•Contractual Obligations and Commitments
•Critical Accounting Policies and Estimates
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2021 and 2020 were each 52-week years.
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
Overview - The Power of Three
In 2021, we continued to execute against our Power of Three growth plan. We have achieved some of our key growth goals under this plan two years ahead of schedule. These include generating $6 billion in net revenue, doubling our men's net revenue relative to fiscal 2018, and doubling our e-commerce net revenue relative to fiscal 2018 (which we achieved in 2020). We have seen the trends that we believe have fueled our business over the last few years continue. These include the desire to live an active and healthy lifestyle, the desire to be part of a diverse and inclusive community, and the desire to achieve wellness, both physically and mentally.
We achieved these goals while strategically managing a number of challenges related to the COVID-19 environment, including stores closures, capacity constraints, and challenges across our supply chain including certain supplier factory closures, port slowdowns, and reduced air freight capacity.
Product Innovation
Our lens for product development and innovation continues to be what we refer to as the Science of Feel. In 2021, we continued to bring technical innovations to our guests including expanding our Yoga offering with the launch of our Instill franchise, made from our SmoothCover fabric; we continued to build out our high support bra offerings with the launch of the Air Support bra, our most tested bra to date, which took five years to research and develop and is made from our Ultralu fabric; and for men we launched the versatile License to Train short, made from our High Impact Swift Pique fabric and further built out our On The Move offering with the Bowline bottom. We are also particularly proud of our multi-year collaboration with the Canadian Olympic Committee and Paralympic Committee. This collaboration allows us to showcase the lululemon brand and our technical expertise within apparel on the world stage; and we believe it is a compelling platform that we can leverage to continue to grow our brand presence both inside and outside of Canada.
Omni Guest Experience
We continue to see benefits from our omni business model and in 2021, net revenue in our company-operated store channel increased 70% and our e-commerce business increased 22%. We engaged with our guests both in real life (where and when it was safe to do so) and virtually. In our digital business, we continued to see the benefits of the investments we have made over the last several years, while we continue to invest in our websites and mobile apps as we work to elevate the guest experience. In 2021, we continued to make foundational investments which included expanding our accepted payment methods, improving our storytelling, making search more predictive, and making the checkout process more seamless. When looking at MIRROR, we continue to focus on strategies and initiatives which we believe will allow us to build our community and increase guest loyalty. These include setting up MIRROR shop-in-shops in approximately 200 stores in North America, including launching in Canada, and continuing to enhance the offering with new classes and connected accessories.
Market Expansion
We continued to expand our presence both in North America and in our international markets. During 2021, we opened 53 net new company-operated stores, including 31 stores in the PRC, seven stores in the rest of Asia Pacific, 10 stores in North America, and five stores in Europe.
In 2021, our net revenue in North America increased 40%. In our international markets, we saw revenue growth of 53%, which keeps us on track with our goal to quadruple the business from 2018 levels by 2023.
COVID-19 Update
COVID-19 continues to impact the global economy and cause disruption and volatility. While most of our retail locations were open throughout 2021, certain locations were temporarily closed based on government and health authority guidance. We believe we will continue to experience differing levels of disruption and volatility, market by market. The pandemic has also impacted our product manufacturers and our distribution and logistics providers. There has been disruption in transportation and port congestion, an increase in freight costs, and we have increased our use of air freight. We expect this disruption and increased costs to continue throughout fiscal 2022.
Financial Highlights
The summary below compares 2021 to 2020:
•Net revenue increased 42% to $6.3 billion. On a constant dollar basis, net revenue increased 40%.
•Company-operated stores net revenue increased 70% to $2.8 billion.
•Direct to consumer net revenue increased 22% to $2.8 billion, or increased 20% on a constant dollar basis.
•Gross profit increased 46% to $3.6 billion.
•Gross margin increased 170 basis points to 57.7%.
•Acquisition-related expenses of $41.4 million were recognized in 2021 compared to $29.8 million in 2020.
•Income from operations increased 63% to $1.3 billion.
•Operating margin increased 270 basis points to 21.3%.
•Income tax expense increased 56% to $358.5 million. Our effective tax rate for 2021 was 26.9% compared to 28.1% for 2020.
•Diluted earnings per share were $7.49 for 2021 compared to $4.50 in 2020. This includes $40.0 million and $26.7 million of after-tax costs related to the MIRROR acquisition in 2021 and 2020, respectively, which reduced diluted earnings per share by $0.30 and $0.20 in 2021 and 2020, respectively.
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between constant dollar changes in net revenue and direct to consumer net revenue, and the most directly comparable measures calculated in accordance with GAAP.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	2021	2020	2021	2020
	(In thousands)		(Percentage of revenue)
Net revenue	$6,256,617	$4,401,879	100.0%	100.0%
Cost of goods sold	2,648,052	1,937,888	42.3	44.0
Gross profit	3,608,565	2,463,991	57.7	56.0
Selling, general and administrative expenses	2,225,034	1,609,003	35.6	36.6
Amortization of intangible assets	8,782	5,160	0.1	0.1
Acquisition-related expenses	41,394	29,842	0.7	0.7
Income from operations	1,333,355	819,986	21.3	18.6
Other income (expense), net	514	(636)	—	—
Income before income tax expense	1,333,869	819,350	21.3	18.6
Income tax expense	358,547	230,437	5.7	5.2
Net income	$975,322	$588,913	15.6%	13.4%
Comparison of 2021 to 2020
Net Revenue
Net revenue increased $1.9 billion, or 42%, to $6.3 billion in 2021 from $4.4 billion in 2020. On a constant dollar basis, assuming the average foreign currency exchange rates in 2021 remained constant with the average foreign currency exchange rates in 2020, net revenue increased $1.8 billion, or 40%.
The increase in net revenue was primarily due to increased company-operated store net revenue, which was the result of more extensive temporary store closures and COVID-19 operating restrictions that were in place during 2020. Direct to consumer net revenue and other net revenue also increased.
Net revenue for 2021 and 2020 is summarized below.

	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentage of revenue)		(In thousands)	(Percentage)
Company-operated stores	$2,821,497	$1,658,807	45.1%	37.7%	$1,162,690	70.1%
Direct to consumer	2,777,944	2,284,068	44.4	51.9	493,876	21.6
Other	657,176	459,004	10.5	10.4	198,172	43.2
Net revenue	$6,256,617	$4,401,879	100.0%	100.0%	$1,854,738	42.1%
Company-Operated Stores. The increase in net revenue from our company-operated stores segment was primarily due to most of our stores being open throughout 2021, while almost all were temporarily closed for a significant portion of the first two quarters of 2020, and open with reduced operating hours and occupancy restrictions for the last two quarters of 2020 as a result of COVID-19.
During 2021, we opened 53 net new company-operated stores, including 38 stores in Asia Pacific, 10 stores in North America, and five stores in Europe.
Direct to Consumer. Direct to consumer net revenue increased 22%, and increased 20% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily the result of increased traffic and higher dollar value per transaction, partially offset by a decrease in conversion rates. During the second quarter of 2020, we held an online warehouse sale in the United States and Canada which generated net revenue of $43.3 million. We did not hold any warehouse sales during 2021.
Other. The increase in other net revenue was primarily due to most of our outlet and pop up locations being open throughout 2021, while almost all were temporarily closed for a significant portion of the first two quarters of 2020, and open with reduced operating hours and occupancy restrictions for the last two quarters of 2020 as a result of COVID-19. The increase in net revenue from our other retail locations was partially offset by a decrease in net revenue from MIRROR.

Gross Profit

	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$3,608,565	$2,463,991	$1,144,574	46.5%

Gross margin	57.7%	56.0%	170 basis points
The increase in gross margin was primarily the result of:
•a decrease in occupancy and depreciation costs as a percentage of net revenue of 130 basis points, driven primarily by the increase in net revenue;
•a decrease in costs related to our distribution centers and product departments as a percentage of net revenue of 30 basis points, driven primarily by the increase in net revenue; and
•a favorable impact of foreign currency exchange rates of 30 basis points.
The increase in gross margin was partially offset by a decrease in product margin of 20 basis points, primarily due to higher air freight costs as a result of global supply chain disruption, partially offset by lower markdowns.
Selling, General and Administrative Expenses

	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$2,225,034	$1,609,003	$616,031	38.3%

Selling, general and administrative expenses as a percentage of net revenue	35.6%	36.6%	(100) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $286.4 million, comprised of:
–an increase in employee costs of $150.8 million primarily due to an increase in salaries and wages expense and incentive compensation expenses in our company-operated store and other retail locations, primarily due to the increased number of hours worked as a result of COVID-19 impacts in 2020, and increased wage rates in 2021, as well as performance and growth in our business;
–an increase in variable costs of $78.1 million primarily due to an increase in distribution costs related to the growth in our direct to consumer net revenue, and an increase in credit card fees as a result of increased net revenue;
–an increase in brand and community costs of $37.6 million primarily due to an increase in digital marketing expenses; and
–an increase in other costs of $19.9 million primarily due to an increase in depreciation, professional fees, and technology costs;
•an increase in head office costs of $287.7 million, comprised of:
–an increase of $163.9 million primarily due to increases in professional fees, brand and community costs, technology costs, and other head office costs; and
–an increase in employee costs of $123.8 million primarily due to increased salaries and wages expense, and incentive compensation, stock-based compensation expense, and employee benefit costs;
•a decrease in government payroll subsidies of $36.5 million as no government payroll subsidies were recognized in 2021; and
•an increase in net foreign exchange and derivative revaluation losses of $5.3 million.

Amortization of Intangible Assets

	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$8,782	$5,160	$3,622	70.2%
The increase in the amortization of intangible assets was the result of the intangible assets recognized upon the acquisition of MIRROR during the second quarter of 2020.
Acquisition-Related Expenses

	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$41,394	$29,842	$11,552	38.7%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $38.4 million and $20.1 million in 2021 and 2020, respectively. We also recognized transaction and integration related costs of $3.0 million and $10.5 million in 2021 and 2020, respectively. Acquisition-related expenses in 2020 were partially offset by a $0.8 million gain that was recognized on our existing investment.
Please refer to Note 6. Acquisition included in Item 8 of Part II of this report for information on the nature and recognition of acquisition-related compensation expense.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses.
Segmented income from operations before general corporate expenses is summarized below.

	2021	2020	2021	2020	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$727,735	$212,592	25.8%	12.8%	$515,143	242.3%
Direct to consumer	1,216,496	1,029,102	43.8	45.1	187,394	18.2
Other	77,283	10,502	11.8	2.3	66,781	635.9
	$2,021,514	$1,252,196			$769,318	61.4%
General corporate expenses	637,983	397,208			240,775	60.6
Amortization of intangible assets	8,782	5,160			3,622	70.2
Acquisition-related expenses	41,394	29,842			11,552	38.7
Income from operations	$1,333,355	$819,986			$513,369	62.6%
Operating margin	21.3%	18.6%			270 basis points

Company-Operated Stores. The increase in income from operations from company-operated stores was primarily the result of increased gross profit of $712.8 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to leverage on fixed costs. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to the increased number of hours worked as a result of COVID-19 impacts in 2020, as well as increased wage rates in 2021, and performance and growth in our business. Store operating costs increased, primarily due to increases in credit card fees, packaging costs and distribution costs as a result of higher net revenue, and due to government payroll subsidies during 2020 that partially offset selling, general and administrative expenses. Income from operations as a percentage of company-operated stores net revenue increased, primarily due to higher gross margin and leverage on selling, general and administrative expenses.

Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $311.2 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to increased air freight and distribution center costs relative to net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs and credit card fees as a result of higher net revenue, as well as higher digital marketing expenses, depreciation, employee costs and technology costs. Income from operations as a percentage of direct to consumer net revenue has decreased primarily due to a decrease in gross margin and deleverage on selling, general and administrative expenses.
Other. The increase in income from operations was primarily the result of increased gross profit of $120.6 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, driven by higher overall salaries and wages expense, incentive compensation, MIRROR marketing expenses and professional fees. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses and a higher gross margin.
General Corporate Expenses. The increase in general corporate expenses was primarily the result of increases in employee costs primarily from the growth in our business, as well as increased professional fees, brand and community costs, technology costs, and supplies. An increase in net foreign exchange and derivative losses of $5.3 million also contributed to the increase in general corporate expense. We expect general corporate expenses to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our operations.
Other Income (Expense), Net

	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$514	$(636)	$1,150	(180.8)%
The increase in other income, net was primarily due to a decrease in expenses related to our credit facilities, including for the 364-day credit facility that was in place during 2020. This was partially offset by a decrease in interest income primarily due to lower interest rates. We did not have any borrowings on our revolving credit facilities during 2021 or 2020.
Income Tax Expense

	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$358,547	$230,437	$128,110	55.6%

Effective tax rate	26.9%	28.1%	(120) basis points
The decrease in the effective tax rate was primarily due to a net increase in tax deductions related to stock-based compensation, and adjustments upon filing of certain income tax returns, partially offset by non-deductible expenses in international jurisdictions. Certain non-deductible expenses related to the MIRROR acquisition increased the effective tax rate by 70 basis points in 2021 compared to 60 basis points in 2020.
Net Income

	2021	2020	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$975,322	$588,913	$386,409	65.6%
The increase in net income in 2021 was primarily due to an increase in gross profit of $1.1 billion, an increase in other income (expense), net of $1.2 million partially offset by an increase in selling, general and administrative expenses of $616.0 million, an increase in income tax expense of $128.1 million, an increase in acquisition-related expenses of $11.6 million, and an increase in amortization of intangible assets of $3.6 million.
Comparable Store Sales and Total Comparable Sales
We use comparable store sales to assess the performance of our existing stores as it allows us to monitor the performance of our business without the impact of recently opened or expanded stores. We use total comparable sales to evaluate the performance of our business from an omni-channel perspective. We believe investors would similarly find these metrics useful in assessing the performance of our business. However, as the temporary store closures from COVID-19 resulted in a significant number of stores being removed from our comparable store calculations during the first two quarters of 2020, we believe total comparable sales and comparable store sales on a full year basis are not currently representative of the underlying trends of our business. We do not believe these full year metrics are currently useful to investors in understanding performance, therefore we have not included these metrics in our discussion and analysis of results of operations. We did not provide comparable sales metrics that included the first two quarters during 2020 or 2021.
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
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	2021
	Net Revenue		Direct to Consumer Net Revenue
	(In thousands)	(Percentages)	(Percentages)
Change	$1,854,738	42%	22%
Adjustments due to foreign currency exchange rate changes	(95,494)	(2)	(2)
Change in constant dollars	$1,759,244	40%	20%
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations, and capacity under our committed revolving credit facility. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, investing in technology and making system enhancements, funding working capital requirements, and making other strategic capital investments both in North America and internationally. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions, as well as in money market funds and term deposits.

The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	2021	2020	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$1,389,108	$803,336	$585,772
Investing activities	(427,891)	(695,532)	267,641
Financing activities	(844,987)	(80,788)	(764,199)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,876)	29,996	(36,872)
Increase in cash and cash equivalents	$109,354	$57,012	$52,342
Operating Activities
The increase in cash provided by operating activities was primarily as a result of:
•increased net income of $386.4 million;
•an increase in cash flows from changes in operating assets and liabilities of $176.7 million. This increase was driven by changes in income taxes, accrued compensation, and accounts payable, partially offset by cash flows related to inventories; and
•changes in adjusting items of $22.7 million primarily related to an increase in depreciation and amortization, stock-based compensation, and higher cash inflows related to derivatives not designated in a hedging relationship, partially offset by changes in deferred income taxes.
Investing Activities
The decrease in cash used in investing activities was primarily due to the acquisition of MIRROR, net of cash acquired for $452.6 million during 2020. This was partially offset by an increase in capital expenditures.
Capital expenditures for our company-operated stores segment were $189.6 million and $134.2 million in 2021 and 2020, respectively. The capital expenditures for our company-operated stores segment in each period were primarily for the remodeling or relocation of certain stores, for opening new company-operated stores, and ongoing store refurbishment. The capital expenditures for our company-operated stores segment also included $47.1 million to open 56 company-operated stores and $41.0 million to open 40 company-operated stores, in 2021 and 2020 respectively. We expect to open approximately 70 new company-operated stores in 2022.
Capital expenditures for our direct to consumer segment were $81.7 million and $37.2 million in 2021 and 2020, respectively. The capital expenditures in 2021 were primarily related to our distribution centers as well as other technology infrastructure and system initiatives.
Capital expenditures related to corporate activities and other were $123.2 million and $57.8 million in 2021 and 2020, respectively. The capital expenditures in each fiscal year were primarily related to investments in technology and business systems, and for capital expenditures related to opening retail locations other than company-operated stores. The increase in capital expenditures for our corporate activities and other was partially due to more larger scale projects, this was partially offset by a continued shift to cloud computing in 2021. Implementation costs related to cloud service arrangements are recognized within other non-current assets in the consolidated balance sheets and the associated cash flows are included in operating activities.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in our stock repurchases. During 2021, 2.2 million shares were repurchased at a cost of $812.6 million. During 2020, 0.4 million shares were repurchased at a cost of $63.7 million. The other common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
Liquidity Outlook
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
The following table includes certain measures of our liquidity:

January 30, 2022
(In thousands)
Cash and cash equivalents	$1,259,871
Working capital excluding cash and cash equivalents(1)	(50,352)
Capacity under committed revolving credit facility	396,976
__________
(1)Working capital is calculated as current assets of $2.6 billion less current liabilities of $1.4 billion.

Capital expenditures are expected to range between $600.0 million and $625.0 million in fiscal 2022.
Our current commitments with respect to inventory purchases are included within our purchase obligations outlined below. The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as at January 30, 2022 was $966.5 million, an increase of 49% from January 31, 2021. Increased air freight usage and cost has contributed to the increase in inventory. On a number of units basis, our inventory increased 33% compared to January 31, 2021. We expect that our inventory balance will continue to grow in fiscal 2022 and we expect the growth rate will exceed net revenue growth in fiscal 2022.
Our existing North America credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of January 30, 2022, aside from letters of credit of $3.0 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 11. Revolving Credit Facilities included in Item 8 of Part II of this report.
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
Purchase obligations. The amounts listed for purchase obligations in the table below represent agreements (including open purchase orders) to purchase products and for other expenditures in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, values are subject to change, such as for product purchases throughout the production process. The reported amounts exclude liabilities included in our consolidated balance sheets as of January 30, 2022.
One-time transition tax payable. The U.S. tax reforms enacted in December 2017 imposed a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax. The one-time transition tax is payable over eight years beginning in fiscal 2018. The one-time transition tax payable is net of foreign tax credits, and the table below outlines the expected payments due by fiscal year.
Deferred consideration. The amounts listed for deferred consideration in the table below represent expected future cash payments for certain continuing MIRROR employees, subject to the continued employment of those individuals up to three years from the acquisition date as outlined in Note 6. Acquisition included in Item 8 of Part II of this report.

The following table summarizes our contractual arrangements due by fiscal year as of January 30, 2022, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Total	2022	2023	2024	2025	2026	Thereafter
	(In thousands)
Operating leases (minimum rent)	$944,809	$210,956	$199,274	$177,606	$117,844	$72,586	$166,543
Purchase obligations	993,480	945,092	10,199	17,829	4,698	—	15,662
One-time transition tax payable	43,150	5,076	9,518	12,691	15,865	—	—
Deferred consideration	24,306	24,298	8	—	—	—	—
As of January 30, 2022, our operating lease commitments for distribution center operating leases which have been signed, but not yet commenced, was $379.7 million, which is not reflected in the table above.
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of January 30, 2022, letters of credit and letters of guarantee totaling $4.4 million had been issued, including $3.0 million under our committed revolving credit facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of significant judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements.
Our critical accounting policies, estimates, and judgements are as follows, and see Note 2. Summary of Significant Account Policies included in Item 8 of Part II for additional information:
Inventory provisions
Inventory is valued at the lower of cost and net realizable value. We periodically review our inventories and make a provision for obsolescence and goods that have quality issues or that are damaged. We record a provision at an amount that is equal to the difference between the inventory cost and its net realizable value. As of January 30, 2022 the net carrying value of our inventories was $966.5 million, which included provisions for obsolete and damaged inventory of $35.7 million. The provision is determined based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination.
Goodwill impairment assessment
Goodwill is tested annually for impairment on the first day of the fourth quarter, or more frequently if events or circumstances indicate it is more likely than not that an impairment may have occurred.
We have allocated $362.5 million of goodwill to the MIRROR reporting unit. As of November 1, 2021, we performed a quantitative impairment analysis of the MIRROR reporting unit and concluded that the fair value of the MIRROR reporting unit exceeded its carrying value, and no impairment has been recognized.
We used a discounted cash flow model to estimate the fair value, supplemented by market analysis, which indicated the fair value of MIRROR was at least 18% higher than its carrying value. The key assumptions of the fair value of the MIRROR reporting unit are the revenue growth rates, operating profit margins, and the discount rate. Our ability to generate expected cashflows is dependent on several factors including, but not limited to, trends in the Connected Fitness industry and the desire to exercise at home, our ability to attract new subscribers to grow the community, and to maintain a loyal subscriber base. The fair value of MIRROR is also dependent on the ability of MIRROR to leverage fixed costs and therefore achieve long term profitability. Declining cashflow trends compared to forecast, or other internal or external indicators, could cause us to conclude that impairment indicators exist, and goodwill may be impaired.
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
For the portion of our net investment in our Canadian subsidiaries that are not indefinitely reinvested, we have recorded a deferred tax liability for the taxes which would be due upon repatriation. For distributions made by our Canadian subsidiaries, the amount of tax payable is partially dependent on how the repatriation transactions are made. The deferred tax liability has been recorded on the basis that we would choose to make the repatriation transactions in the most tax efficient manner. Specifically, to the extent that the Canadian subsidiaries have sufficient paid-up-capital, any such distributions would be structured as a return of capital, rather than as a dividend, and would not be subject to Canadian withholding tax.
As of January 30, 2022, the paid-up-capital balance of the Canadian subsidiaries for tax purposes was $2.0 billion. The net investment in our Canadian subsidiaries was $2.5 billion, of which $1.1 billion was determined to be indefinitely reinvested. The Canadian subsidiaries have sufficient paid-up-capital such that we could choose to repatriate the portion of our net investment that is not indefinitely reinvested without paying Canadian withholding tax.
Deferred income tax liabilities of $3.8 million have been recognized in relation to the portion of our net investment in our Canadian subsidiaries that is not indefinitely reinvested, representing the U.S. state income taxes which would be due upon repatriation. The unrecognized deferred tax liability on the indefinitely reinvested amount is approximately $3.2 million.
In future periods, if the net investment in our Canadian subsidiaries exceeds their paid-up-capital balance, whether due to the accumulation of profits by these subsidiaries or due to a change in the amount that is indefinitely reinvested, we will record additional deferred tax liabilities for Canadian withholding taxes and our effective tax rate will increase. Absent any changes to paid-up-capital of our Canadian subsidiaries, or permanent re-investment amounts, we expect the effective tax rate to increase in fiscal 2022.
Contingencies
We are involved in legal proceedings regarding contractual and employment relationships and a variety of other matters. We record contingent liabilities when a loss is assessed to be probable and its amount is reasonably estimable. If it is reasonably possible that a material loss could occur through ongoing litigation, we provide disclosure in the footnotes to our financial statements. Assessing probability of loss and estimating the amount of probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third-party claimants and courts. Should we experience adverse court judgments or should negotiated outcomes differ to our expectations with respect to such ongoing litigation it could have a material adverse effect on our results of operations, financial position, and cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income or loss within stockholders' equity.
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
As of January 30, 2022, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign currency exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 15. Derivative Financial Instruments included in Item 8 of Part II of this report for further information, including details of the notional amounts outstanding.

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
•the following impacts to the consolidated balance sheets:
–an increase in the foreign currency translation adjustment which arises on the translation of our Canadian subsidiaries' balance sheets into U.S. dollars; and
–net investment hedge losses from derivative valuation losses on forward currency contracts, entered into as net investment hedges of a Canadian subsidiary.
During 2021, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $3.4 million increase in accumulated other comprehensive loss within stockholders' equity. During 2020, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $57.0 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the foreign currency exchange rates in effect for 2021 would have resulted in lower income from operations of approximately $16.2 million in 2021. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the fiscal year. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign currency exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 30, 2022, aside from letters of credit of $3.0 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. We do not believe these balances are subject to material interest rate risk.
Credit Risk. We have cash on deposit with various large, reputable financial institutions and have invested in AAA-rated money market funds. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. We are also exposed to credit-related losses in the event of nonperformance by the financial institutions that are counterparties to our forward currency contracts. The credit risk amount is our unrealized gains on our derivative instruments, based on foreign currency rates at the time of nonperformance. We have not experienced any losses related to these items, and we believe credit risk to be minimal. We seek to minimize our credit risk by entering into transactions with credit worthy and reputable financial institutions and by monitoring the credit standing of the financial institutions with whom we transact. We seek to limit the amount of exposure with any one counterparty.

Inflation
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. During 2021 our product margin was impacted by higher air freight costs compared to 2020 as a result of global supply chain disruption. Sustained air freight cost increases or other inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
lululemon athletica inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of lululemon athletica inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated balance sheets of lululemon athletica inc. and its subsidiaries (together, the Company) as of January 30, 2022 and January 31, 2021, and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for the 52-week years ended January 30, 2022, January 31, 2021, and February 2, 2020, including the related notes, appearing under Item 8 and the financial statement schedule appearing under Item15(a)(2) of the Company’s 2021 Annual Report on Form 10-K (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2022 and January 31, 2021, and the results of its operations and its cash flows for the 52-week years ended January 30, 2022, January 31, 2021 and February 2, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s 2021 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Inventory provision
As described in Notes 2 and 3 to the consolidated financial statements, inventories are valued at the lower of cost and net realizable value, and management records a provision as necessary to appropriately value inventories that are obsolete, have quality issues, or are damaged. Provision expense is recorded in cost of goods sold. As of January 30, 2022, the Company’s consolidated net inventories balance was $966.5 million, inclusive of the inventory provision of $38.0 million. The amount of the inventory provision is equal to the difference between the cost of the inventory and its estimated net realizable value based on assumptions about product quality, damages, future demand, selling prices, and market conditions.
The principal considerations for our determination that performing procedures relating to the inventory provision is a critical audit matter are the significant judgment by management in determining the estimated net realizable value of inventories that are obsolete, have quality issues, or are damaged, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the estimate.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the review of the provision including the assumptions used. These procedures also included, among others: (i) observing the physical condition of inventories during inventory counts; (ii) evaluating the appropriateness of management’s process for developing the estimates of net realizable value; (iii) testing the reliability of reports used by management by agreeing to underlying records; (iv) testing the reasonableness of the assumptions about quality, damages, future demand, selling prices and market conditions by considering historical trends and consistency with evidence obtained in other areas of the audit; and (v) corroborating the assumptions with individuals within the product team.
Goodwill Impairment Assessment – MIRROR Reporting Unit
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill balance allocated to the MIRROR reporting unit was $362.5 million as of January 30, 2022. Goodwill is tested annually for impairment on the first day of the fourth quarter, or more frequently when an event or circumstance indicates that goodwill might be impaired. Generally, management first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If factors indicate that this is the case, management then estimates the fair value of the related reporting unit. As of November 1, 2021, management performed a quantitative impairment analysis of the MIRROR reporting unit and concluded that the fair value of the MIRROR reporting unit exceeded its carrying value, and no impairment was recognized. The fair value of the MIRROR reporting unit was estimated by management by using a discounted cash flow model. The key assumptions used in the discounted cash flow model are the revenue growth rates, operating profit margins, and the discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the MIRROR reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s discounted cash flow model including the key assumptions related to the revenue growth rates, operating profit margins, and the discount rate; and (iii) the audit effort which involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's annual goodwill impairment assessment, including controls over the fair value estimate of the MIRROR reporting unit. These procedures also included, among others: (i) testing management's process for developing the fair value estimate; (ii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; (iii) and evaluating the reasonableness of the key assumptions used by management related to the revenue growth rates, operating profit margins, and the discount rate. Evaluating the reasonableness of the revenue growth rates and operating profit margins involved considering (i) the current and past performance of the reporting unit; (ii) the performance of peer companies; (iii) the consistency with economic and industry forecasts; and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, Canada
March 29, 2022

We have served as the Company's auditor since 2006.

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	January 30, 2022	January 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,259,871	$1,150,517
Accounts receivable	77,001	62,399
Inventories	966,481	647,230
Prepaid and receivable income taxes	118,928	139,126
Prepaid expenses and other current assets	192,572	125,107
	2,614,853	2,124,379
Property and equipment, net	927,710	745,687
Right-of-use lease assets	803,543	734,835
Goodwill	386,880	386,877
Intangible assets, net	71,299	80,080
Deferred income tax assets	6,091	6,731
Other non-current assets	132,102	106,626
	$4,942,478	$4,185,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$289,728	$172,246
Accrued liabilities and other	330,800	226,867
Accrued compensation and related expenses	204,921	130,171
Current lease liabilities	188,996	166,091
Current income taxes payable	133,852	8,357
Unredeemed gift card liability	208,195	155,848
Other current liabilities	48,842	23,598
	1,405,334	883,178
Non-current lease liabilities	692,056	632,590
Non-current income taxes payable	38,074	43,150
Deferred income tax liabilities	53,352	58,755
Other non-current liabilities	13,616	8,976
	2,202,432	1,626,649
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 123,297 and 125,150 issued and outstanding	616	626
Additional paid-in capital	422,507	388,667
Retained earnings	2,512,840	2,346,428
Accumulated other comprehensive loss	(195,917)	(177,155)
	2,740,046	2,558,566
	$4,942,478	$4,185,215
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Net revenue	$6,256,617	$4,401,879	$3,979,296
Cost of goods sold	2,648,052	1,937,888	1,755,910
Gross profit	3,608,565	2,463,991	2,223,386
Selling, general and administrative expenses	2,225,034	1,609,003	1,334,247
Amortization of intangible assets	8,782	5,160	29
Acquisition-related expenses	41,394	29,842	—
Income from operations	1,333,355	819,986	889,110
Other income (expense), net	514	(636)	8,283
Income before income tax expense	1,333,869	819,350	897,393
Income tax expense	358,547	230,437	251,797
Net income	$975,322	$588,913	$645,596

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(28,494)	$72,731	$(9,995)
Net investment hedge gains (losses)	9,732	(25,305)	2,222
Other comprehensive income (loss), net of tax	(18,762)	47,426	(7,773)
Comprehensive income	$956,560	$636,339	$637,823

Basic earnings per share	$7.52	$4.52	$4.95
Diluted earnings per share	$7.49	$4.50	$4.93
Basic weighted-average number of shares outstanding	129,768	130,289	130,393
Diluted weighted-average number of shares outstanding	130,295	130,871	130,955
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 3, 2019	9,332	9,332	$—	121,600	$608	$315,285	$1,346,890	$(216,808)	$1,445,975
Net income							645,596		645,596
Other comprehensive income (loss), net of tax								(7,773)	(7,773)
Common stock issued upon exchange of exchangeable shares	(3,105)	(3,105)	—	3,105	16	(16)			—
Stock-based compensation expense						45,593			45,593
Common stock issued upon settlement of stock-based compensation				603	3	18,167			18,170
Shares withheld related to net share settlement of stock-based compensation				(130)	(1)	(21,943)			(21,944)
Repurchase of common stock				(1,056)	(5)	(1,545)	(171,849)		(173,399)
Balance as of February 2, 2020	6,227	6,227	$—	124,122	$621	$355,541	$1,820,637	$(224,581)	$1,952,218
Net income							588,913		588,913
Other comprehensive income (loss), net of tax								47,426	47,426
Common stock issued upon exchange of exchangeable shares	(1,024)	(1,024)	—	1,024	5	(5)			—
Stock-based compensation expense						50,797			50,797
Common stock issued upon settlement of stock-based compensation				532	3	15,260			15,263
Shares withheld related to net share settlement of stock-based compensation				(159)	(1)	(32,387)			(32,388)
Repurchase of common stock				(369)	(2)	(539)	(63,122)		(63,663)
Balance as of January 31, 2021	5,203	5,203	$—	125,150	$626	$388,667	$2,346,428	$(177,155)	$2,558,566

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Net income							975,322		975,322
Other comprehensive income (loss), net of tax								(18,762)	(18,762)
Stock-based compensation expense						69,137			69,137
Common stock issued upon settlement of stock-based compensation				502	2	18,192			18,194
Shares withheld related to net share settlement of stock-based compensation				(153)	(1)	(49,808)			(49,809)
Repurchase of common stock				(2,202)	(11)	(3,681)	(808,910)		(812,602)
Balance as of January 30, 2022	5,203	5,203	$—	123,297	$616	$422,507	$2,512,840	$(195,917)	$2,740,046
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Cash flows from operating activities
Net income	$975,322	$588,913	$645,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,206	185,478	161,933
Stock-based compensation expense	69,137	50,797	45,593
Derecognition of unredeemed gift card liability	(18,699)	(13,696)	(11,939)
Settlement of derivatives not designated in a hedging relationship	15,191	4,485	(1,925)
Deferred income taxes	(5,180)	34,908	24,129
Changes in operating assets and liabilities:
Inventories	(323,609)	(96,548)	(117,591)
Prepaid and receivable income taxes	20,108	(53,966)	(35,775)
Prepaid expenses and other current assets	(82,404)	(70,999)	(53,754)
Other non-current assets	(17,556)	(49,056)	(27,852)
Accounts payable	117,655	82,663	(14,810)
Accrued liabilities and other	103,878	99,161	4,678
Accrued compensation and related expenses	75,273	(6,692)	25,326
Current and non-current income taxes payable	120,778	(24,125)	(34,137)
Unredeemed gift card liability	71,441	47,962	33,289
Right-of-use lease assets and current and non-current lease liabilities	13,494	13,267	17,422
Other current and non-current liabilities	30,073	10,784	9,133
Net cash provided by operating activities	1,389,108	803,336	669,316
Cash flows from investing activities
Purchase of property and equipment	(394,502)	(229,226)	(283,048)
Settlement of net investment hedges	(23,389)	(14,607)	347
Acquisition, net of cash acquired	—	(452,581)	—
Other investing activities	(10,000)	882	4,293
Net cash used in investing activities	(427,891)	(695,532)	(278,408)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	18,194	15,263	18,170
Taxes paid related to net share settlement of stock-based compensation	(49,809)	(32,388)	(21,944)
Repurchase of common stock	(812,602)	(63,663)	(173,399)
Other financing activities	(770)	—	—
Net cash used in financing activities	(844,987)	(80,788)	(177,173)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,876)	29,996	(1,550)
Increase in cash and cash equivalents	109,354	57,012	212,185
Cash and cash equivalents, beginning of period	$1,150,517	$1,093,505	$881,320
Cash and cash equivalents, end of period	$1,259,871	$1,150,517	$1,093,505
See accompanying notes to the consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of healthy lifestyle inspired athletic apparel and accessories, which are sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales from pop up locations, sales to wholesale accounts, license and supply arrangements, and warehouse sales. The Company operates stores in the United States, the People's Republic of China ("PRC"), Canada, Australia, the United Kingdom, South Korea, Germany, New Zealand, Japan, Singapore, France, Ireland, Malaysia, Sweden, the Netherlands, Norway, and Switzerland. There were 574, 521, and 491 company-operated stores in operation as of January 30, 2022, January 31, 2021, and February 2, 2020, respectively.
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
The Company temporarily closed almost all of its retail locations for a significant portion of the first two quarters of fiscal 2020. While most of the Company's retail locations have been open since then, certain locations were temporarily closed based on government and health authority guidance.
In response to the COVID-19 pandemic, various government programs were announced which provide financial relief for affected businesses. The most significant relief measures which the Company qualified for are the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the United States, and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. During fiscal 2020 the Company recognized payroll subsidies totaling $37.1 million under these wage subsidy programs and similar plans in other jurisdictions. These subsidies were recorded as a reduction in the associated wage costs which the Company incurred, and were recognized in selling, general and administrative expenses. These subsidies partially offset the wages paid to employees while its retail locations were temporarily closed due to COVID-19. The Company did not recognize any payroll subsidies in fiscal 2021.
The COVID-19 pandemic has materially impacted the Company's operations. The extent to which COVID-19 continues to impact the Company's operations, and in turn, its operating results and financial position will depend on future developments, which are highly uncertain and cannot be predicted. A resurgence of the pandemic may result in further or prolonged closures of the Company's retail locations and distribution centers, reduce operating hours, interrupt the Company's supply chain, cause changes in guest behavior, and reduce discretionary spending. Such factors could result in the impairment of long-lived assets and right-of-use assets and the need for an increased provision against the carrying value of the Company's inventories.
Basis of presentation
The consolidated financial statements have been presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP").
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2021, fiscal 2020, and fiscal 2019 were each 52-week years. Fiscal 2021, 2020, and 2019 ended on January 30, 2022, January 31, 2021, and February 2, 2020, respectively, and are referred to as "2021," "2020," and "2019," respectively.
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
Accounts receivable
Accounts receivable primarily arise out of duty receivables, sales to wholesale accounts, and license and supply arrangements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As of January 30, 2022, January 31, 2021, and February 2, 2020, the Company recorded an insignificant allowance for doubtful accounts.
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
Depreciation commences when an asset is ready for its intended use. Buildings are depreciated on a straight-line basis over the expected useful life of the asset, which is individually assessed, and estimated to be up to 20 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the expected lease term and the estimated useful life of the improvement, to a maximum of 10 years for stores and 15 years for corporate offices and distribution centers. All other property and equipment are depreciated using the declining balance method as follows:

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
Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods or services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue from company-operated stores and other retail locations is recognized at the point of sale. Direct to consumer revenue, sales to wholesale accounts and in-home fitness hardware sales are recognized upon receipt by the customer. In certain arrangements the Company receives payment before the customer receives the promised good. These payments are initially recorded as deferred revenue, and recognized as revenue in the period when control is transferred to the customer.
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
Proceeds from the sale of gift cards are initially deferred and recognized within unredeemed gift card liability on the consolidated balance sheets, and are recognized as revenue when tendered for payment. While the Company will continue to honor all gift cards presented for payment, to the extent management determines there is no requirement to remit unused card balances to government agencies under unclaimed property laws, the portion of card balances not expected to be redeemed are recognized in net revenue in proportion to the gift cards which have been redeemed, under the redemption recognition method. For 2021, 2020, and 2019, net revenue recognized on unredeemed gift card balances was $18.7 million, $13.7 million, and $11.9 million, respectively.

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
Selling, general and administrative expenses
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold, intangible asset amortization, or acquisition-related expenses. The Company's selling, general and administrative expenses include the costs of corporate and retail employee wages and benefits, costs to transport the Company's products from the distribution facilities to the Company's retail locations and e-commerce guests, professional fees, marketing, technology, human resources, accounting, legal, corporate facility and occupancy costs, and depreciation and amortization expense other than in cost of goods sold.
For 2021, 2020, and 2019, the Company incurred costs to transport its products from its distribution facilities to its retail locations and e-commerce guests of $270.8 million, $232.4 million, and $106.7 million, respectively.
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
The Company treats the global intangible low-taxed income ("GILTI") tax as a current period expense.
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
Foreign currency
The functional currency for each entity included in these consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency. Assets and liabilities of each foreign entity are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Net revenue and expenses are translated at the average rate in effect during the period. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in other comprehensive income (loss), net of tax, which is a component of accumulated other comprehensive income or loss included in stockholders' equity.
Foreign currency transactions denominated in a currency other than an entity's functional currency are remeasured into the functional currency with any resulting gains and losses recognized in selling, general and administrative expenses, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature, which are recorded as a net investment hedge gains (losses) in other comprehensive income (loss), net of tax.
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
For awards with service and/or performance conditions, the amount of compensation expense recognized is based on the number of awards expected to vest, reflecting estimated expected forfeitures, and is adjusted to reflect those awards that do ultimately vest. The forfeiture rate is based on management's best estimate of expected forfeitures, taking into consideration historical trends and expected future behavior. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date.
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
Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted during 2021 not listed below were assessed, and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
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
In November 2021, the FASB issued ASC 832, Government Assistance to require annual disclosures about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company does not expect the adoption to have a material impact to its consolidated financial statements.
NOTE 3. INVENTORIES

	January 30, 2022	January 31, 2021
	(In thousands)
Inventories, at cost	$1,004,526	$678,200
Provision to reduce inventories to net realizable value	(38,045)	(30,970)
Inventories	$966,481	$647,230

The Company had write-offs of $27.5 million, $20.5 million, and $28.6 million of inventory in 2021, 2020, and 2019, respectively for goods that were obsolete, had quality issues, or were damaged.
NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	January 30, 2022	January 31, 2021
	(In thousands)
Prepaid inventories	$42,691	$3,759
Other prepaid expenses	98,254	78,405
Forward currency contract assets	19,077	17,364
Other current assets	32,550	25,579
Prepaid expenses and other current assets	$192,572	$125,107
NOTE 5. PROPERTY AND EQUIPMENT

	January 30, 2022	January 31, 2021
	(In thousands)
Land	$74,297	$74,261
Buildings	30,880	30,870
Leasehold improvements	676,762	583,305
Furniture and fixtures	125,213	117,334
Computer hardware	130,393	116,239
Computer software	532,819	427,313
Equipment and vehicles	23,060	17,105
Work in progress	163,420	69,847
Property and equipment, gross	1,756,844	1,436,274
Accumulated depreciation	(829,134)	(690,587)
Property and equipment, net	$927,710	$745,687
There were capitalized computer software costs of $35.8 million, $23.5 million, and $20.7 million in 2021, 2020, and 2019, respectively, associated with internally developed software.
Depreciation expense related to property and equipment was $215.3 million, $180.1 million, and $161.8 million for 2021, 2020, and 2019, respectively.
NOTE 6. ACQUISITION
On July 7, 2020, the Company acquired all of the outstanding shares of MIRROR, an in-home fitness company with an interactive workout platform that features live and on-demand classes. The results of operations, financial position, and cash flows of MIRROR have been included in the Company's consolidated financial statements since the date of acquisition.
The following table summarizes the fair value of the consideration transferred at the date of acquisition, as well as the calculation of goodwill based on the excess of consideration over the fair value of net assets acquired. As part of the transaction, the Company assumed $30.1 million of MIRROR's outstanding debt. This included $15.1 million of external debt that was settled as part of the transaction and $15.0 million of debt previously owed by MIRROR to the Company, which represents the effective settlement of a preexisting relationship. The debt was determined to be at market terms and was recognized as a component of the consideration transferred, and no gain or loss was recorded on settlement.

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
Goodwill relates to benefits expected as a result of the acquisition to MIRROR's business and has been allocated to the MIRROR reporting unit which is included within Other in the Company's segment disclosures. None of the goodwill is deductible for income tax purposes.
The Company assigned a fair value to and estimated useful lives for the intangible assets acquired as part of the MIRROR business combination. The fair value of the separately identifiable intangible assets, and their estimated useful lives as of the acquisition date were as follows:

	Estimated Fair Value	Estimated Useful Life (Years)
	(In thousands)
Intangible assets:
Brand	$26,500	20.0
Customer relationships	28,000	10.0
Technology	25,500	7.5
Content	5,000	5.0
	$85,000	12.1

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
Acquisition-related expenses
In connection with the acquisition, the Company recognized certain acquisition-related expenses which are expensed as incurred. These expenses are recognized within acquisition-related expenses in the consolidated statements of operations include the following amounts:
•acquisition-related compensation, including the partial acceleration of vesting of certain stock options, and amounts due to selling shareholders and MIRROR employees that are contingent upon continuing employment;
•transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition; and
•gain recognized on the Company's existing investment in the acquiree as of the acquisition date.
The following table summarizes the acquisition-related expenses recognized during 2021 and 2020:

	2021	2020
	(in thousands)
Acquisition-related expenses:
Transaction and integration costs	$2,989	$10,548
Gain on existing investment	—	(782)
Acquisition-related compensation	38,405	20,076
	$41,394	$29,842

Income tax effects of acquisition-related expenses	$(1,417)	$(3,133)
In connection with the acquisition, $2.9 million was recognized on the acquisition date for the partial acceleration of vesting of certain stock options held by MIRROR employees, and $57.1 million of consideration was deferred up to three years from the acquisition date, subject to the continued employment of the recipients through various vesting dates. The acquisition-related compensation was expensed over the vesting periods as service was provided, and consisted of cash payments, which are included within accrued compensation and related expenses until payments are made, and stock-based compensation awards that have been granted under the Company's 2014 Equity Incentive Plan to replace certain unvested options as of the acquisition date.
In September 2021, MIRROR's Chief Executive Officer transitioned into an advisory role with the Company. The remaining deferred consideration payable to this individual will be paid in July 2022. Due to the reduction in this individual's responsibilities, the compensation expense was accelerated and recognized in full during the third quarter of 2021.

NOTE 7. GOODWILL
The changes in the carrying amounts of goodwill were as follows:

Goodwill
(In thousands)
Balance as of February 2, 2020	$24,182
MIRROR acquisition	362,492
Effect of foreign currency translation	203
Balance as of January 31, 2021	$386,877
Effect of foreign currency translation	3
Balance as of January 30, 2022	$386,880
Of the Company's goodwill as of January 30, 2022, $362.5 million relates to the MIRROR reporting unit that is included within Other in the Company's segment disclosures. The remaining $24.4 million relates to the company-operated stores segment.
The Company performed its annual goodwill impairment analysis for the MIRROR and company-operated stores reporting units, using an income approach to estimate fair value, and determined there was no impairment loss for the year as of January 30, 2022.
NOTE 8. INTANGIBLE ASSETS
A summary of the balances of the Company's intangible assets as of January 30, 2022, January 31, 2021, is presented below:

	January 30, 2022				January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years)
	(In thousands, except in years)
Intangible assets:
Brand	$26,500	$(2,098)	$24,402	18.4	$26,500	$(773)	$25,727	19.4
Customer relationships	28,000	(4,592)	23,408	8.4	28,000	(1,692)	26,308	9.4
Technology	25,500	(5,489)	20,011	5.9	25,500	(2,022)	23,478	6.9
Content	5,000	(1,583)	3,417	3.4	5,000	(583)	4,417	4.4
Other	270	(209)	61	0.7	270	(120)	150	1.7
	$85,270	$(13,971)	$71,299	10.9	$85,270	$(5,190)	$80,080	11.6
Amortization of intangible assets was $8.8 million, $5.2 million, and $29.0 thousand in 2021, 2020, and 2019, respectively. There were no impairment charges in 2021, 2020, and 2019. The following table presents the future expected amortization expense as of January 30, 2022:

January 30, 2022
(In thousands)
2022	$8,752
2023	8,692
2024	8,692
2025	8,108
2026	7,692
Thereafter	29,363
Total estimated future amortization expense	$71,299

NOTE 9. OTHER NON-CURRENT ASSETS

	January 30, 2022	January 31, 2021
	(In thousands)
Cloud computing arrangement implementation costs	$89,334	$74,631
Security deposits	24,083	23,154
Other	18,685	8,841
Other non-current assets	$132,102	$106,626
As of January 30, 2022 and January 31, 2021, cloud computing arrangement implementation costs consisted of deferred costs of $138.4 million and $92.1 million, respectively, and associated accumulated amortization of $49.0 million and $17.5 million, respectively.
NOTE 10. ACCRUED LIABILITIES AND OTHER

	January 30, 2022	January 31, 2021
	(In thousands)
Accrued operating expenses	$116,822	$71,648
Accrued freight	71,390	25,687
Sales return allowances	41,690	32,560
Accrued duty	27,182	17,404
Forward currency contract liabilities	18,985	18,766
Sales tax collected	13,540	15,246
Accrued rent	11,254	8,559
Accrued capital expenditures	9,616	8,653
Accrued inventory liabilities	4,005	14,956
Other	16,316	13,388
Accrued liabilities and other	$330,800	$226,867
NOTE 11. REVOLVING CREDIT FACILITIES
North America revolving credit facility
On December 14, 2021, the Company entered into an amended and restated credit agreement extending its existing credit facility, which provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. Borrowings under the credit facility may be prepaid and commitments may be reduced or terminated without premium or penalty (other than customary breakage costs).
As of January 30, 2022, aside from letters of credit of $3.0 million, the Company had no other borrowings outstanding under this credit facility.
Borrowings made under the credit facility bear interest at a rate per annum equal to, at the Company's option, either (a) a rate based on the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York ("SOFR"), or (b) an alternate base rate, plus, in each case, an applicable margin. The applicable margin is determined by reference to a pricing grid, based on the ratio of indebtedness to earnings before interest, tax, depreciation, amortization, and rent ("EBITDAR") and ranges between 1.000%-1.375% for SOFR loans and 0.000%-0.375% for alternate base rate or Canadian prime rate loans. Additionally, a commitment fee of between 0.100%-0.200%, also determined by reference to the pricing grid, is payable on the average daily unused amounts under the credit facility.
The applicable interest rates and commitment fees are subject to adjustment based on certain sustainability key performance indicators ("KPIs"). The two KPIs are based on greenhouse gas emissions intensity reduction and gender pay equity, and its performance against certain targets measured on an annual basis could result in positive or negative sustainability rate adjustments of 2.50 basis points to its drawn pricing and positive or negative sustainability fee adjustments of 0.50 basis points to its undrawn pricing.
The credit agreement contains negative covenants that, among other things and subject to certain exceptions, limit the ability of the Company's subsidiaries to incur indebtedness, incur liens, undergo fundamental changes, make dispositions of all or substantially all of their assets, alter their businesses and enter into agreements limiting subsidiary dividends and distributions.
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of January 30, 2022, the Company was in compliance with the covenants of the credit facility.
Mainland China revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan ($20.4 million) revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan ($36.2 million) during 2020. It comprises a revolving loan of up to 200.0 million Chinese Yuan ($31.4 million) and a financial guarantee facility of up to 30.0 million Chinese Yuan ($4.7 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of January 30, 2022, the Company was in compliance with the covenant and, aside from letters of credit of 6.1 million Chinese Yuan ($1.0 million), there were no other borrowings or guarantees outstanding under this credit facility.
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
Stock-based compensation expense charged to income for the plans was $66.4 million, $56.6 million, and $46.1 million for 2021, 2020, and 2019, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $96.7 million as of January 30, 2022, which is expected to be recognized over a weighted-average period of 2.0 years, and was $75.7 million as of January 31, 2021 over a weighted-average period of 1.9 years.
A summary of the balances of the Company's stock-based compensation plans as of January 30, 2022, January 31, 2021, and February 2, 2020, and changes during the fiscal years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance as of February 3, 2019	870	$73.34	280	$78.01	6	$124.19	440	$73.73	44	$146.12
Granted	325	168.14	93	142.33	7	175.82	124	170.15	—	—
Exercised/vested	299	60.75	97	72.04	6	124.19	186	70.69	15	179.67
Forfeited/expired	120	102.37	38	91.03	—	—	45	95.46	—	—
Balance as of February 2, 2020	776	$113.41	238	$103.52	7	$175.82	333	$108.44	29	$239.39
Granted	241	182.78	140	122.21	4	299.09	130	208.35	—	—
Exercised/vested	182	83.89	171	63.03	7	175.82	175	87.31	14	366.42
Forfeited/expired	31	155.33	8	155.08	—	—	13	162.60	—	—
Balance as of January 31, 2021	804	$139.27	199	$149.20	4	$299.09	275	$166.50	15	$328.68
Granted	194	310.29	139	185.37	4	326.70	129	331.42	—	—
Exercised/vested	174	104.85	165	100.89	4	299.09	144	139.33	15	397.83
Forfeited/expired	35	199.76	6	216.62	—	—	22	235.23	—	—
Balance as of January 30, 2022	789	$186.10	167	$225.27	4	$326.70	238	$265.90	—	$—
A total of 12.6 million shares of the Company's common stock have been authorized for future issuance under the Company's 2014 Equity Incentive Plan.
The Company's performance-based restricted stock units are awarded to eligible employees and entitle the grantee to receive a maximum of two shares of common stock per performance-based restricted stock unit if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of performance-based restricted stock units is based on the closing price of the Company's common stock on the grant date. Expense for performance-based restricted stock units is recognized when it is probable that the performance goal will be achieved.
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the award date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted in 2021, 2020, and 2019:

	2021	2020	2019
Expected term	3.75 years	3.61 years	3.75 years
Expected volatility	39.32%	40.01%	38.43%
Risk-free interest rate	0.50%	0.32%	2.19%
Dividend yield	—%	—%	—%
The following table summarizes information about stock options outstanding and exercisable as of January 30, 2022:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
	(In thousands, except per share amounts and years)
$2.78-$85.96	157	$73.75	2.9	103	$70.83	2.6
$113.87-$155.97	69	135.59	3.6	48	135.78	3.6
$167.54-$167.54	184	167.54	4.2	67	167.54	4.2
$174.52-$296.36	188	189.00	5.1	37	188.87	5.1
$306.71-$426.44	191	311.23	6.2	2	332.01	5.7
	789	$186.10	4.6	257	$127.06	3.6
Intrinsic value	$103,119			$48,530
As of January 30, 2022, the unrecognized compensation cost related to these options was $24.0 million, which is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average grant date fair value of options granted during 2021, 2020, and 2019 was $94.09, $74.91, and $54.09, respectively.
The following table summarizes the intrinsic value of options exercised and awards that vested during 2021, 2020, and 2019:

	2021	2020	2019
	(In thousands)
Stock options	$46,761	$37,022	$36,188
Performance-based restricted stock units	52,495	32,384	16,003
Restricted shares	1,364	2,115	1,048
Restricted stock units	47,042	37,791	31,300
Restricted stock units (liability accounting)	5,938	5,309	2,603
	$153,600	$114,621	$87,142
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During 2021, there were 0.1 million shares purchased.

Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $11.8 million, $9.2 million, and $8.5 million during 2021, 2020, and 2019, respectively.
NOTE 14. FAIR VALUE MEASUREMENT
Assets and liabilities measured at fair value on a recurring basis
As of January 30, 2022 and January 31, 2021, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	January 30, 2022	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$38,475	$38,475	$—	$—	Cash and cash equivalents
Term deposits	318,698	—	318,698	—	Cash and cash equivalents
Forward currency contract assets	19,077	—	19,077	—	Prepaid expenses and other current assets
Forward currency contract liabilities	18,985	—	18,985	—	Other current liabilities

	January 31, 2021	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$671,817	$671,817	$—	$—	Cash and cash equivalents
Term deposits	183,015	—	183,015	—	Cash and cash equivalents
Forward currency contract assets	17,364	—	17,364	—	Prepaid expenses and other current assets
Forward currency contract liabilities	18,767	—	18,767	—	Other current liabilities
The Company has short-term, highly liquid investments classified as cash equivalents, which are invested in money market funds and term deposits. The Company records cash equivalents at their original purchase prices plus interest that has accrued at the stated rate.
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

Net investment hedges
The Company is exposed to foreign currency exchange gains and losses which arise on translation of its international subsidiaries' balance sheets into U.S. dollars. These gains and losses are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income or loss within stockholders' equity.
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during 2021.
Derivatives not designated as hedging instruments
During 2021, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
Quantitative disclosures about derivative financial instruments
The notional amounts and fair values of forward currency contracts were as follows:

	January 30, 2022			January 31, 2021
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,502,000	$18,468	$—	$985,000	$—	$18,099
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,597,878	609	18,985	1,055,000	17,364	668
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$19,077	$18,985		$17,364	$18,767
As of January 30, 2022, there were derivative assets of $19.1 million and derivative liabilities of $19.0 million subject to enforceable netting arrangements.
The forward currency contracts designated as net investment hedges outstanding as of January 30, 2022 mature on different dates between February 2022 and August 2022.
The forward currency contracts not designated in a hedging relationship outstanding as of January 30, 2022 mature on different dates between February 2022 and July 2022.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	2021	2020	2019
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$13,177	$(34,289)	$2,972

No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	2021	2020	2019
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$11,511	$(26,053)	$2,701
Derivatives not designated in a hedging relationship	(19,874)	22,949	(4,209)
Net foreign exchange and derivative losses	$(8,363)	$(3,104)	$(1,508)
NOTE 16. LEASES
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of January 30, 2022, the lease terms of the various leases range from two to fifteen years. The majority of the Company's leases include renewal options at the sole discretion of the Company. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term.
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

	2021	2020	2019
	(In thousands)
Net lease expense:
Operating lease expense	$215,549	$193,498	$176,367
Short-term lease expense	12,366	11,721	9,358
Variable lease expense	90,852	60,991	70,957
	$318,767	$266,210	$256,682
The following table presents future minimum lease payments by fiscal year and the impact of discounting.

January 30, 2022
(In thousands)
2022	$210,956
2023	199,274
2024	177,606
2025	117,844
2026	72,586
Thereafter	166,543
Future minimum lease payments	$944,809
Impact of discounting	(63,757)
Present value of lease liabilities	$881,052

Balance sheet classification:
Current lease liabilities	$188,996
Non-current lease liabilities	692,056
$881,052

As of January 30, 2022, the Company's minimum lease commitment for distribution center operating leases signed but not yet commenced was $379.7 million, which is not reflected in the table above.
The weighted-average remaining lease term and weighted-average discount rate were as follows:

January 30, 2022
Weighted-average remaining lease term	5.43 years
Weighted-average discount rate	2.8%
NOTE 17. INCOME TAXES
The Company's domestic and foreign income before income tax expense and current and deferred income taxes from federal, state, and foreign sources are as follows:

	2021	2020	2019
	(In thousands)
Income before income tax expense
Domestic	$204,350	$122,573	$180,043
Foreign	1,129,519	696,777	717,350
	$1,333,869	$819,350	$897,393
Current income tax expense
Federal	$25,701	$70	$45,765
State	17,608	10,439	11,480
Foreign	322,105	185,803	170,158
	$365,414	$196,312	$227,403
Deferred income tax expense (recovery)
Federal	$5,858	$19,754	$(5,683)
State	1,045	5,923	(150)
Foreign	(13,770)	8,448	30,227
	$(6,867)	$34,125	$24,394
Income tax expense	$358,547	$230,437	$251,797
The U.S. tax reforms enacted in December 2017 required the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% on cash and cash equivalents and 8% on the remaining earnings, net of foreign tax credits. The one-time transition tax is payable over eight years.
As of January 30, 2022, the Company's net investment in its Canadian subsidiaries was $2.5 billion, of which $1.1 billion was determined to be indefinitely reinvested. A deferred income tax liability of $3.8 million has been recognized in relation to the portion of the Company's net investment in its Canadian subsidiaries that is not indefinitely reinvested, representing the U.S. state income taxes which would be due upon repatriation. This deferred tax liability has been recorded on the basis that the Company would choose to make the repatriation transactions in the most tax efficient manner. Specifically, to the extent that the Canadian subsidiaries have sufficient paid-up-capital, any such distributions would be structured as a return of capital, and therefore not subject to Canadian withholding tax. The unrecognized deferred tax liability on the indefinitely reinvested amount is approximately $3.2 million.
No deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's other foreign subsidiaries as these earnings are permanently reinvested outside of the United States. Excluding its Canadian subsidiaries, cumulative undistributed earnings of the Company's foreign subsidiaries as of January 30, 2022 were $168.8 million.
As of January 30, 2022, the Company had cash and cash equivalents of $1.1 billion outside of the United States.

A summary reconciliation of the effective tax rate is as follows:

	2021	2020	2019
	(Percentages)
Federal income tax at statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differentials	5.0	4.6	4.6
U.S. state taxes	0.8	0.8	1.0
Non-deductible compensation expense	0.7	2.1	0.6
Excess tax benefits from stock-based compensation	(0.9)	(0.8)	(0.4)
Permanent and other	0.3	0.4	1.3
Effective tax rate	26.9%	28.1%	28.1%
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of January 30, 2022 and January 31, 2021 are presented below:

	January 30, 2022	January 31, 2021
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$6,686	$14,149
Inventories	16,326	14,093
Property and equipment, net	—	2,715
Intangible assets, net	873	937
Non-current lease liabilities	173,700	160,015
Stock-based compensation	10,739	7,266
Accrued bonuses	7,830	1,948
Unredeemed gift card liability	9,804	6,629
Foreign tax credits	2,003	4,829
Other	10,116	8,640
Deferred income tax assets	238,077	221,221
Valuation allowance	(2,804)	(6,464)
Deferred income tax assets, net of valuation allowance	$235,273	$214,757
Deferred income tax liabilities:
Property and equipment, net	$(104,498)	$(97,717)
Intangible assets, net	(17,669)	(21,556)
Right-of-use lease assets	(154,634)	(134,245)
Other	(5,733)	(13,263)
Deferred income tax liabilities	(282,534)	(266,781)
Net deferred income tax liabilities	$(47,261)	$(52,024)

Balance sheet classification:
Deferred income tax assets	$6,091	$6,731
Deferred income tax liabilities	(53,352)	(58,755)
Net deferred income tax liabilities	$(47,261)	$(52,024)
As of January 30, 2022, the Company had net operating loss carryforwards of $31.5 million. The majority of the net operating loss carryforwards expire, if unused, between fiscal 2026 and fiscal 2039.
The Company files income tax returns in the U.S., Canada, and various foreign, state, and provincial jurisdictions. The 2017 to 2020 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2013 tax year is still open for certain state tax authorities. The 2015 to 2020 tax years remain subject to examination by Canadian tax authorities. The 2015 to 2020 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company does not have any significant unrecognized tax benefits arising from uncertain tax positions taken, or expected to be taken, in the Company's tax returns.
NOTE 18. EARNINGS PER SHARE
The details of the computation of basic and diluted earnings per share are as follows:

	2021	2020	2019
	(In thousands, except per share amounts)
Net income	$975,322	$588,913	$645,596
Basic weighted-average number of shares outstanding	129,768	130,289	130,393
Assumed conversion of dilutive stock options and awards	527	582	562
Diluted weighted-average number of shares outstanding	130,295	130,871	130,955
Basic earnings per share	$7.52	$4.52	$4.95
Diluted earnings per share	$7.49	$4.50	$4.93
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For 2021, 2020, and 2019, 36.0 thousand, 30.8 thousand, and 48.0 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On November 29, 2017, the Company's board of directors approved a stock repurchase program for up to $200.0 million and on June 6, 2018, the board of directors approved an increase to this stock repurchase program, authorizing the repurchase of up to a total of $600.0 million of the Company's common shares. These programs were completed during the first quarter of 2019.
On January 31, 2019, the Company's board of directors approved a stock repurchase program for up to $500.0 million of the Company's common shares on the open market or in privately negotiated transactions. On December 1, 2020, the Company's board of directors approved an increase in the remaining authorization of the existing stock repurchase program from $263.6 million to $500.0 million, and on October 1, 2021, it approved an increase in the remaining authorization from $141.2 million to $641.2 million. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. As of January 30, 2022, the remaining authorized value of shares available to be repurchased under this program was $187.4 million.
During 2021, 2020, and 2019, 2.2 million, 0.4 million, and 1.1 million shares, respectively, were repurchased under the programs at a total cost of $812.6 million, $63.7 million, and $173.4 million, respectively.
Subsequent to January 30, 2022, and up to March 23, 2022, 0.6 million shares were repurchased at a total cost of $187.5 million, completing the existing stock repurchase program.
NOTE 19. COMMITMENTS AND CONTINGENCIES
Commitments
Leases. The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. Please refer to Note 16. Leases for further details regarding lease commitments and the timing of future minimum lease payments.

License and supply arrangements. The Company has entered into license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, and Mexico. The Company retains the rights to sell lululemon products through its e-commerce websites in these countries. Under these arrangements, the Company supplies the partners with lululemon products, training, and other support. An extension to the initial term of the agreement for the Middle East was signed in 2020 and it extends the arrangement to December 2024. The initial term of the agreement for Mexico expires in November 2026. As of January 30, 2022, there were 14 licensed locations, including six in Mexico, six in the United Arab Emirates, one in Kuwait, and one in Qatar.
The following table summarizes the Company's contractual arrangements as of January 30, 2022, and the timing and effect that such commitments are expected to have on its liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2022	2023	2024	2025	2026	Thereafter
	(In thousands)
Deferred consideration	$24,306	$24,298	$8	$—	$—	$—	$—
One-time transition tax payable	$43,150	$5,076	$9,518	$12,691	$15,865	$—	$—
Deferred consideration. The amounts listed for deferred consideration in the table above represent expected future cash payments for certain continuing MIRROR employees, subject to the continued employment of those individuals up to three years from the acquisition date as outlined in Note 6. Acquisition.
One-time transition tax payable. The U.S. tax reforms enacted in December 2017 imposed a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax. The one-time transition tax is payable over eight years beginning in fiscal 2018. The one-time transition tax payable is net of foreign tax credits, and the table above outlines the expected payments due by fiscal year.
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

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

	2021	2020	2019
	(In thousands)
Cash paid for income taxes	$245,213	$260,886	$305,493
Cash paid for amounts included in the measurement of lease liabilities	215,157	180,536	177,144
Leased assets obtained in exchange for new operating lease liabilities	287,008	178,504	222,448
Interest paid	12	110	325
NOTE 21. SEGMENTED INFORMATION
The Company's segments are based on the financial information it uses in managing its business and comprise two reportable segments: (i) company-operated stores and (ii) direct to consumer. The remainder of its operations which includes outlets, temporary locations, MIRROR, sales to wholesale accounts, and license and supply arrangements are included within Other.
During the first quarter of 2020, the Company reviewed its segment and general corporate expenses and determined certain costs that are more appropriately classified in different categories. Accordingly, comparative figures have been reclassified to conform to the financial presentation adopted for the prior year.

	2021	2020	2019
	(In thousands)
Net revenue:
Company-operated stores	$2,821,497	$1,658,807	$2,501,067
Direct to consumer	2,777,944	2,284,068	1,137,822
Other	657,176	459,004	340,407
	$6,256,617	$4,401,879	$3,979,296
Segmented income from operations:
Company-operated stores	$727,735	$212,592	$689,339
Direct to consumer	1,216,496	1,029,102	484,146
Other	77,283	10,502	72,013
	2,021,514	1,252,196	1,245,498
General corporate expenses	637,983	397,208	356,359
Amortization of intangible assets	8,782	5,160	29
Acquisition-related expenses	41,394	29,842	—
Income from operations	1,333,355	819,986	889,110
Other income (expense), net	514	(636)	8,283
Income before income tax expense	$1,333,869	$819,350	$897,393

Capital expenditures:
Company-operated stores	$189,629	$134,203	$171,496
Direct to consumer	81,679	37,245	15,813
Corporate and other	123,194	57,778	95,739
	$394,502	$229,226	$283,048
Depreciation and amortization:
Company-operated stores	$116,107	$100,776	$97,896
Direct to consumer	29,877	14,847	12,469
Corporate and other	78,222	69,855	51,568
	$224,206	$185,478	$161,933
Intercompany amounts are excluded from the above table as they are not included in the materials reviewed by the chief operating decision maker. The amortization of intangible assets in the above table includes $8.7 million and $5.1 million related to MIRROR for 2021 and 2020, respectively. MIRROR is included within Other in the Company's segment disclosures.

Property and equipment, net by geographic area as of January 30, 2022 and January 31, 2021 were as follows:

	January 30, 2022	January 31, 2021
	(In thousands)
United States	$418,317	$267,328
Canada	392,192	394,861
Outside of North America	117,201	83,498
	$927,710	$745,687
NOTE 22. NET REVENUE BY CATEGORY AND GEOGRAPHY
The following table disaggregates the Company's net revenue by geographic area.

	2021	2020	2019
	(In thousands)
United States	$4,345,687	$3,105,133	$2,854,364
Canada	954,219	672,607	649,114
Outside of North America	956,711	624,139	475,818
	$6,256,617	$4,401,879	$3,979,296
In addition to the disaggregation of net revenue by reportable segment, the following table disaggregates the Company's net revenue by category. During the fourth quarter of 2020, the Company determined that a portion of certain sales returns which had been recorded within Other categories were more appropriately classified within Women's product and Men's product. Accordingly, comparative figures have been reclassified to conform to the current presentation.

	2021	2020	2019
	(In thousands)
Women's product	$4,171,762	$3,049,906	$2,767,826
Men's product	1,535,850	953,183	927,240
Other categories	549,005	398,790	284,230
	$6,256,617	$4,401,879	$3,979,296
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
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of January 30, 2022. The effectiveness of our internal control over financial reporting as of January 30, 2022 has been audited by PricewaterhouseCoopers LLP our independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders under the captions "Election of Directors," "Executive Officers," and "Corporate Governance," and, to the extent necessary, under the caption "Delinquent Section 16(a) Reports."
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2022 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2022 Proxy Statement under the caption "Principal Stockholders and Stock Ownership by Management."
Equity Compensation Plan Information (as of January 30, 2022)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	1,194,054	$186.10	17,227,071
Equity compensation plans not approved by stockholders	—	—	—
Total	1,194,054	$186.10	17,227,071
__________
(1)This amount represents the following: (a) 788,988 shares subject to outstanding options, (b) 166,753 shares subject to outstanding performance-based restricted stock units, and (c) 238,313 shares subject to outstanding restricted stock units. The options, performance-based restricted stock units, and restricted stock units are all under our 2014 Equity Incentive Plan. Restricted shares outstanding under our 2014 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.
(2)The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.
(3)This includes (a) 12,635,419 shares of our common stock available for future issuance under our 2014 Equity Incentive Plan and (b) 4,591,652 shares of our common stock available for future issuance under our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2014 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2014 Equity Incentive Plan and shares that are withheld in satisfaction of tax withholding obligations for full value awards are also again available for issuance. No further awards may be issued under the predecessor plan, our 2007 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2022 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2022 Proxy Statement under the caption "Fees for Professional Services."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this report:
1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2. Financial Statement Schedule.
Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Shrink Provision on Finished Goods
For the year ended February 2, 2020	$(1,194)	$(12,593)	$11,712	$(2,075)
For the year ended January 31, 2021	(2,075)	(9,231)	10,323	(983)
For the year ended January 30, 2022	(983)	(22,281)	20,948	(2,316)
Obsolescence and Quality Provision on Finished Goods and Raw Materials
For the year ended February 2, 2020	$(7,552)	$(5,363)	$2,533	$(10,382)
For the year ended January 31, 2021	(10,382)	(2,467)	472	(12,377)
For the year ended January 30, 2022	(12,377)	(1,410)	2,462	(11,325)
Damage Provision on Finished Goods
For the year ended February 2, 2020	$(7,343)	$(28,313)	$26,047	$(9,609)
For the year ended January 31, 2021	(9,609)	(28,073)	20,073	(17,609)
For the year ended January 30, 2022	(17,609)	(31,807)	25,012	(24,404)
Sales Return Allowances
For the year ended February 2, 2020	$(11,318)	$(1,579)	$—	$(12,897)
For the year ended January 31, 2021	(12,897)	(19,663)	—	(32,560)
For the year ended January 30, 2022	(32,560)	(9,130)	—	(41,690)
Valuation Allowance on Deferred Income Taxes
For the year ended February 2, 2020	$(507)	$(5,148)	$—	$(5,655)
For the year ended January 31, 2021	(5,655)	(809)	—	(6,464)
For the year ended January 30, 2022	(6,464)	—	3,660	(2,804)

3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger by and among lululemon athletic inc., Snowflake Acquisition Corp., Curiouser Products Inc., and Shareholder Representative Services LLC		8-K	2.1	001-33608	7/1/2020

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Certificate of Amendment to Certificate of Incorporation filed July 20, 2017		10-Q	3.1	001-33608	8/30/2018

3.4	Certificate of Amendment to Certificate of Incorporation filed June 12, 2018		10-Q	3.1	001-33608	8/30/2018

3.5	Bylaws of lululemon athletica inc.		10-K	3.5	001-33608	3/30/2021

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-3	4.1	333-185899	1/7/2013

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934		10-K	4.2	001-33608	3/26/2020

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/1/2017

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/1/2017

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/1/2017

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.14*	Outside Director Compensation Plan	X

10.15*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.16*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.17*	Amendment to Executive Employment Agreement, effective October 27, 2020, between lululemon athletica canada inc. and Celeste Burgoyne		10-Q	10.1	001-33608	12/10/2020

10.18*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.19*	Executive Employment Agreement, effective as of November 23, 2020, between lululemon athletica inc. and Meghan Frank		10-Q	10.2	001-33608	12/10/2020

10.20*	Executive Employment Agreement, effective as of September 20, 2018, between lululemon athletica inc. and Michelle Choe		10-Q	10.1	001-33608	12/06/2018

10.21*	Executive Employment Agreement, effective September 20, 2021, between lululemon athletica inc. and Nicole Neuburger		10-Q	10.1	001-33608	12/09/2021

10.22*	Executive Employment Agreement, effective as of January 4, 2021, between lululemon athletica UK ltd. and Andre Maestrini		10-K	10.22	001-33608	3/30/2021

10.23	Credit Agreement, dated December 14, 2021, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, BOFA Securities, Inc., as sustainability coordinator, and the other lenders party thereto.		8-K	10.1	001-33608	12/17/2021

21.1	Significant subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company's 10-K for the fiscal year ended January 30, 2022, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements	X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ CALVIN MCDONALD
Calvin McDonald
Chief Executive Officer
(principal executive officer)
Date:	March 29, 2022
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CALVIN MCDONALD	Chief Executive Officer and Director	March 29, 2022
Calvin McDonald	(principal executive officer)

/s/ MEGHAN FRANK	Chief Financial Officer	March 29, 2022
Meghan Frank	(principal financial and accounting officer)

/s/ GLENN MURPHY	Director, Board Chair	March 29, 2022
Glenn Murphy

/s/ MICHAEL CASEY	Director	March 29, 2022
Michael Casey

/s/ STEPHANIE FERRIS	Director	March 29, 2022
Stephanie Ferris

/s/ KOURTNEY GIBSON	Director	March 29, 2022
Kourtney Gibson

/s/ KATHRYN HENRY	Director	March 29, 2022
Kathryn Henry

/s/ ALISON LOEHNIS	Director	March 29, 2022
Alison Loehnis

/s/ JON MCNEILL	Director	March 29, 2022
Jon McNeill

/s/ MARTHA A.M. MORFITT	Director	March 29, 2022
Martha A.M. Morfitt

/s/ DAVID M. MUSSAFER	Director	March 29, 2022
David M. Mussafer

/s/ EMILY WHITE	Director	March 29, 2022
Emily White

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger by and among lululemon athletic inc., Snowflake Acquisition Corp., Curiouser Products Inc., and Shareholder Representative Services LLC		8-K	2.1	001-33608	7/1/2020

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Certificate of Amendment to Certificate of Incorporation filed July 20, 2017		10-Q	3.1	001-33608	8/30/2018

3.4	Certificate of Amendment to Certificate of Incorporation filed June 12, 2018		10-Q	3.1	001-33608	8/30/2018

3.5	Bylaws of lululemon athletica inc.		10-K	3.5	001-33608	3/30/2021

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-3	4.1	333-185899	1/7/2013

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934		10-K	4.2	001-33608	3/26/2020

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/1/2017

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/1/2017

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.3	001-33608	6/1/2017

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Second Amended and Restated Registration Rights Agreement dated June 18, 2015 between lululemon athletica inc. and the parties named therein		10-Q	10.2	001-33608	9/10/2015

10.9	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.10	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.11	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.12	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.13	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.14*	Outside Director Compensation Plan	X

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.15*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.16*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.17*	Amendment to Executive Employment Agreement, effective October 27, 2020, between lululemon athletica canada inc. and Celeste Burgoyne		10-Q	10.1	001-33608	12/10/2020

10.18*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.19*	Executive Employment Agreement, effective as of November 23, 2020, between lululemon athletica inc. and Meghan Frank		10-Q	10.2	001-33608	12/10/2020

10.20*	Executive Employment Agreement, effective as of September 20, 2018, between lululemon athletica inc. and Michelle Choe		10-Q	10.1	001-33608	12/06/2018

10.21*	Executive Employment Agreement, effective September 20, 2021, between lululemon athletica inc. and Nicole Neuburger		10-Q	10.1	001-33608	12/09/2021

10.22*	Executive Employment Agreement, effective as of January 4, 2021, between lululemon athletica UK ltd. and Andre Maestrini		10-K	10.22	001-33608	3/30/2021

10.23	Credit Agreement, dated December 14, 2021, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, BOFA Securities, Inc., as sustainability coordinator, and the other lenders party thereto.		8-K	10.1	001-33608	12/17/2021

21.1	Significant subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company's 10-K for the fiscal year ended January 30, 2022, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements	X

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.