Form 10-Q
period 2022-05-01
lululemon athletica inc.
filed 2022-06-02
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 27, 2022, there were 122,439,795 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of May 27, 2022, there were outstanding 5,203,012 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, as of May 27, 2022, the registrant had outstanding 5,203,012 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	May 1, 2022	January 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$649,016	$1,259,871
Accounts receivable	78,391	77,001
Inventories	1,275,040	966,481
Prepaid and receivable income taxes	116,281	118,928
Prepaid expenses and other current assets	184,512	192,572
	2,303,240	2,614,853
Property and equipment, net	974,784	927,710
Right-of-use lease assets	819,998	803,543
Goodwill	386,837	386,880
Intangible assets, net	69,103	71,299
Deferred income tax assets	6,090	6,091
Other non-current assets	137,160	132,102
	$4,697,212	$4,942,478
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$308,086	$289,728
Accrued liabilities and other	362,938	330,800
Accrued compensation and related expenses	119,482	204,921
Current lease liabilities	178,273	188,996
Current income taxes payable	22,279	133,852
Unredeemed gift card liability	183,910	208,195
Other current liabilities	31,923	48,842
	1,206,891	1,405,334
Non-current lease liabilities	726,270	692,056
Non-current income taxes payable	28,555	38,074
Deferred income tax liabilities	53,061	53,352
Other non-current liabilities	14,385	13,616
	2,029,162	2,202,432
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 122,732 and 123,297 issued and outstanding	614	616
Additional paid-in capital	412,713	422,507
Retained earnings	2,471,432	2,512,840
Accumulated other comprehensive loss	(216,709)	(195,917)
	2,668,050	2,740,046
	$4,697,212	$4,942,478
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended
	May 1, 2022	May 2, 2021
Net revenue	$1,613,463	$1,226,465
Cost of goods sold	743,070	526,151
Gross profit	870,393	700,314
Selling, general and administrative expenses	607,851	496,634
Amortization of intangible assets	2,195	2,195
Acquisition-related expenses	—	7,664
Income from operations	260,347	193,821
Other income (expense), net	(22)	227
Income before income tax expense	260,325	194,048
Income tax expense	70,327	49,092
Net income	$189,998	$144,956

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(25,848)	$67,241
Net investment hedge gains (losses)	5,056	(23,605)
Other comprehensive income (loss), net of tax	$(20,792)	$43,636
Comprehensive income	$169,206	$188,592

Basic earnings per share	$1.48	$1.11
Diluted earnings per share	$1.48	$1.11
Basic weighted-average number of shares outstanding	128,077	130,358
Diluted weighted-average number of shares outstanding	128,541	130,984
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended May 1, 2022
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 30, 2022	5,203	5,203	$—	123,297	$616	$422,507	$2,512,840	$(195,917)	$2,740,046
Net income							189,998		189,998
Other comprehensive income (loss), net of tax								(20,792)	(20,792)
Stock-based compensation expense						18,358			18,358
Common stock issued upon settlement of stock-based compensation				239	2	5,141			5,143
Shares withheld related to net share settlement of stock-based compensation				(96)	—	(32,059)			(32,059)
Repurchase of common stock				(708)	(4)	(1,234)	(231,406)		(232,644)
Balance as of May 1, 2022	5,203	5,203	$—	122,732	$614	$412,713	$2,471,432	$(216,709)	$2,668,050

	Quarter Ended May 2, 2021
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 31, 2021	5,203	5,203	$—	125,150	$626	$388,667	$2,346,428	$(177,155)	$2,558,566
Net income							144,956		144,956
Other comprehensive income (loss), net of tax								43,636	43,636
Stock-based compensation expense						14,932			14,932
Common stock issued upon settlement of stock-based compensation				324	2	4,493			4,495
Shares withheld related to net share settlement of stock-based compensation				(135)	(1)	(42,898)			(42,899)
Repurchase of common stock				(270)	(2)	(451)	(83,378)		(83,831)
Balance as of May 2, 2021	5,203	5,203	$—	125,069	$625	$364,743	$2,408,006	$(133,519)	$2,639,855
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Quarter Ended
	May 1, 2022	May 2, 2021
Cash flows from operating activities
Net income	$189,998	$144,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,470	50,485
Stock-based compensation expense	18,358	14,932
Settlement of derivatives not designated in a hedging relationship	(10,378)	21,515
Changes in operating assets and liabilities:
Inventories	(320,607)	(74,218)
Prepaid and receivable income taxes	2,646	767
Prepaid expenses and other current assets	4,296	(11,104)
Other non-current assets	(4,523)	1,105
Accounts payable	20,630	19,623
Accrued liabilities and other	28,113	38,181
Accrued compensation and related expenses	(84,123)	22,764
Current and non-current income taxes payable	(119,959)	(5,433)
Unredeemed gift card liability	(23,816)	(15,838)
Right-of-use lease assets and current and non-current lease liabilities	7,115	1,820
Other current and non-current liabilities	(15,476)	4,554
Net cash provided by (used in) operating activities	(243,256)	214,109
Cash flows from investing activities
Purchase of property and equipment	(111,352)	(64,225)
Settlement of net investment hedges	10,024	(21,239)
Net cash used in investing activities	(101,328)	(85,464)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	5,143	4,495
Shares withheld related to net share settlement of stock-based compensation	(32,059)	(42,899)
Repurchase of common stock	(232,644)	(83,831)
Net cash used in financing activities	(259,560)	(122,235)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,711)	22,812
Increase (decrease) in cash and cash equivalents	(610,855)	29,222
Cash and cash equivalents, beginning of period	$1,259,871	$1,150,517
Cash and cash equivalents, end of period	$649,016	$1,179,739
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories, which are sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales from temporary locations, sales to wholesale accounts, and license and supply arrangements. The Company operates stores in the United States, the People's Republic of China ("PRC"), Canada, Australia, the United Kingdom, South Korea, Germany, New Zealand, Japan, Singapore, Ireland, France, Malaysia, Sweden, the Netherlands, Norway, and Switzerland. There were 579 and 574 company-operated stores as of May 1, 2022 and January 30, 2022, respectively. The Company also engages in the design and retail of in-home fitness equipment and associated content subscriptions through its MIRROR brand.
COVID-19 Pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") caused governments and public health officials to impose restrictions and recommend precautions to mitigate the spread of the virus. While most of the Company's retail locations were open throughout the first quarter of fiscal 2022 and 2021, certain locations were temporarily closed based on government and health authority guidance. Certain stores and the Company's third party distribution center in the PRC experienced temporary closures during the first quarter of 2022, and there is uncertainty regarding the ongoing impact of COVID-19 on its operations in the PRC. The pandemic has impacted its suppliers and its distribution and logistics providers, including in the PRC. There has been disruption in transportation and port congestion, an increase in freight costs, and the Company has increased its use of air freight.
Basis of presentation
The unaudited interim consolidated financial statements as of May 1, 2022 and for the quarters ended May 1, 2022 and May 2, 2021 are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 30, 2022 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 30, 2022, which are included in Item 8 in the Company's fiscal 2021 Annual Report on Form 10-K filed with the SEC on March 29, 2022. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2021 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2022 will end on January 29, 2023 and will be a 52-week year. Fiscal 2021 was a 52-week year and ended on January 30, 2022. Fiscal 2022 and fiscal 2021 are referred to as "2022," and "2021," respectively. The first quarter of 2022 and 2021 ended on May 1, 2022 and May 2, 2021, respectively.
The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its operating profit in the fourth fiscal quarter of each year as a result of increased net revenue during the holiday season.
Note 2. Recent Accounting Pronouncements
Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted by the Company during the first quarter of 2022 not listed below were assessed, and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.

In November 2021, the FASB issued ASC 832, Government Assistance to require annual disclosures about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The Company adopted this update prospectively during the first quarter of 2022 and it did not have a material impact on the Company's consolidated financial statements.
Recently issued accounting pronouncements
ASUs recently issued were assessed and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
Note 3. Acquisition-Related Expenses
On July 7, 2020, the Company acquired all of the outstanding shares of MIRROR, an in-home fitness company with an interactive workout platform that features live and on-demand classes. In connection with the acquisition, the Company recognized certain acquisition-related expenses which were expensed within acquisition-related expenses in the consolidated statements of operations. The following table summarizes the acquisition-related expenses recognized:

	First Quarter
	2022	2021
	(in thousands)
Acquisition-related expenses:
Transaction and integration costs	$—	$496
Acquisition-related compensation	—	7,168
	$—	$7,664

Income tax effects of acquisition-related expenses	$—	$(372)
Note 4. Revolving Credit Facilities
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
As of May 1, 2022, aside from letters of credit of $3.1 million, the Company had no other borrowings outstanding under this credit facility.
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
The applicable interest rates and commitment fees are subject to adjustment based on certain sustainability key performance indicators ("KPIs"). The two KPIs are based on greenhouse gas emissions intensity reduction and gender pay equity, and the Company's performance against certain targets measured on an annual basis could result in positive or negative sustainability rate adjustments of 2.50 basis points to its drawn pricing and positive or negative sustainability fee adjustments of 0.50 basis points to its undrawn pricing.
The credit agreement contains negative covenants that, among other things and subject to certain exceptions, limit the ability of the Company's subsidiaries to incur indebtedness, incur liens, undergo fundamental changes, make dispositions of all or substantially all of their assets, alter their businesses and enter into agreements limiting subsidiary dividends and distributions.

The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of May 1, 2022, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan ($19.7 million) revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan ($34.8 million) during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($30.3 million) and a financial guarantee facility of up to 30.0 million Chinese Yuan ($4.5 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of May 1, 2022, the Company was in compliance with the covenants and, aside from letters of credit of 6.1 million Chinese Yuan ($0.9 million), there were no other borrowings or guarantees outstanding under this credit facility.
Note 5. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $18.2 million and $16.2 million for the first quarter of 2022 and 2021, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $170.0 million as of May 1, 2022, which is expected to be recognized over a weighted-average period of 2.5 years.
A summary of the balances of the Company's stock-based compensation plans as of May 1, 2022, and changes during the first quarter then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of January 30, 2022	789	$186.10	167	$225.27	4	$326.70	238	$265.90
Granted	172	376.92	114	273.49	—	—	93	376.92
Exercised/released	36	142.09	114	170.04	—	—	89	214.60
Forfeited/expired	5	261.38	2	304.24	—	—	4	317.78
Balance as of May 1, 2022	920	$223.21	165	$295.62	4	$326.70	238	$327.25
Exercisable as of May 1, 2022	415	$152.79
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
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first quarter of 2022:

First Quarter
2022
Expected term	3.75 years
Expected volatility	40.00%
Risk-free interest rate	2.51%
Dividend yield	—%
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the first quarter of 2022, there were 21.6 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $3.4 million and $2.8 million in the first quarter of 2022 and 2021, respectively.
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of May 1, 2022 and January 30, 2022, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	May 1, 2022	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$200,316	$200,316	$—	$—	Cash and cash equivalents
Term deposits	136,127	—	136,127	—	Cash and cash equivalents
Forward currency contract assets	21,722	—	21,722	—	Prepaid expenses and other current assets
Forward currency contract liabilities	15,353	—	15,353	—	Other current liabilities

	January 30, 2022	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$38,475	$38,475	$—	$—	Cash and cash equivalents
Term deposits	318,698	—	318,698	—	Cash and cash equivalents
Forward currency contract assets	19,077	—	19,077	—	Prepaid expenses and other current assets
Forward currency contract liabilities	18,985	—	18,985	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first quarter of 2022.
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
During the first quarter of 2022, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The

Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of May 1, 2022, there were derivative assets of $21.7 million and derivative liabilities of $15.4 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	May 1, 2022			January 30, 2022
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,081,000	$15,290	$—	$1,502,000	$18,468	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,195,495	6,432	15,353	1,597,878	609	18,985
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$21,722	$15,353		$19,077	$18,985
The forward currency contracts designated as net investment hedges outstanding as of May 1, 2022 mature on different dates between May 2022 and February 2023.
The forward currency contracts not designated in a hedging relationship outstanding as of May 1, 2022 mature on different dates between May 2022 and February 2023.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	First Quarter
	2022	2021
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$6,847	$(31,986)
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	First Quarter
	2022	2021
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$(1,743)	$(33,540)
Derivatives not designated in a hedging relationship	(892)	30,592
Net foreign currency exchange and derivative gains (losses)	$(2,635)	$(2,948)

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
Note 8. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	First Quarter
	2022	2021
	(In thousands, except per share amounts)
Net income	$189,998	$144,956
Basic weighted-average number of shares outstanding	128,077	130,358
Assumed conversion of dilutive stock options and awards	464	626
Diluted weighted-average number of shares outstanding	128,541	130,984
Basic earnings per share	$1.48	$1.11
Diluted earnings per share	$1.48	$1.11
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the first quarter of 2022 and 2021, 0.1 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On January 31, 2019, the Company's board of directors approved a stock repurchase program for up to $500.0 million of the Company's common shares. On December 1, 2020, it approved an increase in the remaining authorization from $263.6 million to $500.0 million, and on October 1, 2021, it approved an increase in the remaining authorization from $141.2 million to $641.2 million. During the first quarter of 2022, the Company completed the remaining stock repurchases under this program.
On March 23, 2022, the Company's board of directors approved a stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. As of May 1, 2022, the remaining authorized value of shares available to be repurchased under this program was $954.8 million.
During the first quarter of 2022 and 2021, 0.7 million and 0.3 million shares, respectively, were repurchased under the program at a total cost of $232.6 million and $83.8 million, respectively.
Subsequent to May 1, 2022, and up to May 27, 2022, 0.3 million shares were repurchased at a total cost of $87.9 million.

Note 9. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	May 1, 2022	January 30, 2022
	(In thousands)
Inventories:
Inventories, at cost	$1,326,659	$1,004,526
Provision to reduce inventories to net realizable value	(51,619)	(38,045)
	$1,275,040	$966,481
Prepaid expenses and other current assets:
Prepaid inventories	$—	$42,691
Other prepaid expenses	117,707	98,254
Forward currency contract assets	21,722	19,077
Other current assets	45,083	32,550
	$184,512	$192,572
Property and equipment, net:
Land	$70,353	$74,297
Buildings	27,764	30,880
Leasehold improvements	709,800	676,762
Furniture and fixtures	132,111	125,213
Computer hardware	136,399	130,393
Computer software	615,290	532,819
Equipment and vehicles	27,567	23,060
Work in progress	126,151	163,420
Property and equipment, gross	1,845,435	1,756,844
Accumulated depreciation	(870,651)	(829,134)
	$974,784	$927,710
Other non-current assets:
Cloud computing arrangement implementation costs	$94,765	$89,334
Security deposits	23,968	24,083
Other	18,427	18,685
	$137,160	$132,102
Accrued liabilities and other:
Accrued operating expenses	$116,638	$116,822
Accrued freight	73,192	71,390
Sales return allowances	47,838	41,690
Accrued duty	28,121	27,182
Forward currency contract liabilities	15,353	18,985
Sales tax collected	15,131	13,540
Accrued rent	12,446	11,254
Accrued capital expenditures	15,949	9,616
Accrued inventory liabilities	21,965	4,005
Other	16,305	16,316
	$362,938	$330,800

Note 10. Segmented Information
The Company's segments are based on the financial information it uses in managing its business and comprise two reportable segments: (i) company-operated stores and (ii) direct to consumer. The remainder of its operations which includes outlets, temporary locations, MIRROR, sales to wholesale accounts, and license and supply arrangements are included within Other.

	First Quarter
	2022	2021
	(In thousands)
Net revenue:
Company-operated stores	$731,604	$536,584
Direct to consumer	721,253	545,089
Other	160,606	144,792
	$1,613,463	$1,226,465
Segmented income from operations:
Company-operated stores	$160,706	$99,148
Direct to consumer	285,107	236,933
Other	19,527	14,506
	465,340	350,587
General corporate expense	202,798	146,907
Amortization of intangible assets	2,195	2,195
Acquisition-related expenses	—	7,664
Income from operations	260,347	193,821
Other income (expense), net	(22)	227
Income before income tax expense	$260,325	$194,048

Capital expenditures:
Company-operated stores	$24,946	$18,565
Direct to consumer	20,339	26,581
Corporate and other	66,067	19,079
	$111,352	$64,225
Depreciation and amortization:
Company-operated stores	$31,310	$26,800
Direct to consumer	8,669	5,748
Corporate and other	24,491	17,937
	$64,470	$50,485

Note 11. Net Revenue by Geography and Category
The following table disaggregates the Company's net revenue by geographic area.

	First Quarter
	2022	2021
	(In thousands)
United States	$1,098,329	$849,614
Canada	244,944	167,729
Outside of North America	270,190	209,122
	$1,613,463	$1,226,465
In addition to the disaggregation of net revenue by reportable segment, the following table disaggregates the Company's net revenue by category.

	First Quarter
	2022	2021
	(In thousands)
Women's product	$1,073,924	$849,645
Men's product	374,998	274,307
Other categories	164,541	102,513
	$1,613,463	$1,226,465
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
Note 13. Subsequent Event
Subsequent to May 1, 2022, the Company completed the sale of an administrative office building. As of May 1, 2022, the building's carrying value of $5.4 million was classified as a held for sale and was recognized within other current assets. The sale resulted in a pre-tax gain of $10.2 million which will be recognized during the second quarter of 2022.

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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2021 Annual Report on Form 10-K filed with the SEC on March 29, 2022. Fiscal 2022 and fiscal 2021 are referred to as "2022," and "2021," respectively. The first quarter of 2022 and 2021 ended on May 1, 2022 and May 2, 2021, respectively. Components of management's discussion and analysis of financial condition and results of operations include:
•Overview and COVID-19 Update
•Financial Highlights
•Quarter-to-Date Results of Operations
•Comparable Store Sales and Total Comparable Sales
•Non-GAAP Financial Measures
•Seasonality
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Operating Locations
We disclose material non-public information through one or more of the following channels: our investor relations website (http://corporate.lululemon.com/investors), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls, and webcasts.
Overview
lululemon athletica inc. is principally a designer, distributor, and retailer of technical athletic apparel, footwear, and accessories. We have a vision to create transformative products and experiences that build meaningful connections, unlocking greater possibility and wellbeing for all. Since our inception, we have fostered a distinctive corporate culture; we promote a set of core values in our business which include taking personal responsibility, acting with courage, valuing connection and inclusion, and choosing to have fun. These core values attract passionate and motivated employees who are driven to achieve personal and professional goals, and share our purpose "to elevate human potential by helping people feel their best."
Our performance apparel and footwear are marketed under the lululemon brand. We offer a comprehensive line of apparel and accessories. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other activities. We also offer apparel designed for being On the Move and fitness-related accessories. We expect to continue to broaden our merchandise offerings through expansion across these product areas. We also offer in-home fitness equipment and associated content subscriptions, including live and on-demand classes, through our MIRROR brand.
COVID-19 Update
COVID-19 continues to impact the global economy and cause disruption and volatility. While most of our retail locations were open throughout the first quarter of fiscal 2022 and 2021, certain locations were temporarily closed based on government and health authority guidance. Certain stores and our third party distribution center in the People's Republic of China ("PRC") experienced temporary closures during the first quarter of 2022, and there is uncertainty regarding the ongoing impact of COVID-19 on our operations in the PRC. We believe we will continue to experience differing levels of disruption and volatility, market by market. The pandemic has impacted our suppliers and our distribution and logistics providers, including in the PRC. There has been disruption in transportation and port congestion, an increase in freight costs, and we have increased our use of air freight. We expect this disruption and these increased costs to continue throughout 2022.
Financial Highlights
For the first quarter of 2022, compared to the first quarter of 2021:
•Net revenue increased 32% to $1.6 billion. On a constant dollar basis, net revenue increased 32%.
•Total comparable sales increased 28%, or 29% on a constant dollar basis.
–Comparable store sales increased 24%, or 24% on a constant dollar basis.
–Direct to consumer net revenue increased 32%, or 33% on a constant dollar basis.
•Gross profit increased 24% to $870.4 million.
•Gross margin decreased 320 basis points to 53.9%.
•Income from operations increased 34% to $260.3 million.
•Operating margin increased 30 basis points to 16.1%.
•Income tax expense increased 43% to $70.3 million. Our effective tax rate for the first quarter of 2022 was 27.0% compared to 25.3% for the first quarter of 2021.
•Diluted earnings per share were $1.48 compared to $1.11 in the first quarter of 2021. The first quarter of 2021 includes $7.3 million of after-tax costs related to the MIRROR acquisition, which reduced diluted earnings per share by $0.05. There were no acquisition-related expenses in the first quarter of 2022.
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

	First Quarter
	2022	2021	2022	2021
	(In thousands)		(Percentage of net revenue)
Net revenue	$1,613,463	$1,226,465	100.0%	100.0%
Cost of goods sold	743,070	526,151	46.1	42.9
Gross profit	870,393	700,314	53.9	57.1
Selling, general and administrative expenses	607,851	496,634	37.7	40.5
Amortization of intangible assets	2,195	2,195	0.1	0.2
Acquisition-related expenses	—	7,664	—	0.6
Income from operations	260,347	193,821	16.1	15.8
Other income (expense), net	(22)	227	—	—
Income before income tax expense	260,325	194,048	16.1	15.8
Income tax expense	70,327	49,092	4.4	4.0
Net income	$189,998	$144,956	11.8%	11.8%
Net Revenue
Net revenue increased $387.0 million, or 32%, to $1.6 billion for the first quarter of 2022 from $1.2 billion for the first quarter of 2021. On a constant dollar basis, assuming the average foreign currency exchange rates for the first quarter of 2022 remained constant with the average foreign currency exchange rates for the first quarter of 2021, net revenue increased $394.1 million, or 32%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from increased comparable store sales and new company-operated stores. Direct to consumer net revenue and other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 28% for the first quarter of 2022 compared to the first quarter of 2021. Total comparable sales increased 29% on a constant dollar basis.
Net revenue for the first quarter of 2022 and 2021 is summarized below.

	First Quarter
	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentages)
Company-operated stores	$731,604	$536,584	45.3%	43.8%	$195,020	36.3%
Direct to consumer	721,253	545,089	44.7	44.4	176,164	32.3
Other	160,606	144,792	10.0	11.8	15,814	10.9
Net revenue	$1,613,463	$1,226,465	100.0%	100.0%	$386,998	31.6%
Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by increased comparable store sales. Comparable store sales increased 24%, or 24% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, partially offset by a decrease in conversion rates and dollar value per transaction. Net revenue from company-operated stores that we opened or significantly expanded since the first quarter of 2021 contributed $93.9 million to the increase in net revenue from our company-operated stores. We opened 56 net new company-operated stores since the first quarter of 2021, including 38 stores in Asia Pacific, 12 stores in North America, and six stores in Europe.
Direct to Consumer. Direct to consumer net revenue increased 32%, or 33% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates.

Other. The increase in net revenue was primarily due to increased outlet sales, license and supply arrangement revenue, and sales to wholesale accounts. The increase in net revenue was partially offset by a decrease in net revenue from MIRROR and our pop up locations, which had fewer locations open compared to the prior year.
Gross Profit

	First Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$870,393	$700,314	$170,079	24.3%

Gross margin	53.9%	57.1%	(320) basis points
The decrease in gross margin was primarily the result of:
•a decrease in product margin of 370 basis points, primarily due to higher air freight costs as a result of global supply chain disruption;
•an increase in costs related to our distribution centers and product departments as a percentage of net revenue of 20 basis points; and
•an unfavorable impact of foreign currency exchange rates of 10 basis points.
The decrease in gross margin was partially offset by a decrease in occupancy and depreciation costs as a percentage of net revenue of 80 basis points, driven primarily by the increase in net revenue.
Selling, General and Administrative Expenses

	First Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$607,851	$496,634	$111,217	22.4%

Selling, general and administrative expenses as a percentage of net revenue	37.7%	40.5%	(280) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $68.4 million, comprised of:
–an increase in costs of $36.4 million primarily due to an increase in brand and community costs, professional fees, technology costs, and depreciation; and
–an increase in employee costs of $32.0 million primarily due to an increase in salaries and wages expense and incentive compensation, primarily as a result of headcount growth as well as increased salaries;
•an increase in costs related to our operating channels of $43.1 million, comprised of:
–an increase in employee costs of $24.6 million primarily due to an increase in salaries and wages expense and incentive compensation in our company-operated stores and direct to consumer channels, primarily from the growth in our business as well as increased wage rates;
–an increase in variable costs of $17.3 million primarily due to an increase in distribution costs and credit card fees, as a result of increased net revenue; and
–an increase in operating costs of $5.5 million primarily due to increased depreciation and an increase in repairs and maintenance costs in our company-operated stores.

The increase in costs related to our operating channels was partially offset by a decrease in brand and community costs of $4.3 million primarily due to a decrease in marketing expenses related to MIRROR, partially offset by an increase in digital marketing expenses related to our direct to consumer channel.
•a decrease in net foreign currency exchange and derivative revaluation losses of $0.3 million.
Amortization of intangible assets

	First Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$2,195	$2,195	$—	—%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR.
Acquisition-related expenses

	First Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$—	$7,664	$(7,664)	(100.0)%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $7.2 million and integration related costs of $0.5 million in the first quarter of 2021. There were no acquisition-related expenses in the first quarter of 2022.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses. Segmented income from operations is summarized below.

	First Quarter
	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$160,706	$99,148	22.0%	18.5%	$61,558	62.1%
Direct to consumer	285,107	236,933	39.5	43.5	48,174	20.3
Other	19,527	14,506	12.2	10.0	5,021	34.6
	$465,340	$350,587			$114,753	32.7%
General corporate expense	202,798	146,907			55,891	38.0
Amortization of intangible assets	2,195	2,195			—	—
Acquisition-related expenses	—	7,664			(7,664)	(100.0)
Income from operations	$260,347	$193,821			$66,526	34.3%

Operating margin	16.1%	15.8%			30 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $93.4 million, driven by increased net revenue, as a result of increased comparable store sales and sales from new and significantly expanded stores, as well as higher gross margin. The increase in gross margin was primarily due to leverage on fixed costs, partially offset by lower product margin driven by increased air freight costs relative to net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher salaries and wages expense and higher incentive compensation as a result of the growth in our business. Store operating costs increased primarily due to increases in credit card fees, packaging costs, and distribution costs, as a result of higher net revenue, as well as increased repairs and maintenance. Income from operations as a percentage of company-operated stores net revenue increased due to leverage on selling, general and administrative expenses and higher gross margin.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $79.5 million, driven by increased net revenue as a result of increased traffic and a higher dollar value per transaction, partially offset by lower gross margin. The decrease in gross margin was primarily due to lower product margin driven by increased air freight and distribution center costs relative to net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher variable operating costs including distribution costs and credit card fees, as a result of higher net revenue, as well as higher digital marketing expenses, employee costs, and depreciation. Income from operations as a percentage of direct to consumer net revenue decreased primarily due to decreased gross margin, partially offset by leverage on selling, general and administrative expenses.
Other. The increase in other income from operations was primarily due to decreased selling, general and administrative expenses, driven by decreased MIRROR marketing expenses, and decreased people costs at our other retail locations primarily due to fewer pop up locations open compared to the prior year. These decreases were partially offset by decreased gross profit of $2.9 million, driven by increased air freight costs. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses, partially offset by lower gross margin.
General Corporate Expenses. The increase in general corporate expenses was primarily due to increased employee costs, primarily from the growth in our business, as well as increased brand and community costs, professional fees, technology costs, and depreciation. The increase in general corporate expense was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $0.3 million.
Other Income (Expense), Net

	First Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$(22)	$227	$(249)	(109.7)%
The decrease in other income, net was primarily due to a decrease in interest income as a result of lower cash balances.
Income Tax Expense

	First Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$70,327	$49,092	$21,235	43.3%

Effective tax rate	27.0%	25.3%	170 basis points
The increase in the effective tax rate was primarily due to a net decrease in tax deductions related to stock-based compensation and accrued withholding taxes on unremitted foreign earnings.
Net Income

	First Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$189,998	$144,956	$45,042	31.1%
The increase in net income was primarily due to an increase in gross profit of $170.1 million and a decrease in acquisition-related expenses of $7.7 million, partially offset by an increase in selling, general and administrative expenses of $111.2 million, an increase in income tax expense of $21.2 million, and a decrease in other income (expense), net of $0.2 million.

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
Constant dollar changes in net revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	First Quarter 2022
	Net Revenue
	(In thousands)	(Percentages)
Change	$386,998	32%
Adjustments due to foreign currency exchange rate changes	7,098	—
Change in constant dollars	$394,096	32%

Constant dollar changes in total comparable sales, comparable store sales, and direct to consumer net revenue
The below changes in total comparable sales, comparable store sales, and direct to consumer net revenue show the change compared to the corresponding period in the prior year.

	First Quarter 2022
	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue
Change	28%	24%	32%
Adjustments due to foreign currency exchange rate changes	1	—	1
Change in constant dollars	29%	24%	33%
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
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Quarter
	2022	2021	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$(243,256)	$214,109	$(457,365)
Investing activities	(101,328)	(85,464)	(15,864)
Financing activities	(259,560)	(122,235)	(137,325)
Effect of foreign currency exchange rate changes on cash	(6,711)	22,812	(29,523)
Increase (decrease) in cash and cash equivalents	$(610,855)	$29,222	$(640,077)
Operating Activities
The increase in cash used in operating activities was primarily as a result of:
•a decrease in cash flows from the changes in operating assets and liabilities of $487.9 million. This decrease was driven by changes in inventories, income taxes, and accrued compensation; and

•changes in adjusting items of $14.5 million, primarily driven by lower cash inflows related to derivatives not designated in a hedging relationship, partially offset by increased depreciation and stock-based compensation expenses.
The increase in cash used in operating activities was partially offset by increased net income of $45.0 million.
Investing Activities
The increase in cash used in investing activities was primarily due to increased capital expenditures, partially offset by the settlement of net investment hedges. The increase in capital expenditures was primarily due to increased corporate expenditures driven by investment in technology and business systems and increased expenditures on corporate office renovations. There was also increased company-operated store expenditures driven by opening new stores as well remodeling stores to support our footwear launch. This was partially offset by decreased capital expenditures for our direct to consumer segment.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in stock repurchases. Cash used in financing activities for the first quarter of 2022 included $232.6 million to repurchase 0.7 million shares of our common stock compared to $83.8 million to repurchase 0.3 million shares for the first quarter of 2021. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
The following table includes certain measures of our liquidity:

May 1, 2022
(In thousands)
Cash and cash equivalents	$649,016
Working capital excluding cash and cash equivalents(1)	447,333
Capacity under committed revolving credit facility	396,907
__________
(1)Working capital is calculated as current assets of $2.3 billion less current liabilities of $1.2 billion.
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of May 1, 2022, letters of credit and letters of guarantee totaling $4.3 million had been issued, including $3.1 million under our committed revolving credit facility.
Our committed North America credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of May 1, 2022, aside from letters of credit of $3.1 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 4. Revolving Credit Facilities included in Item 1 of Part I of this report.
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
Our critical accounting policies and estimates are discussed within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Annual Report on Form 10-K filed with the SEC on March 29, 2022.
Operating Locations
Our company-operated stores by country as of May 1, 2022 and January 30, 2022 are summarized in the table below.

Number of company-operated stores by country	May 1, 2022	January 30, 2022
United States	325	324
People's Republic of China(1)	87	86
Canada	64	63
Australia	31	31
United Kingdom	18	17
South Korea	13	12
Germany	8	9
New Zealand	7	7
Japan	6	6
Singapore	6	6
Ireland	4	3
France	3	3
Malaysia	2	2
Sweden	2	2
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	579	574
__________
(1)Included within PRC as of May 1, 2022, were nine stores in Hong Kong Special Administrative Region, five stores in Taiwan, and two stores in Macao Special Administration Region. As of January 30, 2022, there were nine stores in Hong Kong Special Administrative Region, five stores in Taiwan, and two stores in Macao Special Administration Region.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of May 1, 2022, there were 16 licensed locations, including eight in Mexico, six in the United Arab Emirates, one in Kuwait, and one in Qatar.
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

As of May 1, 2022, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign currency exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 7. Derivative Financial Instruments included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first quarter of 2022, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $11.4 million increase in accumulated other comprehensive loss within stockholders' equity. During the first quarter of 2021, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $67.1 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the foreign currency exchange rates in effect for the first quarter of 2022 would have resulted in lower income from operations of approximately $26.6 million. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first quarter of 2022. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign currency exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of May 1, 2022, aside from letters of credit of $3.1 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Inflation
Inflationary factors such as increases in the cost of our product as well as overhead costs may adversely affect our operating results. During 2021 and the first quarter of 2022, our operating margin was impacted by higher air freight costs compared to fiscal 2020 as a result of global supply chain disruption, as well as increased wage costs. Sustained increases in transportation costs, wages, and raw material costs, or other inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of May 1, 2022. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of May 1, 2022, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended May 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 12. Legal Proceedings and Other Contingencies included in Item 1 of Part I of this report and in our 2021 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our 2021 Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected as a result of any of these risks.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. COVID-19 negatively impacted our business and operations in 2020. While conditions improved in 2021, the extent and duration of ongoing impacts remain uncertain. Certain stores and our third party distribution center in the PRC experienced temporary closures during the first quarter of 2022, and there is uncertainty regarding the ongoing impact of COVID-19 on our operations in the PRC.
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
Further resurgences in COVID-19 cases, including from variants, could cause additional restrictions, including temporarily closing all or some of our stores again. An outbreak at one of our locations, even if we follow appropriate precautionary measures, could negatively impact our employees, guests, and brand. There is uncertainty over the impact of COVID-19 on the U.S., Canadian, PRC, and global economies, consumer willingness to visit stores, malls, and lifestyle centers, and employee willingness to staff our stores as the pandemic continues and if there are future resurgences. There is also uncertainty regarding potential long-term changes to consumer shopping behavior and preferences and whether consumer demand will recover when restrictions are lifted.
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
We work with a group of approximately 65 suppliers to provide the fabrics for our products. In 2021, 56% of our fabrics were produced by our top five fabric suppliers, and the largest single manufacturer produced approximately 27% of fabric used. During 2021, approximately 48% of our fabrics originated from Taiwan, 19% from China Mainland, 11% from Sri Lanka, and the remainder from other regions.
We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps, and drawcords from suppliers located predominantly in the Asia Pacific region, including the PRC.
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
Our supply of fabric or manufacture of our products could be disrupted or delayed by economic or political conditions, and by the impact of health pandemics, including the current COVID-19 pandemic, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. The receipt of inventory sourced from areas impacted by COVID-19 has been slowed or disrupted and our manufacturers may also face similar challenges in receiving fabric and fulfilling our orders. In addition, ocean freight capacity issues continue to persist worldwide as there is much greater demand for shipping and reduced capacity and equipment. Any delays, interruption, or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
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
The fabrics used to make our products include synthetic fabrics whose raw materials include petroleum-based products. Our products also include silver and natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. Any and all of these factors may be exacerbated by global climate change. In addition, ongoing impacts of the pandemic, political instability, trade relations, sanctions, inflationary pressure, or other geopolitical or economic conditions could cause raw material costs to increase and have an adverse effect on our future margins. Increases in the cost of raw materials, including petroleum or the prices we pay for silver and our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition, and cash flows.
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
Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions, high levels of unemployment, health pandemics (such as the impact of the current COVID-19 coronavirus pandemic, including reduced store traffic and widespread temporary closures of retail locations), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment. Global economic conditions are uncertain and volatile, due in part to the impacts of COVID-19 and related restrictions and mitigation measures, the potential impacts of increasing inflation, the potential impacts of geopolitical uncertainties, and any potential sanctions, restrictions or responses to those conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
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
Repatriations from our Canadian subsidiaries are not subject to Canadian withholding taxes if such distributions are made as a return of capital. Historically, we have not accrued for any Canadian withholding taxes that would be payable on repatriations from our Canadian subsidiaries because the net investment in our Canadian subsidiaries is indefinitely reinvested, or could be repatriated free of withholding tax. The extent to which increases in the net assets of our Canadian subsidiaries can be repatriated free of withholding tax is dependent on, among other things, the amount of paid-up-capital in our Canadian subsidiaries and transactions undertaken by our exchangeable shareholders. As of May 1, 2022, we had 5.2 million exchangeable shares outstanding. If there are insufficient transactions by our exchangeable shareholders between now and the end of 2022, and our Canadian subsidiary continues to generate profits at historic rates, then we will be unable to repatriate all of our 2022 Canadian earnings free of withholding tax. We have therefore accrued for Canadian withholding taxes on the portion of our 2022 earnings which we expect to be unable to repatriate free of withholding tax. This has increased our effective tax rate, and absent further transactions by our exchangeable shareholders, we expect our tax rate to increase further in fiscal 2023.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the first quarter of 2022 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 31, 2022 - February 27, 2022	364,581	$323.27	364,581	$69,585,052
February 28, 2022 - April 3, 2022	223,501	311.34	223,501	1,000,000,000
April 4, 2022 - May 1, 2022	120,288	375.67	120,288	954,811,791
Total	708,370		708,370
__________
(1)Monthly information is presented by reference to our fiscal periods during our first quarter of 2022.
(2)On January 31, 2019, our board of directors approved a stock repurchase program of up to $500.0 million of our common shares on the open market or in privately negotiated transactions. On December 1, 2020, our board of directors approved an increase in the remaining authorization of our existing stock repurchase program from $264 million to $500.0 million, and on October 1, 2021, it approved an increase in the remaining authorization from $141.2 million to $641.2 million. During the first quarter of 2022, we completed the remaining stock repurchases under this program. On March 23, 2022, our board of directors approved a stock repurchase program of up to $1.0 billion of our common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors.

The following table provides information regarding our purchases of shares of our common stock during the first quarter of 2022 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 31, 2022 - February 27, 2022	6,040	$320.86	6,040	4,585,612
February 28, 2022 - April 3, 2022	9,584	332.37	9,584	4,576,028
April 4, 2022 - May 1, 2022	6,001	377.05	6,001	4,570,027
Total	21,625		21,625
__________
(1)Monthly information is presented by reference to our fiscal periods during our first quarter of 2022.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2022, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: June 2, 2022

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2022, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

*	Furnished herewith.