Form 10-Q
period 2022-07-31
lululemon athletica inc.
filed 2022-09-01
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 26, 2022, there were 122,303,352 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of August 26, 2022, there were outstanding 5,203,012 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, as of August 26, 2022, the registrant had outstanding 5,203,012 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	July 31, 2022	January 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$498,831	$1,259,871
Accounts receivable	81,784	77,001
Inventories	1,462,076	966,481
Prepaid and receivable income taxes	166,438	118,928
Prepaid expenses and other current assets	177,965	192,572
	2,387,094	2,614,853
Property and equipment, net	1,059,859	927,710
Right-of-use lease assets	867,901	803,543
Goodwill	386,868	386,880
Intangible assets, net	66,908	71,299
Deferred income tax assets	6,025	6,091
Other non-current assets	146,056	132,102
	$4,920,711	$4,942,478
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$259,927	$289,728
Accrued liabilities and other	345,105	330,800
Accrued compensation and related expenses	153,381	204,921
Current lease liabilities	196,259	188,996
Current income taxes payable	50,815	133,852
Unredeemed gift card liability	172,666	208,195
Other current liabilities	29,057	48,842
	1,207,210	1,405,334
Non-current lease liabilities	757,865	692,056
Non-current income taxes payable	28,555	38,074
Deferred income tax liabilities	53,271	53,352
Other non-current liabilities	16,012	13,616
	2,062,913	2,202,432
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 122,334 and 123,297 issued and outstanding	612	616
Additional paid-in capital	433,092	422,507
Retained earnings	2,636,377	2,512,840
Accumulated other comprehensive loss	(212,283)	(195,917)
	2,857,798	2,740,046
	$4,920,711	$4,942,478
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net revenue	$1,868,328	$1,450,618	$3,481,791	$2,677,083
Cost of goods sold	812,852	607,932	1,555,922	1,134,083
Gross profit	1,055,476	842,686	1,925,869	1,543,000
Selling, general and administrative expenses	662,253	541,317	1,270,104	1,037,951
Amortization of intangible assets	2,195	2,195	4,390	4,390
Acquisition-related expenses	—	8,143	—	15,807
Gain on disposal of assets	(10,180)	—	(10,180)	—
Income from operations	401,208	291,031	661,555	484,852
Other income (expense), net	145	96	123	323
Income before income tax expense	401,353	291,127	661,678	485,175
Income tax expense	111,832	83,053	182,159	132,145
Net income	$289,521	$208,074	$479,519	$353,030

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$8,715	$(36,014)	(17,133)	31,227
Net investment hedge gains (losses)	(4,289)	12,494	767	(11,111)
Other comprehensive income (loss), net of tax	$4,426	$(23,520)	$(16,366)	$20,116
Comprehensive income	$293,947	$184,554	$463,153	$373,146

Basic earnings per share	$2.27	$1.60	$3.75	$2.71
Diluted earnings per share	$2.26	$1.59	$3.74	$2.70
Basic weighted-average number of shares outstanding	127,619	130,007	127,848	130,187
Diluted weighted-average number of shares outstanding	127,906	130,490	128,224	130,742
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended July 31, 2022
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of May 1, 2022	5,203	5,203	$—	122,732	$614	$412,713	$2,471,432	$(216,709)	$2,668,050
Net income							289,521		289,521
Other comprehensive income (loss), net of tax								4,426	4,426
Stock-based compensation expense						20,817			20,817
Common stock issued upon settlement of stock-based compensation				24	—	1,043			1,043
Shares withheld related to net share settlement of stock-based compensation				(2)	—	(719)			(719)
Repurchase of common stock				(420)	(2)	(762)	(124,576)		(125,340)
Balance as of July 31, 2022	5,203	5,203	$—	122,334	$612	$433,092	$2,636,377	$(212,283)	$2,857,798

	Quarter Ended August 1, 2021
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of May 2, 2021	5,203	5,203	$—	125,069	$625	$364,743	$2,408,006	$(133,519)	$2,639,855
Net income							208,074		208,074
Other comprehensive income (loss), net of tax								(23,520)	(23,520)
Stock-based compensation expense						15,289			15,289
Common stock issued upon settlement of stock-based compensation				88	—	5,218			5,218
Shares withheld related to net share settlement of stock-based compensation				(8)	—	(2,668)			(2,668)
Repurchase of common stock				(505)	(2)	(845)	(170,235)		(171,082)
Balance as of August 1, 2021	5,203	5,203	$—	124,644	$623	$381,737	$2,445,845	$(157,039)	$2,671,166

	Two Quarters Ended July 31, 2022
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 30, 2022	5,203	5,203	$—	123,297	$616	$422,507	$2,512,840	$(195,917)	$2,740,046
Net income							479,519		479,519
Other comprehensive income (loss), net of tax								(16,366)	(16,366)
Stock-based compensation expense						39,175			39,175
Common stock issued upon settlement of stock-based compensation				263	2	6,184			6,186
Shares withheld related to net share settlement of stock-based compensation				(98)	—	(32,778)			(32,778)
Repurchase of common stock				(1,128)	(6)	(1,996)	(355,982)		(357,984)
Balance as of July 31, 2022	5,203	5,203	$—	122,334	$612	$433,092	$2,636,377	$(212,283)	$2,857,798

	Two Quarters Ended August 1, 2021
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 31, 2021	5,203	5,203	$—	125,150	$626	$388,667	$2,346,428	$(177,155)	$2,558,566
Net income							353,030		353,030
Other comprehensive income (loss), net of tax								20,116	20,116
Stock-based compensation expense						30,221			30,221
Common stock issued upon settlement of stock-based compensation				412	2	9,711			9,713
Shares withheld related to net share settlement of stock-based compensation				(143)	(1)	(45,566)			(45,567)
Repurchase of common stock				(775)	(4)	(1,296)	(253,613)		(254,913)
Balance as of August 1, 2021	5,203	5,203	$—	124,644	$623	$381,737	$2,445,845	$(157,039)	$2,671,166
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Two Quarters Ended
	July 31, 2022	August 1, 2021
Cash flows from operating activities
Net income	$479,519	$353,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	132,441	104,123
Gain on disposal of assets	(10,180)	—
Stock-based compensation expense	39,175	30,221
Settlement of derivatives not designated in a hedging relationship	(8,055)	45,010
Changes in operating assets and liabilities:
Inventories	(510,567)	(137,364)
Prepaid and receivable income taxes	(47,510)	21,763
Prepaid expenses and other current assets	1,618	(8,337)
Other non-current assets	(15,046)	(5,487)
Accounts payable	(28,249)	28,232
Accrued liabilities and other	6,082	65,494
Accrued compensation and related expenses	(50,187)	19,260
Current and non-current income taxes payable	(91,874)	456
Unredeemed gift card liability	(35,099)	(19,377)
Right-of-use lease assets and current and non-current lease liabilities	8,775	1,265
Other current and non-current liabilities	(16,461)	1,483
Net cash provided by (used in) operating activities	(145,618)	499,772
Cash flows from investing activities
Purchase of property and equipment	(256,070)	(144,494)
Settlement of net investment hedges	15,469	(46,999)
Other investing activities	15,657	(10,000)
Net cash used in investing activities	(224,944)	(201,493)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	6,186	9,713
Shares withheld related to net share settlement of stock-based compensation	(32,778)	(45,567)
Repurchase of common stock	(357,984)	(254,913)
Net cash used in financing activities	(384,576)	(290,767)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5,902)	12,012
Increase (decrease) in cash and cash equivalents	(761,040)	19,524
Cash and cash equivalents, beginning of period	$1,259,871	$1,150,517
Cash and cash equivalents, end of period	$498,831	$1,170,041
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories, which are sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales from temporary locations, sales to wholesale accounts, license and supply arrangements, and recommerce. Recommerce is the sale of repurchased product via the Company's "Like New" program. The Company operates stores in the United States, the People's Republic of China ("PRC"), Canada, Australia, the United Kingdom, South Korea, Germany, New Zealand, Singapore, Japan, Ireland, France, Malaysia, Sweden, the Netherlands, Norway, and Switzerland. There were 600 and 574 company-operated stores as of July 31, 2022 and January 30, 2022, respectively. The Company also engages in the design and retail of in-home fitness equipment and associated content subscriptions through its MIRROR brand.
COVID-19 pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") caused governments and public health officials to impose restrictions and recommend precautions to mitigate the spread of the virus. While most of the Company's retail locations were open throughout the first two quarters of fiscal 2022 and 2021, certain locations were temporarily closed based on government and health authority guidance. Certain stores and the Company's third party distribution center in the PRC experienced temporary closures during the first quarter of 2022. Almost all PRC stores reopened in the second quarter of 2022, with certain localized closures dependent on COVID-19 resurgences. The pandemic has impacted the Company's suppliers and its distribution and logistics providers, including in the PRC. There has been disruption in transportation, port congestion, and an increase in freight costs, and the Company has increased its use of air freight.
Basis of presentation
The unaudited interim consolidated financial statements as of July 31, 2022 and for the quarters and two quarters ended July 31, 2022 and August 1, 2021 are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 30, 2022 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 30, 2022, which are included in Item 8 in the Company's fiscal 2021 Annual Report on Form 10-K filed with the SEC on March 29, 2022. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2021 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2022 will end on January 29, 2023 and will be a 52-week year. Fiscal 2021 was a 52-week year and ended on January 30, 2022. Fiscal 2022 and fiscal 2021 are referred to as "2022," and "2021," respectively. The first two quarters of 2022 and 2021 ended on July 31, 2022 and August 1, 2021, respectively.
The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its operating profit in the fourth fiscal quarter of each year as a result of increased net revenue during the holiday season.
Note 2. Recent Accounting Pronouncements
Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted by the Company during the first two quarters of 2022 not listed below were assessed, and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.

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

	Second Quarter		First Two Quarters
	2022	2021	2022	2021
	(in thousands)
Acquisition-related expenses:
Transaction and integration costs	$—	$1,035	$—	$1,531
Acquisition-related compensation	—	7,108	—	14,276
	$—	$8,143	$—	$15,807

Income tax effects of acquisition-related expenses	$—	$(434)	$—	$(806)
Note 4. Gain on Disposal of Assets
During the second quarter of 2022, the Company completed the sale of an administrative office building, which resulted in a pre-tax gain of $10.2 million. The income tax effect of the gain on disposal of assets was an expense of $1.7 million. The building's carrying value of $5.4 million was first classified as held for sale and recognized within other current assets as of May 1, 2022.
Note 5. Revolving Credit Facilities
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
As of July 31, 2022, aside from letters of credit of $5.2 million, the Company had no other borrowings outstanding under this credit facility.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of July 31, 2022, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan ($19.3 million) revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan ($34.1 million) during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($29.7 million) and a financial guarantee facility of up to 30.0 million Chinese Yuan ($4.4 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of July 31, 2022, the Company was in compliance with the covenants and, aside from letters of credit of 8.9 million Chinese Yuan ($1.3 million), there were no other borrowings or guarantees outstanding under this credit facility.
Note 6. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $38.8 million and $33.6 million for the first two quarters of 2022 and 2021, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $154.4 million as of July 31, 2022, which is expected to be recognized over a weighted-average period of 2.3 years.
A summary of the balances of the Company's stock-based compensation plans as of July 31, 2022, and changes during the first two quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of January 30, 2022	789	$186.10	167	$225.27	4	$326.70	238	$265.90
Granted	184	372.45	116	274.15	4	307.77	102	370.72
Exercised/released	50	122.91	114	170.04	4	326.70	95	217.92
Forfeited/expired	14	268.26	3	302.77	—	—	9	310.80
Balance as of July 31, 2022	909	$226.19	166	$295.76	4	$307.77	236	$328.60
Exercisable as of July 31, 2022	415	$153.80
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first two quarters of 2022:

First Two Quarters
2022
Expected term	3.75 years
Expected volatility	40.00%
Risk-free interest rate	2.51%
Dividend yield	—%
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the second quarter of 2022, there were 23.1 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $6.7 million and $5.8 million in the first two quarters of 2022 and 2021, respectively.
Note 7. Fair Value Measurement
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

Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of July 31, 2022 and January 30, 2022, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	July 31, 2022	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$40,357	$40,357	$—	$—	Cash and cash equivalents
Term deposits	34,894	—	34,894	—	Cash and cash equivalents
Forward currency contract assets	6,397	—	6,397	—	Prepaid expenses and other current assets
Forward currency contract liabilities	5,015	—	5,015	—	Other current liabilities

	January 30, 2022	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$38,475	$38,475	$—	$—	Cash and cash equivalents
Term deposits	318,698	—	318,698	—	Cash and cash equivalents
Forward currency contract assets	19,077	—	19,077	—	Prepaid expenses and other current assets
Forward currency contract liabilities	18,985	—	18,985	—	Other current liabilities
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
Note 8. Derivative Financial Instruments
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first two quarters of 2022.

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
During the first two quarters of 2022, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of July 31, 2022, there were derivative assets of $6.4 million and derivative liabilities of $5.0 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	July 31, 2022			January 30, 2022
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,190,500	$4,039	$—	$1,502,000	$18,468	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,470,750	2,358	5,015	1,597,878	609	18,985
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$6,397	$5,015		$19,077	$18,985
The forward currency contracts designated as net investment hedges outstanding as of July 31, 2022 mature on different dates between August 2022 and June 2023.
The forward currency contracts not designated in a hedging relationship outstanding as of July 31, 2022 mature on different dates between August 2022 and February 2023.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Second Quarter		First Two Quarters
	2022	2021	2022	2021
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$(5,807)	$16,930	$1,039	$(15,056)

No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Second Quarter		First Two Quarters
	2022	2021	2022	2021
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$(14,497)	$13,404	$(16,240)	$(20,135)
Derivatives not designated in a hedging relationship	8,600	(18,344)	7,708	12,247
Net foreign currency exchange and derivative gains (losses)	$(5,897)	$(4,940)	$(8,532)	$(7,888)
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
Note 9. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	Second Quarter		First Two Quarters
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Net income	$289,521	$208,074	$479,519	$353,030
Basic weighted-average number of shares outstanding	127,619	130,007	127,848	130,187
Assumed conversion of dilutive stock options and awards	287	483	376	555
Diluted weighted-average number of shares outstanding	127,906	130,490	128,224	130,742
Basic earnings per share	$2.27	$1.60	$3.75	$2.71
Diluted earnings per share	$2.26	$1.59	$3.74	$2.70
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the first two quarters of 2022 and 2021, 0.1 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
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
On March 23, 2022, the Company's board of directors approved a stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. As of July 31, 2022, the remaining authorized value of shares available to be repurchased under this program was $829.5 million.
During the first two quarters of 2022 and 2021, 1.1 million and 0.8 million shares, respectively, were repurchased under the program at a total cost of $358.0 million and $254.9 million, respectively.
Subsequent to July 31, 2022, and up to August 26, 2022, 31.5 thousand shares were repurchased at a total cost of $10.0 million.
Note 10. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	July 31, 2022	January 30, 2022
	(In thousands)
Inventories:
Inventories, at cost	$1,524,026	$1,004,526
Provision to reduce inventories to net realizable value	(61,950)	(38,045)
	$1,462,076	$966,481
Prepaid expenses and other current assets:
Prepaid inventories	$126	$42,691
Other prepaid expenses	121,388	98,254
Forward currency contract assets	6,397	19,077
Other current assets	50,054	32,550
	$177,965	$192,572
Property and equipment, net:
Land	$73,444	$74,297
Buildings	27,849	30,880
Leasehold improvements	731,521	676,762
Furniture and fixtures	133,183	125,213
Computer hardware	143,115	130,393
Computer software	664,310	532,819
Equipment and vehicles	27,972	23,060
Work in progress	182,107	163,420
Property and equipment, gross	1,983,501	1,756,844
Accumulated depreciation	(923,642)	(829,134)
	$1,059,859	$927,710
Other non-current assets:
Cloud computing arrangement implementation costs	$101,341	$89,334
Security deposits	26,317	24,083
Other	18,398	18,685
	$146,056	$132,102

	July 31, 2022	January 30, 2022
	(In thousands)
Accrued liabilities and other:
Accrued operating expenses	$128,755	$116,822
Accrued freight	53,901	71,390
Sales return allowances	41,934	41,690
Accrued duty	26,580	27,182
Forward currency contract liabilities	5,015	18,985
Sales tax collected	13,726	13,540
Accrued rent	12,669	11,254
Accrued capital expenditures	20,733	9,616
Accrued inventory liabilities	25,309	4,005
Other	16,483	16,316
	$345,105	$330,800

Note 11. Segmented Information
The Company's segments are based on the financial information it uses in managing its business and comprise two reportable segments: (i) company-operated stores and (ii) direct to consumer. The remainder of its operations which includes outlets, temporary locations, MIRROR, sales to wholesale accounts, license and supply arrangements, and recommerce are included within Other.

	Second Quarter		First Two Quarters
	2022	2021	2022	2021
	(In thousands)
Net revenue:
Company-operated stores	$903,077	$695,120	$1,634,681	$1,231,704
Direct to consumer	775,425	597,426	1,496,678	1,142,515
Other	189,826	158,072	350,432	302,864
	$1,868,328	$1,450,618	$3,481,791	$2,677,083
Segmented income from operations:
Company-operated stores	$256,807	$184,996	$417,513	$284,144
Direct to consumer	326,423	260,248	611,530	497,181
Other	29,626	22,240	49,153	36,746
	612,856	467,484	1,078,196	818,071
General corporate expense	219,633	166,115	422,431	313,022
Amortization of intangible assets	2,195	2,195	4,390	4,390
Acquisition-related expenses	—	8,143	—	15,807
Gain on disposal of assets	(10,180)	—	(10,180)	—
Income from operations	401,208	291,031	661,555	484,852
Other income (expense), net	145	96	123	323
Income before income tax expense	$401,353	$291,127	$661,678	$485,175

Capital expenditures:
Company-operated stores	$60,905	$28,656	$85,851	$47,221
Direct to consumer	7,003	16,902	27,342	43,483
Corporate and other	76,810	34,711	142,877	53,790
	$144,718	$80,269	$256,070	$144,494
Depreciation and amortization:
Company-operated stores	$32,015	$28,304	$63,325	$55,104
Direct to consumer	8,807	6,836	17,476	12,584
Corporate and other	27,149	18,498	51,640	36,435
	$67,971	$53,638	$132,441	$104,123

Note 12. Net Revenue by Geography and Category
The following table disaggregates the Company's net revenue by geographic area.

	Second Quarter		First Two Quarters
	2022	2021	2022	2021
	(In thousands)
United States	$1,278,361	$996,292	$2,376,690	$1,845,906
Canada	268,622	216,502	513,566	384,231
Outside of North America	321,345	237,824	591,535	446,946
	$1,868,328	$1,450,618	$3,481,791	$2,677,083
In addition to the disaggregation of net revenue by reportable segment, the following table disaggregates the Company's net revenue by category. Other categories is primarily composed of accessories, MIRROR, and footwear.

	Second Quarter		First Two Quarters
	2022	2021	2022	2021
	(In thousands)
Women's product	$1,205,636	$968,951	$2,279,560	$1,818,596
Men's product	461,310	363,063	836,308	637,370
Other categories	201,382	118,604	365,923	221,117
	$1,868,328	$1,450,618	$3,481,791	$2,677,083
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
In April 2020, Aliign Activation Wear, LLC filed a lawsuit in the United States District Court for the Central District of California alleging federal trademark infringement, false designation of origin and unfair competition. The plaintiff is seeking injunctive relief, monetary damages and declaratory relief. The Company obtained summary judgment that the Company did not infringe upon any of the plaintiff's rights and the district court entered judgment in the Company's favor on all claims. The plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit affirmed the district court's decision on all grounds and entered judgment in favor of the Company in August 2022.
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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2021 Annual Report on Form 10-K filed with the SEC on March 29, 2022. Fiscal 2022 and fiscal 2021 are referred to as "2022," and "2021," respectively. The first two quarters of 2022 and 2021 ended on July 31, 2022 and August 1, 2021, respectively. Components of management's discussion and analysis of financial condition and results of operations include:
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

COVID-19 Update
While most of our retail locations were open throughout the first two quarters of fiscal 2022 and 2021, certain locations were temporarily closed based on government and health authority guidance. Certain stores and our third party distribution center in the People's Republic of China ("PRC") experienced temporary closures during the first quarter of 2022. Almost all PRC stores reopened in the second quarter of 2022, with certain localized closures dependent on COVID-19 resurgences. We believe we will continue to experience differing levels of disruption and volatility, market by market. The pandemic has impacted our suppliers and our distribution and logistics providers, including in the PRC. There has been disruption in transportation, port congestion, and an increase in freight costs, and we have increased our use of air freight. We expect supply disruptions to continue throughout 2022 and into 2023.
Financial Highlights
For the second quarter of 2022, compared to the second quarter of 2021:
•Net revenue increased 29% to $1.9 billion. On a constant dollar basis, net revenue increased 31%.
•Total comparable sales increased 23%, or 25% on a constant dollar basis.
–Comparable store sales increased 16%, or 18% on a constant dollar basis.
–Direct to consumer net revenue increased 30%, or 32% on a constant dollar basis.
•Gross profit increased 25% to $1.1 billion.
•Gross margin decreased 160 basis points to 56.5%.
•Income from operations increased 38% to $401.2 million.
•Operating margin increased 140 basis points to 21.5%.
•Income tax expense increased 35% to $111.8 million. Our effective tax rate for the second quarter of 2022 was 27.9% compared to 28.5% for the second quarter of 2021.
•Diluted earnings per share were $2.26 compared to $1.59 in the second quarter of 2021. The second quarter of 2022 includes $8.5 million of after-tax gains from the sale of an administrative office building, which increased diluted earnings per share by $0.06. The second quarter of 2021 includes $7.7 million of after-tax costs related to the MIRROR acquisition, which reduced diluted earnings per share by $0.06.
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

	Second Quarter
	2022	2021	2022	2021
	(In thousands)		(Percentage of net revenue)
Net revenue	$1,868,328	$1,450,618	100.0%	100.0%
Cost of goods sold	812,852	607,932	43.5	41.9
Gross profit	1,055,476	842,686	56.5	58.1
Selling, general and administrative expenses	662,253	541,317	35.4	37.3
Amortization of intangible assets	2,195	2,195	0.1	0.2
Acquisition-related expenses	—	8,143	—	0.6
Gain on disposal of assets	(10,180)	—	(0.5)	—
Income from operations	401,208	291,031	21.5	20.1
Other income (expense), net	145	96	—	—
Income before income tax expense	401,353	291,127	21.5	20.1
Income tax expense	111,832	83,053	6.0	5.7
Net income	$289,521	$208,074	15.5%	14.3%
Net Revenue
Net revenue increased $417.7 million, or 29%, to $1.9 billion for the second quarter of 2022 from $1.5 billion for the second quarter of 2021. On a constant dollar basis, assuming the average foreign currency exchange rates for the second quarter of 2022 remained constant with the average foreign currency exchange rates for the second quarter of 2021, net revenue increased $453.0 million, or 31%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from increased comparable store sales and new company-operated stores. Direct to consumer net revenue and other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 23% for the second quarter of 2022 compared to the second quarter of 2021. Total comparable sales increased 25% on a constant dollar basis.
Net revenue for the second quarter of 2022 and 2021 is summarized below.

	Second Quarter
	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentages)
Company-operated stores	$903,077	$695,120	48.3%	47.9%	$207,957	29.9%
Direct to consumer	775,425	597,426	41.5	41.2	177,999	29.8
Other	189,826	158,072	10.2	10.9	31,754	20.1
Net revenue	$1,868,328	$1,450,618	100.0%	100.0%	$417,710	28.8%
Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by increased comparable store sales. Comparable store sales increased 16%, or 18% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, partially offset by a decrease in conversion rates. Net revenue from company-operated stores that we opened or significantly expanded since the second quarter of 2021 contributed $116.0 million to the increase in net revenue from our company-operated stores. We opened 66 net new company-operated stores since the second quarter of 2021, including 43 stores in Asia Pacific, 16 stores in North America, and seven stores in Europe.
Direct to Consumer. Direct to consumer net revenue increased 30%, or 32% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction.

Other. The increase in net revenue was primarily due to increased outlet sales, license and supply arrangement revenue, sales to wholesale accounts, revenue from our pop up locations, and recommerce revenue. The increase in net revenue was partially offset by a decrease in net revenue from MIRROR.
Gross Profit

	Second Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,055,476	$842,686	$212,790	25.3%

Gross margin	56.5%	58.1%	(160) basis points
The decrease in gross margin was primarily the result of:
•a decrease in product margin of 150 basis points, primarily due to higher air freight costs as a result of global supply chain disruption and higher markdowns;
•an increase in costs related to our distribution centers and product departments as a percentage of net revenue of 40 basis points; and
•an unfavorable impact of foreign currency exchange rates of 40 basis points.
The decrease in gross margin was partially offset by a decrease in occupancy and depreciation costs as a percentage of net revenue of 70 basis points, driven primarily by the increase in net revenue.
Selling, General and Administrative Expenses

	Second Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$662,253	$541,317	$120,936	22.3%

Selling, general and administrative expenses as a percentage of net revenue	35.4%	37.3%	(190) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $68.2 million, comprised of:
–an increase in employee costs of $35.4 million primarily due to an increase in salaries and wages and incentive compensation, primarily as a result of headcount growth and increased wage rates, and due to increased travel costs;
–an increase in other costs of $32.8 million primarily due to an increase in brand and community costs, including charitable donations, as well as increased technology costs, depreciation, and professional fees; and
•an increase in costs related to our operating channels of $51.8 million, comprised of:
–an increase in variable costs of $29.0 million primarily due to an increase in distribution costs and credit card fees, as a result of increased net revenue;
–an increase in employee costs of $21.8 million primarily due to an increase in salaries and wages expense in our company-operated stores and direct to consumer channels, primarily from the growth in our business as well as increased wage rates; and
–an increase in other operating costs of $6.8 million primarily due to increased depreciation and an increase in technology costs in our direct to consumer channel.

The increase in costs related to our operating channels was partially offset by a decrease in brand and community costs of $5.8 million primarily due to a decrease in marketing expenses related to MIRROR, partially offset by an increase in digital marketing expenses related to our direct to consumer channel.
•an increase in net foreign currency exchange and derivative revaluation losses of $1.0 million.
Amortization of Intangible Assets

	Second Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$2,195	$2,195	$—	—%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR.
Acquisition-Related Expenses

	Second Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$—	$8,143	$(8,143)	(100.0)%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $7.1 million and integration related costs of $1.0 million in the second quarter of 2021. There were no acquisition-related expenses in the second quarter of 2022.
Gain on Disposal of Assets

	Second Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gain on disposal of assets	$(10,180)	$—	$10,180	n/a
During the second quarter of 2022, we completed the sale of an administrative office building, which resulted in a pre-tax gain of $10.2 million.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses. Segmented income from operations is summarized below.

	Second Quarter
	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$256,807	$184,996	28.4%	26.6%	$71,811	38.8%
Direct to consumer	326,423	260,248	42.1	43.6	66,175	25.4
Other	29,626	22,240	15.6	14.1	7,386	33.2
	$612,856	$467,484			$145,372	31.1%
General corporate expense	219,633	166,115			53,518	32.2
Amortization of intangible assets	2,195	2,195			—	—
Acquisition-related expenses	—	8,143			(8,143)	(100.0)
Gain on disposal of assets	(10,180)	—			10,180	n/a
Income from operations	$401,208	$291,031			$110,177	37.9%
Operating margin	21.5%	20.1%			140 basis points

Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $105.0 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to lower product margin driven by increased air freight costs, partially offset by leverage on occupancy and depreciation costs as a result of increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher salaries and wages expense and higher incentive compensation as a result of the growth in our business and increased wage rates. Store operating costs increased primarily due to increases in credit card fees, distribution costs, and packaging costs, as a result of higher net revenue, as well as increased repairs and maintenance. Income from operations as a percentage of company-operated stores net revenue increased due to leverage on selling, general and administrative expenses, partially offset by lower gross margin.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $102.1 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to lower product margin driven by increased air freight costs and higher markdowns. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher variable operating costs including distribution costs and credit card fees, as a result of higher net revenue, as well as higher digital marketing expenses, employee costs from the growth in our business and increased wage rates, technology costs, and depreciation. Income from operations as a percentage of direct to consumer net revenue decreased primarily due to decreased gross margin, partially offset by leverage on selling, general and administrative expenses.
Other. The increase in income from operations from our other channels was the result of increased gross profit of $5.7 million and decreased selling, general and administrative expenses. The increase in gross profit was driven by increased net revenue, partially offset by lower gross margin, primarily due to lower product margin driven by increased air freight costs. Selling, general and administrative expenses primarily decreased due to reduced MIRROR marketing expenses. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses, partially offset by lower gross margin.
General Corporate Expenses. The increase in general corporate expenses was primarily due to increased employee costs, primarily from headcount growth and increased wage rates, as well as increased brand and community costs, technology costs, professional fees, and depreciation. The increase in general corporate expense was also due to an increase in net foreign currency exchange and derivative revaluation losses of $1.0 million.
Other Income (Expense), Net

	Second Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$145	$96	$49	51.0%
The increase in other income, net was primarily due to an increase in interest income from higher interest rates.
Income Tax Expense

	Second Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$111,832	$83,053	$28,779	34.7%

Effective tax rate	27.9%	28.5%	(60) basis points
The decrease in the effective tax rate was primarily due to certain non-deductible expenses incurred in connection with the MIRROR acquisition which increased the effective tax rate in the second quarter of 2021 by 60 basis points, a lower tax rate on the capital gain on the sale of an administrative building which reduced our effective tax rate in the second quarter of

2022 by 30 basis points, and reduced non-deductible expenses in international jurisdictions in 2022. This was partially offset by decreased deductions related to stock-based compensation and accrued withholding taxes on unremitted foreign earnings.
Net Income

	Second Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$289,521	$208,074	$81,447	39.1%
The increase in net income was primarily due to an increase in gross profit of $212.8 million, a gain on disposal of assets of $10.2 million in the current year, and a decrease in acquisition-related expenses of $8.1 million, partially offset by an increase in selling, general and administrative expenses of $120.9 million and an increase in income tax expense of $28.8 million.
Year-to-Date Results of Operations: First Two Quarters Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Two Quarters
	2022	2021	2022	2021
	(In thousands)		(Percentages)
Net revenue	$3,481,791	$2,677,083	100.0%	100.0%
Cost of goods sold	1,555,922	1,134,083	44.7	42.4
Gross profit	1,925,869	1,543,000	55.3	57.6
Selling, general and administrative expenses	1,270,104	1,037,951	36.5	38.8
Amortization of intangible assets	4,390	4,390	0.1	0.2
Acquisition-related expenses	—	15,807	—	0.6
Gain on disposal of assets	(10,180)	—	(0.3)	—
Income from operations	661,555	484,852	19.0	18.1
Other income (expense), net	123	323	—	—
Income before income tax expense	661,678	485,175	19.0	18.1
Income tax expense	182,159	132,145	5.2	4.9
Net income	$479,519	$353,030	13.8%	13.2%
Net Revenue
Net revenue increased $804.7 million, or 30%, to $3.5 billion for the first two quarters of 2022 from $2.7 billion for the first two quarters of 2021. On a constant dollar basis, assuming the average foreign currency exchange rates for the first two quarters of 2022 remained constant with the average foreign currency exchange rates for the first two quarters of 2021, net revenue increased $847.1 million, or 32%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from increased comparable store sales and new company-operated stores. Direct to consumer net revenue and other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 25% for the first two quarters of 2022 compared to the first two quarters of 2021. Total comparable sales increased 27% on a constant dollar basis.

Net revenue for the first two quarters of 2022 and 2021 is summarized below.

	First Two Quarters
	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentage)
Company-operated stores	$1,634,681	$1,231,704	46.9%	46.0%	$402,977	32.7%
Direct to consumer	1,496,678	1,142,515	43.0	42.7	354,163	31.0
Other	350,432	302,864	10.1	11.3	47,568	15.7
Net revenue	$3,481,791	$2,677,083	100.0%	100.0%	$804,708	30.1%
Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by increased comparable store sales. Comparable store sales increased 19%, or 21% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, partially offset by a decrease in conversion rates and dollar value per transaction. Net revenue from company-operated stores that we opened or significantly expanded since the second quarter of 2021 contributed $209.9 million to the increase in net revenue from our company-operated stores. We opened 66 net new company-operated stores since the second quarter of 2021, including 43 stores in Asia Pacific, 16 stores in North America, and seven stores in Europe.
Direct to Consumer. Direct to consumer net revenue increased 31%, or 32% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates.
Other. The increase in other net revenue was primarily due to increased outlet sales, license and supply arrangement revenue, sales to wholesale accounts, and recommerce revenue. The increase in net revenue was partially offset by a decrease in net revenue from MIRROR.
Gross Profit

	First Two Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,925,869	$1,543,000	$382,869	24.8%

Gross margin	55.3%	57.6%	(230) basis points
The decrease in gross margin was primarily the result of:
•a decrease in product margin of 250 basis points, primarily due to higher air freight costs as a result of global supply chain disruption and higher markdowns;
•an increase in costs related to our distribution centers and product departments as a percentage of net revenue of 30 basis points; and
•an unfavorable impact of foreign currency exchange rates of 30 basis points.
The decrease in gross margin was partially offset by a decrease in occupancy and depreciation costs as a percentage of net revenue of 80 basis points, driven primarily by the increase in net revenue.

Selling, General and Administrative Expenses

	First Two Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,270,104	$1,037,951	$232,153	22.4%

Selling, general and administrative expenses as a percentage of net revenue	36.5%	38.8%	(230) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $136.6 million, comprised of:
–an increase in costs of $69.1 million primarily due to an increase in brand and community costs, including charitable donations, technology costs, professional fees, and depreciation; and
–an increase in employee costs of $67.5 million primarily due to an increase in salaries and wages expense, incentive compensation, and stock-based compensation expense, primarily as a result of headcount growth and increased wage rates, as well as increased travel costs;
•an increase in costs related to our operating channels of $94.9 million, comprised of:
–an increase in employee costs of $46.6 million primarily due to an increase in salaries and wages expense and incentive compensation in our company-operated store and direct to consumer channels, primarily due to growth in our business and increased wage rates;
–an increase in variable costs of $46.2 million primarily due to an increase in distribution costs and credit card fees, as a result of increased net revenue; and
–an increase in other operating costs of $12.3 million primarily due to an increase in depreciation, repairs and maintenance costs, and technology costs.
The increase in costs related to our operating channels was partially offset by a decrease in brand and community costs of $10.2 million primarily due to a decrease in marketing expenses related to MIRROR, partially offset by an increase in digital marketing expenses related to our direct to consumer channel.
•an increase in net foreign currency exchange and derivative revaluation losses of $0.6 million.
Amortization of Intangible Assets

	First Two Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$4,390	$4,390	$—	—%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR.
Acquisition-Related Expenses

	First Two Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$—	$15,807	$(15,807)	(100.0)%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $14.3 million and integration related costs of $1.5 million in the first two quarters of 2021. There were no acquisition-related expenses in the first two quarters of 2022.

Gain on Disposal of Assets

	First Two Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gain on disposal of assets	$(10,180)	$—	$10,180	n/a
During the second quarter of 2022, we completed the sale of an administrative office building, which resulted in a pre-tax gain of $10.2 million.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses. Segmented income from operations is summarized below.

	First Two Quarters
	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$417,513	$284,144	25.5%	23.1%	$133,369	46.9%
Direct to consumer	611,530	497,181	40.9	43.5	114,349	23.0
Other	49,153	36,746	14.0	12.1	12,407	33.8
	$1,078,196	$818,071			$260,125	31.8%
General corporate expense	422,431	313,022			109,409	35.0
Amortization of intangible assets	4,390	4,390			—	—
Acquisition-related expenses	—	15,807			(15,807)	(100.0)
Gain on disposal of assets	(10,180)	—			10,180	n/a
Income from operations	$661,555	$484,852			$176,703	36.4%
Operating margin	19.0%	18.1%			90 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $198.4 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to lower product margin driven by increased air freight costs, partially offset by leverage on occupancy and depreciation costs as a result of increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher salaries and wages expense and higher incentive compensation as a result of the growth in our business and increased wage rates. Store operating costs increased primarily due to increases in credit card fees, distribution costs, and packaging costs, as a result of higher net revenue, as well as increased repairs and maintenance. Income from operations as a percentage of company-operated stores net revenue increased due to leverage on selling, general and administrative expenses, partially offset by lower gross margin.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $181.6 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to lower product margin driven by increased air freight costs and higher markdowns. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs, credit card fees, as a result of higher net revenue, as well as higher digital marketing expenses, depreciation, employee costs from the growth in our business and increased wage rates, and technology costs. Income from operations as a percentage of direct to consumer net revenue decreased for the first two quarters of 2022, compared to the first two quarters of 2021, primarily due to decreased gross margin, partially offset by leverage on selling, general and administrative expenses.
Other. The increase in income from operations from our other channels was the result of increased gross profit of $2.9 million, driven by increased net revenue, and due to decreased selling, general and administrative expenses. The decrease in selling, general and administrative expenses was driven by reduced MIRROR marketing expenses. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses, partially offset by lower gross margin. The decrease in gross margin was primarily due to lower product margin driven by increased air freight costs and higher markdowns.

General Corporate Expense. The increase in general corporate expenses was primarily due to increased employee costs, primarily from headcount growth and increased wage rates, as well as increased brand and community costs, technology costs, professional fees, and depreciation. The increase in general corporate expense was also due to an increase in net foreign currency exchange and derivative revaluation losses of $0.6 million.
Other Income (Expense), Net

	First Two Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$123	$323	$(200)	(61.9)%
The decrease in other income, net was primarily due to an increase in other expenses partially offset by an increase in interest income from higher interest rates.
Income Tax Expense

	First Two Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$182,159	$132,145	$50,014	37.8%

Effective tax rate	27.5%	27.2%	30 basis points
The increase in the effective tax rate was primarily due to a reduction in tax deductions related to stock-based compensation and accrued withholding taxes on unremitted foreign earnings. This was partially offset by certain non-deductible expenses incurred in connection with the MIRROR acquisition which increased the effective tax rate in the first two quarters of 2021 by 70 basis points, a lower tax rate on the capital gain on the sale of an administrative building which reduced our effective tax rate in the first two quarters of 2022 by 20 basis points, and reduced non-deductible expenses in international jurisdictions in 2022.
Net Income

	First Two Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$479,519	$353,030	$126,489	35.8%
The increase in net income was primarily due to an increase in gross profit of $382.9 million, a decrease in acquisition-related expenses of $15.8 million, and a gain on disposal of assets of $10.2 million in the current year, partially offset by an increase in selling, general and administrative expenses of $232.2 million, an increase in income tax expense of $50.0 million, and a decrease in other income (expense), net of $0.2 million.
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
Constant Dollar Changes in Net Revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	Second Quarter 2022		First Two Quarters 2022
	Net Revenue		Net Revenue
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change	$417,710	29%	$804,708	30%
Adjustments due to foreign currency exchange rate changes	35,293	2	42,391	2%
Change in constant dollars	$453,003	31%	$847,099	32%
Constant Dollar Changes in Total Comparable Sales, Comparable Store Sales, and Direct to Consumer Net Revenue
The below changes in total comparable sales, comparable store sales, and direct to consumer net revenue show the change compared to the corresponding period in the prior year.

	Second Quarter 2022			First Two Quarters 2022
	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue
Change	23%	16%	30%	25%	19%	31%
Adjustments due to foreign currency exchange rate changes	2	2	2	2	2	1
Change in constant dollars	25%	18%	32%	27%	21%	32%
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

Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations, and capacity under our committed revolving credit facility, including to fund short-term working capital requirements. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, investing in our distribution centers, investing in technology and making system enhancements, funding working capital requirements, and making other strategic capital investments both in North America and internationally. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions, as well as in money market funds and term deposits.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Two Quarters
	2022	2021	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$(145,618)	$499,772	$(645,390)
Investing activities	(224,944)	(201,493)	(23,451)
Financing activities	(384,576)	(290,767)	(93,809)
Effect of foreign currency exchange rate changes on cash	(5,902)	12,012	(17,914)
Increase (decrease) in cash and cash equivalents	$(761,040)	$19,524	$(780,564)
Operating Activities
The increase in cash used in operating activities was primarily as a result of:
•a decrease in cash flows from the changes in operating assets and liabilities of $745.9 million. This decrease was primarily driven by $373.2 million from inventories, as well as changes in income taxes, accrued compensation, accrued liabilities and other, and accounts payable; and
•changes in adjusting items of $26.0 million, primarily driven by lower cash inflows related to derivatives not designated in a hedging relationship and the gain on disposal of assets, partially offset by increased depreciation and stock-based compensation expenses.
The increase in cash used in operating activities was partially offset by increased net income of $126.5 million.
Investing Activities
The increase in cash used in investing activities was primarily due to increased capital expenditures, partially offset by the settlement of net investment hedges and other investing activities. The increase in capital expenditures was primarily due to increased corporate expenditures driven by investment in technology and business systems and increased expenditures on corporate office renovations. There was also increased company-operated store expenditures driven by opening new stores as well as remodeling existing stores. This was partially offset by decreased capital expenditures for our direct to consumer segment. The proceeds of the sale of an administrative office building during the second quarter of 2022 are included in other investing activities.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in stock repurchases. Cash used in financing activities for the first two quarters of 2022 included $358.0 million to repurchase 1.1 million shares of our common stock compared to $254.9 million to repurchase 0.8 million shares for the first two quarters of 2021. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
The following table includes certain measures of our liquidity:

July 31, 2022
(In thousands)
Cash and cash equivalents	$498,831
Working capital excluding cash and cash equivalents(1)	681,053
Capacity under committed revolving credit facility	394,846
__________
(1)Working capital is calculated as current assets of $2.4 billion less current liabilities of $1.2 billion.
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of July 31, 2022, letters of credit and letters of guarantee totaling $6.4 million had been issued, including $5.2 million under our committed revolving credit facility.
Our committed North America credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of July 31, 2022, aside from letters of credit of $5.2 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 5. Revolving Credit Facilities included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of July 31, 2022 was $1.5 billion, an increase of 85% from August 1, 2021. Increased air freight costs have contributed to the increase in inventory. On a number of units basis, our inventory increased 64% compared to August 1, 2021. We expect that our inventory balance will continue to grow in 2022 and we expect the growth rate will exceed net revenue growth in 2022.
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

Operating Locations
Our company-operated stores by country as of July 31, 2022 and January 30, 2022 are summarized in the table below.

Number of company-operated stores by country	July 31, 2022	January 30, 2022
United States	331	324
People's Republic of China(1)	96	86
Canada	65	63
Australia	31	31
United Kingdom	19	17
South Korea	14	12
Germany	9	9
New Zealand	8	7
Singapore	7	6
Japan	6	6
Ireland	4	3
France	3	3
Malaysia	2	2
Sweden	2	2
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	600	574
__________
(1)Included within PRC as of July 31, 2022, were nine stores in Hong Kong Special Administrative Region, six stores in Taiwan, and two stores in Macao Special Administration Region. As of January 30, 2022, there were nine stores in Hong Kong Special Administrative Region, five stores in Taiwan, and two stores in Macao Special Administration Region.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of July 31, 2022, there were 18 licensed locations, including nine in Mexico, six in the United Arab Emirates, two in Qatar, and one in Kuwait.
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
As of July 31, 2022, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign currency exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 8. Derivative Financial Instruments included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.

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
During the first two quarters of 2022, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $3.8 million increase in accumulated other comprehensive loss within stockholders' equity. During the first two quarters of 2021, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $23.2 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the foreign currency exchange rates in effect for the first two quarters of 2022 would have resulted in lower income from operations of approximately $23.4 million. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first two quarters of 2022. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign currency exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of July 31, 2022, aside from letters of credit of $5.2 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Inflation
Inflationary factors such as increases in the cost of our product as well as overhead costs may adversely affect our operating results. During 2021 and the first two quarters of 2022, our operating margin was impacted by higher air freight costs compared to fiscal 2021 and 2020 as a result of global supply chain disruption, as well as increased wage costs. Sustained increases in transportation costs, wages, and raw material costs, or other inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of July 31, 2022. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of July 31, 2022, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 13. Legal Proceedings and Other Contingencies included in Item 1 of Part I of this report and in our 2021 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our financial position, results of operations or cash flows.
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
We rely on international suppliers and any significant disruption to our supply chain could impair our ability to procure or distribute our products.
We do not manufacture our products or raw materials and rely on suppliers and manufacturers located predominantly in the Asia Pacific region, including the PRC. We also source other materials used in our products, including items such as content labels, elastics, buttons, clasps, and drawcords, from suppliers located primarily in this region. Based on cost, during 2021:
•Approximately 40% of our products were manufactured in Vietnam, 17% in Cambodia, 11% in Sri Lanka, 7% in the PRC, including 2% in Taiwan, and the remainder in other regions.
•Approximately 48% of the fabric used in our products originated from Taiwan, 19% from China Mainland, 11% from Sri Lanka, and the remainder from other regions.
The entire apparel industry, including our company, continues to face supply chain challenges as a result of the impacts of COVID-19, political instability, inflationary pressures, macroeconomic conditions, and other factors, including reduced freight availability and increased costs, port disruption, manufacturing facility closures, and related labor shortages and other supply chain disruptions.
Our supply chain capabilities may be disrupted due to these or other factors, such as severe weather, natural disasters, war or other military conflicts, terrorism, labor supply shortages or stoppages, the financial or operational instability of key suppliers or the countries in which they operate, or changes in diplomatic or trade relationships (including any sanctions, restrictions, and other responses to geopolitical events). Any significant disruption in our supply chain capabilities could impair our ability to procure or distribute our products, which would adversely affect our business and results of operations.
A relatively small number of vendors supply and manufacture a significant portion of our products, and losing one or more of these vendors could adversely affect our business and results of operations.
Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a limited number of sources. We have no long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for fabrics, other raw materials, and production. During 2021, we worked with approximately 41 vendors to manufacture our products and 65 suppliers to provide the fabric for our products. Based on cost, during 2021:
•Approximately 57% of our products were manufactured by our top five vendors, the largest of which produced approximately 15% of our products; and
•Approximately 56% of our fabrics were produced by our top five fabric suppliers, the largest of which produced approximately 27% of fabric used.
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
Our supply of fabric or manufacture of our products could be disrupted or delayed by economic or political conditions, and by the impact of COVID-19, and the related government and private sector responsive actions such as closures, restrictions on product shipments, and travel restrictions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. The receipt of inventory sourced from areas impacted by COVID-19 has been slowed or disrupted and our manufacturers may also face similar challenges in receiving fabric and fulfilling our orders. In addition, freight capacity issues continue to persist worldwide as there is much greater demand for shipping and reduced capacity and equipment. Any delays, interruption, or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
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
Repatriations from our Canadian subsidiaries are not subject to Canadian withholding taxes if such distributions are made as a return of capital. Historically, we have not accrued for any Canadian withholding taxes that would be payable on repatriations from our Canadian subsidiaries because the net investment in our Canadian subsidiaries is indefinitely reinvested, or could be repatriated free of withholding tax. The extent to which increases in the net assets of our Canadian subsidiaries can be repatriated free of withholding tax is dependent on, among other things, the amount of paid-up-capital in our Canadian subsidiaries and transactions undertaken by our exchangeable shareholders. As of July 31, 2022, we had 5.2 million exchangeable shares outstanding. If there are insufficient transactions by our exchangeable shareholders between now and the end of 2022, and our Canadian subsidiary continues to generate profits at historic rates, then we will be unable to repatriate all of our 2022 Canadian earnings free of withholding tax. We have therefore accrued for Canadian withholding taxes on the portion of our 2022 earnings which we expect to be unable to repatriate free of withholding tax. This has increased our effective tax rate, and absent further transactions by our exchangeable shareholders, we expect our tax rate to increase further in fiscal 2023.
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
Current economic and political conditions make tax rules in any jurisdiction, including the United States and Canada, subject to significant change. Changes in applicable U.S., Canadian, or other international tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act and in 2020 with the passage of the Coronavirus Aid, Relief, and Economic Security Act. Certain provisions of the recently enacted Inflation Reduction Act effective January 1, 2023, including a 1% excise tax on share repurchases and a 15% corporate alternative minimum tax, may impact our income tax expense, profitability, and capital allocation decisions. We continue to evaluate the impact of the legislation.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the second quarter of 2022 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 2, 2022 - May 29, 2022	291,967	$300.98	291,967	$866,935,463
May 30, 2022 - July 3, 2022	119,672	292.10	119,672	831,979,626
July 4, 2022 - July 31, 2022	8,401	297.54	8,401	829,480,008
Total	420,040		420,040
__________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of 2022.
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

The following table provides information regarding our purchases of shares of our common stock during the second quarter of 2022 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 2, 2022 - May 29, 2022	7,040	$294.84	7,040	4,562,987
May 30, 2022 - July 3, 2022	8,576	281.80	8,576	4,554,411
July 4, 2022 - July 31, 2022	7,435	297.37	7,435	4,546,976
Total	23,051		23,051
__________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of 2022.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2022, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: September 1, 2022