Form 10-Q
period 2022-10-30
lululemon athletica inc.
filed 2022-12-08
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of December 2, 2022, there were 122,398,776 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of December 2, 2022, there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, as of December 2, 2022, the registrant had outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	October 30, 2022	January 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$352,624	$1,259,871
Accounts receivable	96,179	77,001
Inventories	1,741,716	966,481
Prepaid and receivable income taxes	196,385	118,928
Prepaid expenses and other current assets	247,277	192,572
	2,634,181	2,614,853
Property and equipment, net	1,122,490	927,710
Right-of-use lease assets	946,687	803,543
Goodwill	386,515	386,880
Intangible assets, net	64,719	71,299
Deferred income tax assets	5,587	6,091
Other non-current assets	149,257	132,102
	$5,309,436	$4,942,478
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$300,870	$289,728
Accrued liabilities and other	357,365	330,800
Accrued compensation and related expenses	184,122	204,921
Current lease liabilities	188,110	188,996
Current income taxes payable	80,947	133,852
Unredeemed gift card liability	171,659	208,195
Other current liabilities	39,762	48,842
	1,322,835	1,405,334
Non-current lease liabilities	850,373	692,056
Non-current income taxes payable	28,555	38,074
Deferred income tax liabilities	50,884	53,352
Other non-current liabilities	17,585	13,616
	2,270,232	2,202,432
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,203 and 5,203 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 122,318 and 123,297 issued and outstanding	612	616
Additional paid-in capital	455,444	422,507
Retained earnings	2,874,955	2,512,840
Accumulated other comprehensive loss	(291,807)	(195,917)
	3,039,204	2,740,046
	$5,309,436	$4,942,478
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net revenue	$1,856,889	$1,450,421	$5,338,680	$4,127,504
Cost of goods sold	818,037	621,028	2,373,959	1,755,111
Gross profit	1,038,852	829,393	2,964,721	2,372,393
Selling, general and administrative expenses	684,236	545,124	1,954,340	1,583,075
Amortization of intangible assets	2,189	2,195	6,579	6,585
Acquisition-related expenses	—	24,127	—	39,934
Gain on disposal of assets	—	—	(10,180)	—
Income from operations	352,427	257,947	1,013,982	742,799
Other income (expense), net	331	15	454	338
Income before income tax expense	352,758	257,962	1,014,436	743,137
Income tax expense	97,288	70,174	279,447	202,319
Net income	$255,470	$187,788	$734,989	$540,818

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(105,016)	$17,481	$(122,149)	$48,708
Net investment hedge gains (losses)	25,492	(7,207)	26,259	(18,318)
Other comprehensive income (loss), net of tax	$(79,524)	$10,274	$(95,890)	$30,390
Comprehensive income	$175,946	$198,062	$639,099	$571,208

Basic earnings per share	$2.00	$1.45	$5.75	$4.16
Diluted earnings per share	$2.00	$1.44	$5.74	$4.14
Basic weighted-average number of shares outstanding	127,511	129,684	127,736	130,019
Diluted weighted-average number of shares outstanding	127,820	130,189	128,089	130,557
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended October 30, 2022
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of July 31, 2022	5,203	5,203	$—	122,334	$612	$433,092	$2,636,377	$(212,283)	$2,857,798
Net income							255,470		255,470
Other comprehensive income (loss), net of tax								(79,524)	(79,524)
Stock-based compensation expense						20,312			20,312
Common stock issued upon settlement of stock-based compensation				45	—	4,057			4,057
Shares withheld related to net share settlement of stock-based compensation				(6)	—	(1,917)			(1,917)
Repurchase of common stock				(55)	—	(100)	(16,892)		(16,992)
Balance as of October 30, 2022	5,203	5,203	$—	122,318	$612	$455,444	$2,874,955	$(291,807)	$3,039,204

	Quarter Ended October 31, 2021
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of August 1, 2021	5,203	5,203	$—	124,644	$623	$381,737	$2,445,845	$(157,039)	$2,671,166
Net income							187,788		187,788
Other comprehensive income (loss), net of tax								10,274	10,274
Stock-based compensation expense						21,657			21,657
Common stock issued upon settlement of stock-based compensation				83	—	7,907			7,907
Shares withheld related to net share settlement of stock-based compensation				(9)	—	(3,914)			(3,914)
Repurchase of common stock				(583)	(2)	(974)	(235,447)		(236,423)
Balance as of October 31, 2021	5,203	5,203	$—	124,135	$621	$406,413	$2,398,186	$(146,765)	$2,658,455

	Three Quarters Ended October 30, 2022
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 30, 2022	5,203	5,203	$—	123,297	$616	$422,507	$2,512,840	$(195,917)	$2,740,046
Net income							734,989		734,989
Other comprehensive income (loss), net of tax								(95,890)	(95,890)
Stock-based compensation expense						59,487			59,487
Common stock issued upon settlement of stock-based compensation				308	2	10,241			10,243
Shares withheld related to net share settlement of stock-based compensation				(104)	—	(34,695)			(34,695)
Repurchase of common stock				(1,183)	(6)	(2,096)	(372,874)		(374,976)
Balance as of October 30, 2022	5,203	5,203	$—	122,318	$612	$455,444	$2,874,955	$(291,807)	$3,039,204

	Three Quarters Ended October 31, 2021
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 31, 2021	5,203	5,203	$—	125,150	$626	$388,667	$2,346,428	$(177,155)	$2,558,566
Net income							540,818		540,818
Other comprehensive income (loss), net of tax								30,390	30,390
Stock-based compensation expense						51,878			51,878
Common stock issued upon settlement of stock-based compensation				495	2	17,618			17,620
Shares withheld related to net share settlement of stock-based compensation				(152)	(1)	(49,480)			(49,481)
Repurchase of common stock				(1,358)	(6)	(2,270)	(489,060)		(491,336)
Balance as of October 31, 2021	5,203	5,203	$—	124,135	$621	$406,413	$2,398,186	$(146,765)	$2,658,455
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Three Quarters Ended
	October 30, 2022	October 31, 2021
Cash flows from operating activities
Net income	$734,989	$540,818
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	211,629	162,086
Gain on disposal of assets	(10,180)	—
Stock-based compensation expense	59,487	51,878
Settlement of derivatives not designated in a hedging relationship	(19,202)	30,427
Changes in operating assets and liabilities:
Inventories	(832,024)	(288,821)
Prepaid and receivable income taxes	(77,458)	(883)
Prepaid expenses and other current assets	(90,512)	(43,395)
Other non-current assets	(25,725)	(8,792)
Accounts payable	26,537	50,903
Accrued liabilities and other	31,767	87,879
Accrued compensation and related expenses	(13,694)	50,437
Current and non-current income taxes payable	(54,354)	29,862
Unredeemed gift card liability	(33,481)	(18,969)
Right-of-use lease assets and current and non-current lease liabilities	15,285	6,318
Other current and non-current liabilities	(2,865)	8,376
Net cash provided by (used in) operating activities	(79,801)	658,124
Cash flows from investing activities
Purchase of property and equipment	(431,677)	(266,991)
Settlement of net investment hedges	29,158	(36,447)
Other investing activities	15,657	(10,000)
Net cash used in investing activities	(386,862)	(313,438)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	10,243	17,620
Shares withheld related to net share settlement of stock-based compensation	(34,695)	(49,481)
Repurchase of common stock	(374,976)	(491,336)
Net cash used in financing activities	(399,428)	(523,197)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(41,156)	21,585
Increase (decrease) in cash and cash equivalents	(907,247)	(156,926)
Cash and cash equivalents, beginning of period	$1,259,871	$1,150,517
Cash and cash equivalents, end of period	$352,624	$993,591
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories, which are sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales from temporary locations, sales to wholesale accounts, license and supply arrangements, and recommerce. Recommerce is the sale of repurchased product via the Company's "Like New" program. The Company operates stores in the United States, the People's Republic of China ("PRC"), Canada, Australia, the United Kingdom, South Korea, Germany, New Zealand, Singapore, Japan, Ireland, France, Malaysia, Spain, Sweden, the Netherlands, Norway, and Switzerland. There were 623 and 574 company-operated stores as of October 30, 2022 and January 30, 2022, respectively. The Company also engages in the design and retail of in-home connected fitness equipment and associated content subscriptions through lululemon Studio, which evolved from the Company's former MIRROR brand during the third quarter of fiscal 2022.
Basis of presentation
The unaudited interim consolidated financial statements as of October 30, 2022 and for the quarters and three quarters ended October 30, 2022 and October 31, 2021 are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 30, 2022 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 30, 2022, which are included in Item 8 in the Company's fiscal 2021 Annual Report on Form 10-K filed with the SEC on March 29, 2022. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2021 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2022 will end on January 29, 2023 and will be a 52-week year. Fiscal 2021 was a 52-week year and ended on January 30, 2022. Fiscal 2022 and fiscal 2021 are referred to as "2022," and "2021," respectively. The first three quarters of 2022 and 2021 ended on October 30, 2022 and October 31, 2021, respectively.
The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its operating profit in the fourth fiscal quarter of each year as a result of increased net revenue during the holiday season.
Note 2. Recent Accounting Pronouncements
Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted by the Company during the first three quarters of 2022 not listed below were assessed, and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
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
In September 2022, the FASB issued ASC 405-50, Liabilities - Supplier Finance Programs, to require annual and interim disclosures about the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about the obligations under these programs, including the amount outstanding at the end of each reporting period and a rollforward of those obligations. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.
Note 3. Acquisition-Related Expenses
On July 7, 2020, the Company acquired all of the outstanding shares of MIRROR, an in-home fitness company with an interactive workout platform that features live and on-demand classes. In connection with the acquisition, the Company recognized certain acquisition-related expenses which were expensed within acquisition-related expenses in the consolidated statements of operations. The third quarter of 2021 included accelerated compensation expense related to the transition of the former MIRROR Chief Executive Officer to a temporary advisory role with the Company. The following table summarizes the acquisition-related expenses recognized:

	Third Quarter		First Three Quarters
	2022	2021	2022	2021
	(In thousands)
Acquisition-related expenses:
Transaction and integration costs	$—	$328	$—	$1,859
Acquisition-related compensation	—	23,799	—	38,075
	$—	$24,127	$—	$39,934

Income tax effects of acquisition-related expenses	$—	$(611)	$—	$(1,417)
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
As of October 30, 2022, aside from letters of credit of $5.2 million, the Company had no other borrowings outstanding under this credit facility.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of October 30, 2022, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan ($18.1 million) revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan ($32.1 million) during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($27.9 million) and a financial guarantee facility of up to 30.0 million Chinese Yuan ($4.2 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of October 30, 2022, the Company was in compliance with the covenants and, aside from letters of credit of 11.7 million Chinese Yuan ($1.6 million), there were no other borrowings or guarantees outstanding under this credit facility.
Note 6. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $58.8 million and $49.6 million for the first three quarters of 2022 and 2021, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $132.8 million as of October 30, 2022, which is expected to be recognized over a weighted-average period of 2.2 years.
A summary of the balances of the Company's stock-based compensation plans as of October 30, 2022, and changes during the first three quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of January 30, 2022	789	$186.10	167	$225.27	4	$326.70	238	$265.90
Granted	188	371.92	117	274.63	4	307.77	105	369.91
Exercised/released	82	126.13	114	170.04	4	326.70	108	237.88
Forfeited/expired	20	282.29	4	304.22	—	—	13	313.90
Balance as of October 30, 2022	875	$229.53	166	$295.93	4	$307.77	222	$325.95
Exercisable as of October 30, 2022	403	$155.62

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
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first three quarters of 2022:

First Three Quarters
2022
Expected term	3.75 years
Expected volatility	40.00%
Risk-free interest rate	2.51%
Dividend yield	—%
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the third quarter of 2022, there were 25.6 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $10.1 million and $8.8 million in the first three quarters of 2022 and 2021, respectively.
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

Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of October 30, 2022 and January 30, 2022, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	October 30, 2022	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$19,600	$19,600	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	46,813	—	46,813	—	Prepaid expenses and other current assets
Forward currency contract liabilities	24,857	—	24,857	—	Other current liabilities

	January 30, 2022	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$38,475	$38,475	$—	$—	Cash and cash equivalents
Term deposits	318,698	—	318,698	—	Cash and cash equivalents
Forward currency contract assets	19,077	—	19,077	—	Prepaid expenses and other current assets
Forward currency contract liabilities	18,985	—	18,985	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first three quarters of 2022.
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
During the first three quarters of 2022, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of October 30, 2022, there were derivative assets of $46.8 million and derivative liabilities of $24.9 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	October 30, 2022			January 30, 2022
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$710,000	$24,868	$—	$1,502,000	$18,468	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,177,116	21,945	24,857	1,597,878	609	18,985
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$46,813	$24,857		$19,077	$18,985
The forward currency contracts designated as net investment hedges outstanding as of October 30, 2022 mature on different dates between November 2022 and August 2023.
The forward currency contracts not designated in a hedging relationship outstanding as of October 30, 2022 mature on different dates between November 2022 and May 2023.

The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Third Quarter		First Three Quarters
	2022	2021	2022	2021
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$34,519	$(9,766)	$35,558	$(24,822)
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Third Quarter		First Three Quarters
	2022	2021	2022	2021
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$4,845	$(8,161)	$(11,395)	$(28,296)
Derivatives not designated in a hedging relationship	(11,033)	6,511	(3,325)	18,758
Net foreign currency exchange and derivative gains (losses)	$(6,188)	$(1,650)	$(14,720)	$(9,538)
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
Note 9. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	Third Quarter		First Three Quarters
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Net income	$255,470	$187,788	$734,989	$540,818
Basic weighted-average number of shares outstanding	127,511	129,684	127,736	130,019
Assumed conversion of dilutive stock options and awards	309	505	353	538
Diluted weighted-average number of shares outstanding	127,820	130,189	128,089	130,557
Basic earnings per share	$2.00	$1.45	$5.75	$4.16
Diluted earnings per share	$2.00	$1.44	$5.74	$4.14
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the first three quarters of 2022 and 2021, 50.1 thousand and 48.0 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.

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
On March 23, 2022, the Company's board of directors approved a stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. As of October 30, 2022, the remaining authorized value of shares available to be repurchased under this program was $812.5 million.
During the first three quarters of 2022 and 2021, 1.2 million and 1.4 million shares, respectively, were repurchased under the program at a total cost of $375.0 million and $491.3 million, respectively.
Subsequent to October 30, 2022, and up to December 2, 2022, 9.2 thousand shares were repurchased at a total cost of $3.4 million.
Note 10. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	October 30, 2022	January 30, 2022
	(In thousands)
Inventories:
Inventories, at cost	$1,815,410	$1,004,526
Provision to reduce inventories to net realizable value	(73,694)	(38,045)
	$1,741,716	$966,481
Prepaid expenses and other current assets:
Prepaid inventories	$18	$42,691
Other prepaid expenses	136,608	98,254
Forward currency contract assets	46,813	19,077
Other current assets	63,838	32,550
	$247,277	$192,572
Property and equipment, net:
Land	$69,244	$74,297
Buildings	26,834	30,880
Leasehold improvements	743,770	676,762
Furniture and fixtures	133,120	125,213
Computer hardware	148,933	130,393
Computer software	682,674	532,819
Equipment and vehicles	27,734	23,060
Work in progress	208,631	163,420
Property and equipment, gross	2,040,940	1,756,844
Accumulated depreciation	(918,450)	(829,134)
	$1,122,490	$927,710

	October 30, 2022	January 30, 2022
	(In thousands)
Other non-current assets:
Cloud computing arrangement implementation costs	$105,217	$89,334
Security deposits	26,608	24,083
Other	17,432	18,685
	$149,257	$132,102
Accrued liabilities and other:
Accrued operating expenses	$146,342	$116,822
Accrued freight	50,256	71,390
Sales return allowances	45,929	41,690
Accrued duty	37,188	27,182
Forward currency contract liabilities	24,857	18,985
Sales tax collected	10,521	13,540
Accrued rent	11,687	11,254
Accrued capital expenditures	13,685	9,616
Accrued inventory liabilities	7,587	4,005
Other	9,313	16,316
	$357,365	$330,800

Note 11. Segmented Information
The Company's segments are based on the financial information it uses in managing its business and comprise two reportable segments: (i) company-operated stores and (ii) direct to consumer. The remainder of its operations which includes outlets, temporary locations, lululemon Studio, sales to wholesale accounts, license and supply arrangements, and recommerce are included within Other.

	Third Quarter		First Three Quarters
	2022	2021	2022	2021
	(In thousands)
Net revenue:
Company-operated stores	$903,060	$707,160	$2,537,741	$1,938,864
Direct to consumer	767,351	586,525	2,264,029	1,729,040
Other	186,478	156,736	536,910	459,600
	$1,856,889	$1,450,421	$5,338,680	$4,127,504
Segmented income from operations:
Company-operated stores	$242,733	$180,700	$660,246	$464,844
Direct to consumer	321,742	257,050	933,272	754,231
Other	24,911	27,450	74,064	64,196
	589,386	465,200	1,667,582	1,283,271
General corporate expense	234,770	180,931	657,201	493,953
Amortization of intangible assets	2,189	2,195	6,579	6,585
Acquisition-related expenses	—	24,127	—	39,934
Gain on disposal of assets	—	—	(10,180)	—
Income from operations	352,427	257,947	1,013,982	742,799
Other income (expense), net	331	15	454	338
Income before income tax expense	$352,758	$257,962	$1,014,436	$743,137

Capital expenditures:
Company-operated stores	$96,509	$65,665	$182,360	$112,886
Direct to consumer	15,173	19,163	42,515	62,646
Corporate and other	63,925	37,669	206,802	91,459
	$175,607	$122,497	$431,677	$266,991
Depreciation and amortization:
Company-operated stores	$33,482	$30,135	$96,807	$85,239
Direct to consumer	9,805	8,084	27,281	20,668
Corporate and other	35,901	19,744	87,541	56,179
	$79,188	$57,963	$211,629	$162,086

Note 12. Net Revenue by Geography and Category
The following table disaggregates the Company's net revenue by geographic area.

	Third Quarter		First Three Quarters
	2022	2021	2022	2021
	(In thousands)
United States	$1,268,512	$982,238	$3,645,202	$2,828,144
Canada	271,823	244,061	785,389	628,292
Outside of North America	316,554	224,122	908,089	671,068
	$1,856,889	$1,450,421	$5,338,680	$4,127,504
In addition to the disaggregation of net revenue by reportable segment, the following table disaggregates the Company's net revenue by category. Other categories is primarily composed of accessories, lululemon Studio, and footwear.

	Third Quarter		First Three Quarters
	2022	2021	2022	2021
	(In thousands)
Women's product	$1,204,835	$984,952	$3,484,395	$2,803,548
Men's product	440,564	343,263	1,276,872	980,633
Other categories	211,490	122,206	577,413	343,323
	$1,856,889	$1,450,421	$5,338,680	$4,127,504
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
In April 2021, DISH Technologies L.L.C., and Sling TV L.L.C. (DISH) filed a complaint in the United States District Court for the District of Delaware and, along with DISH DBS Corporation, also with the United States International Trade Commission (ITC) under Section 337 of the Tariff Act of 1930 against the Company and its Curiouser Products subsidiary (MIRROR), along with ICON Health & Fitness, Inc., FreeMotion Fitness, Inc., NordicTrack, Inc., and Peloton Interactive, Inc., alleging infringement of various patents related to fitness devices containing internet-streaming enabled video displays. In the ITC complaint, DISH seeks an exclusion order barring the importation of MIRROR fitness devices, streaming components and systems containing components that infringe one or more of the asserted patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to those products. In the District of Delaware complaint, DISH is seeking an order permanently enjoining the Company from infringing the asserted patents, an award of damages for the infringement of the asserted patents, and an award of damages for lost sales. In the ITC investigation, an Administrative Law Judge has issued an Initial Determination recommending an Exclusion Order and Cease and Desist Order be entered against the Company. The Company has filed a petition to the ITC contesting the Initial Determination. The Delaware litigation remains stayed pending resolution to the ITC investigation.
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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2021 Annual Report on Form 10-K filed with the SEC on March 29, 2022. Fiscal 2022 and fiscal 2021 are referred to as "2022," and "2021," respectively. The first three quarters of 2022 and 2021 ended on October 30, 2022 and October 31, 2021, respectively. Components of management's discussion and analysis of financial condition and results of operations include:
•Overview
•Financial Highlights and Market Conditions and Trends
•Quarter-to-Date Results of Operations
•Year-to-Date Results of Operations
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
Our performance apparel and footwear are marketed under the lululemon brand. We offer a comprehensive line of apparel and accessories. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other activities. We also offer apparel designed for being On the Move and fitness-related accessories. We expect to continue to broaden our merchandise offerings through expansion across these product areas. We also offer in-home connected fitness equipment and associated subscriptions through lululemon Studio, which evolved from our former business unit called MIRROR during the third quarter of 2022.
Financial Highlights
For the third quarter of 2022, compared to the third quarter of 2021:
•Net revenue increased 28% to $1.9 billion. On a constant dollar basis, net revenue increased 31%.

•Total comparable sales increased 22%, or 25% on a constant dollar basis.
–Comparable store sales increased 14%, or 17% on a constant dollar basis.
–Direct to consumer net revenue increased 31%, or 34% on a constant dollar basis.
•Gross profit increased 25% to $1.0 billion.
•Gross margin decreased 130 basis points to 55.9%.
•Income from operations increased 37% to $352.4 million.
•Operating margin increased 120 basis points to 19.0%.
•Income tax expense increased 39% to $97.3 million. Our effective tax rate for the third quarter of 2022 was 27.6% compared to 27.2% for the third quarter of 2021.
•Diluted earnings per share were $2.00 compared to $1.44 in the third quarter of 2021. The third quarter of 2021 includes $23.5 million of after-tax costs related to the MIRROR acquisition, which reduced diluted earnings per share by $0.18.
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
Market Conditions and Trends
Macroeconomic conditions, COVID-19, and supply chain disruption continue to impact our business and operating costs, with the impact varying by market.
Macroeconomic Conditions
Macroeconomic conditions, including foreign currency fluctuations and inflationary pressures have impacted our financial results. This includes higher air freight costs and increased wage rates during the first three quarters of 2022 compared to 2021. We have not increased the retail prices on the significant proportion of our products. Inflation and other macroeconomic factors could also impact consumer purchasing behaviors and sustained increases in costs may have an adverse effect on our operating margins.
COVID-19 Pandemic
Most of our retail locations were open throughout the first three quarters of 2022 and 2021, with certain locations temporarily closed due to COVID-19 resurgences, including certain closures during 2022 in the People's Republic of China ("PRC").
Supply chain disruption
In 2021 and 2022 we have experienced supply chain disruption, including delays in inbound delivery of our products as well as in manufacturing. This supply chain disruption caused us to use higher cost modes of transport, including increasing our use of air freight. The supply chain disruption we have experienced has contributed to the 85% increase in our inventory balance compared to October 31, 2021. We expect that the growth rate in our inventory balance will moderate in the fourth quarter of 2022 as a result of higher sales made during the holiday season, but expect the growth rate in our inventories to remain higher than the growth rate in our sales.
The use of air freight reduced our gross margin during the first three quarters of 2022, however we have begun to see improvement in the supply chain disruption and lower inbound freight costs.

Quarter-to-Date Results of Operations: Third Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	Third Quarter
	2022	2021	2022	2021
	(In thousands)		(Percentage of net revenue)
Net revenue	$1,856,889	$1,450,421	100.0%	100.0%
Cost of goods sold	818,037	621,028	44.1	42.8
Gross profit	1,038,852	829,393	55.9	57.2
Selling, general and administrative expenses	684,236	545,124	36.8	37.6
Amortization of intangible assets	2,189	2,195	0.1	0.2
Acquisition-related expenses	—	24,127	—	1.7
Income from operations	352,427	257,947	19.0	17.8
Other income (expense), net	331	15	—	—
Income before income tax expense	352,758	257,962	19.0	17.8
Income tax expense	97,288	70,174	5.2	4.8
Net income	$255,470	$187,788	13.8%	12.9%
Net Revenue
Net revenue increased $406.5 million, or 28%, to $1.9 billion for the third quarter of 2022 from $1.5 billion for the third quarter of 2021. On a constant dollar basis, assuming the average foreign currency exchange rates for the third quarter of 2022 remained constant with the average foreign currency exchange rates for the third quarter of 2021, net revenue increased $455.4 million, or 31%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores and increased comparable store sales, as well as due to increased direct to consumer net revenue. Other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 22% for the third quarter of 2022 compared to the third quarter of 2021. Total comparable sales increased 25% on a constant dollar basis.
Net revenue for the third quarter of 2022 and 2021 is summarized below.

	Third Quarter
	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentages)
Company-operated stores	$903,060	$707,160	48.6%	48.8%	$195,900	27.7%
Direct to consumer	767,351	586,525	41.3	40.4	180,826	30.8
Other	186,478	156,736	10.0	10.8	29,742	19.0
Net revenue	$1,856,889	$1,450,421	100.0%	100.0%	$406,468	28.0%
Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by net revenue from company-operated stores that we opened or significantly expanded since the third quarter of 2021 which contributed $112.8 million to the increase. We have opened 71 net new company-operated stores since the third quarter of 2021, including 43 stores in Asia Pacific, 19 stores in North America, and nine stores in Europe. The increase in net revenue from our company-operated stores was also driven by increased comparable store sales. Comparable store sales increased 14%, or 17% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic and increased dollar value per transaction, partially offset by a decrease in conversion rates.
Direct to Consumer. Direct to consumer net revenue increased 31%, or 34% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction.

Other. The increase in other net revenue was primarily due to increased outlet sales, sales to wholesale accounts, recommerce revenue, license and supply arrangement revenue, and revenue from our pop up locations. The increase in net revenue was partially offset by a decrease in net revenue from lululemon Studio.
Gross Profit

	Third Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,038,852	$829,393	$209,459	25.3%

Gross margin	55.9%	57.2%	(130) basis points
The decrease in gross margin was primarily the result of:
•an increase in costs related to our product departments and distribution centers as a percentage of net revenue of 70 basis points;
•an unfavorable impact of foreign currency exchange rates of 60 basis points; and
•a net decrease in product margin of 40 basis points, primarily due to higher markdowns as well as higher damages, shrink and a reduction in inventory provisions in the prior year. This was partially offset by lower air freight costs from rate reductions and reduced usage.
The decrease in gross margin was partially offset by a decrease in occupancy and depreciation costs as a percentage of net revenue of 40 basis points, driven primarily by the increase in net revenue.
Selling, General and Administrative Expenses

	Third Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$684,236	$545,124	$139,112	25.5%

Selling, general and administrative expenses as a percentage of net revenue	36.8%	37.6%	(80) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $72.0 million, comprised of:
–an increase in variable costs of $27.6 million primarily due to an increase in distribution costs and credit card fees, as a result of increased net revenue;
–an increase in employee costs of $26.9 million primarily due to an increase in salaries and wages expense and incentive compensation in our company-operated stores and direct to consumer channels, primarily from the growth in our business as well as increased wage rates;
–an increase in brand and community costs of $12.8 million primarily due to an increase in digital marketing expenses related to our direct to consumer channel, partially offset by a decrease in marketing expenses related to lululemon Studio; and
–an increase in other operating costs of $4.7 million primarily due to increased repairs and maintenance costs, depreciation, and technology costs, partially offset by a decrease in professional fees.
•an increase in head office costs of $62.6 million, comprised of:
–an increase in employee costs of $33.9 million primarily due to an increase in salaries and wages and incentive compensation, primarily as a result of headcount growth and increased wage rates, and due to increased travel costs; and

–an increase in other costs of $28.7 million primarily due to an increase in depreciation, technology costs, and professional fees, partially offset by lower charitable donations as a result of timing.
•an increase in net foreign currency exchange and derivative revaluation losses of $4.5 million.
Amortization of Intangible Assets

	Third Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$2,189	$2,195	$(6)	(0.3)%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR.
Acquisition-Related Expenses

	Third Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$—	$24,127	$(24,127)	(100.0)%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $23.8 million and integration related costs of $0.3 million in the third quarter of 2021. There were no acquisition-related expenses in the third quarter of 2022.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses. Segmented income from operations is summarized below.

	Third Quarter
	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$242,733	$180,700	26.9%	25.6%	$62,033	34.3%
Direct to consumer	321,742	257,050	41.9	43.8	64,692	25.2
Other	24,911	27,450	13.4	17.5	(2,539)	(9.2)
	$589,386	$465,200			$124,186	26.7%
General corporate expense	234,770	180,931			53,839	29.8
Amortization of intangible assets	2,189	2,195			(6)	—
Acquisition-related expenses	—	24,127			(24,127)	(100.0)
Income from operations	$352,427	$257,947			$94,480	36.6%
Operating margin	19.0%	17.8%			120 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $99.7 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to leverage on occupancy and depreciation costs as a result of increased net revenue, partially offset by deleverage in costs from our distribution centers and product teams and by an unfavorable impact of foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher salaries and wages expense and higher incentive compensation as a result of the growth in our business and increased wage rates. Store operating costs increased primarily due to increases in credit card fees and distribution costs, as a result of higher net revenue, as well as increased repairs and maintenance. Income from operations as a percentage of company-operated stores net revenue increased due to leverage on selling, general and administrative expenses and higher gross margin.

Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $108.5 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to lower product margin driven by higher markdowns and an unfavorable impact of foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher variable operating costs including distribution costs and credit card fees, as a result of higher net revenue, as well as higher digital marketing expenses, employee costs from the growth in our business and increased wage rates, technology costs, and depreciation. Income from operations as a percentage of direct to consumer net revenue decreased primarily due to lower gross margin and deleverage on selling, general and administrative expenses.
Other. The decrease in income from operations from our other channels was the result of increased selling, general and administrative expenses, primarily due to higher employee costs from the growth in our business and increased wage rates, partially offset by reduced lululemon Studio marketing expenses. The increase in selling, general and administrative expenses was partially offset by increased gross profit of $1.3 million. Income from operations as a percentage of other net revenue decreased primarily due to lower gross margin, partially offset by leverage on selling, general and administrative expenses.
General Corporate Expense. The increase in general corporate expense was primarily due to increased employee costs, primarily from headcount growth and increased wage rates, as well as technology costs, and depreciation, partially offset by decreased charitable donations as a result of timing. The increase in general corporate expense was also due to an increase in net foreign currency exchange and derivative revaluation losses of $4.5 million.
Other Income (Expense), Net

	Third Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$331	$15	$316	2,106.7%
The increase in other income, net was primarily due to an increase in interest income from higher interest rates.
Income Tax Expense

	Third Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$97,288	$70,174	$27,114	38.6%

Effective tax rate	27.6%	27.2%	40 basis points
Certain non-deductible expenses incurred in connection with the MIRROR acquisition increased the effective tax rate in the third quarter of 2021 by 210 basis points.
The effective tax rate for the third quarter of 2022 has increased compared to the third quarter of 2021 primarily due to the accrual of withholding taxes on unremitted foreign earnings and a decrease in deductions related to stock-based compensation. This was partially offset by favorable adjustments upon the filing of certain income tax returns.
Net Income

	Third Quarter
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$255,470	$187,788	$67,682	36.0%
The increase in net income was primarily due to an increase in gross profit of $209.5 million, and a decrease in acquisition-related expenses of $24.1 million, partially offset by an increase in selling, general and administrative expenses of $139.1 million and an increase in income tax expense of $27.1 million.

Year-to-Date Results of Operations: First Three Quarters Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Three Quarters
	2022	2021	2022	2021
	(In thousands)		(Percentages)
Net revenue	$5,338,680	$4,127,504	100.0%	100.0%
Cost of goods sold	2,373,959	1,755,111	44.5	42.5
Gross profit	2,964,721	2,372,393	55.5	57.5
Selling, general and administrative expenses	1,954,340	1,583,075	36.6	38.4
Amortization of intangible assets	6,579	6,585	0.1	0.2
Acquisition-related expenses	—	39,934	—	1.0
Gain on disposal of assets	(10,180)	—	(0.2)	—
Income from operations	1,013,982	742,799	19.0	18.0
Other income (expense), net	454	338	—	—
Income before income tax expense	1,014,436	743,137	19.0	18.0
Income tax expense	279,447	202,319	5.2	4.9
Net income	$734,989	$540,818	13.8%	13.1%
Net Revenue
Net revenue increased $1.2 billion, or 29%, to $5.3 billion for the first three quarters of 2022 from $4.1 billion for the first three quarters of 2021. On a constant dollar basis, assuming the average foreign currency exchange rates for the first three quarters of 2022 remained constant with the average foreign currency exchange rates for the first three quarters of 2021, net revenue increased $1.3 billion, or 32%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores and increased comparable store sales, as well as due to increased direct to consumer net revenue. Other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 24% for the first three quarters of 2022 compared to the first three quarters of 2021. Total comparable sales increased 26% on a constant dollar basis.
Net revenue for the first three quarters of 2022 and 2021 is summarized below.

	First Three Quarters
	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentage)
Company-operated stores	$2,537,741	$1,938,864	47.5%	47.0%	$598,877	30.9%
Direct to consumer	2,264,029	1,729,040	42.4	41.9	534,989	31.0
Other	536,910	459,600	10.1	11.1	77,310	16.8
Net revenue	$5,338,680	$4,127,504	100.0%	100.0%	$1,211,176	29.3%
Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by net revenue from company-operated stores that we opened or significantly expanded since the third quarter of 2021 which contributed $322.7 million to the increase. We have opened 71 net new company-operated stores since the third quarter of 2021, including 43 stores in Asia Pacific, 19 stores in North America, and nine stores in Europe. The increase in net revenue from our company-operated stores was also driven by increased comparable store sales. Comparable store sales increased 17%, or 19% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, partially offset by a decrease in conversion rates. Dollar value per transaction was consistent year over year.
Direct to Consumer. Direct to consumer net revenue increased 31%, or 33% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction.

Other. The increase in other net revenue was primarily due to increased outlet sales, sales to wholesale accounts, license and supply arrangement revenue, recommerce revenue, and revenue from our pop up locations. The increase in net revenue was partially offset by a decrease in net revenue from lululemon Studio.
Gross Profit

	First Three Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$2,964,721	$2,372,393	$592,328	25.0%

Gross margin	55.5%	57.5%	(200) basis points
The decrease in gross margin was primarily the result of:
•a decrease in product margin of 180 basis points, primarily due to higher markdowns and higher air freight costs as a result of global supply chain disruption;
•an increase in costs related to our product departments and distribution centers as a percentage of net revenue of 40 basis points; and
•an unfavorable impact of foreign currency exchange rates of 40 basis points.
The decrease in gross margin was partially offset by a decrease in occupancy and depreciation costs as a percentage of net revenue of 60 basis points, driven primarily by the increase in net revenue.
Selling, General and Administrative Expenses

	First Three Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,954,340	$1,583,075	$371,265	23.5%

Selling, general and administrative expenses as a percentage of net revenue	36.6%	38.4%	(180) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $199.1 million, comprised of:
–an increase in employee costs of $101.3 million primarily due to an increase in salaries and wages expense, incentive compensation, and stock-based compensation expense, primarily as a result of headcount growth and increased wage rates, as well as increased travel costs; and
–an increase in costs of $97.8 million primarily due to an increase in depreciation, technology costs, brand and community costs, and professional fees.
•an increase in costs related to our operating channels of $166.9 million, comprised of:
–an increase in variable costs of $73.9 million primarily due to an increase in distribution costs and credit card fees, as a result of increased net revenue;
–an increase in employee costs of $73.4 million primarily due to an increase in salaries and wages expense and incentive compensation in our company-operated store and direct to consumer channels, primarily due to growth in our business and increased wage rates;
–an increase in other operating costs of $17.1 million primarily due to an increase in depreciation, repairs and maintenance costs, and technology costs, partially offset by a decrease in professional fees; and
–an increase in brand and community costs of $2.6 million primarily due to an increase in digital marketing expenses related to our direct to consumer channel, partially offset by a decrease in marketing expenses related to lululemon Studio.

•an increase in net foreign currency exchange and derivative revaluation losses of $5.2 million.
Amortization of Intangible Assets

	First Three Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$6,579	$6,585	$(6)	(0.1)%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR.
Acquisition-Related Expenses

	First Three Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$—	$39,934	$(39,934)	(100.0)%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $38.1 million and integration related costs of $1.9 million in the first three quarters of 2021. There were no acquisition-related expenses in the first three quarters of 2022.
Gain on Disposal of Assets

	First Three Quarters
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

	First Three Quarters
	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$660,246	$464,844	26.0%	24.0%	$195,402	42.0%
Direct to consumer	933,272	754,231	41.2	43.6	179,041	23.7
Other	74,064	64,196	13.8	14.0	9,868	15.4
	$1,667,582	$1,283,271			$384,311	29.9%
General corporate expense	657,201	493,953			163,248	33.0
Amortization of intangible assets	6,579	6,585			(6)	—
Acquisition-related expenses	—	39,934			(39,934)	(100.0)
Gain on disposal of assets	(10,180)	—			10,180	n/a
Income from operations	$1,013,982	$742,799			$271,183	36.5%
Operating margin	19.0%	18.0%			100 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $298.1 million, driven by increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher salaries and wages expense and higher incentive compensation as a result of the growth in our business and increased wage rates. Store operating costs increased primarily due to increases in credit card fees and distribution costs as a result of higher net revenue, as well as increased repairs and maintenance. Income from operations as a percentage of company-operated stores net revenue increased due to leverage on selling, general and administrative expenses.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $290.1 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to lower product margin driven by higher markdowns, increased air freight costs, and an unfavorable impact of foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher variable costs including distribution costs and credit card fees as a result of higher net revenue, as well as higher digital marketing expenses, employee costs from the growth in our business and increased wage rates, depreciation and technology costs. Income from operations as a percentage of direct to consumer net revenue decreased for the first three quarters of 2022, compared to the first three quarters of 2021, primarily due to decreased gross margin, partially offset by leverage on selling, general and administrative expenses.
Other. The increase in income from operations from our other channels was primarily the result of decreased selling, general and administrative expenses driven by reduced lululemon Studio marketing expenses. The increase in income from operations from our other channels was also due to increased gross profit of $4.2 million, driven by increased net revenue, partially offset by lower gross margin. Income from operations as a percentage of other net revenue decreased primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses.
General Corporate Expense. The increase in general corporate expense was primarily due to increased employee costs, primarily from headcount growth and increased wage rates, as well as increased technology costs, brand and community costs, professional fees, and depreciation. The increase in general corporate expense was also due to an increase in net foreign currency exchange and derivative revaluation losses of $5.2 million.
Other Income (Expense), Net

	First Three Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$454	$338	$116	34.3%
The increase in other income, net was primarily due to an increase in interest income from higher interest rates, partially offset by an increase in other expenses.
Income Tax Expense

	First Three Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$279,447	$202,319	$77,128	38.1%

Effective tax rate	27.5%	27.2%	30 basis points
Certain non-deductible expenses incurred in connection with the MIRROR acquisition increased the effective tax rate in the first three quarters of 2021 by 120 basis points.
A lower tax rate on the capital gain on the sale of an administrative building reduced our effective tax rate in the first three quarters of 2022 by 20 basis points
The increase in the effective tax rate was primarily due to the accrual of withholding taxes on unremitted foreign earnings and a decrease in deductions related to stock-based compensation. This was partially offset by a reduction in non-deductible expenses in international jurisdictions and favorable adjustments upon the filing of certain income tax returns.

Net Income

	First Three Quarters
	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$734,989	$540,818	$194,171	35.9%
The increase in net income was primarily due to an increase in gross profit of $592.3 million, a decrease in acquisition-related expenses of $39.9 million, and a gain on disposal of assets of $10.2 million in the current year, partially offset by an increase in selling, general and administrative expenses of $371.3 million, an increase in income tax expense of $77.1 million, and an increase in other income (expense), net of $0.1 million.
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

Constant Dollar Changes in Net Revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	Third Quarter 2022		First Three Quarters 2022
	Net Revenue		Net Revenue
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change	$406,468	28%	$1,211,176	29%
Adjustments due to foreign currency exchange rate changes	48,946	3	91,338	3%
Change in constant dollars	$455,414	31%	$1,302,514	32%
Constant Dollar Changes in Total Comparable Sales, Comparable Store Sales, and Direct to Consumer Net Revenue
The below changes in total comparable sales, comparable store sales, and direct to consumer net revenue show the change compared to the corresponding period in the prior year.

	Third Quarter 2022			First Three Quarters 2022
	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue
Change	22%	14%	31%	24%	17%	31%
Adjustments due to foreign currency exchange rate changes	3	3	3	2	2	2
Change in constant dollars	25%	17%	34%	26%	19%	33%
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

The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Three Quarters
	2022	2021	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$(79,801)	$658,124	$(737,925)
Investing activities	(386,862)	(313,438)	(73,424)
Financing activities	(399,428)	(523,197)	123,769
Effect of foreign currency exchange rate changes on cash	(41,156)	21,585	(62,741)
Increase (decrease) in cash and cash equivalents	$(907,247)	$(156,926)	$(750,321)
Operating Activities
The increase in cash used in operating activities was primarily as a result of:
•a decrease in cash flows from the changes in operating assets and liabilities of $929.4 million. This decrease was primarily driven by $543.2 million from inventories, as well as changes in income taxes, accrued compensation, accrued liabilities and other, and prepaid expenses and other current assets; and
•changes in adjusting items of $2.7 million, primarily driven by lower cash inflows related to derivatives not designated in a hedging relationship and the gain on disposal of assets, partially offset by increased depreciation and stock-based compensation expenses.
The increase in cash used in operating activities was partially offset by increased net income of $194.2 million.
Investing Activities
The increase in cash used in investing activities was primarily due to increased capital expenditures, partially offset by the settlement of net investment hedges and other investing activities. The increase in capital expenditures was primarily due to corporate expenditures driven by investment in technology and business systems and increased expenditures on corporate office renovations. There has also been an increase in company-operated store expenditures driven by opening new stores and remodeling existing stores as well as increased investment in our new and existing distribution facilities. This was partially offset by decreased capital expenditures for our direct to consumer segment. The proceeds of the sale of an administrative office building during the second quarter of 2022 are included in other investing activities.
Financing Activities
The decrease in cash used in financing activities was primarily the result of a decrease in stock repurchases. Cash used in financing activities for the first three quarters of 2022 included $375.0 million to repurchase 1.2 million shares of our common stock compared to $491.3 million to repurchase 1.4 million shares for the first three quarters of 2021. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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

The following table includes certain measures of our liquidity:

October 30, 2022
(In thousands)
Cash and cash equivalents	$352,624
Working capital excluding cash and cash equivalents(1)	958,722
Capacity under committed revolving credit facility	394,821
__________
(1)Working capital is calculated as current assets of $2.6 billion less current liabilities of $1.3 billion.
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of October 30, 2022, letters of credit and letters of guarantee totaling $6.7 million had been issued, including $5.2 million under our committed revolving credit facility.
Our committed North America credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of October 30, 2022, aside from letters of credit of $5.2 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 5. Revolving Credit Facilities included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of October 30, 2022 was $1.7 billion, an increase of 85% from October 31, 2021. On a number of units basis, our inventory increased 80% compared to October 31, 2021.
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
There is $362.5 million of goodwill allocated to the MIRROR reporting unit, which was renamed the "lululemon Studio" reporting unit during the third quarter of 2022. As of October 30, 2022, we concluded that the deterioration in macroeconomic conditions and trends in the digital fitness industry indicated a potentially adverse change in the fair value of the lululemon Studio reporting unit, and therefore we performed a quantitative impairment analysis. The result of the analysis concluded that the fair value of the lululemon Studio reporting unit exceeded its carrying value, and no impairment has been recognized.
We used a discounted cash flow model to estimate the fair value, supplemented by market analysis, which indicated the fair value of lululemon Studio was approximately 4% higher than its carrying value. The key assumptions of the fair value of the lululemon Studio reporting unit are the revenue growth rates, operating profit margins, and the discount rate. Our ability to generate expected cash flows is dependent on several factors including, but not limited to, customer demand and trends in the connected fitness industry including the level of desire to exercise at home, our ability to attract new subscribers to grow the community, and our ability to maintain a loyal subscriber base. The fair value of lululemon Studio is also dependent on the ability of lululemon Studio to achieve long term profitability.

Failure to increase the growth rate of new subscribers in the near term, or if we are unable to reduce customer acquisition costs, or other internal or external factors, could cause a material impairment of goodwill.
Operating Locations
Our company-operated stores by country as of October 30, 2022 and January 30, 2022 are summarized in the table below.

Number of company-operated stores by country	October 30, 2022	January 30, 2022
United States	337	324
People's Republic of China(1)	105	86
Canada	66	63
Australia	31	31
United Kingdom	20	17
South Korea	16	12
Germany	10	9
New Zealand	8	7
Singapore	8	6
Japan	6	6
Ireland	4	3
France	3	3
Malaysia	2	2
Spain	2	—
Sweden	2	2
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	623	574
__________
(1)Included within PRC as of October 30, 2022, were nine stores in Hong Kong Special Administrative Region, six stores in Taiwan, and two stores in Macao Special Administration Region. As of January 30, 2022, there were nine stores in Hong Kong Special Administrative Region, five stores in Taiwan, and two stores in Macao Special Administration Region.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of October 30, 2022, there were 22 licensed locations, including 11 in Mexico, seven in the United Arab Emirates, three in Qatar, and one in Kuwait.
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

As of October 30, 2022, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign currency exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 8. Derivative Financial Instruments included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first three quarters of 2022, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $83.0 million increase in accumulated other comprehensive loss within stockholders' equity. During the first three quarters of 2021, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $35.6 million reduction in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the foreign currency exchange rates in effect for the first three quarters of 2022 would have resulted in lower income from operations of approximately $26.9 million. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first three quarters of 2022. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign currency exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of October 30, 2022, aside from letters of credit of $5.2 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
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
Inflation
Inflationary factors such as increases in the cost of our product, as well as overhead costs and capital expenditures may adversely affect our operating results. During 2021 and the first three quarters of 2022, our operating margin was impacted by higher air freight costs compared to fiscal 2021 and 2020 as a result of global supply chain disruption, as well as increased wage rates. Sustained increases in transportation costs, wages, and raw material costs, or other inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of operating margin if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of October 30, 2022. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of October 30, 2022, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended October 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our lululemon Studio subsidiary offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by lululemon Studio, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any defects could make our products and services unsafe and create a risk of environmental or property damage or personal injury and we may become subject to the hazards and uncertainties of product liability claims and related litigation. The occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, or lawsuits filed against us, particularly if guests or others who use or purchase our lululemon Studio products are injured. Even if injuries are not the result of any defects, if they are perceived to be, we may incur expenses to defend or settle any claims and our brand and reputation may be harmed.
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
MIRROR (now known as lululemon Studio) may not achieve near or long term cash flow forecasts, or could fail to achieve the benefits and synergies sought through the acquisition, which could result in a material impairment of goodwill or other assets.
During 2020, we acquired MIRROR as part of our growth plan, which includes driving business through omni-guest experiences. During the third quarter of 2022, MIRROR evolved to become lululemon Studio. The potential benefits of enhancing our digital and interactive capabilities and deepening our roots in the sweatlife might not be realized fully, if at all, or take longer than anticipated to achieve. Further, the expected synergies between lululemon Studio and our core business, such as those related to our connections with our guests and communities as well as our store and direct to consumer infrastructure, may not materialize. A significant portion of the purchase price was allocated to goodwill and if our acquisition does not yield expected returns, we may be required to record impairment charges, which would adversely affect our results of operations.
There has been a deterioration in macroeconomic conditions and trends in the digital fitness industry and the fair value of the lululemon Studio reporting unit as of October 30, 2022 was not significantly in excess of its carrying value. Our ability to generate expected cash flows is dependent on several factors including, but not limited to, customer demand and trends in the connected fitness industry including the level of desire to exercise at home, our ability to attract new subscribers to grow the community, and to maintain a loyal subscriber base. The fair value of lululemon Studio is also dependent on achieving long term profitability. Failure to increase the growth rate of new subscribers in the near term, or if we are unable to reduce customer acquisition costs, or other internal or external factors, could cause a material impairment of goodwill.
Our management team has limited experience in addressing the challenges of integrating management teams, strategies, cultures, and organizations of two companies. This may divert the attention of management and cause additional expenses. Management also has limited experience outside of the retail industry, including with the specialized hardware and software sold and licensed by lululemon Studio. If lululemon Studio has inadequate or ineffective controls and procedures, our internal control over financial reporting could be adversely impacted. lululemon Studio may not be well received by our customers or employees, and this could hurt our brand and result in the loss of key employees. If we are unable to manage lululemon Studio operations successfully and efficiently, including its people and technologies, it could adversely affect our results of operations. lululemon Studio may also divert management time and other resources away from our core business.
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
We may not be able to grow the lululemon Studio business and have it achieve profitability.
We may be unable to attract and retain subscribers to lululemon Studio. If we do not provide the delivery and installation service that our guests expect, offer engaging and innovative classes, and support and continue to improve the technology used, we may not be able to maintain and grow the number of subscribers. This could adversely impact our results of operations.
We are dependent on technology systems to provide live and recorded classes to our customers with lululemon Studio subscriptions, to maintain its software, and to manage subscriptions. If we experience issues such as cybersecurity threats or actions, or interruptions or delays in our technology systems, the data privacy and overall experience of subscribers could be negatively impacted and could therefore damage our brand and adversely affect our results of operations.
Competition, including from other in-home fitness providers as well as in-person fitness studios, and trends of consumer preferences, could also impact the level of subscriptions and therefore our results of operations. We also may not successfully adapt the lululemon Studio strategy in response to changing market conditions and customer preferences.
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
The current COVID-19 coronavirus pandemic and related government, private sector, and individual consumer responsive actions have affected, and could continue to affect, our business operations, store traffic, employee availability, supply chain, financial condition, liquidity, and cash flow.
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
Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and the PRC, Canada, or other countries where we sell or source our products, could negatively impact our results of operations or cash flows. Any tariffs imposed between the United States and the PRC could increase the costs of our products. General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including recent sanctions against the PRC, tariffs imposed by the United States and the PRC, and the possibility of additional tariffs or other trade restrictions between the United States and Mexico, could adversely impact our business. It is possible that further tariffs may be introduced, or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products from the PRC, or could require us to source more of our products from other countries. The Uyghur Forced Labor Prevention Act may lead to greater supply chain compliance costs and delays to us and to our vendors.
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
Repatriations from our Canadian subsidiaries are not subject to Canadian withholding taxes if such distributions are made as a return of capital. Historically, we have not accrued any significant amounts for Canadian withholding taxes that would be payable on repatriations from our Canadian subsidiaries because the net investment in our Canadian subsidiaries is indefinitely reinvested, or could be repatriated free of withholding tax. The extent to which increases in the net assets of our Canadian subsidiaries can be repatriated free of withholding tax is dependent on, among other things, the amount of paid-up-capital in our Canadian subsidiaries and transactions undertaken by our exchangeable shareholders. As of October 30, 2022, we had 5.2 million exchangeable shares outstanding. If there are insufficient transactions by our exchangeable shareholders between now and the end of 2022, and our Canadian subsidiary continues to generate profits at historic rates, then we will be unable to repatriate all of our 2022 Canadian earnings free of withholding tax. We have therefore accrued for Canadian withholding taxes on the portion of our 2022 earnings which we expect to be unable to repatriate free of withholding tax. This has increased our effective tax rate, and absent further transactions by our exchangeable shareholders, we expect our tax rate to increase further in fiscal 2023.
We engage in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect the accurate economic allocation of profit and that proper transfer pricing documentation is in place, the profit allocation and transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. At the end of 2020, our Advance Pricing Arrangement ("APA") with the Internal Revenue Service and the Canada Revenue Agency expired. This APA stipulated the allocation of certain profits between the U.S. and Canada. We are currently in the process of negotiating the renewal of this arrangement and the final agreed upon terms and conditions thereof could impact our effective tax rate.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the third quarter of 2022 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2022 - August 28, 2022	31,504	$317.15	31,504	$819,488,363
August 29, 2022 - October 2, 2022	23,092	303.09	23,092	812,489,434
October 3, 2022 - October 30, 2022	—	—	—	812,489,434
Total	54,596		54,596
__________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of 2022.
(2)On March 23, 2022, our board of directors approved a stock repurchase program of up to $1.0 billion of our common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors.

The following table provides information regarding our purchases of shares of our common stock during the third quarter of 2022 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2022 - August 28, 2022	6,697	$319.42	6,697	4,540,279
August 29, 2022 - October 2, 2022	11,512	313.63	11,512	4,528,767
October 3, 2022 - October 30, 2022	7,439	308.03	7,439	4,521,328
Total	25,648		25,648
__________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of 2022.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2022, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: December 8, 2022