Form 10-K
period 2023-01-29
lululemon athletica inc.
filed 2023-03-28
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________

 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 29, 2022 was approximately $33,762,000,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 29, 2022. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors, and owners of 10% or more of the outstanding voting stock of the registrant on July 29, 2022.
Common Stock: At March 22, 2023 there were 122,048,680 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares: At March 22, 2023, there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 22, 2023, the registrant had outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
In this Annual Report on Form 10-K for the fiscal year ended January 29, 2023, lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon," "the Company," "we," "us," or "our." We refer to the fiscal year ended January 29, 2023 as "2022" and the fiscal year ended January 30, 2022 as "2021." Our next fiscal year ends on January 28, 2024 and is referred to as "2023."
Components of this discussion of our business include:
•Our Products
•Our Market
•Our Segments
•Integrated Marketing
•Product Design and Development
•Sourcing and Manufacturing
•Distribution Facilities
•Competition
•Seasonality
•Human Capital
•Intellectual Property
•Securities and Exchange Commission Filings
Our Products
We offer a comprehensive line of performance apparel, footwear, and accessories marketed under the lululemon brand. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other activities. We also offer apparel designed for being on the move and fitness-inspired accessories. We expect to continue to broaden our merchandise offerings through expansion across these product areas.
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
To help build our community of guests, and as part of our membership program, we offer in-home connected fitness and associated content subscriptions through lululemon Studio.
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
Although our largest customer group is made up of guests who shop our women's range, representing 65% of our 2022 net revenue, we also design a comprehensive men's line and have a targeted strategy in place. Revenue from our men's range is growing as more guests discover the technical rigor and premium quality of our men's products, and are attracted by our distinctive brand.
North America is our largest market by geographical split, representing 84% of our 2022 net revenue. We are expanding internationally across the People's Republic of China ("PRC"), the rest of Asia Pacific, and Europe. We are expanding in these regions via a decentralized model, allowing for local community insight and consumer preference to inform our strategic expansion.
Our Segments
We primarily conduct our business through two channels: company-operated stores and direct to consumer.
We also operate outlets, serve certain wholesale accounts, have license and supply arrangements, sell repurchased product through our "Like New" recommerce program, have temporary locations, and sell connected hardware and associated subscriptions through lululemon Studio. The financial results of these operations are disclosed in Other.

Company-Operated Stores
At the end of 2022, we operated 655 stores in 18 countries across the globe. In addition to being a venue to sell our products, our stores give us a direct connection to our guest, which we view as a valuable tool in helping us build our brand and product line. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls.

Number of company-operated stores by country (market)	January 29, 2023	January 30, 2022
United States	350	324
People's Republic of China(1)	117	86
Canada	69	63
Australia	32	31
United Kingdom	20	17
South Korea	16	12
Germany	10	9
New Zealand	8	7
Singapore	8	6
Japan	7	6
France	4	3
Ireland	4	3
Spain	3	—
Malaysia	2	2
Sweden	2	2
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	655	574
__________
(1)PRC included 99 stores in China Mainland, nine stores in Hong Kong Special Administrative Region, seven stores in Taiwan, and two stores in Macao Special Administration Region, as of January 29, 2023. As of January 30, 2022, there were 70 stores in China Mainland, nine stores in Hong Kong Special Administrative Region, five stores in Taiwan, and two stores in Macao Special Administration Region.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of January 29, 2023, there were 26 licensed locations, including 12 in Mexico, seven in the United Arab Emirates, three in Qatar, three in Saudi Arabia, and one in Kuwait.
We opened 81 net new company-operated stores in 2022, including 49 net new stores outside of North America.
We perform ongoing evaluations of our portfolio of company-operated store locations. During 2022, we closed six of our lululemon branded company-operated stores. As we continue our evaluations we may, in the future, close or relocate additional company-operated stores.
In 2023, we believe our new store growth will come primarily from company-operated store openings in the United States and the PRC. We expect our real estate strategy over the next several years to not only consist of opening new company-operated stores, but also to include overall square footage growth through store expansions and relocations.
We believe that our innovative retail concept and guest experience contribute to the success of our stores. We use sales per square foot to assess the performance of our company-operated stores relative to their square footage. We believe that sales per square foot is useful in evaluating the performance of our company-operated stores. Our sales per square foot was $1,580 and $1,443 for 2022 and 2021, respectively.
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
Direct to Consumer
We believe e-commerce is convenient for our core guest and enhances the image of our brand. Our direct to consumer channel also allows us to reach and serve guests in markets beyond where our physical retail locations are based. We believe this channel is effective in building brand awareness, especially in new markets.
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
Other
Our other operations primarily include:
•Outlets - We utilize outlets to sell slow moving inventory and inventory from prior seasons at discounted prices. As of January 29, 2023, we operated 39 outlets, with the majority in North America.
•Wholesale - We sell to premium wholesale locations that offer an alternative distribution channel that is convenient for our core guest and enhances the image of our brand, including yoga and fitness studios, university campus retailers, and other select partners. We do not intend wholesale to be a significant contributor to overall sales. Instead, we use the channel to build brand awareness, including outside of North America.
•License and supply arrangements - We enter into license and supply arrangements from time to time when we believe it will be to our advantage to partner with companies and individuals with significant experience and proven success in certain target markets.
We have license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, Saudi Arabia and Mexico. Under these arrangements we supply the partners with lululemon products, training and other support. An extension to the initial term of the agreement for the Middle East was signed in 2020 and it extends the arrangement to December 2024. The initial term of the agreement for Mexico expires in November 2026. As of January 29, 2023, there was also an e-commerce website operated through the license and supply arrangements.
•Recommerce - Our recommerce is the sale of repurchased product via our "Like New" program. This program allows guests to exchange their gently used lululemon products for credit, and then those products are verified and quality checked before being resold online at likenew.lululemon.com. We believe this program is a step towards a circular eco-system and achieving our Impact Agenda goals to reduce our environmental footprint.
•Temporary locations - Our temporary locations, including pop ups, are typically opened for a short period of time. We believe these retail locations enable us to serve guests during peak shopping periods in markets where we do not ordinarily have a physical location, or enable us to better serve our guest in markets where we see high demand at our existing locations.
•lululemon Studio - We offer in-home fitness through an interactive workout platform that allows our guests to subscribe for live and on-demand classes.
Integrated Marketing
We have a multi-faceted strategy to build brand awareness, affinity and guest loyalty. This strategy leverages owned and paid channels, our ambassador network, brand partners, events, and content – to drive awareness, consideration, engagement, conversion, and ultimately loyalty and engagement at the global, regional, and local levels.
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
As we strive to continue to provide our guests with technically advanced fabrics, our team works closely with our suppliers to incorporate the latest in technical innovation, bringing particular specifications to our products. We partner with independent inspection, verification, and testing companies, who conduct a variety of tests on our fabrics, testing performance characteristics including pilling, shrinkage, abrasion resistance, and colorfastness. We develop proprietary fabrics and collaborate with leading fabric and trims suppliers to manufacture fabrics and trims that we generally seek to protect through agreements, trademarks, and as trade-secrets.
Sourcing and Manufacturing
We do not own or operate any manufacturing facilities. We rely on a limited number of suppliers to provide fabrics for, and to produce, our products. The following statistics are based on cost.
We work with a group of approximately 45 vendors that manufacture our products, five of which produced 56% of our products in 2022, with the largest manufacturer producing 15%. During 2022, 39% of our products were manufactured in Vietnam, 14% in Cambodia, 12% in Sri Lanka, 8% in Bangladesh, and 7% in Indonesia, and the remainder in other regions.
We work with a group of approximately 60 suppliers to provide the fabrics for our products. In 2022, 56% of our fabrics were produced by our top five fabric suppliers, with the largest manufacturer producing 21%. During 2022, 43% of our fabrics originated from Taiwan, 19% from China Mainland, 16% from Sri Lanka, and the remainder from other regions.
We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps, and drawcords from suppliers located predominantly in the Asia Pacific region.
We have developed long-standing relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term contracts with the majority of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, and production. We require that all of our manufacturers adhere to our Vendor Code of Ethics regarding social and environmental sustainability practices. Our product quality and sustainability teams closely assess and monitor each supplier's compliance with applicable laws and our Vendor Code of Ethics, including by partnering with leading inspection and verification firms.
Distribution Facilities
We operate and distribute finished products from our distribution facilities in the United States, Canada, and Australia. We own our distribution center in Columbus, Ohio, and lease our other distribution facilities. We also utilize third-party logistics providers to warehouse and distribute finished products from their warehouse locations in the United States, the PRC, and the Netherlands. We regularly evaluate our distribution infrastructure and consolidate or expand our distribution capacity as we believe appropriate for our operations and to meet anticipated needs.
Competition
Competition in the athletic apparel industry is based principally on brand image and recognition as well as product quality, innovation, style, distribution, and price. We believe we successfully compete on the basis of our premium brand image and our technical product innovation. We also believe our ability to introduce new product innovations, combine function and fashion, and connect through in-store, online, and community experiences sets us apart from our competition. In addition, we believe our vertical retail distribution strategy and community-based marketing differentiates us further, allowing us to more effectively control our brand image and connect with our guest.
The market for athletic apparel is highly competitive. It includes increasing competition from established companies that are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel and footwear, such as Nike, Inc., adidas AG, PUMA, Under Armour, Inc, and Columbia Sportswear Company. We also compete with retailers who have expanded to include women's athletic apparel including The Gap, Inc. (including the Athleta brand), Victoria's Secret with its sport and lounge offering, and Urban Outfitters, Inc.

Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are typically generated in the fourth quarter of our fiscal year. For example, we generated approximately 44% of our full year operating profit during the fourth quarter of 2021. Our operating profits in 2022 were not weighted towards our fourth quarter primarily due to the impairment of goodwill and other assets recognized in relation to our lululemon Studio business unit during that quarter. We generated approximately 24% of our full year operating profit during the fourth quarter of 2022. Excluding the impairment of goodwill and other assets recognized in relation to lululemon Studio (formerly MIRROR), we generated approximately 44% of our full year operating profit during the fourth quarter of fiscal 2022.
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
Diversity and inclusion are key components of our culture and are fundamental to achieving our strategic priorities and future vision. The diversity of our teams and working in an inclusive culture enables increased employee engagement, better decision making, greater adaptability, creativity, and a deeper understanding of the communities we serve. We are proud that as of January 29, 2023, approximately 55% of our board of directors, 65% of our senior executive leadership team, and 45% of our vice presidents and above are women, while approximately 75% of our overall workforce are women.(1)
We measure the current state of diverse representation and organizational inclusion health through an annual voluntary survey.(2) In 2022, the participation rate was approximately 70%. Our overall goal is to reflect the racial diversity(3) of the communities we serve and operate in.

Director and Assistant Store Manager and Above Racial Diversity
35%
30%
25%
20%
15%
10%
5%
—%
21%
23%
27%
2020
2021
2022

Store Employee Racial Diversity
45%
40%
35%
30%
25%
20%
15%
10%
5%
—%
31%
37%
40%
2020
2021
2022

(1) While we track male and female genders, we acknowledge this is not fully encompassing of all gender identities.
(2) The voluntary demographic survey results presented above relate to all of our employees in North America, Europe, Australia, and New Zealand.
(3) "Racial diversity" is used to measure the non-white population.

We seek to maintain 100% gender pay equity within our entire global employee population, meaning equal pay for equal work across genders, by geography. We have achieved full pay equity, including gender and race, in the United States. We follow local laws and regulations and where we are able to collect the data necessary to confirm complete pay equity, we do so.
We offer all employees IDEA education, training, and guided conversations on a variety of topics, including anti-racism, anti-discrimination, and inclusive leadership behaviors. We have established People Networks, which are employee resource groups that represent employees who have marginalized and historically underrepresented identities. We see significant engagement in IDEA education and training across our global employee base. We aim to foster a culture of inclusion by making IDEA part of our everyday conversation, and frequently review our policies, programs, and practices to identify ways to be more inclusive and equitable.
Inclusive in our Impact Agenda is a goal to invest a total of $75.0 million to advance equity in well-being by 2025. As of January 29, 2023, we have invested a total of $29.4 million(4) towards this goal.
Empowering our employees through whole-person opportunities
We believe each of our approximately 34,000 people is key to the success of our business. We strive to foster a distinctive culture rooted in our core values that attracts and retains passionate and motivated employees who are driven to achieve personal and professional goals. We believe our people succeed because we create an environment that fosters growth and is diverse and equitable.
We assess our performance and identify opportunities for improvement through an annual employee engagement survey. In 2022, the participation rate was approximately 83% and our employee engagement score exceeded the retail industry average.(5) Our engagement score suggests our people are proud to work for lululemon, they are motivated to contribute to work that aligns with their purpose, and they recommend lululemon as a great place to work.
We understand that health and wealth programs need to offer choice at all stages of life. Our current offerings support our goal of becoming the number one place where people come to develop and grow as inclusive leaders. These offerings include, among other things:
•Competitive compensation which rewards exceptional performance;
•A Fund your Future program for eligible employees which offers partial contribution matches to a pension plan and employee share purchase plan;
•An annual paid VALUES (Volunteer, Awareness, Life, Unity, Empowerment, Support) Day, competitive paid time off, and sick leave;
(4) We have contributed $29.4 million to lululemon's Centre for Social Impact, $21.2 million of which has been contributed directly to social impact organizations. The remaining $8.2 million includes $6.0 million toward a Donor-Advised-Fund to be advised for future grantmaking as well as operational costs.
(5) Based on an industry benchmark provided by the third party that administers this survey to our employees.

•An employee discount program, which includes a lifetime discount to celebrate the contribution of our long-tenured employees to keep them within our collective, even when they have moved on to pursue goals outside of lululemon;
•Reimbursement programs which reward physical activity;
•A parenthood program which is a gender-neutral benefit that provides all eligible employees up to six months of paid leave;
•An employee assistance program which provides free confidential support to all our employees and their families in a variety of areas from mental well-being to financial services to advice for new parents; and
•Training and development of all of our employees including, but not limited to, mentorship programs, IDEA internships, leadership development, vision and goals, and coaching.
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
Our Foreign Migrant Worker Standard outlines our expectations with respect to foreign migrant workers. This program helps to raise standards and build shared approaches that benefit garment workers.
Intellectual Property
We have trademark rights on many of our products and believe having distinctive marks that are readily identifiable is an important factor in building our brand image and in distinguishing our products from the products of others. We consider our lululemon and wave design trademarks to be among our most valuable assets. In addition, we own many other trademarks for the names of several of our brands, slogans, fabrics and products. We own registered and pending U.S. and foreign utility and design patents, industrial designs in Canada, and registered community designs in Europe that protect our product innovations, distinctive apparel, and accessory designs.
Securities and Exchange Commission Filings
Our website address is www.lululemon.com. We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. Also available on our website are printable versions of our Global Code of Business Conduct and Ethics and charters of the standing committees of our board of directors. Information on our website does not constitute part of this annual report on Form 10-K or any other report we file or furnish with the SEC.
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
We operate in a highly competitive market and our competitors may compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenue and profitability.
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
We may fail to acknowledge or react appropriately to the entry or growth of a viable competitor or disruptive force, and could struggle to continue to innovate, differentiate, and sustain the growth of our brand. The increasing dominance and presence of our brand may also drive guests towards alternative emerging competitors.
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
Our business is subject to significant pressure on costs and pricing caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, the availability of qualified labor and wage inflation, pressure from consumers to reduce the prices we charge for our products, and changes in consumer demand. These and other factors have, and may in the future, cause us to experience increased costs, reduce our prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial condition, operating results, and cash flows.
If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and differentiated products, we may not be able to maintain or increase our sales and profitability.
Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by our guests, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in technical athletic apparel innovation. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of athletic apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Our failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. We may not have relevant data to effectively understand and react to consumer preferences and expectations. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.
Our results of operations could be materially harmed if we are unable to accurately forecast guest demand for our products.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in guest demand for our products or for products of our competitors, our failure to accurately forecast guest acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions (for example, because of global economic concerns such as inflation, an economic downturn, or delays and disruptions resulting from local and international shipping delays and labor shortages), and weakening of economic conditions or consumer confidence in future economic conditions (for example, because of inflationary pressures, or because of sanctions, restrictions, and other responses related to geopolitical events). If we fail to accurately forecast guest demand, we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to guests.
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
In addition, our continued growth depends in part on our ability to expand our product categories and introduce new product lines. We may not be able to successfully manage integration of new product categories or the new product lines with our existing products. Selling new product categories and lines will require our management to learn different strategies in order to be successful. We may be unsuccessful in entering new product categories and developing or launching new product lines, which requires management of new suppliers, potential new customers, and new business models. Our management may not have the experience of selling in these new product categories and we may not be able to grow our business as planned. For example, in July 2020, we acquired MIRROR, an in-home fitness company with an interactive workout platform that features live and on-demand classes. If we are unable to effectively and successfully further develop these and future new product categories and lines, we may not be able to increase or maintain our sales and our operating margins may be adversely affected. This may also divert the attention of management and cause additional expenses.
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
We lease the majority of our stores under operating leases and our inability to secure appropriate real estate or lease terms could impact our ability to grow. Our leases generally have initial terms of between two and 15 years, and generally can be extended in increments between two and five years, if at all. We generally cannot cancel these leases at our option. If an existing or new store is not profitable, and we decide to close it, as we have done in the past and may do in the future, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.
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

If we are unable to successfully maintain and evolve our unique corporate culture, offer competitive compensation and benefits, and a desirable work model, we may be unable to attract and retain highly qualified individuals to support our business and continued growth. Our work model may not meet the needs and expectations of our employees and may not be perceived as favorable compared to other companies. We also face risks related to employee engagement and productivity.
Our business is affected by seasonality, which could result in fluctuations in our operating results.
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is typically weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. This seasonality, along with other factors that are beyond our control, including weather conditions and the effects of climate change, could adversely affect our business and cause our results of operations to fluctuate.
Risks related to our supply chain
Disruptions of our supply chain could have a material adverse effect on our operating and financial results.
Disruption of our supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises, war, terrorism, product recalls, labor supply shortages or stoppages, the financial or operational instability of key suppliers and carriers, changes in diplomatic or trade relationships (including any sanctions, restrictions, and other responses such as those related to current geopolitical events), or other reasons could impair our ability to distribute our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.
We rely on international suppliers and any significant disruption to our supply chain could impair our ability to procure or distribute our products.
We do not manufacture our products or raw materials and rely on suppliers and manufacturers located predominantly in the Asia Pacific region, including the PRC. We also source other materials used in our products, including items such as content labels, elastics, buttons, clasps, and drawcords, from suppliers located primarily in this region. Based on cost, during 2022:
•Approximately 39% of our products were manufactured in Vietnam, 14% in Cambodia, 12% in Sri Lanka, 8% in Bangladesh, and 7% in Indonesia, and the remainder in other regions.
•Approximately 43% of the fabric used in our products originated from Taiwan, 19% from China Mainland, 16% from Sri Lanka, and the remainder from other regions.
The entire apparel industry, including our company, could face supply chain challenges as a result of the impacts of global public health crises, political instability, inflationary pressures, macroeconomic conditions, and other factors, including reduced freight availability and increased costs, port disruption, manufacturing facility closures, and related labor shortages and other supply chain disruptions.
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
Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a limited number of sources. We have no long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for fabrics, other raw materials, and production. During 2022, we worked with approximately 45 vendors to manufacture our products and 60 suppliers to provide the fabric for our products. Based on cost, during 2022:
•Approximately 56% of our products were manufactured by our top five vendors, the largest of which produced approximately 15% of our products; and

•Approximately 56% of our fabrics were produced by our top five fabric suppliers, the largest of which produced approximately 21% of fabric used.
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
Our supply of fabric or manufacture of our products could be disrupted or delayed by economic or political or global health conditions, and the related government and private sector responsive actions such as closures, restrictions on product shipments, and travel restrictions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. In addition, freight capacity issues continue to persist worldwide as there is much greater demand for shipping and reduced capacity and equipment. Any delays, interruption, or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet guest demand for our products and result in lower net revenue and income from operations both in the short and long term.
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
The fabrics used to make our products include synthetic fabrics whose raw materials include petroleum-based products. Our products also include silver and natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. Any and all of these factors may be exacerbated by global climate change. In addition, political instability, trade relations, sanctions, inflationary pressure, or other geopolitical or economic conditions could cause raw material costs to increase and have an adverse effect on our future margins. Increases in the cost of raw materials, including petroleum or the prices we pay for silver and our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition, and cash flows.
If we encounter problems with our distribution system, our ability to deliver our products to the market and to meet guest expectations could be harmed.
We rely on our distribution facilities for substantially all of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means their operations may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In addition, our operations could also be interrupted by labor difficulties, pandemics, the impacts of climate change, extreme or severe weather conditions or by floods, fires, or other natural disasters near our distribution centers. If we encounter problems with our distribution system, our ability to meet guest expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies could be harmed.
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
In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements present additional operational risks to our technology systems, including increased risks of cyber-attacks. Further, like other companies in the retail industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, but they may have a material impact in the future.
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
Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions, high levels of unemployment, pandemics, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment. Global economic conditions are uncertain and volatile, due in part to the potential impacts of increasing inflation, the potential impacts of geopolitical uncertainties, and any potential sanctions, restrictions or responses to those conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
Our financial condition could be adversely affected by global or regional health events such as the COVID-19 pandemic and related government, private sector, and individual consumer responsive actions.
The recent COVID-19 pandemic negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic and related government, private sector, and individual consumer responsive actions negatively impacted our business operations, store traffic, employee availability, supply chain, financial condition, liquidity, and cash flows.
The occurrence or resurgence of global or regional health events such as the COVID-19 pandemic, and the related governmental, private sector and individual consumer responses, could contribute to a recession, depression, or global economic downturn, reduce store traffic and consumer spending, result in temporary or permanent closures of retail locations, offices, and factories, and could negatively impact the flow of goods. Such events could cause health officials to impose restrictions and recommend precautions to mitigate the health crisis such as the temporary closure of our stores, limitations on the number of guests allowed in our stores at any single time, minimum physical distancing requirements, and limited operating hours. A health event such as the COVID-19 pandemic could also negatively impact our employees, guests, and brand by reducing consumer willingness to visit stores, malls, and lifestyle centers, and employee willingness to staff our stores. A global or regional health event may also cause long-term changes to consumer shopping behavior, preferences and demand for our products that may have a material adverse effect on our business.
A global or regional health event such as the COVID-19 pandemic could significantly and adversely impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed, or experience worker shortages.
Global economic and political conditions could adversely impact our results of operations.
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
Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and the PRC, Canada, or other countries where we sell or source our products, could negatively impact our results of operations or cash flows. Any tariffs imposed between the United States and the PRC could increase the costs of our products. General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including recent sanctions against the PRC, tariffs imposed by the United States and the PRC, and the possibility of additional tariffs or other trade restrictions between the United States and Mexico, could adversely impact our business. It is possible that further tariffs may be introduced, or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products from the PRC, or could require us to source more of our products from other countries. The Uyghur Forced Labor Prevention Act and other similar legislation may lead to greater supply chain compliance costs and delays to us and to our vendors.
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
Repatriations from our Canadian subsidiaries are not subject to Canadian withholding taxes if such distributions are made as a return of capital. The extent to which the accumulated earnings of our Canadian subsidiaries can be repatriated as a return of capital is dependent on, among other things, the amount of paid-up-capital in our Canadian subsidiaries and transactions undertaken by our exchangeable shareholders. Generally, exchange transactions by our exchangeable shareholders result in an increase in the amount of paid-up-capital in our Canadian subsidiaries and so increase the amount which can be repatriated free of Canadian withholding taxes.
Prior to 2022, we had not accrued for Canadian withholding taxes because the accumulated earnings of, or 'net investment' in, our Canadian subsidiaries was either indefinitely reinvested or could be repatriated as a return of capital without payment of withholding tax.
During 2022, the net investment in our Canadian subsidiaries, which was not indefinitely reinvested, exceeded the paid-up capital and therefore we have accrued for Canadian withholding taxes on the portion of our net investment which we expect to be unable to repatriate free of withholding tax.
Absent any transactions by our exchangeable shareholders or any changes to the permanently reinvested amounts, and if our Canadian subsidiaries continues to accumulate profits, we will record additional deferred tax liabilities for Canadian withholding taxes on the amount in excess of the paid-up capital balance, and our effective tax rate will increase. As a result, we expect the effective tax rate to increase in 2023.
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
Current economic and political conditions make tax rules in any jurisdiction, including the United States and Canada, subject to significant change. Changes in applicable U.S., Canadian, or other international tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act, and in 2020 with the passage of the Coronavirus Aid, Relief, and Economic Security Act. Certain provisions of the recently enacted Inflation Reduction Act, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development's Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions.
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

ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7.
The general location, use and approximate size of our principal owned properties as of January 29, 2023, are set forth below:

Location	Use	Approximate Square Feet
Groveport, OH, United States	Distribution Center	310,000
Vancouver, BC, Canada	Executive and Administrative Offices	140,000
We lease non-retail properties in a number of locations globally. The general location, use, approximate size and lease renewal date of our principal non-retail leased properties as of January 29, 2023, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Delta, BC, Canada	Distribution Center	375,000	December 2037
Milton, ON, Canada	Distribution Center	255,000	May 2031
Mississauga, ON, Canada	Distribution Center	250,000	September 2033
Delta, BC, Canada	Distribution Center	155,000	January 2031
Sumner, WA, United States	Distribution Center	150,000	July 2025
Vancouver, BC, Canada	Executive and Administrative Offices	120,000	October 2032
Derrimut, VIC, Australia	Distribution Center	50,000	October 2024
During 2021, we entered into a new lease for a U.S. distribution center in Ontario, California of approximately 1,250,000 square feet which is due to expire in 2038. We expect this distribution center to be operational in early fiscal 2024.
During 2022, we entered into a new lease for an Australian distribution center in Ravenhall, Victoria of approximately 250,000 square feet which is due to expire in 2033. We expect this distribution center to be operational in 2023.
During 2022, we entered into a new lease for a Canadian distribution center in Brampton, Ontario of approximately 980,000 square feet which is due to expire in 2039. We expect this distribution center to be operational in fiscal 2024.
ITEM 3. LEGAL PROCEEDINGS
Please see the legal proceedings described in Note 20. Commitments and Contingencies included in Item 8 of Part II of this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "LULU."
As of March 22, 2023, there were approximately 1,300 holders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 28, 2018 (the date of our fiscal year end five years ago) and January 29, 2023, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index, over the same period. This graph assumes the investment of $100 on January 28, 2018 at the closing sale price of our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

Comparison of Cumulative Total Stockholder Return
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
28-Jan-18
03-Feb-19
02-Feb-20
31-Jan-21
30-Jan-22
29-Jan-23
lululemon athletica inc.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	28-Jan-18	03-Feb-19	02-Feb-20	31-Jan-21	30-Jan-22	29-Jan-23
lululemon athletica inc.	$100.00	$184.77	$302.72	$415.63	$399.48	$393.08
S&P 500 Index	$100.00	$94.21	$112.28	$129.29	$154.27	$141.69
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$88.10	$79.56	$76.22	$73.82	$52.03

Issuer Purchase of Equity Securities
The following table provides information regarding our purchases of shares of our common stock during the fourth quarter of 2022 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 31, 2022 - November 27, 2022	—	$—	—	$812,489,434
November 28, 2022 - January 1, 2023	101,551	333.22	101,551	778,650,256
January 2, 2023 - January 29, 2023	110,980	313.92	110,980	743,811,785
Total	212,531		212,531
__________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2022.
(2)On March 23, 2022, our board of directors approved a stock repurchase program for up to $1.0 billion of our common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes.

The following table summarizes purchases of shares of our common stock during the fourth quarter of 2022 related to our Employee Share Purchase Plan (ESPP):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 31, 2022 - November 27, 2022	6,369	$355.47	6,369	4,514,959
November 28, 2022 - January 1, 2023	8,039	339.63	8,039	4,506,920
January 2, 2023 - January 29, 2023	7,141	319.15	7,141	4,499,779
Total	21,549		21,549
___________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2022.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Components of management's discussion and analysis of financial condition and results of operations include:
•Overview
•Financial Highlights and Market Conditions and Trends
•Results of Operations
•Comparison of 2022 to 2021
•Comparable Store Sales and Total Comparable Sales
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Liquidity Outlook
•Contractual Obligations and Commitments
•Critical Accounting Policies and Estimates
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2022 and 2021 were each 52-week years.
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
Overview
In 2019 we announced our Power of Three growth plan which established our goal to double our total net revenue by 2023 and outlined our plans to double men's revenue, double digital net revenue, and to quadruple international net revenue. We achieved our goal to double our total net revenue ahead of schedule, and in 2022 we launched our new 5-year growth plan, the Power of Three ×2.
Our Power of Three ×2 plan leverages the success of our prior growth strategy, and is comprised of three key pillars – Product Innovation, Guest Experience, and Market Expansion. We continue to see opportunity to grow our men's, direct to consumer, and international net revenue, while continuing to grow our core businesses.
2022 was the inaugural year of our new plan and we successfully executed against our goals by delivering 30% net revenue growth. Our strength was balanced across channel, region, and merchandise category; and was achieved in a challenging macroeconomic backdrop with ongoing supply chain disruptions. The underlying trends that have fueled our business continue to do so, and include a desire for guests to live an active and healthy lifestyle, the desire for apparel that offers versatility, the desire to be part of a diverse and inclusive community, and the desire to achieve wellness, both physically and mentally.
Product Innovation
We continue to solve for the unmet needs of our guest by bringing new technical innovations into our merchandise assortment. In 2022, we expanded our core running category with the launch of Senseknit, a proprietary fabric technology offering zoned compression. We entered new activities with our capsule collections for golf, tennis, and hiking. And we launched footwear, enabling us to provide a head-to-toe solution to our guests. The footwear collection currently includes three technical styles – Blissfeel, Chargefeel, and Strongfeel – all designed specifically for women. In addition, we launched a dual gender slide for pre- and post-workouts.

Guest Experience and Membership
Our omni operating model allows us to efficiently and effectively serve our guests in the ways most convenient to them – either in store or online. We saw strength across both channels in 2022 as net revenue in our company-operated store channel increased 29% and our direct to consumer net revenue increased 33%.
Community is at the core of our brand. In 2022, we continued to engage with guests via in-store events, 10K runs in Atlanta and Houston, ambassador-led activations, and our Summer Sweat Games in China Mainland, among other in-person events. In addition, we connect with our community of guests through our connected fitness content provided by lululemon Studio.
In October 2022, we launched our new two-tier membership program. The Essential membership tier is free and provides access to select content, as well as certain benefits in-store and online. We rebranded MIRROR to become lululemon Studio, the premium paid tier of the program which offers members a connected fitness experience via in-home hardware. As part of our membership launch, we also enhanced the lululemon Studio offering to include access to exclusive content provided by outside studio partners, as well as a discount on lululemon product purchases.
As concerns with the COVID-19 pandemic have subsided the connected fitness industry has experienced challenging market conditions, and as a result we have seen weakening demand for our in-home fitness hardware. Hardware unit sales did not meet our expectations during the peak holiday selling period and the reduction in customer acquisition costs was less than anticipated. As a result, in the fourth quarter, we reviewed our strategy and we plan to evolve lululemon Studio to focus on digital app-based services. Building on the two-tier membership program, we will be expanding the lululemon Studio premium tier by enabling guests to access digital fitness content via a new app, launching in summer 2023, for a lower monthly fee. We believe this strategy will enable more guests to experience our digital fitness content, while also building a larger community of guests with a deeper connection to lululemon.
In 2022 we recognized post-tax charges totaling $442.7 million related to lululemon Studio, including the impairment of goodwill, intangible assets, and property and equipment, and provisions against hardware inventory. See the section "Critical Accounting Policies and Estimates", Goodwill Impairment Assessment below and Note 8. Impairment of Goodwill and Other Assets included in Item 8 of Part II of this report for further information.
Market Expansion
We continued to expand our presence both in North America and in our international markets. During 2022, we opened 81 net new company-operated stores, including 31 stores in the PRC, nine stores in the rest of Asia Pacific, 32 stores in North America, and nine stores in Europe, including our first locations in Spain.
In 2022, our net revenue in North America increased 29%. In our international markets, despite certain COVID-19 closures in the PRC, we saw net revenue growth of 35%.
Financial Highlights
The summary below compares 2022 to 2021 and provides both GAAP and non-GAAP financial measures. The adjusted financial measures for 2022 exclude $442.7 million of post-tax impairment and other charges recognized in relation to our lululemon Studio business unit (formerly MIRROR) and the post-tax net gain on the sale of an administrative building of $8.5 million. The adjusted financial measures for 2021 exclude acquisition-related expenses, and their related tax effects.
•Net revenue increased 30% to $8.1 billion. On a constant dollar basis, net revenue increased 32%.
•Total comparable sales increased 25%, or 28% on a constant dollar basis.
–Comparable store sales increased 16%, or 19% on a constant dollar basis.
–Direct to consumer net revenue increased 33%, or 35% on a constant dollar basis.
•Gross profit increased 24% to $4.5 billion. Adjusted gross profit increased 26% to $4.6 billion.
•Gross margin decreased 230 basis points to 55.4%. Adjusted gross margin decreased 150 basis points to 56.2%.
•Income from operations was consistent at $1.3 billion. Adjusted income from operations increased 30% to $1.8 billion.

•Operating margin decreased 490 basis points to 16.4%. Adjusted operating margin increased 10 basis points to 22.1%.
•Income tax expense increased 33% to $477.8 million. Our effective tax rate for 2022 was 35.9% compared to 26.9% for 2021. The adjusted effective tax rate was 28.1% and 26.2% for 2022 and 2021, respectively.
•Diluted earnings per share were $6.68 for 2022 compared to $7.49 in 2021. Adjusted diluted earnings per share were $10.07 for 2022 compared to $7.79 in 2021.
Refer to the non-GAAP reconciliation tables contained in the Non-GAAP Financial Measures section of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for reconciliations between the above adjusted non-GAAP financial measures and the most directly comparable measures calculated in accordance with GAAP.
Market Conditions and Trends
Macroeconomic conditions, the recent COVID-19 pandemic, and supply chain disruption impacted our business and operating costs in 2022 and 2021. Certain trends are expected to continue into 2023, with the impact varying by market.
Macroeconomic Conditions
Macroeconomic conditions, including foreign currency fluctuations, inflationary pressures, and labor shortages have impacted our financial results. This includes higher air freight costs during the first half of 2022 and increased wage rates during 2022 compared to 2021. We have not increased the retail prices on the significant proportion of our products. Inflation, an anticipated economic downturn, and other macroeconomic factors could also impact consumer purchasing behaviors and sustained increases in costs may have an adverse effect on our operating margins.
COVID-19 Pandemic
Most of our retail locations were open throughout 2022 and 2021, with certain locations temporarily closed due to COVID-19 resurgences, including certain closures during 2022 in the PRC.
Supply chain disruption
In 2021 and 2022 we experienced supply chain disruption, including delays in inbound delivery of our products as well as in manufacturing. This supply chain disruption caused us to use higher cost modes of transport, including increasing our use of air freight. The supply chain disruption we have experienced has contributed to the 50% increase in our inventory balance as of January 29, 2023 compared to January 30, 2022. We expect that while the growth rate in our inventories will exceed net revenue growth in the first half of 2023, the growth rate will be relatively in line with net revenue growth in the second half of 2023.
The use of air freight reduced our gross margin during the first half of 2022, however, we began seeing an improvement in the supply chain issues and experienced lower inbound freight costs in the second half of 2022, and this resulted in an overall improvement to our gross margin from air freight costs for 2022 compared to 2021. We expect that we will similarly see improvements in our gross margin from air freight costs in the first half of 2023 compared to the prior year when there was the supply chain disruption.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	2022	2021	2022	2021
	(In thousands)		(Percentage of revenue)
Net revenue	$8,110,518	$6,256,617	100.0%	100.0%
Cost of goods sold	3,618,178	2,648,052	44.6	42.3
Gross profit	4,492,340	3,608,565	55.4	57.7
Selling, general and administrative expenses	2,757,447	2,225,034	34.0	35.6
Amortization of intangible assets	8,752	8,782	0.1	0.1
Impairment of goodwill and other assets	407,913	—	5.0	—
Acquisition-related expenses	—	41,394	—	0.7
Gain on disposal of assets	(10,180)	—	(0.1)	—
Income from operations	1,328,408	1,333,355	16.4	21.3
Other income (expense), net	4,163	514	0.1	—
Income before income tax expense	1,332,571	1,333,869	16.4	21.3
Income tax expense	477,771	358,547	5.9	5.7
Net income	$854,800	$975,322	10.5%	15.6%
Comparison of 2022 to 2021
Net Revenue
Net revenue increased $1.9 billion, or 30%, to $8.1 billion in 2022 from $6.3 billion in 2021. On a constant dollar basis, assuming the average foreign currency exchange rates in 2022 remained constant with the average foreign currency exchange rates in 2021, net revenue increased $2.0 billion, or 32%.
The increase in net revenue was primarily due to increased direct to consumer net revenue, as well as due to company-operated store net revenue, including from new company-operated stores and increased comparable store sales. Other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer, increased 25% in fiscal 2022 compared to fiscal 2021. Total comparable sales increased 28% on a constant dollar basis.
Net revenue for 2022 and 2021 is summarized below.

	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentage of revenue)		(In thousands)	(Percentage)
Company-operated stores	$3,648,127	$2,821,497	45.0%	45.1%	$826,630	29.3%
Direct to consumer	3,699,791	2,777,944	45.6	44.4	921,847	33.2
Other	762,600	657,176	9.4	10.5	105,424	16.0
Net revenue	$8,110,518	$6,256,617	100.0%	100.0%	$1,853,901	29.6%
Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by net revenue from company-operated stores that were opened or significantly expanded since 2021 which contributed $435.9 million to the increase. During 2022, we opened 81 net new company-operated stores, including 40 stores in Asia Pacific, 32 stores in North America, and nine stores in Europe. The increase in net revenue from our company-operated stores was also driven by increased comparable store sales. Comparable store sales increased 16%, or 19% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, partially offset by a decrease in conversion rates. Dollar value per transaction was consistent year over year.
Direct to Consumer. Direct to consumer net revenue increased 33%, or 35% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction.

Other. The increase in other net revenue was primarily due to increased outlet sales, sales to wholesale accounts, license and supply arrangement revenue, recommerce revenue, and revenue from our pop up locations. The increase in net revenue was partially offset by a decrease in net revenue from lululemon Studio.
Gross Profit

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$4,492,340	$3,608,565	$883,775	24.5%

Gross margin	55.4%	57.7%	(230) basis points
Our updated lululemon Studio strategy will focus on digital app based services and means we no longer expect to be able to sell all of the in-home hardware inventory above cost. We recognized a provision of $62.9 million against hardware inventory during the fourth quarter of 2022. This reduced 2022 gross margin by 80 basis points. Please refer to Note 8. Impairment of Goodwill and Other Assets included in Item 8 of Part II of this report.
The remaining 150 basis point decrease in gross margin was primarily the result of:
•a decrease in product margin of 100 basis points primarily due to higher markdowns, sales mix, and increased damages and shrink, partially offset by lower air freight costs;
•an increase in costs related to our product departments and distribution centers as a percentage of net revenue of 60 basis points; and
•an unfavorable impact of foreign currency exchange rates of 40 basis points.
The decrease in gross margin was partially offset by leverage on occupancy and depreciation costs of 50 basis points, driven primarily by the increase in net revenue.
Selling, General and Administrative Expenses

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$2,757,447	$2,225,034	$532,413	23.9%

Selling, general and administrative expenses as a percentage of net revenue	34.0%	35.6%	(160) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $283.7 million, comprised of:
–an increase in costs of $142.2 million primarily due to increased depreciation of $43.5 million and increased technology costs, including cloud computing amortization, of $35.7 million, as well as increased brand and community costs and professional fees; and
–an increase in employee costs of $141.5 million primarily due to an increase in salaries and wages expense of $76.5 million and incentive compensation of $34.8 million, as well as increased stock-based compensation expense and travel costs, primarily as a result of headcount growth and increased wage rates.
•an increase in costs related to our operating channels of $249.5 million, comprised of:
–an increase in variable costs of $127.6 million primarily due to an increase in distribution costs and credit card fees, primarily as a result of increased net revenue;
–an increase in employee costs of $104.2 million primarily due to an increase in salaries and wages expense and incentive compensation in our company-operated store and direct to consumer channels, primarily due to growth in our business and increased wage rates;
–an increase in other costs of $15.3 million primarily due to an increase in repairs and maintenance costs, depreciation, and technology costs, partially offset by a decrease in professional fees; and

–an increase in brand and community costs of $2.4 million primarily due to an increase in digital marketing expenses related to our direct to consumer channel, partially offset by a decrease in marketing expenses related to lululemon Studio.
The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign exchange and derivative revaluation losses of $0.8 million.
Amortization of Intangible Assets

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$8,752	$8,782	$(30)	(0.3)%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR.
Impairment of Goodwill and Other Assets

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Impairment of goodwill and other assets	$407,913	$—	$407,913	n/a
During the fourth quarter of 2022, we recognized an impairment of goodwill and other long-lived assets in relation to our lululemon Studio business unit (formerly MIRROR). Please refer to the Critical Accounting Policies and Estimates section of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 8. Impairment of Goodwill and Other Assets included in Item 8 of Part II of this report for further information.
Acquisition-Related Expenses

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Acquisition-related expenses	$—	$41,394	$(41,394)	(100.0)%
In connection with our acquisition of MIRROR, we recognized acquisition-related compensation expenses of $38.4 million and transaction and integration related costs of $3.0 million in 2021. There were no acquisition-related expenses in 2022. Please refer to Note 9. Acquisition-Related Expenses included in Item 8 of Part II of this report for further information.
Gain on Disposal of Assets

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gain on disposal of assets	$(10,180)	$—	$(10,180)	n/a
During the second quarter of 2022, we completed the sale of an administrative office building, which resulted in a pre-tax gain of $10.2 million.

Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. Segmented income from operations is summarized below.

	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$991,067	$727,735	27.2%	25.8%	$263,332	36.2%
Direct to consumer	1,562,538	1,216,496	42.2	43.8	346,042	28.4
Other	107,083	77,283	14.0	11.8	29,800	38.6
	$2,660,688	$2,021,514			$639,174	31.6%
General corporate expenses	862,867	637,983			224,884	35.2
lululemon Studio obsolescence provision	62,928	—			62,928	n/a
Amortization of intangible assets	8,752	8,782			(30)	(0.3)
Impairment of goodwill and other assets	407,913	—			407,913	n/a
Acquisition-related expenses	—	41,394			(41,394)	(100.0)
Gain on disposal of assets	(10,180)	—			(10,180)	n/a
Income from operations	$1,328,408	$1,333,355			$(4,947)	(0.4)%
Operating margin	16.4%	21.3%			(490) basis points

Company-Operated Stores. The increase in income from operations from company-operated stores was primarily the result of increased gross profit of $413.7 million, driven by increased net revenue. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher salaries and wages expense and higher incentive compensation as a result of the growth in our business and increased wage rates. Store operating costs increased, primarily due to increases in credit card fees and distribution costs as a result of higher net revenue, as well as increased repairs and maintenance. Income from operations as a percentage of company-operated stores net revenue increased due to leverage on selling, general and administrative expenses.

Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $527.9 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to higher markdowns, sales mix, deleverage on distribution center and product team costs, and unfavorable foreign exchange, partially offset by lower air freight costs. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher distribution costs and credit card fees as a result of higher net revenue, as well as higher digital marketing expenses, depreciation, employee costs, and technology costs. Income from operations as a percentage of direct to consumer net revenue decreased primarily due to a decrease in gross margin, partially offset by leverage on selling, general and administrative expenses.
Other. The increase in income from operations was primarily the result of a reduction in lululemon Studio marketing expenses and increased operating profit from our other lululemon retail operations. Increased net revenue from outlets, sales to wholesale accounts, license and supply arrangements, recommerce, and pop up locations resulted in increased gross profit. This was partially offset by a decrease in net revenue from lululemon Studio. Selling, general, and administrative expenses decreased due to lower lululemon Studio marketing costs, partially offset by higher people costs as a result of growth in our other lululemon retail locations. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses, partially offset by lower gross margin.
General Corporate Expenses. The increase in general corporate expenses was primarily due to increased employee costs, primarily from headcount growth and increased wage rates, as well as increased depreciation, technology costs including cloud computing amortization, brand and community costs, and professional fees. The increase in general corporate expenses was partially offset by a decrease in net foreign exchange and derivative losses of $0.8 million. We expect general corporate expenses to continue to increase in future years as we grow our overall business and require increased efforts at our head office to support our operations.

Other Income (Expense), Net

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$4,163	$514	$3,649	709.9%
The increase in other income, net was primarily due to an increase in interest income from higher interest rates, partially offset by an increase in other expenses.
Income Tax Expense

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$477,771	$358,547	$119,224	33.3%

Effective tax rate	35.9%	26.9%	900 basis points
The increase in the effective tax rate was primarily due to certain non-deductible expenses related to the impairment of goodwill and other assets recognized in relation to our lululemon Studio business unit (formerly MIRROR) partially offset by the gain on sale of an administrative building in 2022 which increased the effective tax rate by 780 basis points. Certain non-deductible expenses related to the MIRROR acquisition increased the effective tax rate by 70 basis points in 2021. The increase in the effective tax rate was also due to the accrual of U.S. state tax and Canadian withholding taxes on unremitted earnings which are not considered to be permanently reinvested, adjustments upon filing of certain income tax returns, and a decrease in deductions for stock-based compensation, partially offset by a decrease in non-deductible expenses in international jurisdictions.
Excluding the impairment of goodwill and other assets recognized in relation to our lululemon Studio business unit and the gain on sale of an administrative building in 2022, and the MIRROR acquisition-related expenses in 2021, and their tax effects, our adjusted effective tax rates were 28.1% and 26.2% for 2022 and 2021, respectively.
Net Income

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$854,800	$975,322	$(120,522)	(12.4)%
The decrease in net income in 2022 was primarily due to an increase in selling, general and administrative expenses of $532.4 million, an impairment charge recognized in 2022 of $407.9 million, an increase in income tax expense of $119.2 million, partially offset by an increase in gross profit of $883.8 million, a decrease in acquisition-related expenses of $41.4 million, a gain on disposal of assets of $10.2 million, and an increase in other income (expense), net of $3.6 million. Excluding the impairment of goodwill and other assets in relation to our lululemon Studio business unit (formerly MIRROR) and the gain on sale of an administrative building in 2022, and the MIRROR acquisition-related expenses in 2021, and their tax effects, adjusted net income increased $273.7 million or 27.0%.
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
Adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, net income, and diluted earnings per share exclude the impairment of goodwill and other assets recognized in relation to our lululemon Studio business unit (formerly MIRROR), the gain on disposal of assets for the sale of an administrative office building, the MIRROR acquisition-related expenses, and the related income tax effects of these items. We believe these adjusted financial measures are useful to investors as they provide supplemental information that enable evaluation of the underlying trend in our operating performance, and enable a comparison to our historical financial information. Further, due to the finite and discrete nature of these items, we do not consider them to be normal operating expenses that are necessary to operate the business, or impairments or disposal gains that are expected to arise in the normal course of our operations.
Management uses these adjusted financial measures and constant currency metrics internally when reviewing and assessing financial performance.
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
Constant Dollar Changes in Net Revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	2022
	Net Revenue		Direct to Consumer Net Revenue
	(In thousands)	(Percentages)	(Percentages)
Change	$1,853,901	30%	33%
Adjustments due to foreign currency exchange rate changes	147,728	2	2
Change in constant dollars	$2,001,629	32%	35%

Constant Dollar Changes in Total Comparable Sales, Comparable Store Sales, and Direct to Consumer Net Revenue
The below changes in total comparable sales, comparable store sales, and direct to consumer net revenue show the change compared to the corresponding period in the prior year.

	2022
	Total Comparable Sales[1,2]	Comparable Store Sales[2]	Direct to Consumer Net Revenue
Change	25%	16%	33%
Adjustments due to foreign currency exchange rate changes	3%	3	2
Change in constant dollars	28%	19%	35%
__________
(1)Total comparable sales includes comparable store sales and direct to consumer net revenue.
(2)Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 full fiscal months, or open for at least 12 full fiscal months after being significantly expanded.

Adjusted financial measures
The following tables reconcile adjusted financial measures with the most directly comparable measures calculated in accordance with GAAP. The 2022 adjustments relate to the impairment of goodwill and other assets in relation to our lululemon Studio business unit (formerly MIRROR) and the gain on sale of an administrative office building, and their related tax effects. The 2021 adjustments relate to MIRROR acquisition-related expenses, and their related tax effects. Please refer to Note 5. Property and Equipment, Note 8. Impairment of Goodwill and Other Assets, and Note 9. Acquisition-Related Expenses included in Item 8 of Part II of this report for further information on the nature of these amounts.

	2022
	Gross Profit	Gross Margin	Income from Operations	Operating Margin	Income Tax Expense	Effective Tax Rate	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
GAAP results	$4,492,340	55.4%	$1,328,408	16.4%	$477,771	35.9%	$854,800	$6.68
lululemon Studio charges:
Obsolescence provision	62,928	0.8	62,928	0.8			62,928	0.49
Impairment of goodwill			362,492	4.4			362,492	2.83
Impairment of intangible assets			40,585	0.5			40,585	0.32
Impairment of property and equipment			4,836	0.1			4,836	0.04
Gain on disposal of assets			(10,180)	(0.1)			(10,180)	(0.08)
Tax effect of the above					26,510	(7.8)	(26,510)	(0.21)
Adjusted results (non-GAAP)	$4,555,268	56.2%	$1,789,069	22.1%	$504,281	28.1%	$1,288,951	$10.07

Fourth Quarter 2022
(In thousands)
Income from operations	$314,426
lululemon Studio related charges:
Obsolescence provision	62,928
Impairment of goodwill	362,492
Impairment of intangible assets	40,585
Impairment of property and equipment	4,836
Adjusted income from operations (non-GAAP)	$785,267

	2021
	Income from Operations	Operating Margin	Income Tax Expense	Effective Tax Rate	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
GAAP results	$1,333,355	21.3%	$358,547	26.9%	$975,322	$7.49
Transaction and integration costs	2,989	—			2,989	0.02
Acquisition-related compensation	38,405	0.7			38,405	0.29
Tax effect of the above			1,417	(0.7)	(1,417)	(0.01)
Adjusted results (non-GAAP)	$1,374,749	22.0%	$359,964	26.2%	$1,015,299	$7.79

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
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	2022	2021	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$966,463	$1,389,108	$(422,645)
Investing activities	(569,937)	(427,891)	(142,046)
Financing activities	(467,487)	(844,987)	377,500
Effect of foreign currency exchange rate changes on cash and cash equivalents	(34,043)	(6,876)	(27,167)
Increase (decrease) in cash and cash equivalents	$(105,004)	$109,354	$(214,358)
Operating Activities
The decrease in cash provided by operating activities was primarily as a result of a decrease in cash flows from changes in operating assets and liabilities of $726.1 million. This decrease was primarily driven by changes in accounts payable, inventories, and income taxes. The decrease in cash provided by operating activities was also due to lower cash inflows related to derivatives not designated in a hedging relationship.
The decrease in cash provided by operating activities was partially offset by an increase in depreciation and stock-based compensation expense.
Investing Activities
The increase in cash used in investing activities was primarily due to increased capital expenditures, partially offset by the settlement of net investment hedges and other investing activities. The increase in capital expenditures was primarily due to corporate expenditures and from our company-operated stores segment.
Capital expenditures for our company-operated stores segment were $303.7 million and $189.6 million in 2022 and 2021, respectively. The capital expenditures for our company-operated stores segment in each period were primarily for opening new company-operated stores, for the remodeling or relocation of certain stores, ongoing store refurbishment, and increased investment in our new and existing distribution facilities. The capital expenditures for our company-operated stores segment also included $78.9 million to open 87 company-operated stores and $47.1 million to open 56 company-operated stores, in 2022 and 2021 respectively. We expect to open 45 to 50 new company-operated stores in 2023.
Capital expenditures for our direct to consumer segment were $57.1 million and $81.7 million in 2022 and 2021, respectively. Capital expenditures in 2022 were primarily related to our distribution centers as well as other technology infrastructure and system initiatives.
Capital expenditures related to corporate activities and other were $277.9 million and $123.2 million in 2022 and 2021, respectively. The increase in capital expenditures in each fiscal year was primarily due to investments in technology and business systems, and for increased capital expenditures on corporate office renovations. The proceeds of the sale of an administrative office building during the second quarter of 2022 are included in other investing activities.
Financing Activities
The decrease in cash used in financing activities was primarily the result of a decrease in our stock repurchases. During 2022, 1.4 million shares were repurchased at a total cost including commissions and excise taxes of $444.0 million. During 2021, 2.2 million shares were repurchased at a total cost including commissions of $812.6 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.

Liquidity Outlook
We believe our cash and cash equivalent balances, cash generated from operations, and borrowings available to us under our committed revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Our cash from operations may be negatively impacted by a decrease in demand for our products as well as the other factors described in "Item 1A. Risk Factors". In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or systems, or we may repurchase shares under an approved stock repurchase program, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such expenditures out of our cash and cash equivalents and cash generated from operations.
The following table includes certain measures of our liquidity:

January 29, 2023
(In thousands)
Cash and cash equivalents	$1,154,867
Working capital excluding cash and cash equivalents(1)	512,388
Capacity under committed revolving credit facility	393,480
__________
(1)Working capital is calculated as current assets of $3.2 billion less current liabilities of $1.5 billion.

Capital expenditures are expected to range between $660.0 million and $680.0 million in 2023.
Our current commitments with respect to inventory purchases are included within our purchase obligations outlined below. The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of January 29, 2023 was $1.4 billion, an increase of 50% from January 30, 2022. Increased air freight usage and cost have contributed to the increase in inventory. On a number of units basis, our inventory increased 58% compared to January 30, 2022. We expect that while the growth rate in our inventories will exceed net revenue growth in the first half of 2023, the growth rate will be relatively in line with net revenue growth in the second half of 2023.
Our existing North America credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of January 29, 2023, aside from letters of credit of $6.5 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 12. Revolving Credit Facilities included in Item 8 of Part II of this report.
Contractual Obligations and Commitments
Leases. We lease certain store and other retail locations, distribution centers, offices, and equipment under non-cancellable operating leases. Our leases generally have initial terms of between two and 15 years, and generally can be extended in increments between two and five years, if at all. The following table details our future minimum lease payments. Minimum lease commitments exclude variable lease expenses including contingent rent payments, common area maintenance, property taxes, and landlord's insurance.
Purchase obligations. The amounts listed for purchase obligations in the table below represent agreements (including open purchase orders) to purchase products and for other expenditures in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, values are subject to change, such as for product purchases throughout the production process. The reported amounts exclude liabilities included in our consolidated balance sheets as of January 29, 2023.
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

The following table summarizes our contractual arrangements due by fiscal year as of January 29, 2023, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Total	2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Operating leases (minimum rent)	$1,174,024	$238,343	$265,787	$197,934	$143,603	$117,639	$210,718
Purchase obligations	884,382	841,341	15,843	3,430	5,184	2,930	15,654
One-time transition tax payable	38,073	9,518	12,691	15,864	—	—	—
As of January 29, 2023, our operating lease commitments for distribution center operating leases which have been committed to, but not yet commenced, was $632.0 million, which is not reflected in the table above.
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of January 29, 2023, letters of credit and letters of guarantee totaling $8.6 million had been issued, including $6.5 million under our committed revolving credit facility.
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
Our critical accounting policies, estimates, and judgements are as follows, and see Note 2. Summary of Significant Accounting Policies included in Item 8 of Part II for additional information:
Goodwill impairment assessment
Goodwill is tested annually for impairment on the first day of the fourth quarter, or more frequently if events or circumstances indicate it is more likely than not that an impairment may have occurred.
We acquired Curiouser Products Inc., dba "MIRROR" in 2020, subsequently re-branded "lululemon Studio," and $362.5 million of goodwill was allocated to the lululemon Studio reporting unit.
We performed a quantitative impairment analysis on October 31, 2022 for the lululemon Studio reporting unit. The result of this annual test concluded that the fair value of the lululemon Studio reporting unit exceeded its carrying value. We used a discounted cash flow model to estimate the fair value, supplemented by market analysis, which indicated the fair value of lululemon Studio was approximately 4% higher than its carrying value. The key assumptions of the fair value of the lululemon Studio reporting unit as of October 31, 2022 were the revenue growth rates, operating profit margins, and the discount rate. The test indicated that failure to increase the growth rate of new subscribers in the near term, or failure to reduce customer acquisition costs, or other internal or external factors could cause a material impairment of goodwill.
Sales of hardware units did not meet our fourth quarter expectations and the reduction in customer acquisition costs was less than anticipated, and therefore our short and long term forecasts for lululemon Studio were revised downwards with an adverse impact on future expected cash flows. As a result, we reviewed our strategy and we plan to evolve lululemon Studio to focus on digital app-based services.
We determined the lower than forecasted subscriber growth, and the shift in strategy, were triggering events which indicated we should conduct an impairment test as of January 29, 2023. We used a discounted cash flow model to estimate the fair value of the lululemon Studio reporting unit based on our updated strategic plans, supplemented by market comparable analysis. This led to the recognition of an impairment of goodwill of $362.5 million. The key assumptions in estimating the fair value of the lululemon Studio reporting unit were the revenue growth rates, operating profit margins, and the discount rate. The fair value of the lululemon Studio reporting unit is a Level 3 fair value measurement.
Finite-lived intangible asset impairment assessment
As of January 29, 2023, the performance of lululemon Studio in the fourth quarter of 2022 and our change in strategy were also triggering events which indicated we should test the related intangible assets for impairment. The undiscounted cash flows of the asset group to which the intangible assets belong were less than their carrying value, and therefore we calculated the fair value of the asset group, which was also less than its carrying value. This resulted in an impairment of $40.6 million, relating to the MIRROR brand, which is associated with in-home hardware and to the customer relationship intangible assets that were recognized as part of the acquisition. The carrying value of individual long-lived assets was not reduced to lower than their fair value. The fair values of the brand and the customer relationships were based on a relief from royalty method and a discounted cash flow model respectively, and are Level 3 fair value measurements.
The relief from royalty method is dependent on certain key estimates, including forecast hardware and hardware subscriber revenues, the royalty rate, and the discount rate.
Inventory provisions
Inventory is valued at the lower of cost and net realizable value. We periodically review our inventories and make a provision for obsolescence and goods that have quality issues or that are damaged. We record a provision at an amount that is equal to the difference between the inventory cost and its net realizable value. As of January 29, 2023 the net carrying value of our inventories was $1.4 billion, which included provisions for obsolete and damaged inventory of $123.2 million. The provision is determined based upon assumptions about product quality, damages, future demand, selling prices, and market conditions, and includes a provision of $62.9 million against lululemon Studio hardware inventory.
Our change in strategy related to lululemon Studio means we no longer expect to be able to sell all of the hardware inventory above cost. The net realizable value of the lululemon Studio inventory was determined based on hardware sales forecasts and assumptions regarding liquidation value. If we do not achieve our sales forecasts, have to sell the hardware at prices lower than our forecasts, or are unable to liquidate excess inventory and the prices we anticipate, this could reduce the net realizable value of this inventory below our estimate and we would increase our provision in the period in which we made such a determination.
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
For the portion of our net investment in our Canadian subsidiaries that is not indefinitely reinvested, we have recorded a deferred tax liability for the taxes which would be due upon repatriation. For distributions made by our Canadian subsidiaries, the amount of tax payable is partially dependent on how the repatriation transactions are made. The deferred tax liability has been recorded on the basis that we would choose to make the repatriation transactions in the most tax efficient manner. Specifically, to the extent that the Canadian subsidiaries have sufficient paid-up-capital, any such distributions would be made as a return of capital, rather than as a dividend, and therefore would not be subject to Canadian withholding tax.
As of January 29, 2023, the net investment in our Canadian subsidiaries was $2.4 billion, of which $1.3 billion was determined to be indefinitely reinvested. The paid-up-capital balance of the Canadian subsidiaries was $740.6 million.
We have recognized a deferred tax liability of $20.2 million as of January 29, 2023 which represents the Canadian withholding taxes payable on the portion of our Canadian earnings that are not indefinitely reinvested and cannot be repatriated as a return of capital, and U.S. state income taxes payable upon repatriation of the amounts which are not indefinitely reinvested.
In future periods, if the net investment in our Canadian subsidiaries continues to grow, whether due to the accumulation of profits by these subsidiaries or due to a change in the amount that is indefinitely reinvested, we will record additional deferred tax liabilities, including both Canadian withholding taxes for the amount in excess of the paid-up capital balance and U.S. state income taxes, and our effective tax rate will increase. Absent any changes to the permanently reinvested amounts, or the paid-up-capital of our Canadian subsidiaries, we expect the effective tax rate to increase in 2023, where we will accrue Canadian withholding taxes and U.S. state income taxes for profits generated in our Canadian subsidiaries.
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
As of January 29, 2023, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign currency exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 16. Derivative Financial Instruments included in Item 8 of Part II of this report for further information, including details of the notional amounts outstanding.
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
During 2022, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $54.5 million increase in accumulated other comprehensive loss within stockholders' equity. During 2021, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $3.4 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the foreign currency exchange rates in effect for 2022 would have resulted in lower income from operations of approximately $30.9 million in 2022. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the fiscal year. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign currency exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 29, 2023, aside from letters of credit of $6.5 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. We do not believe these balances are subject to material interest rate risk.
Credit Risk. We have cash on deposit with various large, reputable financial institutions and have invested in AAA-rated money market funds. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. We are also exposed to credit-related losses in the event of nonperformance by the financial institutions that are counterparties to our forward currency contracts. The credit risk amount is our unrealized gains on our derivative instruments, based on foreign currency rates at the time of nonperformance. We have not experienced any losses related to these items, and we believe credit risk to be minimal. We seek to minimize our credit risk by entering into transactions with investment grade credit worthy and reputable financial institutions and by monitoring the credit standing of the financial institutions with whom we transact. We seek to limit the amount of exposure with any one counterparty.
Inflation
Inflationary factors such as increases in the cost of our product, as well as overhead costs and capital expenditures may adversely affect our operating results. During 2021 and the first half of 2022, our operating margin was impacted by higher air freight costs compared to fiscal 2021 and 2020 as a result of global supply chain disruption, as well as increased wage rates. Sustained increases in transportation costs, wages, and raw material costs, or other inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of operating margin if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.

ITEM 8. FINANCIAL STATEMENTS
lululemon athletica inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of lululemon athletica inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of lululemon athletica inc. and its subsidiaries (together, the Company) as of January 29, 2023 and January 30, 2022, and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the 52-week years ended January 29, 2023, January 30, 2022, and January 31, 2021, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2023 and January 30, 2022, and the results of its operations and its cash flows for each of the 52-week years ended January 29, 2023, January 30, 2022, and January 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s 2022 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Inventory Provision
As described in Notes 2 and 3 to the consolidated financial statements, inventories are valued at the lower of cost and net realizable value, and management records a provision as necessary to appropriately value inventories that are obsolete, have quality issues, or are damaged. Provision expense is recorded in cost of goods sold. As of January 29, 2023, the Company’s consolidated net inventories balance was $1,447.4 million inclusive of the inventory provision of $124.6 million. The amount of the inventory provision is equal to the difference between the cost of the inventory and its estimated net realizable value based on assumptions about product quality, damages, future demand, selling prices, and market conditions.
The principal considerations for our determination that performing procedures relating to the inventory provision is a critical audit matter are the significant judgment by management in determining the estimated net realizable value of inventories that are obsolete, have quality issues, or are damaged, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the inventory provision.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the review of the inventory provision including the assumptions used. These procedures also included, among others, (i) observing the physical condition of inventories during inventory counts; (ii) evaluating the appropriateness of management’s process for developing the estimates of net realizable value; (iii) testing the reliability of reports used by management by agreeing to underlying records; (iv) testing the reasonableness of the assumptions about quality, damages, future demand, selling prices and market conditions by considering historical trends and consistency with evidence obtained in other areas of the audit; and (v) corroborating the assumptions with individuals within the product team.
Goodwill Impairment Assessment – lululemon Studio (formerly known as MIRROR) Reporting Unit
As described in Notes 6 and 8 to the consolidated financial statements, the Company recorded a goodwill impairment in the amount of $362.5 million during the year ended January 29, 2023. Goodwill is tested annually for impairment on the first day of the fourth quarter, or more frequently when an event or circumstance indicates that goodwill might be impaired. Management determined that there were indicators of impairment and therefore conducted an impairment test as of January 29, 2023. The fair value of the lululemon Studio reporting unit was estimated by management by using a discounted cash flow model, which resulted in the recognition of a goodwill impairment charge of $362.5 million. The key assumptions used in the discounted cash flow model were the revenue growth rates, operating profit margins, and the discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the lululemon Studio reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s discounted cash flow model including the key assumptions related to the revenue growth rates, operating profit margins, and the discount rate; and (iii) the audit effort, which involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the fair value estimate of the lululemon Studio reporting unit. These procedures also included, among others, (i) testing management's process for developing the fair value estimate; (ii) testing the completeness and accuracy of the underlying data used in the model; and (iii) evaluating the reasonableness of the key assumptions used by management related to the revenue growth rates, operating profit margins, and the discount rate. Evaluating the reasonableness of the revenue growth rates and operating profit margins involved considering (i) the current and past performance of the reporting unit; (ii) the performance of peer companies; (iii) the consistency with economic and industry forecasts; and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, Canada
March 28, 2023

We have served as the Company's auditor since 2006.

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	January 29, 2023	January 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,154,867	$1,259,871
Accounts receivable, net	132,906	77,001
Inventories	1,447,367	966,481
Prepaid and receivable income taxes	185,641	118,928
Prepaid expenses and other current assets	238,672	192,572
	3,159,453	2,614,853
Property and equipment, net	1,269,614	927,710
Right-of-use lease assets	969,419	803,543
Goodwill	24,144	386,880
Intangible assets, net	21,961	71,299
Deferred income tax assets	6,402	6,091
Other non-current assets	156,045	132,102
	$5,607,038	$4,942,478
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$172,732	$289,728
Accrued liabilities and other	399,223	330,800
Accrued compensation and related expenses	248,167	204,921
Current lease liabilities	207,972	188,996
Current income taxes payable	174,221	133,852
Unredeemed gift card liability	251,478	208,195
Other current liabilities	38,405	48,842
	1,492,198	1,405,334
Non-current lease liabilities	862,362	692,056
Non-current income taxes payable	28,555	38,074
Deferred income tax liabilities	55,084	53,352
Other non-current liabilities	20,040	13,616
	2,458,239	2,202,432
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,203 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,203 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 122,205 and 123,297 issued and outstanding	611	616
Additional paid-in capital	474,645	422,507
Retained earnings	2,926,127	2,512,840
Accumulated other comprehensive loss	(252,584)	(195,917)
	3,148,799	2,740,046
	$5,607,038	$4,942,478
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Net revenue	$8,110,518	$6,256,617	$4,401,879
Cost of goods sold	3,618,178	2,648,052	1,937,888
Gross profit	4,492,340	3,608,565	2,463,991
Selling, general and administrative expenses	2,757,447	2,225,034	1,609,003
Amortization of intangible assets	8,752	8,782	5,160
Impairment of goodwill and other assets	407,913	—	—
Acquisition-related expenses	—	41,394	29,842
Gain on disposal of assets	(10,180)	—	—
Income from operations	1,328,408	1,333,355	819,986
Other income (expense), net	4,163	514	(636)
Income before income tax expense	1,332,571	1,333,869	819,350
Income tax expense	477,771	358,547	230,437
Net income	$854,800	$975,322	$588,913

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(65,571)	$(28,494)	$72,731
Net investment hedge gains (losses)	8,904	9,732	(25,305)
Other comprehensive income (loss), net of tax	(56,667)	(18,762)	47,426
Comprehensive income	$798,133	$956,560	$636,339

Basic earnings per share	$6.70	$7.52	$4.52
Diluted earnings per share	$6.68	$7.49	$4.50
Basic weighted-average number of shares outstanding	127,666	129,768	130,289
Diluted weighted-average number of shares outstanding	128,017	130,295	130,871
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 2, 2020	6,227	6,227	$—	124,122	$621	$355,541	$1,820,637	$(224,581)	$1,952,218
Net income							588,913		588,913
Other comprehensive income (loss), net of tax								47,426	47,426
Common stock issued upon exchange of exchangeable shares	(1,024)	(1,024)	—	1,024	5	(5)			—
Stock-based compensation expense						50,797			50,797
Common stock issued upon settlement of stock-based compensation				532	3	15,260			15,263
Shares withheld related to net share settlement of stock-based compensation				(159)	(1)	(32,387)			(32,388)
Repurchase of common stock				(369)	(2)	(539)	(63,122)		(63,663)
Balance as of January 31, 2021	5,203	5,203	$—	125,150	$626	$388,667	$2,346,428	$(177,155)	$2,558,566
Net income							975,322		975,322
Other comprehensive income (loss), net of tax								(18,762)	(18,762)
Stock-based compensation expense						69,137			69,137
Common stock issued upon settlement of stock-based compensation				502	2	18,192			18,194
Shares withheld related to net share settlement of stock-based compensation				(153)	(1)	(49,808)			(49,809)
Repurchase of common stock				(2,202)	(11)	(3,681)	(808,910)		(812,602)
Balance as of January 30, 2022	5,203	5,203	$—	123,297	$616	$422,507	$2,512,840	$(195,917)	$2,740,046

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Net income							854,800		854,800
Other comprehensive income (loss), net of tax								(56,667)	(56,667)
Common stock issued upon exchange of exchangeable shares	(87)	(87)	—	87	—	—			—
Stock-based compensation expense						78,075			78,075
Common stock issued upon settlement of stock-based compensation				322	2	11,702			11,704
Shares withheld related to net share settlement of stock-based compensation				(105)	—	(35,158)			(35,158)
Repurchase of common stock, including excise tax				(1,396)	(7)	(2,481)	(441,513)		(444,001)
Balance as of January 29, 2023	5,116	5,116	$—	122,205	$611	$474,645	$2,926,127	$(252,584)	$3,148,799
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Cash flows from operating activities
Net income	$854,800	$975,322	$588,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,791	224,206	185,478
Impairment of goodwill and other assets	407,913	—	—
Gain on disposal of assets	(10,180)	—	—
Stock-based compensation expense	78,075	69,137	50,797
Derecognition of unredeemed gift card liability	(23,337)	(18,699)	(13,696)
Settlement of derivatives not designated in a hedging relationship	(38,649)	15,191	4,485
Deferred income taxes	3,042	(5,180)	34,908
Changes in operating assets and liabilities:
Inventories	(510,510)	(323,609)	(96,548)
Prepaid and receivable income taxes	(66,714)	20,108	(53,966)
Prepaid expenses and other current assets	(113,820)	(82,404)	(70,999)
Other non-current assets	(36,518)	(17,556)	(49,056)
Accounts payable	(107,280)	117,655	82,663
Accrued liabilities and other	65,364	103,878	99,161
Accrued compensation and related expenses	47,254	75,273	(6,692)
Current and non-current income taxes payable	35,986	120,778	(24,125)
Unredeemed gift card liability	68,266	71,441	47,962
Right-of-use lease assets and current and non-current lease liabilities	23,905	13,494	13,267
Other current and non-current liabilities	(2,925)	30,073	10,784
Net cash provided by operating activities	966,463	1,389,108	803,336
Cash flows from investing activities
Purchase of property and equipment	(638,657)	(394,502)	(229,226)
Settlement of net investment hedges	47,804	(23,389)	(14,607)
Acquisition, net of cash acquired	—	—	(452,581)
Other investing activities	20,916	(10,000)	882
Net cash used in investing activities	(569,937)	(427,891)	(695,532)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	11,704	18,194	15,263
Shares withheld related to net share settlement of stock-based compensation	(35,158)	(49,809)	(32,388)
Repurchase of common stock	(444,001)	(812,602)	(63,663)
Other financing activities	(32)	(770)	—
Net cash used in financing activities	(467,487)	(844,987)	(80,788)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(34,043)	(6,876)	29,996
Increase (decrease) in cash and cash equivalents	(105,004)	109,354	57,012
Cash and cash equivalents, beginning of period	$1,259,871	$1,150,517	$1,093,505
Cash and cash equivalents, end of period	$1,154,867	$1,259,871	$1,150,517
See accompanying notes to the consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories, which are sold through company-operated stores, direct to consumer through e-commerce, outlets, sales to wholesale accounts, license and supply arrangements, recommerce, and sales from temporary locations. Recommerce is the sale of repurchased product via the Company's "Like New" program. The Company operates stores in the United States, the People's Republic of China ("PRC"), Canada, Australia, the United Kingdom, South Korea, Germany, New Zealand, Singapore, Japan, France, Ireland, Spain, Malaysia, Sweden, the Netherlands, Norway, and Switzerland. There were 655, 574, and 521 company-operated stores in operation as of January 29, 2023, January 30, 2022, and January 31, 2021, respectively. The Company also engages in the design and retail of in-home connected fitness equipment and associated content subscriptions through lululemon Studio, which was rebranded from the Company's former MIRROR brand during fiscal 2022.
COVID-19 Pandemic
The outbreak of a novel strain of coronavirus ("COVID-19") caused governments and public health officials to impose restrictions and recommend precautions to mitigate the spread of the virus.
The Company temporarily closed almost all of its retail locations for a significant portion of the first half of fiscal 2020. While most of the Company's retail locations have been open since then, certain locations were temporarily closed based on government and health authority guidance, including certain closures during 2022 in the PRC.
In response to the COVID-19 pandemic, various government programs were announced which provide financial relief for affected businesses. The most significant relief measures which the Company qualified for are the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the United States, and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. During fiscal 2020 the Company recognized payroll subsidies totaling $37.1 million under these wage subsidy programs and similar plans in other jurisdictions. The Company utilized the grant accounting model and these subsidies were recorded as a reduction in the associated wage costs which the Company incurred, and were recognized in selling, general and administrative expenses. These subsidies partially offset the wages paid to employees while its retail locations were temporarily closed due to COVID-19. The Company did not recognize any payroll subsidies in fiscal 2022 and fiscal 2021.
The COVID-19 pandemic materially impacted the Company's operations. The extent to which COVID-19 continues to impact the Company's operations, and in turn, its operating results and financial position will depend on future developments, which are highly uncertain and cannot be predicted.
Basis of presentation
The consolidated financial statements have been presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP").
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2022, fiscal 2021, and fiscal 2020 were each 52-week years. Fiscal 2022, 2021, and 2020 ended on January 29, 2023, January 30, 2022, and January 31, 2021, respectively, and are referred to as "2022," "2021," and "2020," respectively.
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
Accounts receivable
Accounts receivable primarily arise out of duty receivables, sales to wholesale accounts, and license and supply arrangements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As of January 29, 2023, January 30, 2022, and January 31, 2021, the Company recorded an insignificant allowance for doubtful accounts.
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
Property and equipment
Property and equipment are recorded at cost less accumulated depreciation. Direct internal and external costs related to software used for internal purposes which are incurred during the application development stage or for upgrades that add functionality are capitalized. All other costs related to internal use software are expensed as incurred. Property and equipment carrying values are reviewed for impairment when events or circumstances indicate that the asset group to which the property and equipment belong might be impaired.
Depreciation commences when an asset is ready for its intended use. Buildings are depreciated on a straight-line basis over the expected useful life of the asset, which is individually assessed, and estimated to be up to 40 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the expected lease term and the estimated useful life of the improvement, to a maximum of 10 years for stores and 15 years for corporate offices and distribution centers. All other property and equipment are depreciated using the declining balance method as follows:

Furniture and fixtures	20%
Computer hardware and software	20% - 50%
Equipment and vehicles	20% - 30%
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements hosted by third party vendors. Costs incurred to implement cloud computing service arrangements are capitalized when incurred during the application development phase, and recognized as other non-current assets. Implementation costs are subsequently amortized over the expected term of the related cloud service. The carrying value of cloud computing implementation costs are tested for impairment when an event or circumstance indicates that the asset might be impaired. Changes in cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.
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
Revenue recognition
Net revenue is comprised of company-operated store net revenue, direct to consumer net revenue through websites and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via the Company's distribution centers, and other net revenue, which includes revenue from outlets, sales to wholesale accounts, license and supply arrangement net revenue, which consists of royalties as well as sales of the Company's products to licensees, recommerce revenue, revenue from temporary locations, and lululemon Studio revenue. All revenue is reported net of markdowns, discounts, sales taxes collected from customers on behalf of taxing authorities, and returns.
lululemon Studio generates net revenue from the sale of in-home fitness equipment and associated content subscriptions. Certain in-home fitness contracts contain multiple performance obligations, including hardware and a subscription service commitment. For customer contracts that contain multiple performance obligations the Company accounts for individual performance obligations if they are distinct. The transaction price, net of discounts, is allocated to each performance obligation based on its standalone selling price.
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
Revenue is presented net of an allowance for estimated returns. The Company's liability for sales return refunds is recognized within accrued liabilities and other, and an asset for the value of inventory which is expected to be returned is recognized within other prepaid expenses and other current assets on the consolidated balance sheets. As of January 29, 2023 and January 30, 2022, the sales return allowance was $55.5 million and $41.7 million, respectively.
Shipping fees billed to customers are recorded as revenue, and shipping costs are recognized within selling, general and administrative expenses in the same period the related revenue is recognized.
Proceeds from the sale of gift cards are initially deferred and recognized within unredeemed gift card liability on the consolidated balance sheets, and are recognized as revenue when tendered for payment. While the Company will continue to honor all gift cards presented for payment, to the extent management determines there is no requirement to remit unused card balances to government agencies under unclaimed property laws, the portion of card balances not expected to be redeemed are recognized in net revenue in proportion to the gift cards which have been redeemed, under the redemption recognition method. For 2022, 2021, and 2020, net revenue recognized on unredeemed gift card balances was $23.3 million, $18.7 million, and $13.7 million, respectively.
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
For 2022, 2021, and 2020, the Company incurred costs to transport its products from its distribution facilities to its retail locations and e-commerce guests of $353.7 million, $270.8 million, and $232.4 million, respectively.
Advertising and Marketing Costs
Advertising costs, including the costs to produce advertising, are expensed as incurred. Advertising expenses were $328.6 million, $297.5 million, and $216.0 million for 2022, 2021, and 2020, respectively, and are included within selling, general and administrative expenses.
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
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis, and performs certain valuations on a non-recurring basis, which are outlined in Note 15. Fair Value Measurement.
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
The Company does not enter into derivative contracts for speculative or trading purposes. Additional information on the Company's derivative financial instruments is included in Note 15. Fair Value Measurement and Note 16. Derivative Financial Instruments.
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
Cash and cash equivalents are held with high quality financial institutions. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. The Company is also exposed to credit-related losses in the event of nonperformance by the counterparties to the forward currency contracts. The credit risk amount is the Company's unrealized gains on its derivative instruments, based on foreign currency rates at the time of nonperformance. The Company has not experienced any losses related to these items, and it believes credit risk to be minimal. The Company seeks to minimize its credit risk by entering into transactions with investment grade credit worthy and reputable financial institutions and by monitoring the credit standing of the financial institutions with whom it transacts. It seeks to limit the amount of exposure with any one counterparty.
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
The grant date fair value of each stock option granted is estimated on the grant date using the Black-Scholes model, and the grant date fair value of restricted shares, performance-based restricted stock units, and restricted stock units is based on the closing price of the Company's common stock on the grant date. Restricted stock units that are settled in cash or common stock at the election of the employee are remeasured to fair value at the end of each reporting period until settlement. This fair value is based on the closing price of the Company's common stock on the last business day before each period end.
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
Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted during 2022 not listed below were assessed, and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
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

Note 3. Inventories

	January 29, 2023	January 30, 2022
	(In thousands)
Inventories, at cost	$1,571,981	$1,004,526
Provision to reduce inventories to net realizable value:
Obsolescence provision	(84,231)	(11,325)
Damages provision	(38,996)	(24,404)
Shrink provision	(1,387)	(2,316)
	(124,614)	(38,045)
Inventories	$1,447,367	$966,481
The obsolescence provision as of January 29, 2023 included $62.9 million related to lululemon Studio hardware recognized during the fourth quarter of 2022. Please refer to Note 8. Impairment of Goodwill and Other Assets for further details.
Note 4. Prepaid Expenses and Other Current Assets

	January 29, 2023	January 30, 2022
	(In thousands)
Prepaid inventories	$1,082	$42,691
Other prepaid expenses	140,921	98,254
Forward currency contract assets	16,707	19,077
Other current assets	79,962	32,550
Prepaid expenses and other current assets	$238,672	$192,572
Note 5. Property and Equipment

	January 29, 2023	January 30, 2022
	(In thousands)
Land	$80,692	$74,297
Buildings	28,850	30,880
Leasehold improvements	818,071	676,762
Furniture and fixtures	144,572	125,213
Computer hardware	166,768	130,393
Computer software	742,295	532,819
Equipment and vehicles	30,766	23,060
Work in progress	244,898	163,420
Property and equipment, gross	2,256,912	1,756,844
Accumulated depreciation	(987,298)	(829,134)
Property and equipment, net	$1,269,614	$927,710
There were capitalized computer software costs of $67.9 million, $35.8 million, and $23.5 million in 2022, 2021, and 2020, respectively, associated with internally developed software.
Depreciation expense related to property and equipment was $282.7 million, $215.3 million, and $180.1 million for 2022, 2021, and 2020, respectively.
Gain on Disposal of Assets
During the second quarter of 2022, the Company completed the sale of an administrative office building, which resulted in a pre-tax gain of $10.2 million. The income tax effect of the gain on disposal of assets was an expense of $1.7 million.

Note 6. Goodwill
The changes in the carrying amounts of goodwill were as follows:

Goodwill
(In thousands)
Balance as of January 31, 2021	$386,877
Effect of foreign currency translation	3
Balance as of January 30, 2022	$386,880
Impairment of goodwill	(362,492)
Effect of foreign currency translation	(244)
Balance as of January 29, 2023	$24,144
The Company recognized an impairment of $362.5 million related to the lululemon Studio reporting unit as of January 29, 2023 on the goodwill that arose from the acquisition of MIRROR. lululemon Studio is included within Other in the Company's segment disclosures. Please refer to Note 8. Impairment of Goodwill and Other Assets for further information.
All of the Company's $24.1 million of goodwill as of January 29, 2023 relates to the company-operated stores segment.
Note 7. Intangible Assets
A summary of the balances of the Company's intangible assets as of January 29, 2023, January 30, 2022, is presented below:

	January 29, 2023					January 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years)
	(In thousands, except in years)

MIRROR brand	$26,500	$(3,423)	$(20,077)	$3,000	3.0	$26,500	$(2,098)	$24,402	18.4
Customer relationships	28,000	(7,492)	(20,508)	—	n/a	28,000	(4,592)	23,408	8.4
Technology	25,500	(8,956)	—	16,544	3.0	25,500	(5,489)	20,011	5.9
Content	5,000	(2,583)	—	2,417	2.4	5,000	(1,583)	3,417	3.4
Other	270	(270)	—	—	n/a	270	(209)	61	0.7
Intangible assets	$85,270	$(22,724)	$(40,585)	$21,961	2.9	$85,270	$(13,971)	$71,299	10.9
Amortization of intangible assets was $8.8 million, $8.8 million, and $5.2 million in 2022, 2021, and 2020, respectively. As of January 29, 2023, the Company recorded an impairment charge of $40.6 million related to the intangible assets in the lululemon Studio reporting unit. Please refer to Note 8. Impairment of Goodwill and Other Assets for further information. There were no impairment charges in 2021 and 2020.
The following table presents the future expected amortization expense as of January 29, 2023:

January 29, 2023
(In thousands)
2023	$7,515
2024	7,515
2025	6,931
Total estimated future amortization expense	$21,961
Note 8. Impairment of Goodwill and Other Assets
Events as of January 29, 2023 indicated the Company should conduct an impairment test for the goodwill, intangible assets, and property and equipment related to lululemon Studio (formerly MIRROR). Sales of hardware units did not meet the

Company's fourth quarter expectations and the Company revised its short and long term forecasts for lululemon Studio, with an adverse impact on expected cash flows. As a result, the Company updated its strategy for the lululemon Studio reporting unit.
During the fourth quarter of 2022, the Company recorded impairment of goodwill and other assets related to the lululemon Studio business unit. The following table summarizes the amounts recognized:

2022
(In thousands)
Costs recorded in cost of goods sold:
Obsolescence provision	$62,928

Costs recorded in operating expenses:
Impairment of goodwill	$362,492
Impairment of intangible assets	40,585
Impairment of property and equipment	4,836
Impairment of goodwill and other assets	407,913

Total pre-tax charges	$470,841

Income tax effects of charges	$(28,171)
Total after-tax charges	$442,670
Goodwill
To perform the goodwill impairment test on January 29, 2023, the Company used a discounted cash flow model to estimate the fair value of the lululemon Studio reporting unit based on the updated strategic plans, supplemented by market comparable analysis, which indicated the fair value of lululemon Studio was lower than its carrying value, and led to a recognition of an impairment of goodwill of $362.5 million. The key assumptions used to estimate the fair value of the lululemon Studio reporting unit were the revenue growth rates, operating profit margins, and the discount rate. The fair value of the lululemon Studio reporting unit is a Level 3 fair value measurement.
Intangible assets
Undiscounted cash flows of the lululemon Studio asset group to which the intangible assets belong were less than their carrying value, and therefore the Company calculated the fair value of the asset group, which was also less than its carrying value. This resulted in impairments of $40.6 million relating to the MIRROR brand, which is associated with in-home hardware, and to the customer relationship intangible assets that were recognized as part of the acquisition. The carrying value of individual long-lived assets was not reduced to lower than their fair value. The fair values of the brand and the customer relationships were based on a relief from royalty method and a discounted cash flow model respectively, and are Level 3 fair value measurements.
Inventories
The change in strategy related to lululemon Studio to focus on digital app-based services means the Company no longer expects to be able to sell all of the lululemon Studio hardware inventory above cost and it recognized an obsolescence provision of $62.9 million as of January 29, 2023. The net realizable value was determined based on hardware sales forecasts and assumptions regarding liquidation value. If the Company does not achieve its hardware sales forecasts, has to sell the hardware at prices lower than forecast, or is unable to liquidate excess inventory this could result in additional expense in the period in which such a determination is made.
Note 9. Acquisition-Related Expenses
In connection with the acquisition of MIRROR, the Company recognized certain expenses which were recognized within acquisition-related expenses in the consolidated statements of operations. These amounts included acquisition-related compensation, transaction and integration costs, and a gain on the Company's existing investment in MIRROR. The amounts recognized were $41.4 million and $29.8 million in 2021 and 2020, respectively. There were no acquisition-related expenses recognized in 2022.

Note 10. Other Non-Current Assets

	January 29, 2023	January 30, 2022
	(In thousands)
Cloud computing arrangement implementation costs	$114,700	$89,334
Security deposits	28,447	24,083
Other	12,898	18,685
Other non-current assets	$156,045	$132,102
As of January 29, 2023 and January 30, 2022, cloud computing arrangement implementation costs consisted of deferred costs of $212.4 million and $138.4 million, respectively, and associated accumulated amortization of $97.7 million and $49.0 million, respectively.
Note 11. Accrued Liabilities and Other

	January 29, 2023	January 30, 2022
	(In thousands)
Accrued operating expenses	$169,429	$116,822
Accrued freight	57,692	71,390
Sales return allowances	55,528	41,690
Forward currency contract liabilities	25,625	18,985
Accrued duty	21,046	27,182
Sales tax collected	20,183	13,540
Accrued capital expenditures	19,365	9,616
Accrued rent	12,223	11,254
Accrued inventory liabilities	4,345	4,005
Other	13,787	16,316
Accrued liabilities and other	$399,223	$330,800
Note 12. Revolving Credit Facilities
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
As of January 29, 2023, aside from letters of credit of $6.5 million, the Company had no other borrowings outstanding under this credit facility.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of January 29, 2023, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan ($19.2 million) revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan ($33.9 million) during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($29.5 million) and a financial guarantee facility of up to 30.0 million Chinese Yuan ($4.4 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of January 29, 2023, the Company was in compliance with the covenants and, aside from letters of credit of 14.3 million Chinese Yuan ($2.1 million), there were no other borrowings or guarantees outstanding under this credit facility.
364-Day revolving credit facility
In June 2020, the Company obtained a 364-day $300.0 million committed and unsecured revolving credit facility. In December 2020, the Company elected to terminate this credit facility.
Note 13. Stockholders' Equity
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
Note 14. Stock-Based Compensation and Benefit Plans
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
Stock-based compensation expense charged to income for the plans was $77.2 million, $66.4 million, and $56.6 million for 2022, 2021, and 2020, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $118.0 million as of January 29, 2023, which is expected to be recognized over a weighted-average period of 2.1 years, and was $96.7 million as of January 30, 2022 over a weighted-average period of 2.0 years.
A summary of the balances of the Company's stock-based compensation plans as of January 29, 2023, January 30, 2022, and January 31, 2021, and changes during the fiscal years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance as of February 2, 2020	776	$113.41	238	$103.52	7	$175.82	333	$108.44	29	$239.39
Granted	241	182.78	140	122.21	4	299.09	130	208.35	—	—
Exercised/vested	182	83.89	171	63.03	7	175.82	175	87.31	14	366.42
Forfeited/expired	31	155.33	8	155.08	—	—	13	162.60	—	—
Balance as of January 31, 2021	804	$139.27	199	$149.20	4	$299.09	275	$166.50	15	$328.68
Granted	194	310.29	139	185.37	4	326.70	129	331.42	—	—
Exercised/vested	174	104.85	165	100.89	4	299.09	144	139.33	15	397.83
Forfeited/expired	35	199.76	6	216.62	—	—	22	235.23	—	—
Balance as of January 30, 2022	789	$186.10	167	$225.27	4	$326.70	238	$265.90	—	$—
Granted	192	371.04	117	274.90	5	308.66	120	364.51	—	—
Exercised/vested	93	127.68	114	170.04	4	326.70	111	241.02	—	—
Forfeited/expired	22	286.56	4	307.76	—	—	26	334.39	—	—
Balance as of January 29, 2023	866	$230.78	166	$295.93	5	$308.66	221	$323.89	—	$—
A total of 12.3 million shares of the Company's common stock have been authorized for future issuance under the Company's 2014 Equity Incentive Plan.
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted in 2022, 2021, and 2020:

	2022	2021	2020
Expected term	3.75 years	3.75 years	3.61 years
Expected volatility	40.00%	39.32%	40.01%
Risk-free interest rate	2.51%	0.50%	0.32%
Dividend yield	—%	—%	—%
The following table summarizes information about stock options outstanding and exercisable as of January 29, 2023:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
	(In thousands, except per share amounts and years)
$2.78-$155.97	173	$98.43	2.1	173	$98.43	2.1
$167.54-$174.52	170	167.78	3.2	111	167.76	3.2
$188.84-$296.36	161	189.55	4.2	69	189.61	4.2
$306.71-$326.39	179	307.53	5.3	38	307.48	5.1
$327.22-$426.44	183	375.52	6.1	4	362.50	5.3
	866	$230.78	4.2	395	$156.64	3.1
Intrinsic value	$81,280			$61,050
As of January 29, 2023, the unrecognized compensation cost related to these options was $29.7 million, which is expected to be recognized over a weighted-average period of 2.6 years. The weighted-average grant date fair value of options granted during 2022, 2021, and 2020 was $124.17, $94.09, and $74.91, respectively.
The following table summarizes the intrinsic value of options exercised and awards that vested during 2022, 2021, and 2020:

	2022	2021	2020
	(In thousands)
Stock options	$19,906	$46,761	$37,022
Performance-based restricted stock units	37,672	52,495	32,384
Restricted shares	1,152	1,364	2,115
Restricted stock units	37,275	47,042	37,791
Restricted stock units (liability accounting)	—	5,938	5,309
	$96,005	$153,600	$114,621
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During 2022, there were 0.1 million shares purchased.

Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $14.0 million, $11.8 million, and $9.2 million during 2022, 2021, and 2020, respectively.
Note 15. Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis
As of January 29, 2023 and January 30, 2022, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	January 29, 2023	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$568,000	$568,000	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	16,707	—	16,707	—	Prepaid expenses and other current assets
Forward currency contract liabilities	25,625	—	25,625	—	Other current liabilities

	January 30, 2022	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$38,475	$38,475	$—	$—	Cash and cash equivalents
Term deposits	318,698	—	318,698	—	Cash and cash equivalents
Forward currency contract assets	19,077	—	19,077	—	Prepaid expenses and other current assets
Forward currency contract liabilities	18,985	—	18,985	—	Other current liabilities
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
As of January 29, 2023, the Company recorded impairment charges for goodwill, intangible assets, and property and equipment, as disclosed in Note 8. Impairment of Goodwill and Other Assets. That note includes details on the discounted cash flow model used to estimate fair value, which is a Level 3 valuation technique.
Note 16. Derivative Financial Instruments
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during 2022.
Derivatives not designated as hedging instruments
During 2022, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
Quantitative disclosures about derivative financial instruments
The notional amounts and fair values of forward currency contracts were as follows:

	January 29, 2023			January 30, 2022
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,070,000	$—	$17,211	$1,502,000	$18,468	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,605,284	16,707	8,414	1,597,878	609	18,985
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$16,707	$25,625		$19,077	$18,985
As of January 29, 2023, there were derivative assets of $16.7 million and derivative liabilities of $25.6 million subject to enforceable netting arrangements.
The forward currency contracts designated as net investment hedges outstanding as of January 29, 2023 mature on different dates between February 2023 and August 2023.
The forward currency contracts not designated in a hedging relationship outstanding as of January 29, 2023 mature on different dates between February 2023 and August 2023.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	2022	2021	2020
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$12,125	$13,177	$(34,289)

No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	2022	2021	2020
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$4,410	$11,511	$(26,053)
Derivatives not designated in a hedging relationship	(11,945)	(19,874)	22,949
Net foreign exchange and derivative losses	$(7,535)	$(8,363)	$(3,104)
Note 17. Leases
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of January 29, 2023, the initial lease terms of the various leases generally range from two to 15 years. The majority of the Company's leases include renewal options at the sole discretion of the Company. The lease term includes options to extend or terminate the lease when it is reasonably certain those options will be exercised.
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

	2022	2021	2020
	(In thousands)
Net lease expense:
Operating lease expense	$245,767	$215,549	$193,498
Short-term lease expense	16,790	12,366	11,721
Variable lease expense	114,441	90,852	60,991
	$376,998	$318,767	$266,210
The following table presents future minimum lease payments by fiscal year and the impact of discounting.

January 29, 2023
(In thousands)
2023	$238,343
2024	265,787
2025	197,934
2026	143,603
2027	117,639
Thereafter	210,718
Future minimum lease payments	$1,174,024
Impact of discounting	(103,690)
Present value of lease liabilities	$1,070,334

Balance sheet classification:
Current lease liabilities	$207,972
Non-current lease liabilities	862,362
$1,070,334

As of January 29, 2023, the Company's minimum lease commitment for distribution center operating leases which have been committed to, but not yet commenced, was $632.0 million, which is not reflected in the table above.
The weighted-average remaining lease term and weighted-average discount rate were as follows:

January 29, 2023
Weighted-average remaining lease term	5.64 years
Weighted-average discount rate	3.1%
Note 18. Income Taxes
The Company's domestic and foreign income before income tax expense and current and deferred income taxes from federal, state, and foreign sources are as follows:

	2022	2021	2020
	(In thousands)
Income (loss) before income tax expense
Domestic	$(98,764)	$204,350	$122,573
Foreign	1,431,335	1,129,519	696,777
	$1,332,571	$1,333,869	$819,350
Current income tax expense
Federal	$34,752	$25,701	$70
State	33,369	17,608	10,439
Foreign	400,250	322,105	185,803
	$468,371	$365,414	$196,312
Deferred income tax expense (recovery)
Federal	$8,932	$5,858	$19,754
State	2,363	1,045	5,923
Foreign	(1,895)	(13,770)	8,448
	$9,400	$(6,867)	$34,125
Income tax expense	$477,771	$358,547	$230,437
The Company's income tax expense for 2022, 2021, and 2020 include certain discrete tax amounts, as follows:

	2022	2021	2020
	(In thousands)
Impairment of goodwill and other assets	$(28,171)	$—	$—
Gain on disposal of assets	1,661	—	—
Acquisition-related expenses	—	(1,417)	(3,133)
Total tax adjustments	$(26,510)	$(1,417)	$(3,133)
Please refer to Note 5. Property and Equipment, Note 8. Impairment of Goodwill and Other Assets, and Note 9. Acquisition-Related Expenses for further information.
The U.S. tax reforms enacted in December 2017 required the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% on cash and cash equivalents and 8% on the remaining earnings, net of foreign tax credits. The one-time transition tax is payable over eight years.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. It also assesses a 1% excise tax on repurchases of corporate stock. While this is not expected to have a material adverse effect on the Company's results of operations going forward, the Company will continue to evaluate its impact as further information becomes available.

As of January 29, 2023, the Company's net investment in its Canadian subsidiaries was $2.4 billion, of which $1.3 billion was determined to be indefinitely reinvested. A deferred income tax liability of $20.2 million has been recognized in relation to the portion of the Company's net investment in its Canadian subsidiaries that is not indefinitely reinvested, representing the Canadian withholding taxes and U.S. state income taxes which would be due upon repatriation. This deferred tax liability has been recorded on the basis that the Company would choose to make the repatriation transactions in the most tax efficient manner. Specifically, to the extent that the Canadian subsidiaries have sufficient paid-up-capital, any such distributions would be structured as a return of capital, and therefore not subject to Canadian withholding tax. The unrecognized deferred tax liability on the indefinitely reinvested amount is approximately $72.2 million. No deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's other foreign subsidiaries as these earnings are permanently reinvested outside of the United States. Excluding its Canadian subsidiaries, cumulative undistributed earnings of the Company's foreign subsidiaries as of January 29, 2023 were $323.0 million.
As of January 29, 2023, the Company had cash and cash equivalents of $470.6 million outside of the United States.
A summary reconciliation of the effective tax rate is as follows:

	2022	2021	2020
	(Percentages)
Federal income tax at statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differentials	6.8	5.0	4.6
U.S. state taxes	(0.4)	0.8	0.8
Non-deductible compensation expense	0.7	0.7	2.1
Excess tax benefits from stock-based compensation	(0.5)	(0.9)	(0.8)
Impairment of goodwill and other assets and gain on disposal of assets	7.8	—	—
Permanent and other	0.5	0.3	0.4
Effective tax rate	35.9%	26.9%	28.1%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of January 29, 2023 and January 30, 2022 are presented below:

	January 29, 2023	January 30, 2022
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$2,312	$6,686
Inventories	43,471	16,326
Intangible assets, net	778	873
Non-current lease liabilities	216,495	173,700
Stock-based compensation	16,093	10,739
Accrued bonuses	13,647	7,830
Unredeemed gift card liability	12,877	9,804
Foreign tax credits	1,909	2,003
Other	6,958	10,116
Deferred income tax assets	$314,540	238,077
Valuation allowance	(743)	(2,804)
Deferred income tax assets, net of valuation allowance	$313,797	$235,273
Deferred income tax liabilities:
Property and equipment, net	$(142,516)	$(104,498)
Intangible assets, net	(5,224)	(17,669)
Right-of-use lease assets	(192,221)	(154,634)
Other	(22,518)	(5,733)
Deferred income tax liabilities	(362,479)	(282,534)
Net deferred income tax liabilities	$(48,682)	$(47,261)

Balance sheet classification:
Deferred income tax assets	$6,402	$6,091
Deferred income tax liabilities	(55,084)	(53,352)
Net deferred income tax liabilities	$(48,682)	$(47,261)
As of January 29, 2023, the Company had net operating loss carryforwards of $8.2 million. The majority of the net operating loss carryforwards expire, if unused, between fiscal 2030 and fiscal 2040.
There was a $2.1 million net decrease in the valuation allowance in 2022, compared to a $3.7 million net decrease in 2021, and a $0.8 million net increase in 2020.
The Company files income tax returns in the U.S., Canada, and various foreign, state, and provincial jurisdictions. The 2017 to 2020 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2013 tax year is still open for certain state tax authorities. The 2016 to 2021 tax years remain subject to examination by Canadian tax authorities. The 2016 to 2021 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company does not have any significant unrecognized tax benefits arising from uncertain tax positions taken, or expected to be taken, in the Company's tax returns.

Note 19. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	2022	2021	2020
	(In thousands, except per share amounts)
Net income	$854,800	$975,322	$588,913
Basic weighted-average number of shares outstanding	127,666	129,768	130,289
Assumed conversion of dilutive stock options and awards	351	527	582
Diluted weighted-average number of shares outstanding	128,017	130,295	130,871
Basic earnings per share	$6.70	$7.52	$4.52
Diluted earnings per share	$6.68	$7.49	$4.50
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. For 2022, 2021, and 2020, 43.5 thousand, 36.0 thousand, and 30.8 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
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
On March 23, 2022, the Company's board of directors approved a stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes and as of January 29, 2023, the remaining authorized value was $743.8 million.
During 2022, 2021, and 2020, 1.4 million, 2.2 million, and 0.4 million shares, respectively, were repurchased under the programs at a total cost including commissions and excise taxes of $444.0 million, $812.6 million, and $63.7 million, respectively.
Subsequent to January 29, 2023, and up to March 22, 2023, 0.2 million shares were repurchased at a total cost including commissions and excise taxes of $49.6 million.
Note 20. Commitments and Contingencies
Commitments
Leases. The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. Please refer to Note 17. Leases for further details regarding lease commitments and the timing of future minimum lease payments.

License and supply arrangements. The Company has entered into license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations in the United Arab Emirates, Kuwait, Qatar, Oman, Bahrain, Saudi Arabia, and Mexico. Under these arrangements, the Company supplies the partners with lululemon products, training, and other support. An extension to the initial term of the agreement for the Middle East was signed in 2020 and it extends the arrangement to December 2024. The initial term of the agreement for Mexico expires in November 2026. As of January 29, 2023, there were 26 licensed locations, including 12 in Mexico, seven in the United Arab Emirates, three in Qatar, three in Saudi Arabia, and one in Kuwait. There was also an e-commerce website operated through the license and supply arrangements.
The following table summarizes the Company's contractual arrangements as of January 29, 2023, and the timing and effect that such commitments are expected to have on its liquidity and cash flows in future periods:

	Payments Due by Fiscal Year
	Total	2023	2024	2025	2026	2027	Thereafter
	(In thousands)
One-time transition tax payable	$38,073	$9,518	$12,691	$15,864	$—	$—	$—
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
In April 2021, DISH Technologies L.L.C., and Sling TV L.L.C. (DISH) filed a complaint in the United States District Court for the District of Delaware and, along with DISH DBS Corporation, also with the United States International Trade Commission (ITC) under Section 337 of the Tariff Act of 1930 against the Company and its Curiouser Products subsidiary (MIRROR), along with ICON Health & Fitness, Inc., FreeMotion Fitness, Inc., NordicTrack, Inc., and Peloton Interactive, Inc., alleging infringement of various patents related to fitness devices containing internet-streaming enabled video displays. In the ITC complaint, DISH seeks an exclusion order barring the importation of MIRROR fitness devices, streaming components and systems containing components that infringe one or more of the asserted patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to those products. In the District of Delaware complaint, DISH is seeking an order permanently enjoining the Company from infringing the asserted patents, an award of damages for the infringement of the asserted patents, and an award of damages for lost sales. In the ITC investigation, an Administrative Law Judge issued an Initial Determination recommending an Exclusion Order and Cease and Desist Order be entered against the Company. In February 2023, the parties finalized the details of a settlement agreement resolving all litigation between DISH and the Company for an immaterial amount.
Note 21. Supplemental Cash Flow Information

	2022	2021	2020
	(In thousands)
Cash paid for income taxes	$502,136	$245,213	$260,886
Cash paid for amounts included in the measurement of lease liabilities	242,758	215,157	180,536
Leased assets obtained in exchange for new operating lease liabilities	450,787	287,008	178,504
Interest paid	116	12	110

Note 22. Segmented Information
The Company's segments are based on the financial information it uses in managing its business and comprise two reportable segments: (i) company-operated stores and (ii) direct to consumer. The remainder of its operations which includes outlets, sales to wholesale accounts, license and supply arrangements, recommerce, temporary locations, and lululemon Studio, are included within Other.

	2022	2021	2020
	(In thousands)
Net revenue:
Company-operated stores	$3,648,127	$2,821,497	$1,658,807
Direct to consumer	3,699,791	2,777,944	2,284,068
Other	762,600	657,176	459,004
	$8,110,518	$6,256,617	$4,401,879
Segmented income from operations:
Company-operated stores	$991,067	$727,735	$212,592
Direct to consumer	1,562,538	1,216,496	1,029,102
Other	107,083	77,283	10,502
	2,660,688	2,021,514	1,252,196
General corporate expenses	862,867	637,983	397,208
lululemon Studio obsolescence provision	62,928	—	—
Amortization of intangible assets	8,752	8,782	5,160
Impairment of goodwill and other assets	407,913	—	—
Acquisition-related expenses	—	41,394	29,842
Gain on disposal of assets	(10,180)	—	—
Income from operations	1,328,408	1,333,355	819,986
Other income (expense), net	4,163	514	(636)
Income before income tax expense	$1,332,571	$1,333,869	$819,350

Capital expenditures:
Company-operated stores	$303,697	$189,629	$134,203
Direct to consumer	57,086	81,679	37,245
Corporate and other	277,874	123,194	57,778
	$638,657	$394,502	$229,226
Depreciation and amortization:
Company-operated stores	$132,715	$116,107	$100,776
Direct to consumer	36,128	29,877	14,847
Corporate and other	122,948	78,222	69,855
	$291,791	$224,206	$185,478
Intercompany amounts are excluded from the above table as they are not included in the materials reviewed by the chief operating decision maker. The amortization of intangible assets in the above table includes $8.7 million, $8.7 million, and $5.2 million related to lululemon Studio for 2022, 2021, and 2020, respectively. lululemon Studio is included within Other in the Company's segment disclosures.

Property and equipment, net by geographic area as of January 29, 2023 and January 30, 2022 were as follows:

	January 29, 2023	January 30, 2022
	(In thousands)
United States	$671,212	$418,317
Canada	431,349	392,192
Outside of North America	167,053	117,201
	$1,269,614	$927,710
Note 23. Net Revenue by Category and Geography
In addition to the disaggregation of net revenue by reportable segment in Note 22. Segmented Information, the following table disaggregates the Company's net revenue by geographic area.

	2022	2021	2020
	(In thousands)
United States	$5,654,343	$4,345,687	$3,105,133
Canada	1,163,111	954,219	672,607
People's Republic of China	681,633	520,372	297,690
Rest of world	611,431	436,339	326,449
	$8,110,518	$6,256,617	$4,401,879
The following table disaggregates the Company's net revenue by category. Other categories is primarily composed of accessories, lululemon Studio, and footwear.

	2022	2021	2020
	(In thousands)
Women's product	$5,259,803	$4,171,762	$3,049,906
Men's product	1,956,602	1,535,850	953,183
Other categories	894,113	549,005	398,790
	$8,110,518	$6,256,617	$4,401,879
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
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of January 29, 2023.
The effectiveness of our internal control over financial reporting as of January 29, 2023 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On March 22, 2023, our board of directors approved and adopted amended and restated bylaws of lululemon athletica inc., effective immediately. The amendments include changes to update and enhance the procedures and disclosure requirements for stockholder nominations for the election of directors and proposals for new business to be taken up at annual meetings of stockholders, including (1) to require certain additional information with respect to stockholders and beneficial holders making a nomination or proposal and their proposed nominees; (2) to address matters relating to the universal proxy rules recently adopted by the Securities and Exchange Commission, including Rule 14a-19 under the Securities Exchange Act of 1934; (3) to require any proposed nominee to provide certain representations regarding intention to serve as a director if elected, the absence of certain voting commitments, disclosure of compensation for service as a director, and compliance with our majority voting provisions; (4) to clarify that a stockholder nomination will be disregarded if the nominating stockholder does not comply with the procedures and requirements stated in the bylaws, does not comply with Rule 14a-19, or does not attend the meeting to present the nomination; and (5) to address the color of proxy cards reserved for use by lululemon.
The amendments also include changes modifying the provisions related to adjournment and postponement procedures for stockholder meetings and the availability of lists of stockholders entitled to vote at stockholder meetings in connection with recent amendments to the Delaware General Corporation Law, as well as other ministerial and conforming changes.
The foregoing summary does not purport to be a complete description of the amended and restated bylaws and is qualified in its entirety by reference to the full text of the amended and restated bylaws, a copy of which is attached as Exhibit 3.5 and incorporated by reference herein.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders under the captions "Election of Directors," "Executive Officers," and "Corporate Governance," and, to the extent necessary, under the caption "Delinquent Section 16(a) Reports."
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2023 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2023 Proxy Statement under the caption "Principal Shareholders and Share Ownership by Management."
Equity Compensation Plan Information (as of January 29, 2023)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	1,253,404	$230.78	16,784,492
Equity compensation plans not approved by stockholders	—	—	—
Total	1,253,404	$230.78	16,784,492
__________
(1)This amount represents the following: (a) 865,832 shares subject to outstanding options, (b) 166,489 shares subject to outstanding performance-based restricted stock units, and (c) 221,083 shares subject to outstanding restricted stock units. The options, performance-based restricted stock units, and restricted stock units are all under our 2014 Equity Incentive Plan. Restricted shares outstanding under our 2014 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.
(2)The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.
(3)This includes (a) 12,284,713 shares of our common stock available for future issuance under our 2014 Equity Incentive Plan and (b) 4,499,779 shares of our common stock available for future issuance under our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2014 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2014 Equity Incentive Plan and shares that are withheld in satisfaction of tax withholding obligations for full value awards are also again available for issuance. No further awards may be issued under the predecessor plan, our 2007 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2023 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2023 Proxy Statement under the caption "Fees for Professional Services."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this report:
1. Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2. Financial Statement Schedule. Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a)(1) above.

3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	8/8/2007

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of lululemon athletica inc.		8-K	3.1	001-33608	7/1/2011

3.3	Certificate of Amendment to Certificate of Incorporation filed July 20, 2017		10-Q	3.1	001-33608	8/30/2018

3.4	Certificate of Amendment to Certificate of Incorporation filed June 12, 2018		10-Q	3.1	001-33608	8/30/2018

3.5	Bylaws of lululemon athletica inc.	X

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-3	4.1	333-185899	1/7/2013

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934		10-K	4.2	001-33608	3/26/2020

10.1*	lululemon athletica inc. 2014 Equity Incentive Plan		8-K	10.1	001-33608	6/13/2014

10.2*	Form of Non-Qualified Stock Option Agreement (for outside directors)		10-Q	10.2	001-33608	12/6/2012

10.3*	Form of Non-Qualified Stock Option Agreement (with clawback provision)		10-Q	10.1	001-33608	6/1/2017

10.4*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement (with clawback provision)		10-Q	10.2	001-33608	6/1/2017

10.5*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement (with clawback provision)		10-Q	10.1	001-33608	12/8/2022

10.6*	Form of Restricted Stock Award Agreement		10-Q	10.12	001-33608	12/11/2014

10.7*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.8	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.9	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.10	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.11	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.12	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.13*	Outside Director Compensation Plan	X

10.14*	Executive Bonus Plan		8-K	10.1	001-33608	3/29/2022

10.15*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.16*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.17*	Amendment to Executive Employment Agreement, effective October 27, 2020, between lululemon athletica canada inc. and Celeste Burgoyne		10-Q	10.1	001-33608	12/10/2020

10.18*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.19*	Executive Employment Agreement, effective as of November 23, 2020, between lululemon athletica inc. and Meghan Frank		10-Q	10.2	001-33608	12/10/2020

10.20*	Executive Employment Agreement, effective as of September 20, 2018, between lululemon athletica inc. and Michelle Choe		10-Q	10.1	001-33608	12/06/2018

10.21*	Executive Employment Agreement, effective September 20, 2021, between lululemon athletica inc. and Nicole Neuburger		10-Q	10.1	001-33608	12/09/2021

10.22*	Executive Employment Agreement, effective as of January 4, 2021, between lululemon athletica UK ltd. and Andre Maestrini		10-K	10.22	001-33608	3/30/2021

10.23	Credit Agreement, dated December 14, 2021, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, BOFA Securities, Inc., as sustainability coordinator, and the other lenders party thereto.		8-K	10.1	001-33608	12/17/2021

21.1	Significant subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company's 10-K for the fiscal year ended January 29, 2023, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ CALVIN MCDONALD
Calvin McDonald
Chief Executive Officer
(principal executive officer)
Date:	March 28, 2023
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CALVIN MCDONALD	Chief Executive Officer and Director	March 28, 2023
Calvin McDonald	(principal executive officer)

/s/ MEGHAN FRANK	Chief Financial Officer	March 28, 2023
Meghan Frank	(principal financial and accounting officer)

/s/ MARTHA A.M. MORFITT	Director, Board Chair	March 28, 2023
Martha A.M. Morfitt

/s/ MICHAEL CASEY	Director	March 28, 2023
Michael Casey

/s/ ISABEL MAHE	Director	March 28, 2023
Isabel Mahe

/s/ KOURTNEY GIBSON	Director	March 28, 2023
Kourtney Gibson

/s/ KATHRYN HENRY	Director	March 28, 2023
Kathryn Henry

/s/ ALISON LOEHNIS	Director	March 28, 2023
Alison Loehnis

/s/ JON MCNEILL	Director	March 28, 2023
Jon McNeill

/s/ GLENN MURPHY	Director	March 28, 2023
Glenn Murphy

/s/ DAVID M. MUSSAFER	Director	March 28, 2023
David M. Mussafer

/s/ EMILY WHITE	Director	March 28, 2023
Emily White