Form 10-Q
period 2023-04-30
lululemon athletica inc.
filed 2023-06-01
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 26, 2023, there were 121,949,471 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of May 26, 2023, there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, as of May 26, 2023, the registrant had outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	April 30, 2023	January 29, 2023
ASSETS
Current assets
Cash and cash equivalents	$950,607	$1,154,867
Accounts receivable, net	107,468	132,906
Inventories	1,580,313	1,447,367
Prepaid and receivable income taxes	182,393	185,641
Prepaid expenses and other current assets	232,521	238,672
	3,053,302	3,159,453
Property and equipment, net	1,312,793	1,269,614
Right-of-use lease assets	993,471	969,419
Goodwill	24,041	24,144
Intangible assets, net	20,082	21,961
Deferred income tax assets	6,130	6,402
Other non-current assets	161,725	156,045
	$5,571,544	$5,607,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$287,464	$172,732
Accrued liabilities and other	342,751	399,223
Accrued compensation and related expenses	125,053	248,167
Current lease liabilities	210,506	207,972
Current income taxes payable	30,213	174,221
Unredeemed gift card liability	223,970	251,478
Other current liabilities	36,814	38,405
	1,256,771	1,492,198
Non-current lease liabilities	888,582	862,362
Non-current income taxes payable	28,555	28,555
Deferred income tax liabilities	54,533	55,084
Other non-current liabilities	23,027	20,040
	2,251,468	2,458,239
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 122,099 and 122,205 issued and outstanding	610	611
Additional paid-in capital	478,496	474,645
Retained earnings	3,118,584	2,926,127
Accumulated other comprehensive loss	(277,614)	(252,584)
	3,320,076	3,148,799
	$5,571,544	$5,607,038
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended
	April 30, 2023	May 1, 2022
Net revenue	$2,000,792	$1,613,463
Cost of goods sold	849,987	743,070
Gross profit	1,150,805	870,393
Selling, general and administrative expenses	747,513	607,851
Amortization of intangible assets	1,878	2,195
Income from operations	401,414	260,347
Other income (expense), net	8,025	(22)
Income before income tax expense	409,439	260,325
Income tax expense	119,034	70,327
Net income	$290,405	$189,998

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(42,750)	$(25,848)
Net investment hedge gains	17,720	5,056
Other comprehensive income (loss), net of tax	$(25,030)	$(20,792)
Comprehensive income	$265,375	$169,206

Basic earnings per share	$2.28	$1.48
Diluted earnings per share	$2.28	$1.48
Basic weighted-average number of shares outstanding	127,246	128,077
Diluted weighted-average number of shares outstanding	127,621	128,541
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended April 30, 2023
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 29, 2023	5,116	5,116	$—	122,205	$611	$474,645	$2,926,127	$(252,584)	$3,148,799
Net income							290,405		290,405
Other comprehensive income (loss), net of tax								(25,030)	(25,030)
Stock-based compensation expense						21,301			21,301
Common stock issued upon settlement of stock-based compensation				274	—	11,873			11,873
Shares withheld related to net share settlement of stock-based compensation				(88)	—	(28,793)			(28,793)
Repurchase of common stock, including excise tax				(292)	(1)	(530)	(97,948)		(98,479)
Balance as of April 30, 2023	5,116	5,116	$—	122,099	$610	$478,496	$3,118,584	$(277,614)	$3,320,076

	Quarter Ended May 1, 2022
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 30, 2022	5,203	5,203	$—	123,297	$616	$422,507	$2,512,840	$(195,917)	$2,740,046
Net income							189,998		189,998
Other comprehensive income (loss), net of tax								(20,792)	(20,792)
Stock-based compensation expense						18,358			18,358
Common stock issued upon settlement of stock-based compensation				239	2	5,141			5,143
Shares withheld related to net share settlement of stock-based compensation				(96)	—	(32,059)			(32,059)
Repurchase of common stock				(708)	(4)	(1,234)	(231,406)		(232,644)
Balance as of May 1, 2022	5,203	5,203	$—	122,732	$614	$412,713	$2,471,432	$(216,709)	$2,668,050
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Quarter Ended
	April 30, 2023	May 1, 2022
Cash flows from operating activities
Net income	$290,405	$189,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	84,116	64,470
Stock-based compensation expense	21,301	18,358
Settlement of derivatives not designated in a hedging relationship	(721)	(10,378)
Changes in operating assets and liabilities:
Inventories	(155,174)	(320,607)
Prepaid and receivable income taxes	3,249	2,646
Prepaid expenses and other current assets	27,511	4,296
Other non-current assets	(7,222)	(4,523)
Accounts payable	116,935	20,630
Accrued liabilities and other	(53,685)	28,113
Accrued compensation and related expenses	(120,699)	(84,123)
Current and non-current income taxes payable	(141,237)	(119,959)
Unredeemed gift card liability	(26,506)	(23,816)
Right-of-use lease assets and current and non-current lease liabilities	5,255	7,115
Other current and non-current liabilities	1,975	(15,476)
Net cash provided by (used in) operating activities	45,503	(243,256)
Cash flows from investing activities
Purchase of property and equipment	(136,942)	(111,352)
Settlement of net investment hedges	(1,277)	10,024
Net cash used in investing activities	(138,219)	(101,328)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	11,873	5,143
Shares withheld related to net share settlement of stock-based compensation	(28,793)	(32,059)
Repurchase of common stock	(98,479)	(232,644)
Net cash used in financing activities	(115,399)	(259,560)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3,855	(6,711)
Increase (decrease) in cash and cash equivalents	(204,260)	(610,855)
Cash and cash equivalents, beginning of period	$1,154,867	$1,259,871
Cash and cash equivalents, end of period	$950,607	$649,016
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories, which are sold through a chain of company-operated stores, direct to consumer through e-commerce, outlets, sales to wholesale accounts, license and supply arrangements, recommerce, and sales from temporary locations. Recommerce is the sale of repurchased product via the Company's "Like New" program. The Company operates stores in the United States, the People's Republic of China ("PRC"), Canada, Australia, the United Kingdom, South Korea, Germany, New Zealand, Singapore, Japan, France, Ireland, Spain, Malaysia, Sweden, the Netherlands, Norway, and Switzerland. There were 662 and 655 company-operated stores as of April 30, 2023 and January 29, 2023, respectively. The Company also offers in-home connected fitness and associated content subscriptions through lululemon Studio.
Basis of presentation
The unaudited interim consolidated financial statements as of April 30, 2023 and for the quarters ended April 30, 2023 and May 1, 2022 are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 29, 2023 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 29, 2023, which are included in Item 8 in the Company's fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 28, 2023. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2022 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2023 will end on January 28, 2024 and will be a 52-week year. Fiscal 2022 was a 52-week year and ended on January 29, 2023. Fiscal 2023 and fiscal 2022 are referred to as "2023," and "2022," respectively. The first quarter of 2023 and 2022 ended on April 30, 2023 and May 1, 2022, respectively.
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
Note 2. Recent Accounting Pronouncements
Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted by the Company during the first quarter of 2023 not listed below were assessed, and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
In September 2022, the FASB issued ASC 405-50, Liabilities - Supplier Finance Programs, to require annual and interim disclosures about the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about the obligations under these programs, including the amount outstanding at the end of each reporting period and a rollforward of those obligations. The Company adopted this update during the first quarter of 2023 and the related disclosures are included in Note 3. Revolving Credit Facilities and Supply Chain Financing Program.
Recently issued accounting pronouncements
ASUs recently issued were assessed and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
Note 3. Revolving Credit Facilities and Supply Chain Financing Program
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
As of April 30, 2023, aside from letters of credit of $6.5 million, the Company had no other borrowings outstanding under this credit facility.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of April 30, 2023, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan ($18.8 million) revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan ($33.3 million) during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($28.9 million) and a financial guarantee facility of up to 30.0 million Chinese Yuan ($4.3 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of April 30, 2023, the Company was in compliance with the covenants and, aside from letters of credit of 25.1 million Chinese Yuan ($3.6 million), there were no other borrowings or guarantees outstanding under this credit facility.
Supply Chain Financing Program
The Company facilitates a voluntary supply chain financing ("SCF") program that allows its suppliers to elect to sell the receivables owed to them by the Company to a third party financial institution. Participating suppliers negotiate arrangements directly with the financial institution. If a supplier chooses to participate in the SCF program it may request an invoice be paid earlier than it would by the Company, and the financial institution at its sole and absolute discretion, may elect to make an early payment to the supplier at a discount. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the arrangement and the Company provides no guarantees to any third parties under the SCF program.
As of April 30, 2023 and January 29, 2023, $65.2 million and $17.6 million, respectively, was outstanding under the SCF program and presented within accounts payable.
Note 4. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $21.0 million and $18.2 million for the first quarter of 2023 and 2022, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $206.6 million as of April 30, 2023, which is expected to be recognized over a weighted-average period of 2.5 years.
A summary of the balances of the Company's stock-based compensation plans as of April 30, 2023, and changes during the first quarter then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of January 29, 2023	866	$230.78	166	$295.93	5	$308.66	221	$323.89
Granted	202	358.09	120	295.03	—	—	116	358.09
Exercised/released	84	140.75	104	200.37	—	—	86	281.70
Forfeited/expired	6	307.34	1	335.71	—	—	3	337.28
Balance as of April 30, 2023	978	$264.40	181	$349.71	5	$308.66	248	$354.36
Exercisable as of April 30, 2023	495	$194.41
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
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first quarter of 2023:

First Quarter
2023
Expected term	3.75 years
Expected volatility	42.35%
Risk-free interest rate	3.49%
Dividend yield	—%
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the first quarter of 2023, there were 27.7 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $4.8 million and $3.4 million in the first quarter of 2023 and 2022, respectively.
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of April 30, 2023 and January 29, 2023, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	April 30, 2023	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$362,740	$362,740	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	17,388	—	17,388	—	Prepaid expenses and other current assets
Forward currency contract liabilities	9,993	—	9,993	—	Other current liabilities

	January 29, 2023	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$568,000	$568,000	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	16,707	—	16,707	—	Prepaid expenses and other current assets
Forward currency contract liabilities	25,625	—	25,625	—	Other current liabilities
The Company records cash, accounts receivable, accounts payable, and accrued liabilities at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company has short-term, highly liquid investments classified as cash equivalents, which are invested in AAA-rated money market funds, which include investments in government bonds, and term deposits. The Company records cash equivalents at their original purchase prices plus interest that has accrued at the stated rate.
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first quarter of 2023.
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
During the first quarter of 2023, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The

Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of April 30, 2023, there were derivative assets of $17.4 million and derivative liabilities of $10.0 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	April 30, 2023			January 29, 2023
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,215,000	$8,194	$—	$1,070,000	$—	$17,211
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,760,191	9,194	9,993	1,605,284	16,707	8,414
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$17,388	$9,993		$16,707	$25,625
The forward currency contracts designated as net investment hedges outstanding as of April 30, 2023 mature on different dates between May 2023 and August 2023.
The forward currency contracts not designated in a hedging relationship outstanding as of April 30, 2023 mature on different dates between May 2023 and August 2023.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	First Quarter
	2023	2022
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$24,127	$6,847
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.

The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	First Quarter
	2023	2022
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$8,328	$(1,743)
Derivatives not designated in a hedging relationship	(9,707)	(892)
Net foreign currency exchange and derivative gains (losses)	$(1,379)	$(2,635)
Credit risk
The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to the forward currency contracts. The credit risk amount is the Company's unrealized gains on its derivative instruments, based on foreign currency rates at the time of nonperformance.
The Company's forward currency contracts are entered into with investment grade credit worthy and reputable financial institutions that are monitored by the Company for counterparty risk.
The Company's derivative contracts contain certain credit risk-related contingent features. Under certain circumstances, including an event of default, bankruptcy, termination, and cross default under the Company's revolving credit facility, the Company may be required to make immediate payment for outstanding liabilities under its derivative contracts.
Note 7. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	First Quarter
	2023	2022
	(In thousands, except per share amounts)
Net income	$290,405	$189,998
Basic weighted-average number of shares outstanding	127,246	128,077
Assumed conversion of dilutive stock options and awards	375	464
Diluted weighted-average number of shares outstanding	127,621	128,541
Basic earnings per share	$2.28	$1.48
Diluted earnings per share	$2.28	$1.48
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the first quarter of 2023 and 2022, 0.1 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
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
On March 23, 2022, the Company's board of directors approved a stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes and as of April 30, 2023, the remaining authorized value was $645.7 million.
During the first quarter of 2023, 0.3 million shares were repurchased at a total cost including commissions and excise taxes of $98.5 million. During the first quarter of 2022, 0.7 million shares were repurchased at a total cost including commissions of $232.6 million.
Subsequent to April 30, 2023, and up to May 26, 2023, 0.2 million shares were repurchased at a total cost including commissions and excise taxes of $57.1 million.
Note 8. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	April 30, 2023	January 29, 2023
	(In thousands)
Inventories:
Inventories, at cost	$1,722,629	$1,571,981
Provision to reduce inventories to net realizable value	(142,316)	(124,614)
	$1,580,313	$1,447,367
Prepaid expenses and other current assets:
Prepaid expenses	$143,109	$142,003
Forward currency contract assets	17,388	16,707
Other current assets	72,024	79,962
	$232,521	$238,672
Property and equipment, net:
Land	$78,932	$80,692
Buildings	28,898	28,850
Leasehold improvements	855,745	818,071
Furniture and fixtures	147,539	144,572
Computer hardware	166,810	166,768
Computer software	812,792	742,295
Equipment and vehicles	35,991	30,766
Work in progress	209,879	244,898
Property and equipment, gross	2,336,586	2,256,912
Accumulated depreciation	(1,023,793)	(987,298)
	$1,312,793	$1,269,614
Other non-current assets:
Cloud computing arrangement implementation costs	$119,973	$114,700
Security deposits	28,945	28,447
Other	12,807	12,898
	$161,725	$156,045

	April 30, 2023	January 29, 2023
	(In thousands)
Accrued liabilities and other:
Accrued operating expenses	$144,501	$169,429
Accrued freight	33,066	57,692
Sales return allowances	44,999	55,528
Forward currency contract liabilities	9,993	25,625
Accrued duty	29,782	21,046
Sales tax collected	19,639	20,183
Accrued capital expenditures	17,141	19,365
Accrued rent	13,725	12,223
Accrued inventory liabilities	16,728	4,345
Other	13,177	13,787
	$342,751	$399,223

Note 9. Segmented Information
The Company's segments are based on the financial information it uses in managing its business and comprise two reportable segments: (i) company-operated stores and (ii) direct to consumer. The remainder of its operations, which includes outlets, sales to wholesale accounts, license and supply arrangements, recommerce, temporary locations, and lululemon Studio, are included within Other.

	First Quarter
	2023	2022
	(In thousands)
Net revenue:
Company-operated stores	$958,087	$731,604
Direct to consumer	834,942	721,253
Other	207,763	160,606
	$2,000,792	$1,613,463
Segmented income from operations:
Company-operated stores	$259,819	$160,706
Direct to consumer	369,453	285,107
Other	44,083	19,527
	673,355	465,340
General corporate expense	270,063	202,798
Amortization of intangible assets	1,878	2,195
Income from operations	401,414	260,347
Other income (expense), net	8,025	(22)
Income before income tax expense	$409,439	$260,325

Capital expenditures:
Company-operated stores	$41,711	$24,946
Direct to consumer	26,890	20,339
Corporate and other	68,341	66,067
	$136,942	$111,352
Depreciation and amortization:
Company-operated stores	$36,749	$31,310
Direct to consumer	8,666	8,669
Corporate and other	38,701	24,491
	$84,116	$64,470

Note 10. Net Revenue by Geography and Category
In addition to the disaggregation of net revenue by reportable segment in Note 9. Segmented Information, the following table disaggregates the Company's net revenue by geographic area.

	First Quarter
	2023	2022
	(In thousands)
United States	$1,314,391	$1,098,329
Canada	253,347	244,944
People's Republic of China	249,685	139,427
Rest of world	183,369	130,763
	$2,000,792	$1,613,463
The following table disaggregates the Company's net revenue by category. Other categories is primarily composed of accessories, lululemon Studio, and footwear.

	First Quarter
	2023	2022
	(In thousands)
Women's product	$1,308,828	$1,073,924
Men's product	438,165	374,998
Other categories	253,799	164,541
	$2,000,792	$1,613,463
Note 11. Legal Proceedings and Other Contingencies
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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 28, 2023. Fiscal 2023 and fiscal 2022 are referred to as "2023," and "2022," respectively. The first quarter of 2023 and 2022 ended on April 30, 2023 and May 1, 2022, respectively. Components of management's discussion and analysis of financial condition and results of operations include:
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
Financial Highlights
For the first quarter of 2023, compared to the first quarter of 2022:
•Net revenue increased 24% to $2.0 billion. On a constant dollar basis, net revenue increased 27%.
•Total comparable sales increased 14%, or 17% on a constant dollar basis.
–Comparable store sales increased 13%, or 16% on a constant dollar basis.
–Direct to consumer net revenue increased 16%, or 18% on a constant dollar basis.
•Gross profit increased 32% to $1.2 billion.
•Gross margin increased 360 basis points to 57.5%.
•Income from operations increased 54% to $401.4 million.
•Operating margin increased 400 basis points to 20.1%.

•Income tax expense increased 69% to $119.0 million. Our effective tax rate for the first quarter of 2023 was 29.1% compared to 27.0% for the first quarter of 2022.
•Diluted earnings per share were $2.28 compared to $1.48 in the first quarter of 2022.
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
Market Conditions and Trends
Macroeconomic conditions, supply chain disruption, and the COVID-19 pandemic have impacted our business and operating costs. Certain trends are expected to continue throughout 2023, with the impact varying by market.
Macroeconomic Conditions
Macroeconomic conditions, including foreign currency fluctuations, have impacted our financial results. Foreign currency fluctuations reduced the growth of our net revenue by $44.6 million when comparing the first quarter of 2023 to 2022 primarily due to the overall appreciation of the US dollar. We expect that future exchange rate volatility will impact our results. We have also experienced increased wage rates when comparing the first quarter of 2023 to 2022.
Guest traffic in our company-operated stores and online increased in the first quarter of 2023, compared to the first quarter of 2022. Consumer purchasing behaviors may be impacted by current economic conditions including inflation, higher interest rates, and other macroeconomic factors which may have an adverse effect on our future operating margins.
Supply chain disruption
In 2021 and 2022 we experienced supply chain disruption, including delays in inbound delivery of our products as well as in manufacturing. This supply chain disruption caused us to use higher cost modes of transport, including increasing our use of air freight. We have seen an improvement in the supply chain disruption during the second half of 2022 and the first quarter of 2023, including reductions in freight costs and reductions in our levels of air freight usage.
In the first quarter of 2023 compared to the first quarter of 2022 our product margin increased by 430 basis points, primarily due to lower air freight costs from rate reductions and reduced usage. We expect that we will see improved product margin in the first half of 2023 compared to the prior year.
COVID-19 Pandemic
Most of our retail locations were open throughout the first quarter of 2023 and 2022, with certain locations temporarily closed due to COVID-19 resurgences during the first quarter of 2022, including certain closures in the People's Republic of China ("PRC"), including the Company's third party distribution center. Net revenue from the PRC increased 79% in the first quarter of 2023 compared to the first quarter of 2022, with improvements in COVID-19 trading conditions contributing to this increase.

Quarter-to-Date Results of Operations: First Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Quarter
	2023	2022	2023	2022
	(In thousands)		(Percentage of net revenue)
Net revenue	$2,000,792	$1,613,463	100.0%	100.0%
Cost of goods sold	849,987	743,070	42.5	46.1
Gross profit	1,150,805	870,393	57.5	53.9
Selling, general and administrative expenses	747,513	607,851	37.4	37.7
Amortization of intangible assets	1,878	2,195	0.1	0.1
Income from operations	401,414	260,347	20.1	16.1
Other income (expense), net	8,025	(22)	0.4	—
Income before income tax expense	409,439	260,325	20.5	16.1
Income tax expense	119,034	70,327	5.9	4.4
Net income	$290,405	$189,998	14.5%	11.8%
Net Revenue
Net revenue increased $387.3 million, or 24%, to $2.0 billion for the first quarter of 2023 from $1.6 billion for the first quarter of 2022. On a constant dollar basis, assuming the average foreign currency exchange rates for the first quarter of 2023 remained constant with the average foreign currency exchange rates for the first quarter of 2022, net revenue increased $432.0 million, or 27%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores and increased comparable store sales, as well as due to increased direct to consumer net revenue. Other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 14% for the first quarter of 2023 compared to the first quarter of 2022. Total comparable sales increased 17% on a constant dollar basis.
Net revenue for the first quarter of 2023 and 2022 is summarized below.

	First Quarter
	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentages)
Company-operated stores	$958,087	$731,604	47.9%	45.3%	$226,483	31.0%
Direct to consumer	834,942	721,253	41.7	44.7	113,689	15.8
Other	207,763	160,606	10.4	10.0	47,157	29.4
Net revenue	$2,000,792	$1,613,463	100.0%	100.0%	$387,329	24.0%
Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by net revenue from company-operated stores that we opened or significantly expanded since the first quarter of 2022 which contributed $137.9 million. We have opened 83 net new company-operated stores since the first quarter of 2022, including 39 stores in Asia Pacific, 37 stores in North America, and seven stores in Europe. The increase in net revenue from our company-operated stores was also driven by increased comparable store sales. Comparable store sales increased 13%, or 16% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, partially offset by a decrease in conversion rates. Dollar value per transaction was consistent year over year.
Direct to Consumer. Direct to consumer net revenue increased 16%, or 18% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction.
Other. The increase in other net revenue was primarily due to increased outlet sales, license and supply arrangement revenue, sales to wholesale accounts, and recommerce revenue. The increase in net revenue was partially offset by a decrease in net revenue from our temporary locations, which had fewer locations open compared to the prior year, and lululemon Studio.
Gross Profit

	First Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,150,805	$870,393	$280,412	32.2%

Gross margin	57.5%	53.9%	360 basis points
The increase in gross margin was primarily the result of:
•a net increase in product margin of 430 basis points, primarily due to lower air freight costs from rate reductions and reduced usage, modestly offset by higher inventory provisions in the current year; and
•a decrease in occupancy and depreciation costs as a percentage of net revenue of 10 basis points, driven primarily by the increase in net revenue.
The increase in gross margin was partially offset by an unfavorable impact of foreign currency exchange rates of 50 basis points, and an increase in costs related to our product departments and distribution centers as a percentage of net revenue of 30 basis points.
Selling, General and Administrative Expenses

	First Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$747,513	$607,851	$139,662	23.0%

Selling, general and administrative expenses as a percentage of net revenue	37.4%	37.7%	(30) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $79.3 million, comprised of:
–an increase of $45.5 million primarily due to an increase in depreciation of $14.8 million, increased brand and community costs, including charitable donations, of $12.6 million, increased technology costs, including cloud computing amortization, of $11.0 million, as well as professional fees; and
–an increase in employee costs of $33.8 million primarily due to an increase in salaries and wages of $18.9 million and increased incentive compensation and stock-based compensation of $8.1 million, primarily as a result of headcount growth and increased wage rates, as well as increased benefit costs and travel costs.
•an increase in costs related to our operating channels of $61.6 million, comprised of:
–an increase in employee costs of $34.4 million primarily due to an increase in salaries and wages expense and incentive compensation in our company-operated stores channel, primarily from the growth in our business and increased wage rates;
–an increase in variable costs of $13.7 million primarily due to an increase in credit card fees, distribution costs, and packaging costs, primarily as a result of increased net revenue;
–an increase in other costs of $8.2 million primarily due to increased technology costs, professional fees, and repairs and maintenance costs; and
–an increase in brand and community costs of $5.3 million primarily due to an increase in digital marketing expenses related to our direct to consumer channel, partially offset by a decrease in marketing expenses related to lululemon Studio.

The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $1.3 million.
Amortization of Intangible Assets

	First Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$1,878	$2,195	$(317)	(14.4)%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. Segmented income from operations is summarized below.

	First Quarter
	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$259,819	$160,706	27.1%	22.0%	$99,113	61.7%
Direct to consumer	369,453	285,107	44.2	39.5	84,346	29.6
Other	44,083	19,527	21.2	12.2	24,556	125.8
	$673,355	$465,340			$208,015	44.7%
General corporate expense	270,063	202,798			67,265	33.2
Amortization of intangible assets	1,878	2,195			(317)	(14)
Income from operations	$401,414	$260,347			$141,067	54.2%
Operating margin	20.1%	16.1%			400 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $149.8 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin driven by lower air freight costs and lower markdowns, partially offset by higher inventory provisions. The increase in gross margin was also due to leverage on occupancy and depreciation costs, partially offset by an unfavorable impact of foreign currency exchange rates and deleverage in costs from our distribution centers and product teams. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher salaries and wages expense and higher incentive compensation as a result of the growth in our business and increased wage rates. Store operating costs increased primarily due to increases in credit card fees, packaging costs, and distribution costs, as a result of higher net revenue, as well as increased repairs and maintenance. Income from operations as a percentage of company-operated stores net revenue increased due to higher gross margin and leverage on selling, general and administrative expenses.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $111.0 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin driven by lower air freight costs, partially offset by higher inventory provisions. The increase in gross margin was partially offset by an unfavorable impact of foreign currency exchange rates and deleverage in costs from our distribution centers and product teams. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher variable operating costs including distribution costs, packaging costs, and credit card fees, as a result of higher net revenue, as well as higher digital marketing expenses and technology costs. Income from operations as a percentage of direct to consumer net revenue increased primarily due to higher gross margin.
Other. The increase in income from operations from our other channels was primarily the result of increased operating profit from our other lululemon retail operations and a reduction in lululemon Studio marketing expenses. Increased net revenue from outlets, license and supply arrangements, sales to wholesale accounts, and recommerce resulted in increased gross profit. This was partially offset by a decrease in net revenue from our temporary locations and lululemon Studio. Selling, general and administrative expenses decreased primarily due to lower lululemon Studio marketing costs. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses, partially offset by lower gross margin driven by higher markdowns.
General Corporate Expense. The increase in general corporate expense was primarily due to increased employee costs, primarily from headcount growth and increased wage rates, as well as increased depreciation, brand and community costs, technology costs, and professional fees. The increase in general corporate expense was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $1.3 million.
Other Income (Expense), Net

	First Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$8,025	$(22)	$8,047	n/a
The increase in other income, net was primarily due to an increase in interest income as a result of higher interest rates and higher cash balances.
Income Tax Expense

	First Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$119,034	$70,327	$48,707	69.3%

Effective tax rate	29.1%	27.0%	210 basis points
The effective tax rate for the first quarter of 2023 has increased compared to the first quarter of 2022 primarily due to the accrual of withholding taxes on unremitted foreign earnings and a decrease in deductions related to stock-based compensation. This was partially offset by a reduction in non-deductible expenses in international jurisdictions.
Net Income

	First Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$290,405	$189,998	$100,407	52.8%
The increase in net income was primarily due to an increase in gross profit of $280.4 million and an increase in other income (expense), net of $8.0 million, partially offset by an increase in selling, general and administrative expenses of $139.7 million and an increase in income tax expense of $48.7 million.
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
The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or with greater prominence to, the financial information prepared and presented in accordance with GAAP. A reconciliation of the non-GAAP financial measures follows, which includes more detail on the GAAP financial measure that is most directly comparable to each non-GAAP financial measure, and the related reconciliations between these financial measures. Our non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures reported by other companies.
Constant Dollar Changes in Net Revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	First Quarter 2023
	Net Revenue
	(In thousands)	(Percentages)
Change	$387,329	24%
Adjustments due to foreign currency exchange rate changes	44,624	3
Change in constant dollars	$431,953	27%
Constant Dollar Changes in Total Comparable Sales, Comparable Store Sales, and Direct to Consumer Net Revenue
The below changes in total comparable sales, comparable store sales, and direct to consumer net revenue show the change compared to the corresponding period in the prior year.

	First Quarter 2023
	Total Comparable Sales(1),(2)	Comparable Store Sales(2)	Direct to Consumer Net Revenue
Change	14%	13%	16%
Adjustments due to foreign currency exchange rate changes	3	3	2
Change in constant dollars	17%	16%	18%
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
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Quarter
	2023	2022	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$45,503	$(243,256)	$288,759
Investing activities	(138,219)	(101,328)	(36,891)
Financing activities	(115,399)	(259,560)	144,161
Effect of foreign currency exchange rate changes on cash	3,855	(6,711)	10,566
Increase (decrease) in cash and cash equivalents	$(204,260)	$(610,855)	$406,595
Operating Activities
The increase in cash provided by operating activities was primarily as a result of:
•an increase in cash flows from the changes in operating assets and liabilities of $156.1 million, primarily driven by changes in inventories and accounts payable, partially offset by changes in accrued liabilities;
•increased net income of $100.4 million; and
•changes in adjusting items of $32.2 million, primarily driven by increased depreciation and higher cash inflows related to derivatives not designated in a hedging relationship.
Investing Activities
The increase in cash used in investing activities was primarily due to increased capital expenditures and the settlement of net investment hedges. The increase in capital expenditures was primarily due to an increase in company-operated store expenditures driven by opening new stores and remodeling existing stores as well as increased investment in our new and existing distribution facilities. There has also been an increase in direct to consumer expenditures driven by investment in our distribution centers as well as other technology infrastructure and system initiatives. Corporate expenditures also increased driven by investment in technology and business systems and increased expenditures on corporate office renovations.
Financing Activities
The decrease in cash used in financing activities was primarily the result of a decrease in our stock repurchases. During the first quarter of 2023, 0.3 million shares were repurchased at a total cost including commissions and excise taxes of $98.5 million. During the first quarter of 2022, 0.7 million shares were repurchased at a total cost including commissions of $232.6 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
The following table includes certain measures of our liquidity:

April 30, 2023
(In thousands)
Cash and cash equivalents	$950,607
Working capital excluding cash and cash equivalents(1)	845,924
Capacity under committed revolving credit facility	393,546
__________
(1)Working capital is calculated as current assets of $3.1 billion less current liabilities of $1.3 billion.
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of April 30, 2023, letters of credit and letters of guarantee totaling $10.0 million had been issued, including $6.5 million under our committed revolving credit facility.
Our committed North America credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of April 30, 2023, aside from letters of credit of $6.5 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 3. Revolving Credit Facilities and Supply Chain Financing Program included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of April 30, 2023 was $1.6 billion, an increase of 24% from May 1, 2022.
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
Our critical accounting policies, estimates, and judgements are discussed within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Operating Locations
Our company-operated stores by country as of April 30, 2023 and January 29, 2023 are summarized in the table below.

Number of company-operated stores by country (market)	April 30, 2023	January 29, 2023
United States	357	350
People's Republic of China(1)	119	117
Canada	69	69
Australia	32	32
United Kingdom	20	20
South Korea	16	16
Germany	9	10
New Zealand	8	8
Singapore	7	8
Japan	7	7
France	4	4
Ireland	4	4
Spain	3	3
Malaysia	2	2
Sweden	2	2
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Total company-operated stores	662	655
__________
(1)PRC included 101 stores in China Mainland, nine stores in Hong Kong Special Administrative Region, seven stores in Taiwan, and two stores in Macao Special Administration Region, as of April 30, 2023. As of January 29, 2023, there were 99 stores in China Mainland, nine stores in Hong Kong Special Administrative Region, seven stores in Taiwan, and two stores in Macao Special Administration Region.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of April 30, 2023, there were 26 licensed locations, including 12 in Mexico, seven in the United Arab Emirates, three in Qatar, three in Saudi Arabia, and one in Kuwait.
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
As of April 30, 2023, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign currency exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 6. Derivative Financial Instruments included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first quarter of 2023, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $22.8 million increase in accumulated other comprehensive loss within stockholders' equity. During the first quarter of 2022, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $11.4 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the foreign currency exchange rates in effect for the first quarter of 2023 would have resulted in lower income from operations of approximately $83.9 million. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first quarter of 2023. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign currency exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of April 30, 2023, aside from letters of credit of $6.5 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. We do not believe these balances are subject to material interest rate risk.
Credit Risk. We have cash on deposit with various large, reputable financial institutions and have invested in AAA-rated money market funds, which include investments in government bonds. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. We are also exposed to credit-related losses in the event of nonperformance by the financial institutions that are counterparties to our forward currency contracts. The credit risk amount is our unrealized gains on our derivative instruments, based on foreign currency rates at the time of nonperformance.

We have not experienced any losses related to these items, and we believe credit risk to be minimal. We seek to minimize our credit risk by entering into transactions with investment grade credit worthy and reputable financial institutions and by monitoring the credit standing of the financial institutions with whom we transact. We seek to limit the amount of exposure with any one counterparty.
Inflation
Inflationary factors such as increases in the cost of our product, as well as overhead costs and capital expenditures may adversely affect our operating results. During 2022 and the first quarter of 2023, our operating margin was impacted by increased wage rates. During the first half of 2022, our gross margin was impacted by higher air freight costs as a result of global supply chain disruption.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of April 30, 2023. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of April 30, 2023, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 11. Legal Proceedings and Other Contingencies included in Item 1 of Part I of this report and in our 2022 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, personal injury claims, product liability claims, employment claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our 2022 Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected as a result of any of these risks.
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
During 2022, the net investment in our Canadian subsidiaries, which was not indefinitely reinvested, exceeded the paid-up capital and therefore we accrued for Canadian withholding taxes on the portion of our net investment which we expect to be unable to repatriate free of withholding tax.
For 2023, assuming there are no exchange transactions by our exchangeable shareholders, we will continue to accrue for Canadian withholding taxes on the accumulated earnings of our Canadian subsidiaries which are not indefinitely reinvested.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the first quarter of 2023 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 30, 2023 - February 26, 2023	83,681	$313.46	83,681	$717,580,985
February 27, 2023 - April 2, 2023	75,404	303.82	75,404	694,671,865
April 3, 2023 - April 30, 2023	132,626	369.32	132,626	645,689,842
Total	291,711		291,711
__________
(1)Monthly information is presented by reference to our fiscal periods during our first quarter of 2023.
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

The following table provides information regarding our purchases of shares of our common stock during the first quarter of 2023 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 30, 2023 - February 26, 2023	8,107	$321.18	8,107	4,491,672
February 27, 2023 - April 2, 2023	12,366	322.78	12,366	4,479,306
April 3, 2023 - April 30, 2023	7,199	370.96	7,199	4,472,107
Total	27,672		27,672
__________
(1)Monthly information is presented by reference to our fiscal periods during our first quarter of 2023.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: June 1, 2023