Form 10-Q
period 2023-07-30
lululemon athletica inc.
filed 2023-08-31
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 25, 2023, there were 121,425,283 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of August 25, 2023, there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, as of August 25, 2023, the registrant had outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	July 30, 2023	January 29, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,107,530	$1,154,867
Accounts receivable, net	106,221	132,906
Inventories	1,660,753	1,447,367
Prepaid and receivable income taxes	224,916	185,641
Prepaid expenses and other current assets	224,513	238,672
	3,323,933	3,159,453
Property and equipment, net	1,367,172	1,269,614
Right-of-use lease assets	1,079,198	969,419
Goodwill	24,176	24,144
Intangible assets, net	18,204	21,961
Deferred income tax assets	6,188	6,402
Other non-current assets	173,587	156,045
	$5,992,458	$5,607,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$298,914	$172,732
Accrued liabilities and other	399,178	399,223
Accrued compensation and related expenses	192,289	248,167
Current lease liabilities	216,837	207,972
Current income taxes payable	20,576	174,221
Unredeemed gift card liability	216,116	251,478
Other current liabilities	42,460	38,405
	1,386,370	1,492,198
Non-current lease liabilities	976,736	862,362
Non-current income taxes payable	15,864	28,555
Deferred income tax liabilities	55,258	55,084
Other non-current liabilities	24,748	20,040
	2,458,976	2,458,239
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 121,613 and 122,205 issued and outstanding	608	611
Additional paid-in capital	505,127	474,645
Retained earnings	3,267,589	2,926,127
Accumulated other comprehensive loss	(239,842)	(252,584)
	3,533,482	3,148,799
	$5,992,458	$5,607,038
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net revenue	$2,209,165	$1,868,328	$4,209,957	$3,481,791
Cost of goods sold	910,654	812,852	1,760,641	1,555,922
Gross profit	1,298,511	1,055,476	2,449,316	1,925,869
Selling, general and administrative expenses	817,375	662,253	1,564,888	1,270,104
Amortization of intangible assets	1,879	2,195	3,757	4,390
Gain on disposal of assets	—	(10,180)	—	(10,180)
Income from operations	479,257	401,208	880,671	661,555
Other income (expense), net	7,362	145	15,387	123
Income before income tax expense	486,619	401,353	896,058	661,678
Income tax expense	145,016	111,832	264,050	182,159
Net income	$341,603	$289,521	$632,008	$479,519

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$54,786	$8,715	$12,036	$(17,133)
Net investment hedge gains (losses)	(17,014)	(4,289)	706	767
Other comprehensive income (loss), net of tax	$37,772	$4,426	$12,742	$(16,366)
Comprehensive income	$379,375	$293,947	$644,750	$463,153

Basic earnings per share	$2.69	$2.27	$4.97	$3.75
Diluted earnings per share	$2.68	$2.26	$4.96	$3.74
Basic weighted-average number of shares outstanding	126,969	127,619	127,108	127,848
Diluted weighted-average number of shares outstanding	127,263	127,906	127,442	128,224
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended July 30, 2023
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of April 30, 2023	5,116	5,116	$—	122,099	$610	$478,496	$3,118,584	$(277,614)	$3,320,076
Net income							341,603		341,603
Other comprehensive income (loss), net of tax								37,772	37,772
Stock-based compensation expense						24,283			24,283
Common stock issued upon settlement of stock-based compensation				33	—	4,228			4,228
Shares withheld related to net share settlement of stock-based compensation				(2)	—	(942)			(942)
Repurchase of common stock, including excise tax				(517)	(2)	(938)	(192,598)		(193,538)
Balance as of July 30, 2023	5,116	5,116	$—	121,613	$608	$505,127	$3,267,589	$(239,842)	$3,533,482

	Quarter Ended July 31, 2022
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of May 1, 2022	5,203	5,203	$—	122,732	$614	$412,713	$2,471,432	$(216,709)	$2,668,050
Net income							289,521		289,521
Other comprehensive income (loss), net of tax								4,426	4,426
Stock-based compensation expense						20,817			20,817
Common stock issued upon settlement of stock-based compensation				24	—	1,043			1,043
Shares withheld related to net share settlement of stock-based compensation				(2)	—	(719)			(719)
Repurchase of common stock				(420)	(2)	(762)	(124,576)		(125,340)
Balance as of July 31, 2022	5,203	5,203	$—	122,334	$612	$433,092	$2,636,377	$(212,283)	$2,857,798

	Two Quarters Ended July 30, 2023
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 29, 2023	5,116	5,116	$—	122,205	$611	$474,645	$2,926,127	$(252,584)	$3,148,799
Net income							632,008		632,008
Other comprehensive income (loss), net of tax								12,742	12,742
Stock-based compensation expense						45,584			45,584
Common stock issued upon settlement of stock-based compensation				307	—	16,101			16,101
Shares withheld related to net share settlement of stock-based compensation				(90)	—	(29,735)			(29,735)
Repurchase of common stock, including excise tax				(809)	(3)	(1,468)	(290,546)		(292,017)
Balance as of July 30, 2023	5,116	5,116	$—	121,613	$608	$505,127	$3,267,589	$(239,842)	$3,533,482

	Two Quarters Ended July 31, 2022
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 30, 2022	5,203	5,203	$—	123,297	$616	$422,507	$2,512,840	$(195,917)	$2,740,046
Net income							479,519		479,519
Other comprehensive income (loss), net of tax								(16,366)	(16,366)
Stock-based compensation expense						39,175			39,175
Common stock issued upon settlement of stock-based compensation				263	2	6,184			6,186
Shares withheld related to net share settlement of stock-based compensation				(98)	—	(32,778)			(32,778)
Repurchase of common stock				(1,128)	(6)	(1,996)	(355,982)		(357,984)
Balance as of July 31, 2022	5,203	5,203	$—	122,334	$612	$433,092	$2,636,377	$(212,283)	$2,857,798
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Two Quarters Ended
	July 30, 2023	July 31, 2022
Cash flows from operating activities
Net income	$632,008	$479,519
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	178,125	132,441
Gain on disposal of assets	—	(10,180)
Stock-based compensation expense	45,584	39,175
Settlement of derivatives not designated in a hedging relationship	18,870	(8,055)
Changes in operating assets and liabilities:
Inventories	(234,050)	(510,567)
Prepaid and receivable income taxes	(39,275)	(47,510)
Prepaid expenses and other current assets	37,595	1,618
Other non-current assets	(16,554)	(15,046)
Accounts payable	126,007	(28,249)
Accrued liabilities and other	8,538	6,082
Accrued compensation and related expenses	(55,716)	(50,187)
Current and non-current income taxes payable	(167,216)	(91,874)
Unredeemed gift card liability	(35,377)	(35,099)
Right-of-use lease assets and current and non-current lease liabilities	14,049	8,775
Other current and non-current liabilities	9,625	(16,461)
Net cash provided by (used in) operating activities	522,213	(145,618)
Cash flows from investing activities
Purchase of property and equipment	(282,453)	(256,070)
Settlement of net investment hedges	(549)	15,469
Other investing activities	(658)	15,657
Net cash used in investing activities	(283,660)	(224,944)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	16,101	6,186
Shares withheld related to net share settlement of stock-based compensation	(29,735)	(32,778)
Repurchase of common stock	(292,017)	(357,984)
Net cash used in financing activities	(305,651)	(384,576)
Effect of foreign currency exchange rate changes on cash and cash equivalents	19,761	(5,902)
Increase (decrease) in cash and cash equivalents	(47,337)	(761,040)
Cash and cash equivalents, beginning of period	$1,154,867	$1,259,871
Cash and cash equivalents, end of period	$1,107,530	$498,831
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories, which are sold through company-operated stores, direct to consumer through e-commerce, outlets, sales to wholesale accounts, license and supply arrangements, recommerce, and sales from temporary locations. The Company operates stores in the United States, the People's Republic of China ("PRC"), Canada, Australia, the United Kingdom, South Korea, Germany, New Zealand, Singapore, Japan, France, Ireland, Spain, Malaysia, Sweden, the Netherlands, Norway, Switzerland, and Thailand. There were 672 and 655 company-operated stores as of July 30, 2023 and January 29, 2023.
Basis of presentation
The unaudited interim consolidated financial statements as of July 30, 2023 and for the quarters and two quarters ended July 30, 2023 and July 31, 2022 are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 29, 2023 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 29, 2023, which are included in Item 8 in the Company's fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 28, 2023. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2022 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2023 will end on January 28, 2024 and will be a 52-week year. Fiscal 2022 was a 52-week year and ended on January 29, 2023. Fiscal 2023 and fiscal 2022 are referred to as "2023," and "2022," respectively. The first two quarters of 2023 and 2022 ended on July 30, 2023 and July 31, 2022, respectively.
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
Note 2. Recent Accounting Pronouncements
Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted by the Company during the first two quarters of 2023 not listed below were assessed, and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
In September 2022, the FASB issued ASC 405-50, Liabilities - Supplier Finance Programs, to require annual and interim disclosures about the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about the obligations under these programs, including the amount outstanding at the end of each reporting period and a rollforward of those obligations. The Company adopted this update during the first quarter of 2023 and the related disclosures are included in Note 4. Revolving Credit Facilities and Supply Chain Financing Program.
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
Note 4. Revolving Credit Facilities and Supply Chain Financing Program
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
As of July 30, 2023, aside from letters of credit of $6.4 million, the Company had no other borrowings outstanding under this credit facility.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of July 30, 2023, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan ($18.2 million) revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan ($32.2 million) during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($28.0 million) and a financial guarantee facility of up to 30.0 million Chinese Yuan ($4.2 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of July 30, 2023, the Company was in compliance with the covenants and, aside from letters of credit of 28.1 million Chinese Yuan ($3.9 million), there were no other borrowings or guarantees outstanding under this credit facility.
Supply Chain Financing Program
The Company facilitates a voluntary supply chain financing ("SCF") program that allows its suppliers to elect to sell the receivables owed to them by the Company to a third party financial institution. Participating suppliers negotiate arrangements directly with the financial institution. If a supplier chooses to participate in the SCF program it may request an invoice be paid earlier than it would by the Company, and the financial institution at its sole and absolute discretion, may elect to make an early payment to the supplier at a discount. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier's participation in the arrangement and the Company provides no guarantees to any third parties under the SCF program.
As of July 30, 2023 and January 29, 2023, $38.6 million and $17.6 million, respectively, was outstanding under the SCF program and presented within accounts payable.
Note 5. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $45.2 million and $38.8 million for the first two quarters of 2023 and 2022, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $184.3 million as of July 30, 2023, which is expected to be recognized over a weighted-average period of 2.4 years.
A summary of the balances of the Company's stock-based compensation plans as of July 30, 2023, and changes during the first two quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of January 29, 2023	866	$230.78	166	$295.93	5	$308.66	221	$323.89
Granted	209	358.48	121	295.69	4	368.36	124	358.75
Exercised/released	106	151.58	104	201.56	5	308.66	92	283.84
Forfeited/expired	15	319.78	5	343.83	—	—	9	347.97
Balance as of July 30, 2023	954	$266.24	178	$349.85	4	$368.36	244	$355.81
Exercisable as of July 30, 2023	481	$195.84
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first two quarters of 2023:

First Two Quarters
2023
Expected term	3.75 years
Expected volatility	42.35%
Risk-free interest rate	3.49%
Dividend yield	—%
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the second quarter of 2023, there were 23.1 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $9.6 million and $6.7 million in the first two quarters of 2023 and 2022, respectively.
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

Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of July 30, 2023 and January 29, 2023, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	July 30, 2023	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$379,300	$379,300	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	22,262	—	22,262	—	Prepaid expenses and other current assets
Forward currency contract liabilities	15,854	—	15,854	—	Other current liabilities

	January 29, 2023	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$568,000	$568,000	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	16,707	—	16,707	—	Prepaid expenses and other current assets
Forward currency contract liabilities	25,625	—	25,625	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first two quarters of 2023.
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
During the first two quarters of 2023, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of July 30, 2023, there were derivative assets of $22.3 million and derivative liabilities of $15.9 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	July 30, 2023			January 29, 2023
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$776,500	$—	$15,701	$1,070,000	$—	$17,211
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,259,605	22,262	153	1,605,284	16,707	8,414
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$22,262	$15,854		$16,707	$25,625
The forward currency contracts designated as net investment hedges outstanding as of July 30, 2023 mature on different dates between August 2023 and December 2023.
The forward currency contracts not designated in a hedging relationship outstanding as of July 30, 2023 mature on different dates between August 2023 and November 2023.

The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Second Quarter		First Two Quarters
	2023	2022	2023	2022
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$(23,166)	$(5,807)	$961	$1,039
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Second Quarter		First Two Quarters
	2023	2022	2023	2022
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$(38,426)	$(14,497)	$(30,099)	$(16,240)
Derivatives not designated in a hedging relationship	42,729	8,600	33,023	7,708
Net foreign currency exchange and derivative gains (losses)	$4,303	$(5,897)	$2,924	$(8,532)
Credit risk
The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to the forward currency contracts. The credit risk amount is the Company's unrealized gains on its derivative instruments, based on foreign currency rates at the time of nonperformance.
The Company's forward currency contracts are generally entered into with what the Company believes are investment grade credit worthy and reputable financial institutions that are monitored by the Company for counterparty risk.
The Company's derivative contracts contain certain credit risk-related contingent features. Under certain circumstances, including an event of default, bankruptcy, termination, and cross default under the Company's revolving credit facility, the Company may be required to make immediate payment for outstanding liabilities under its derivative contracts.
Note 8. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	Second Quarter		First Two Quarters
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Net income	$341,603	$289,521	$632,008	$479,519
Basic weighted-average number of shares outstanding	126,969	127,619	127,108	127,848
Assumed conversion of dilutive stock options and awards	294	287	334	376
Diluted weighted-average number of shares outstanding	127,263	127,906	127,442	128,224
Basic earnings per share	$2.69	$2.27	$4.97	$3.75
Diluted earnings per share	$2.68	$2.26	$4.96	$3.74
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the first two quarters of 2023 and 2022, 0.1 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.

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
On March 23, 2022, the Company's board of directors approved a stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes and as of July 30, 2023, the remaining authorized value was $454.0 million.
During the first two quarters of 2023, 0.8 million shares were repurchased at a total cost including commissions and excise taxes of $292.0 million. During the first two quarters of 2022, 1.1 million shares were repurchased at a total cost including commissions of $358.0 million.
Subsequent to July 30, 2023, and up to August 25, 2023, 0.2 million shares were repurchased at a total cost including commissions and excise taxes of $72.1 million.
Note 9. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	July 30, 2023	January 29, 2023
	(In thousands)
Inventories:
Inventories, at cost	$1,816,671	$1,571,981
Provision to reduce inventories to net realizable value	(155,918)	(124,614)
	$1,660,753	$1,447,367
Prepaid expenses and other current assets:
Prepaid expenses	$142,816	$142,003
Forward currency contract assets	22,262	16,707
Other current assets	59,435	79,962
	$224,513	$238,672
Property and equipment, net:
Land	$80,760	$80,692
Buildings	29,333	28,850
Leasehold improvements	879,240	818,071
Furniture and fixtures	149,657	144,572
Computer hardware	164,902	166,768
Computer software	900,434	742,295
Equipment and vehicles	38,691	30,766
Work in progress	216,407	244,898
Property and equipment, gross	2,459,424	2,256,912
Accumulated depreciation	(1,092,252)	(987,298)
	$1,367,172	$1,269,614
Other non-current assets:
Cloud computing arrangement implementation costs	$129,603	$114,700
Security deposits	30,018	28,447
Other	13,966	12,898
	$173,587	$156,045

	July 30, 2023	January 29, 2023
	(In thousands)
Accrued liabilities and other:
Accrued operating expenses	$153,302	$169,429
Accrued freight	40,908	57,692
Sales return allowances	48,151	55,528
Forward currency contract liabilities	15,854	25,625
Accrued duty	29,000	21,046
Sales tax collected	14,175	20,183
Accrued capital expenditures	11,492	19,365
Accrued rent	12,222	12,223
Accrued inventory liabilities	59,334	4,345
Other	14,740	13,787
	$399,178	$399,223

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

	Second Quarter		First Two Quarters
	2023	2022	2023	2022
	(In thousands)
Net revenue:
Company-operated stores	$1,096,939	$903,077	$2,055,026	$1,634,681
Direct to consumer	893,673	775,425	1,728,615	1,496,678
Other	218,553	189,826	426,316	350,432
	$2,209,165	$1,868,328	$4,209,957	$3,481,791
Segmented income from operations:
Company-operated stores	$339,692	$256,807	$599,511	$417,513
Direct to consumer	383,870	326,423	753,323	611,530
Other	48,683	29,626	92,766	49,153
	772,245	612,856	1,445,600	1,078,196
General corporate expense	291,109	219,633	561,172	422,431
Amortization of intangible assets	1,879	2,195	3,757	4,390
Gain on disposal of assets	—	(10,180)	—	(10,180)
Income from operations	479,257	401,208	880,671	661,555
Other income (expense), net	7,362	145	15,387	123
Income before income tax expense	$486,619	$401,353	$896,058	$661,678

Capital expenditures:
Company-operated stores	$53,471	$60,905	$95,182	$85,851
Direct to consumer	27,489	21,752	54,379	42,091
Corporate and other	64,551	62,061	132,892	128,128
	$145,511	$144,718	$282,453	$256,070
Depreciation and amortization:
Company-operated stores	$37,951	$32,015	$74,700	$63,325
Direct to consumer	16,895	8,807	25,561	17,476
Corporate and other	39,163	27,149	77,864	51,640
	$94,009	$67,971	$178,125	$132,441

Note 11. Net Revenue by Geography and Category
In addition to the disaggregation of net revenue by reportable segment in Note 10. Segmented Information, the following table disaggregates the Company's net revenue by geographic area.

	Second Quarter		First Two Quarters
	2023	2022	2023	2022
	(In thousands)
United States	$1,424,926	$1,278,361	$2,739,317	$2,376,690
Canada	294,847	268,622	548,194	513,566
People's Republic of China	277,500	172,020	527,185	311,447
Rest of world	211,892	149,325	395,261	280,088
	$2,209,165	$1,868,328	$4,209,957	$3,481,791
The following table disaggregates the Company's net revenue by category. Other categories is primarily composed of accessories, lululemon Studio, and footwear.

	Second Quarter		First Two Quarters
	2023	2022	2023	2022
	(In thousands)
Women's product	$1,396,327	$1,205,636	$2,705,155	$2,279,560
Men's product	530,723	461,310	968,888	836,308
Other categories	282,115	201,382	535,914	365,923
	$2,209,165	$1,868,328	$4,209,957	$3,481,791
Note 12. Legal Proceedings and Other Contingencies
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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 28, 2023. Fiscal 2023 and fiscal 2022 are referred to as "2023," and "2022," respectively. The first two quarters of 2023 and 2022 ended on July 30, 2023 and July 31, 2022, respectively. Components of management's discussion and analysis of financial condition and results of operations include:
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
Financial Highlights
For the second quarter of 2023, compared to the second quarter of 2022:
•Net revenue increased 18% to $2.2 billion. On a constant dollar basis, net revenue increased 20%.
•Total comparable sales increased 11%, or 13% on a constant dollar basis.
–Comparable store sales increased 7%, or 9% on a constant dollar basis.
–Direct to consumer net revenue increased 15%, or 17% on a constant dollar basis.
•Gross profit increased 23% to $1.3 billion.
•Gross margin increased 230 basis points to 58.8%.
•Income from operations increased 19% to $479.3 million.
•Operating margin increased 20 basis points to 21.7%.

•Income tax expense increased 30% to $145.0 million. Our effective tax rate for the second quarter of 2023 was 29.8% compared to 27.9% for the second quarter of 2022.
•Diluted earnings per share were $2.68 compared to $2.26 in the second quarter of 2022. The second quarter of 2022 included an after-tax gain of $8.5 million from the sale of an administrative office building, which increased diluted earnings per share by $0.06.
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
Macroeconomic Conditions
Macroeconomic conditions, including foreign currency fluctuations, have impacted our financial results. Foreign currency fluctuations reduced the growth of our net revenue by $26.5 million when comparing the second quarter of 2023 to 2022 primarily due to the overall appreciation of the US dollar. We expect that future exchange rate volatility will impact our results. We have also experienced increased wage rates when comparing the second quarter of 2023 to 2022.
Guest traffic in our company-operated stores and online increased in the second quarter of 2023, compared to the second quarter of 2022. Consumer purchasing behaviors may be impacted by current economic conditions including inflation, higher interest rates, and other macroeconomic factors which may have an adverse effect on our future operating margins.
Supply chain disruption
In 2021 and 2022 we experienced supply chain disruption, including delays in inbound delivery of our products as well as in manufacturing. This supply chain disruption caused us to use higher cost modes of transport, including increasing our use of air freight. We have seen an improvement in the supply chain disruption during the second half of 2022 and the first two quarters of 2023, including reductions in freight costs and reductions in our levels of air freight usage.
In the second quarter of 2023 compared to the second quarter of 2022 our product margin increased by 330 basis points, primarily due to lower air freight costs from rate reductions and reduced usage. We expect that we will see higher product margin throughout 2023 compared to 2022, with the increase moderating in the second half of 2023.
COVID-19 Pandemic
Most of our retail locations were open throughout the first two quarters of 2023 and 2022, with certain locations temporarily closed due to COVID-19 resurgences during the first quarter of 2022, including certain company-operated stores and our third party distribution center in the People's Republic of China ("PRC"). Net revenue from the PRC increased 61% in the second quarter of 2023 compared to the second quarter of 2022, with improvements in COVID-19 trading conditions contributing to this increase. Seasonal COVID-19 resurgences could impact our operations and financial performance in our key markets.

Quarter-to-Date Results of Operations: Second Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	Second Quarter
	2023	2022	2023	2022
	(In thousands)		(Percentage of net revenue)
Net revenue	$2,209,165	$1,868,328	100.0%	100.0%
Cost of goods sold	910,654	812,852	41.2	43.5
Gross profit	1,298,511	1,055,476	58.8	56.5
Selling, general and administrative expenses	817,375	662,253	37.0	35.4
Amortization of intangible assets	1,879	2,195	0.1	0.1
Gain on disposal of assets	—	(10,180)	—	(0.5)
Income from operations	479,257	401,208	21.7	21.5
Other income (expense), net	7,362	145	0.3	—
Income before income tax expense	486,619	401,353	22.0	21.5
Income tax expense	145,016	111,832	6.6	6.0
Net income	$341,603	$289,521	15.5%	15.5%
Net Revenue
Net revenue increased $340.8 million, or 18%, to $2.2 billion for the second quarter of 2023 from $1.9 billion for the second quarter of 2022. On a constant dollar basis, assuming the average foreign currency exchange rates for the second quarter of 2023 remained constant with the average foreign currency exchange rates for the second quarter of 2022, net revenue increased $367.3 million, or 20%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores and increased comparable store sales, as well as due to increased direct to consumer net revenue. Other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 11% for the second quarter of 2023 compared to the second quarter of 2022. Total comparable sales increased 13% on a constant dollar basis.
Net revenue for the second quarter of 2023 and 2022 is summarized below.

	Second Quarter
	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentages)
Company-operated stores	$1,096,939	$903,077	49.7%	48.3%	$193,862	21.5%
Direct to consumer	893,673	775,425	40.5	41.5	118,248	15.2
Other	218,553	189,826	9.9	10.2	28,727	15.1
Net revenue	$2,209,165	$1,868,328	100.0%	100.0%	$340,837	18.2%
Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by net revenue from company-operated stores that we opened or significantly expanded since the second quarter of 2022 which contributed $141.0 million to the increase. We have opened 72 net new company-operated stores since the second quarter of 2022, including 36 stores in Asia Pacific, 30 stores in North America, and six stores in Europe. The increase in net revenue from our company-operated stores was also driven by increased comparable store sales. Comparable store sales increased 7%, or 9% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction.
Direct to Consumer. Direct to consumer net revenue increased 15%, or 17% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction.

Other. The increase in other net revenue was primarily due to increased outlet sales, sales to wholesale accounts, and license and supply arrangement revenue. The increase in net revenue was partially offset by a decrease in net revenue from our temporary locations, which had fewer locations open compared to the prior year, and a decrease in lululemon Studio net revenue.
Gross Profit

	Second Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,298,511	$1,055,476	$243,035	23.0%

Gross margin	58.8%	56.5%	230 basis points
The increase in gross margin was primarily the result of:
•a net increase in product margin of 330 basis points, primarily due to lower air freight costs from rate reductions and reduced usage, modestly offset by higher damages and inventory provisions in the current year.
The increase in product margin was partially offset by:
•an increase in costs related to our product departments and distribution centers as a percentage of net revenue of 50 basis points;
•an unfavorable impact of foreign currency exchange rates of 30 basis points; and
•an increase in occupancy costs as a percentage of net revenue of 20 basis points.
Selling, General and Administrative Expenses

	Second Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$817,375	$662,253	$155,122	23.4%

Selling, general and administrative expenses as a percentage of net revenue	37.0%	35.4%	160 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $92.9 million, comprised of:
–an increase in employee costs of $32.3 million primarily due to increased salaries and wages expense as well as increased incentive compensation and stock-based compensation, primarily as a result of headcount growth and increased wage rates;
–an increase in brand and community costs of $24.3 million primarily due to increased marketing expenses;
–an increase in technology costs, including cloud computing amortization, of $12.9 million;
–an increase in depreciation of $12.4 million; and
–an increase in other head office costs of $11.0 million, including due to increased professional fees.
•an increase in costs related to our operating channels of $72.4 million, comprised of:
–an increase in employee costs of $38.2 million primarily due to increased salaries and wages expense, incentive compensation, and benefit costs in our company-operated stores channel, primarily from the growth in our business and increased wage rates;
–an increase in other operating costs of $17.8 million primarily due to increased depreciation, technology costs, and repairs and maintenance costs;

–an increase in variable costs of $10.5 million primarily due to increased credit card fees, packaging costs, and distribution costs, primarily as a result of increased net revenue; and
–an increase in brand and community costs of $5.9 million primarily due to increased digital marketing expenses related to our direct to consumer channel.
The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $10.2 million.
Amortization of Intangible Assets

	Second Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$1,879	$2,195	$(316)	(14.4)%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR.
Gain on Disposal of Assets

	Second Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gain on disposal of assets	$—	$(10,180)	$10,180	(100.0)%
During the second quarter of 2022, we completed the sale of an administrative office building, which resulted in a pre-tax gain of $10.2 million.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. Segmented income from operations is summarized below.

	Second Quarter
	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$339,692	$256,807	31.0%	28.4%	$82,885	32.3%
Direct to consumer	383,870	326,423	43.0	42.1	57,447	17.6
Other	48,683	29,626	22.3	15.6	19,057	64.3
	$772,245	$612,856			$159,389	26.0%
General corporate expense	291,109	219,633			71,476	32.5
Amortization of intangible assets	1,879	2,195			(316)	(14.4)
Gain on disposal of assets	—	(10,180)			10,180	(100.0)
Income from operations	$479,257	$401,208			$78,049	19.5%
Operating margin	21.7%	21.5%			20 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $131.7 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin driven by lower air freight costs and lower markdowns, partially offset by higher damages and inventory provisions. The increase in gross margin was partially offset by an unfavorable impact of foreign currency exchange rates and deleverage in costs from our distribution centers and product teams. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher salaries and wages expense, incentive compensation, and benefit costs as a result of the growth in our business and increased wage rates. Store operating costs increased primarily due to increases in credit card fees and packaging costs, as a result of higher net revenue, as well as increased repairs and maintenance. Income from operations as a percentage of company-operated stores net revenue increased due to higher gross margin, partially offset by deleverage on selling, general and administrative expenses.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $94.9 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin driven by lower air freight costs, partially offset by higher markdowns and higher damages. The increase in gross margin was partially offset by an unfavorable impact of foreign currency exchange rates and deleverage in costs from our distribution centers and product teams. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher digital marketing expenses, higher depreciation costs, higher variable operating costs including distribution costs, credit card fees, and packaging costs, as a result of higher net revenue, as well as higher technology costs. Income from operations as a percentage of direct to consumer net revenue increased primarily due to higher gross margin, partially offset by deleverage on selling, general and administrative expenses.
Other. The increase in income from operations from our other channels was primarily the result of increased gross profit of $16.4 million, driven by increased net revenue and higher gross margin. The increase in income from operations from our other channels was also due to decreased selling, general and administrative expenses driven by reduced lululemon Studio marketing expenses, partially offset by higher salaries and wages expense. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses and higher gross margin.
General Corporate Expense. The increase in general corporate expense was primarily due to increased employee costs, primarily from headcount growth and increased wage rates, as well as increased brand and community costs, technology costs, depreciation, and professional fees. The increase in general corporate expense was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $10.2 million.
Other Income (Expense), Net

	Second Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$7,362	$145	$7,217	n/a
The increase in other income, net was primarily due to an increase in interest income as a result of higher interest rates and higher cash balances.
Income Tax Expense

	Second Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$145,016	$111,832	$33,184	29.7%

Effective tax rate	29.8%	27.9%	190 basis points
The increase in the effective tax rate was primarily due to the accrual of withholding taxes on unremitted foreign earnings and an increase in non-deductible expenses in international jurisdictions. A lower tax rate on the capital gain on the sale of an administrative building reduced our effective tax rate in the second quarter of 2022 by 30 basis points.

Net Income

	Second Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$341,603	$289,521	$52,082	18.0%
The increase in net income was primarily due to an increase in gross profit of $243.0 million and an increase in other income (expense), net of $7.2 million, partially offset by an increase in selling, general and administrative expenses of $155.1 million, an increase in income tax expense of $33.2 million, and a gain on disposal of assets of $10.2 million in the prior year.
Year-to-Date Results of Operations: First Two Quarters Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Two Quarters
	2023	2022	2023	2022
	(In thousands)		(Percentages)
Net revenue	$4,209,957	$3,481,791	100.0%	100.0%
Cost of goods sold	1,760,641	1,555,922	41.8	44.7
Gross profit	2,449,316	1,925,869	58.2	55.3
Selling, general and administrative expenses	1,564,888	1,270,104	37.2	36.5
Amortization of intangible assets	3,757	4,390	0.1	0.1
Gain on disposal of assets	—	(10,180)	—	(0.3)
Income from operations	880,671	661,555	20.9	19.0
Other income (expense), net	15,387	123	0.4	—
Income before income tax expense	896,058	661,678	21.3	19.0
Income tax expense	264,050	182,159	6.3	5.2
Net income	$632,008	$479,519	15.0%	13.8%
Net Revenue
Net revenue increased $728.2 million, or 21%, to $4.2 billion for the first two quarters of 2023 from $3.5 billion for the first two quarters of 2022. On a constant dollar basis, assuming the average foreign currency exchange rates for the first two quarters of 2023 remained constant with the average foreign currency exchange rates for the first two quarters of 2022, net revenue increased $799.3 million, or 23%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores and increased comparable store sales, as well as due to increased direct to consumer net revenue. Other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 13% for the first two quarters of 2023 compared to the first two quarters of 2022. Total comparable sales increased 15% on a constant dollar basis.
Net revenue for the first two quarters of 2023 and 2022 is summarized below.

	First Two Quarters
	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentages)		(In thousands)	(Percentage)
Company-operated stores	$2,055,026	$1,634,681	48.8%	46.9%	$420,345	25.7%
Direct to consumer	1,728,615	1,496,678	41.1	43.0	231,937	15.0
Other	426,316	350,432	10.1	10.1	75,884	21.7
Net revenue	$4,209,957	$3,481,791	100.0%	100.0%	$728,166	20.9%

Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by net revenue from company-operated stores that we opened or significantly expanded since the second quarter of 2022 which contributed $278.9 million to the increase. We have opened 72 net new company-operated stores since the second quarter of 2022, including 36 stores in Asia Pacific, 30 stores in North America, and six stores in Europe. The increase in net revenue from our company-operated stores was also driven by increased comparable store sales. Comparable store sales increased 10%, or 12% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction.
Direct to Consumer. Direct to consumer net revenue increased 15%, or 17% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction.
Other. The increase in other net revenue was primarily due to increased outlet sales, license and supply arrangement revenue, and sales to wholesale accounts. The increase in net revenue was partially offset by a decrease in net revenue from our temporary locations, which had fewer locations open compared to the prior year, and a decrease in lululemon Studio net revenue.
Gross Profit

	First Two Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$2,449,316	$1,925,869	$523,447	27.2%

Gross margin	58.2%	55.3%	290 basis points
The increase in gross margin was primarily the result of:
•a net increase in product margin of 370 basis points, primarily due to lower air freight costs from rate reductions and reduced usage, modestly offset by higher inventory provisions in the current year.
The increase in product margin was partially offset by:
•an increase in costs related to our product departments and distribution centers as a percentage of net revenue of 40 basis points; and
•an unfavorable impact of foreign currency exchange rates of 40 basis points.
Selling, General and Administrative Expenses

	First Two Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,564,888	$1,270,104	$294,784	23.2%

Selling, general and administrative expenses as a percentage of net revenue	37.2%	36.5%	70 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $168.6 million, comprised of:
–an increase in employee costs of $63.2 million primarily due to increased salaries and wages expense as well as increased incentive compensation and stock-based compensation, primarily as a result of headcount growth and increased wage rates;
–an increase in brand and community costs of $36.9 million primarily due to increased marketing expenses as well as increased donations;

–an increase in depreciation of $27.2 million;
–an increase in technology costs, including cloud computing amortization, of $23.9 million;
–an increase in other head office costs of $17.4 million, including due to increased professional fees.
•an increase in costs related to our operating channels of $137.7 million, comprised of:
–an increase in employee costs of $75.5 million primarily due to increased salaries and wages expense, incentive compensation, and benefit costs in our company-operated stores channel, primarily from the growth in our business and increased wage rates;
–an increase in other operating costs of $26.6 million primarily due to increased depreciation costs, technology costs, and repairs and maintenance costs;
–an increase in variable costs of $24.4 million primarily due to increased credit card fees, packaging costs, and distribution costs, primarily as a result of increased net revenue; and
–an increase in brand and community costs of $11.2 million primarily due to increased digital marketing expenses related to our direct to consumer channel.
The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $11.5 million.
Amortization of Intangible Assets

	First Two Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$3,757	$4,390	$(633)	(14.4)%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR.
Gain on Disposal of Assets

	First Two Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gain on disposal of assets	$—	$(10,180)	$10,180	(100.0)%
During the second quarter of 2022, we completed the sale of an administrative office building, which resulted in a pre-tax gain of $10.2 million.

Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. Segmented income from operations is summarized below.

	First Two Quarters
	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$599,511	$417,513	29.2%	25.5%	$181,998	43.6%
Direct to consumer	753,323	611,530	43.6	40.9	141,793	23.2
Other	92,766	49,153	21.8	14.0	43,613	88.7
	$1,445,600	$1,078,196			$367,404	34.1%
General corporate expense	561,172	422,431			138,741	32.8
Amortization of intangible assets	3,757	4,390			(633)	(14.4)
Gain on disposal of assets	—	(10,180)			10,180	(100.0)
Income from operations	$880,671	$661,555			$219,116	33.1%
Operating margin	20.9%	19.0%			190 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $281.5 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin driven by lower air freight costs and lower markdowns, partially offset by higher inventory provisions. The increase in gross margin was also due to leverage on occupancy costs and depreciation costs, partially offset by an unfavorable impact of foreign currency exchange rates and deleverage in costs from our distribution centers and product teams. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher salaries and wages expense and higher incentive compensation as a result of the growth in our business and increased wage rates. Store operating costs increased primarily due to increases in credit card fees and packaging costs as a result of higher net revenue, as well as increased repairs and maintenance. Income from operations as a percentage of company-operated stores net revenue increased due to higher gross margin.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $205.9 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin driven by lower air freight costs, partially offset by higher markdowns and higher inventory provisions. The increase in gross margin was partially offset by an unfavorable impact of foreign currency exchange rates and deleverage in costs from our distribution centers and product teams. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher digital marketing expenses, higher variable operating costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, as well as higher depreciation costs, and higher technology costs. Income from operations as a percentage of direct to consumer net revenue increased primarily due to higher gross margin, partially offset by deleverage on selling, general and administrative expenses.
Other. The increase in income from operations from our other channels was primarily the result of increased gross profit of $36.1 million, driven by increased net revenue. The increase in income from operations from our other channels was also due to decreased selling, general and administrative expenses driven by reduced lululemon Studio marketing expenses, partially offset by higher salaries and wages expense. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses.
General Corporate Expense. The increase in general corporate expense was primarily due to increased employee costs, primarily from headcount growth and increased wage rates, as well as increased brand and community costs, depreciation, technology costs, and professional fees. The increase in general corporate expense was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $11.5 million.

Other Income (Expense), Net

	First Two Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$15,387	$123	$15,264	n/a
The increase in other income, net was primarily due to an increase in interest income as a result of higher interest rates and higher cash balances.
Income Tax Expense

	First Two Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$264,050	$182,159	$81,891	45.0%

Effective tax rate	29.5%	27.5%	200 basis points
The increase in the effective tax rate was primarily due to the accrual of withholding taxes on unremitted foreign earnings and a decrease in deductions related to stock-based compensation. This was partially offset by a reduction in non-deductible expenses in international jurisdictions. A lower tax rate on the capital gain on the sale of an administrative building reduced our effective tax rate in the first two quarters of 2022 by 20 basis points.
Net Income

	First Two Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$632,008	$479,519	$152,489	31.8%
The increase in net income was primarily due to an increase in gross profit of $523.4 million and an increase in other income (expense), net of $15.3 million, partially offset by an increase in selling, general and administrative expenses of $294.8 million, an increase in income tax expense of $81.9 million, and a gain on disposal of assets of $10.2 million in the prior year.
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
Constant Dollar Changes in Net Revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	Second Quarter 2023		First Two Quarters 2023
	Net Revenue		Net Revenue
	(In thousands)	(Percentages)	(In thousands)	(Percentages)
Change	$340,837	18%	$728,166	21%
Adjustments due to foreign currency exchange rate changes	26,479	2	71,103	2%
Change in constant dollars	$367,316	20%	$799,269	23%
Constant Dollar Changes in Total Comparable Sales, Comparable Store Sales, and Direct to Consumer Net Revenue
The below changes in total comparable sales, comparable store sales, and direct to consumer net revenue show the change compared to the corresponding period in the prior year.

	Second Quarter 2023			First Two Quarters 2023
	Total Comparable Sales(1),(2)	Comparable Store Sales(2)	Direct to Consumer Net Revenue	Total Comparable Sales(1),(2)	Comparable Store Sales(2)	Direct to Consumer Net Revenue
Change	11%	7%	15%	13%	10%	15%
Adjustments due to foreign currency exchange rate changes	2	2	2	2	2	2
Change in constant dollars	13%	9%	17%	15%	12%	17%
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
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Two Quarters
	2023	2022	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$522,213	$(145,618)	$667,831
Investing activities	(283,660)	(224,944)	(58,716)
Financing activities	(305,651)	(384,576)	78,925
Effect of foreign currency exchange rate changes on cash and cash equivalents	19,761	(5,902)	25,663
Increase (decrease) in cash and cash equivalents	$(47,337)	$(761,040)	$713,703
Operating Activities
The increase in cash provided by operating activities was primarily as a result of:
•an increase in cash flows from the changes in operating assets and liabilities of $426.1 million, primarily driven by changes in inventories and accounts payable, partially offset by changes in income taxes;
•increased net income of $152.5 million; and
•changes in adjusting items of $89.2 million, primarily driven by increased depreciation and higher cash inflows related to derivatives.
Investing Activities
The increase in cash used in investing activities was primarily due to increased capital expenditures and the settlement of net investment hedges. The increase in capital expenditures was primarily due to investment in our distribution centers as well as technology infrastructure and digital investments. Company-operated store expenditures also contributed to the increase driven by opening new stores and remodeling existing stores.
Financing Activities
The decrease in cash used in financing activities was primarily the result of a decrease in our stock repurchases. During the first two quarters of 2023, 0.8 million shares were repurchased at a total cost including commissions and excise taxes of $292.0 million. During the first two quarters of 2022, 1.1 million shares were repurchased at a total cost including commissions of $358.0 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
The following table includes certain measures of our liquidity:

July 30, 2023
(In thousands)
Cash and cash equivalents	$1,107,530
Working capital excluding cash and cash equivalents(1)	830,033
Capacity under committed revolving credit facility	393,633
_________
(1)Working capital is calculated as current assets of $3.3 billion less current liabilities of $1.4 billion.
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of July 30, 2023, letters of credit and letters of guarantee totaling $10.2 million had been issued, including $6.4 million under our committed revolving credit facility.
Our committed North America credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of July 30, 2023, aside from letters of credit of $6.4 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 4. Revolving Credit Facilities and Supply Chain Financing Program included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of July 30, 2023 was $1.7 billion, an increase of 14% from July 31, 2022.
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

Operating Locations
Our company-operated stores by country as of July 30, 2023 and January 29, 2023 are summarized in the table below.

Number of company-operated stores by country (market)	July 30, 2023	January 29, 2023
United States	358	350
People's Republic of China(1)	126	117
Canada	68	69
Australia	32	32
United Kingdom	20	20
South Korea	17	16
Germany	9	10
New Zealand	8	8
Singapore	7	8
Japan	7	7
France	5	4
Ireland	4	4
Spain	3	3
Malaysia	2	2
Sweden	2	2
Netherlands	1	1
Norway	1	1
Switzerland	1	1
Thailand	1	—
Total company-operated stores	672	655
__________
(1)PRC included 107 stores in China Mainland, nine stores in Hong Kong Special Administrative Region, eight stores in Taiwan, and two stores in Macao Special Administration Region, as of July 30, 2023. As of January 29, 2023, there were 99 stores in China Mainland, nine stores in Hong Kong Special Administrative Region, seven stores in Taiwan, and two stores in Macao Special Administration Region.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of July 30, 2023, there were 29 licensed locations, including 12 in Mexico, six in the United Arab Emirates, five in Saudi Arabia, three in Qatar, two in Kuwait, and one in Israel.
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
As of July 30, 2023, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign currency exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 7. Derivative Financial Instruments included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first two quarters of 2023, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $9.8 million reduction in accumulated other comprehensive loss within stockholders' equity. During the first two quarters of 2022, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $3.8 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the foreign currency exchange rates in effect for the first two quarters of 2023 would have resulted in lower income from operations of approximately $51.8 million. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first two quarters of 2023. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign currency exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of July 30, 2023, aside from letters of credit of $6.4 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. We do not believe these balances are subject to material interest rate risk.
Credit Risk. We have cash on deposit with what we believe are various large, reputable financial institutions and have invested in AAA-rated money market funds, which include investments in government bonds. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. We are also exposed to credit-related losses in the event of nonperformance by the financial institutions that are counterparties to our forward currency contracts.

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
Inflation
Inflationary factors such as increases in the cost of our product, as well as overhead costs and capital expenditures may adversely affect our operating results. During 2022 and the first half of 2023, our operating margin was impacted by increased wage rates. During the first half of 2022, our gross margin was impacted by higher air freight costs as a result of global supply chain disruption.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of July 30, 2023. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of July 30, 2023, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended July 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, our continued growth depends in part on our ability to expand our product categories and introduce new product lines. We may not be able to successfully manage integration of new product categories or the new product lines with our existing products. Selling new product categories and lines will require our management to test and develop different strategies in order to be successful. We may be unsuccessful in entering new product categories and developing or launching new product lines, which requires management of new suppliers, potential new customers, and new business models. Our management may not have the experience of selling in these new product categories and we may not be able to grow our business as planned. For example, in July 2020, we acquired MIRROR, an in-home fitness company with an interactive workout platform that features live and on-demand classes. If we are unable to effectively and successfully further develop these and future new product categories and lines, we may not be able to increase or maintain our sales and our operating margins may be adversely affected. This may also divert the attention of management and cause additional expenses.
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
We are increasingly dependent on technology systems and third-parties to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. The failure of our technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. In addition, we have e-commerce websites in the United States, Canada, and internationally. Our technology systems, websites, and operations of third parties on whom we rely, may encounter damage or disruption or slowdown caused by a failure to successfully upgrade systems, system failures, viruses, computer "hackers", natural disasters, or other causes. These could cause information, including data related to guest orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of products to our stores and guests or lost sales, which could reduce demand for our products and cause our sales to decline. The concentration of our primary offices, several of our distribution centers, and a number of our stores along the west coast of North America could amplify the impact of a natural disaster occurring in that area to our business, including to our technology systems. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose guests. We have limited back-up systems and redundancies, and our technology systems and websites have experienced system failures and electrical outages in the past which have disrupted our operations. Any significant disruption in our technology systems or websites could harm our reputation and credibility, and could have a material adverse effect on our business, financial condition, and results of operations.
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
Investor and political advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the environmental, social and governance ("ESG") practices of companies, including those associated with climate change and social responsibility. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet customer, investor, employee, or other stakeholder expectations or do not align with their opinions or values, our brand, reputation, employee retention, and business may be negatively impacted. Any sustainability report that we publish or other ESG disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG policies or practices, and this could reduce demand for our products. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us.
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
Repatriations from our Canadian subsidiaries are not subject to Canadian withholding taxes if such distributions are made as a return of capital. The extent to which the accumulated earnings of our Canadian subsidiaries can be repatriated as a return of capital is dependent on, among other things, the amount of paid-up-capital in our Canadian subsidiaries and transactions undertaken by our exchangeable shareholders. Generally, exchange transactions by our exchangeable shareholders result in an increase in the amount of paid-up-capital in our Canadian subsidiaries and also increase the amount which can be repatriated free of Canadian withholding taxes.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the second quarter of 2023 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1, 2023 - May 28, 2023	150,902	$374.39	150,902	$589,193,910
May 29, 2023 - July 2, 2023	188,310	361.23	188,310	521,171,561
July 3, 2023 - July 30, 2023	177,615	378.45	177,615	453,953,537
Total	516,827		516,827
__________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of 2023.
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

The following table provides information regarding our purchases of shares of our common stock during the second quarter of 2023 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1, 2023 - May 28, 2023	7,095	$357.97	7,095	4,465,012
May 29, 2023 - July 2, 2023	8,676	366.23	8,676	4,456,336
July 3, 2023 - July 30, 2023	7,313	376.43	7,313	4,449,023
Total	23,084		23,084
_________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of 2023.
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
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the second quarter of 2023, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
Departure of Director
On August 25, 2023, Glenn Murphy notified us of his resignation as a director of lululemon and from all committees of our board of directors, effective immediately. Mr. Murphy's decision to resign is not the result of any disagreement with us.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2023, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: August 31, 2023