Form 10-Q
period 2023-10-29
lululemon athletica inc.
filed 2023-12-07
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of December 1, 2023, there were 121,074,786 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of December 1, 2023, there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, as of December 1, 2023, the registrant had outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	October 29, 2023	January 29, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,091,138	$1,154,867
Accounts receivable, net	107,004	132,906
Inventories	1,663,617	1,447,367
Prepaid and receivable income taxes	300,258	185,641
Prepaid expenses and other current assets	202,882	238,672
	3,364,899	3,159,453
Property and equipment, net	1,413,918	1,269,614
Right-of-use lease assets	1,048,607	969,419
Goodwill	23,912	24,144
Intangible assets, net	—	21,961
Deferred income tax assets	5,896	6,402
Other non-current assets	165,032	156,045
	$6,022,264	$5,607,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$309,324	$172,732
Accrued liabilities and other	392,949	399,223
Accrued compensation and related expenses	250,479	248,167
Current lease liabilities	217,138	207,972
Current income taxes payable	27,231	174,221
Unredeemed gift card liability	213,256	251,478
Other current liabilities	37,737	38,405
	1,448,114	1,492,198
Non-current lease liabilities	950,954	862,362
Non-current income taxes payable	15,864	28,555
Deferred income tax liabilities	53,833	55,084
Other non-current liabilities	27,650	20,040
	2,496,415	2,458,239
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 121,122 and 122,205 issued and outstanding	606	611
Additional paid-in capital	536,390	474,645
Retained earnings	3,304,683	2,926,127
Accumulated other comprehensive loss	(315,830)	(252,584)
	3,525,849	3,148,799
	$6,022,264	$5,607,038
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net revenue	$2,204,218	$1,856,889	$6,414,175	$5,338,680
Cost of goods sold	947,554	818,037	2,708,195	2,373,959
Gross profit	1,256,664	1,038,852	3,705,980	2,964,721
Selling, general and administrative expenses	842,795	684,236	2,407,683	1,954,340
Impairment of assets and restructuring costs	74,501	—	74,501	—
Amortization of intangible assets	1,253	2,189	5,010	6,579
Gain on disposal of assets	—	—	—	(10,180)
Income from operations	338,115	352,427	1,218,786	1,013,982
Other income (expense), net	9,842	331	25,229	454
Income before income tax expense	347,957	352,758	1,244,015	1,014,436
Income tax expense	99,243	97,288	363,293	279,447
Net income	$248,714	$255,470	$880,722	$734,989

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(96,478)	$(105,016)	$(84,442)	$(122,149)
Net investment hedge gains (losses)	20,490	25,492	21,196	26,259
Other comprehensive income (loss), net of tax	$(75,988)	$(79,524)	$(63,246)	$(95,890)
Comprehensive income	$172,726	$175,946	$817,476	$639,099

Basic earnings per share	$1.97	$2.00	$6.94	$5.75
Diluted earnings per share	$1.96	$2.00	$6.92	$5.74
Basic weighted-average number of shares outstanding	126,460	127,511	126,892	127,736
Diluted weighted-average number of shares outstanding	126,770	127,820	127,218	128,089
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended October 29, 2023
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of July 30, 2023	5,116	5,116	$—	121,613	$608	$505,127	$3,267,589	$(239,842)	$3,533,482
Net income							248,714		248,714
Other comprehensive income (loss), net of tax								(75,988)	(75,988)
Stock-based compensation expense						24,573			24,573
Common stock issued upon settlement of stock-based compensation				67	2	8,834			8,836
Shares withheld related to net share settlement of stock-based compensation				(5)	—	(1,142)			(1,142)
Repurchase of common stock, including excise tax				(553)	(4)	(1,002)	(211,620)		(212,626)
Balance as of October 29, 2023	5,116	5,116	$—	121,122	$606	$536,390	$3,304,683	$(315,830)	$3,525,849

	Quarter Ended October 30, 2022
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of July 31, 2022	5,203	5,203	$—	122,334	$612	$433,092	$2,636,377	$(212,283)	$2,857,798
Net income							255,470		255,470
Other comprehensive income (loss), net of tax								(79,524)	(79,524)
Stock-based compensation expense						20,312			20,312
Common stock issued upon settlement of stock-based compensation				45	—	4,057			4,057
Shares withheld related to net share settlement of stock-based compensation				(6)	—	(1,917)			(1,917)
Repurchase of common stock				(55)	—	(100)	(16,892)		(16,992)
Balance as of October 30, 2022	5,203	5,203	$—	122,318	$612	$455,444	$2,874,955	$(291,807)	$3,039,204

	Three Quarters Ended October 29, 2023
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 29, 2023	5,116	5,116	$—	122,205	$611	$474,645	$2,926,127	$(252,584)	$3,148,799
Net income							880,722		880,722
Other comprehensive income (loss), net of tax								(63,246)	(63,246)
Stock-based compensation expense						70,157			70,157
Common stock issued upon settlement of stock-based compensation				374	2	24,935			24,937
Shares withheld related to net share settlement of stock-based compensation				(95)	—	(30,877)			(30,877)
Repurchase of common stock, including excise tax				(1,362)	(7)	(2,470)	(502,166)		(504,643)
Balance as of October 29, 2023	5,116	5,116	$—	121,122	$606	$536,390	$3,304,683	$(315,830)	$3,525,849

	Three Quarters Ended October 30, 2022
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 30, 2022	5,203	5,203	$—	123,297	$616	$422,507	$2,512,840	$(195,917)	$2,740,046
Net income							734,989		734,989
Other comprehensive income (loss), net of tax								(95,890)	(95,890)
Stock-based compensation expense						59,487			59,487
Common stock issued upon settlement of stock-based compensation				308	2	10,241			10,243
Shares withheld related to net share settlement of stock-based compensation				(104)	—	(34,695)			(34,695)
Repurchase of common stock				(1,183)	(6)	(2,096)	(372,874)		(374,976)
Balance as of October 30, 2022	5,203	5,203	$—	122,318	$612	$455,444	$2,874,955	$(291,807)	$3,039,204
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Three Quarters Ended
	October 29, 2023	October 30, 2022
Cash flows from operating activities
Net income	$880,722	$734,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	276,094	211,629
lululemon Studio obsolescence provision	23,709	—
Impairment of assets and restructuring costs	74,501	—
Gain on disposal of assets	—	(10,180)
Stock-based compensation expense	70,157	59,487
Settlement of derivatives not designated in a hedging relationship	29,499	(19,202)
Changes in operating assets and liabilities:
Inventories	(301,801)	(832,024)
Prepaid and receivable income taxes	(114,616)	(77,458)
Prepaid expenses and other current assets	41,202	(90,512)
Other non-current assets	(30,513)	(25,725)
Accounts payable	141,685	26,537
Accrued liabilities and other	(16,238)	31,767
Accrued compensation and related expenses	(1,496)	(13,694)
Current and non-current income taxes payable	(153,539)	(54,354)
Unredeemed gift card liability	(35,927)	(33,481)
Right-of-use lease assets and current and non-current lease liabilities	19,898	15,285
Other current and non-current liabilities	8,729	(2,865)
Net cash provided by (used in) operating activities	912,066	(79,801)
Cash flows from investing activities
Purchase of property and equipment	(445,353)	(431,677)
Settlement of net investment hedges	686	29,158
Other investing activities	(658)	15,657
Net cash used in investing activities	(445,325)	(386,862)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	24,937	10,243
Shares withheld related to net share settlement of stock-based compensation	(30,877)	(34,695)
Repurchase of common stock	(504,643)	(374,976)
Net cash used in financing activities	(510,583)	(399,428)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(19,887)	(41,156)
Increase (decrease) in cash and cash equivalents	(63,729)	(907,247)
Cash and cash equivalents, beginning of period	$1,154,867	$1,259,871
Cash and cash equivalents, end of period	$1,091,138	$352,624
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories, which are sold through company-operated stores, direct to consumer through e-commerce, outlets, sales to wholesale accounts, license and supply arrangements, recommerce, and sales from temporary locations. The Company operates stores in the United States, the People's Republic of China ("PRC"), Canada, Australia, the United Kingdom, South Korea, Germany, New Zealand, Singapore, Japan, France, Ireland, Spain, Malaysia, Sweden, the Netherlands, Norway, Switzerland, and Thailand. There were 686 and 655 company-operated stores as of October 29, 2023 and January 29, 2023, respectively.
Basis of presentation
The unaudited interim consolidated financial statements, including the financial position as of October 29, 2023 and the results of operations and cash flows for the periods disclosed, are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 29, 2023 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 29, 2023, which are included in Item 8 in the Company's fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 28, 2023. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2022 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2023 will end on January 28, 2024 and will be a 52-week year. Fiscal 2022 was a 52-week year and ended on January 29, 2023. Fiscal 2023 and fiscal 2022 are referred to as "2023," and "2022," respectively. The first three quarters of 2023 and 2022 ended on October 29, 2023 and October 30, 2022, respectively.
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
Note 2. Recent Accounting Pronouncements
Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted by the Company during the first three quarters of 2023 not listed below were assessed, and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.

In September 2022, the FASB issued ASC 405-50, Liabilities - Supplier Finance Programs, to require annual and interim disclosures about the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about the obligations under these programs, including the amount outstanding at the end of each reporting period and a rollforward of those obligations. The Company adopted this update during the first quarter of 2023 and the related disclosures are included in Note 5. Revolving Credit Facilities and Supply Chain Financing Program.
Recently issued accounting pronouncements
ASUs recently issued were assessed and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
Note 3. Impairment of Assets and Restructuring Costs
During the third quarter of 2023, the Company contracted with Peloton Interactive, Inc. to be the exclusive digital fitness content provider for the lululemon Studio Mirror and decided it would no longer produce its own digital fitness content. While the Company will continue to provide services and support to existing lululemon Studio subscribers, it also decided that it would cease selling the Mirror hardware and end its digital app-only subscription. The Company ceased selling the Mirror in December 2023.
During the third quarter of 2023, the Company recognized certain inventory provisions, asset impairments, and restructuring costs related to lululemon Studio. The following table summarizes the amounts recognized:

2023
(In thousands)
Costs recorded in cost of goods sold:
lululemon Studio obsolescence provision	$23,709

Costs recorded in operating expenses:
Impairment of assets:
Impairment of intangible assets	$16,951
Impairment of cloud computing arrangement implementation costs	16,074
Impairment of property and equipment	11,161
$44,186
Restructuring costs	30,315
Impairment of assets and restructuring costs	$74,501

Total pre-tax charges	$98,210

Income tax effects of charges	$(26,085)
Total after-tax charges	$72,125
lululemon Studio obsolescence provision
As a result of the decision to cease selling the lululemon Studio Mirror, the Company recognized an inventory provision of $23.7 million during the third quarter of 2023.
Impairment of assets
As a result of the Company's decisions to no longer produce digital fitness content and to cease the sale of the lululemon Studio Mirror, the Company identified an impairment trigger for the lululemon Studio asset group and conducted an impairment test as of October 29, 2023. The undiscounted cash flows of the lululemon Studio asset group were less than their carrying value, and therefore the Company calculated the fair value of the asset group, which was also less than its carrying value. As a result of the impairment test, the Company recognized asset impairments totaling $44.2 million during the third quarter of 2023. The fair value of long-lived assets was based on a discounted cash flow model, and is a Level 3 non-recurring fair value measurement. The key assumptions used to estimate the fair value were subscriber churn rates and operating costs. lululemon Studio is included within Other in the Company's segment disclosures.

Restructuring costs
The Company recorded restructuring costs of $30.3 million primarily related to contract termination costs, employee severance costs, and professional fees. The accrued costs are expected to be settled within one year.
Note 4. Gain on Disposal of Assets
During the second quarter of 2022, the Company completed the sale of an administrative office building, which resulted in a pre-tax gain of $10.2 million. The income tax effect of the gain on disposal of assets was an expense of $1.7 million.
Note 5. Revolving Credit Facilities and Supply Chain Financing Program
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
As of October 29, 2023, aside from letters of credit and guarantee of $6.6 million, the Company had no other borrowings outstanding under this credit facility.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of October 29, 2023, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan ($17.8 million) revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan ($31.4 million) during 2020. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($27.3 million) and a financial guarantee facility of up to 30.0 million Chinese Yuan ($4.1 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of October 29, 2023, the Company was in compliance with the covenants and, aside from letters of credit and guarantee of 29.9 million Chinese Yuan ($4.1 million), there were no other borrowings or guarantees outstanding under this credit facility.

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
As of October 29, 2023 and January 29, 2023, $29.0 million and $17.6 million, respectively, were outstanding under the SCF program and presented within accounts payable.
Note 6. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $69.5 million and $58.8 million for the first three quarters of 2023 and 2022, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $156.9 million as of October 29, 2023, which is expected to be recognized over a weighted-average period of 2.2 years.
A summary of the balances of the Company's stock-based compensation plans as of October 29, 2023, and changes during the first three quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of January 29, 2023	866	$230.78	166	$295.93	5	$308.66	221	$323.89
Granted	212	358.97	121	296.14	4	368.36	127	359.69
Exercised/released	166	150.49	104	201.56	5	308.66	99	291.10
Forfeited/expired	28	332.37	8	350.89	1	368.36	19	348.82
Balance as of October 29, 2023	884	$273.39	175	$349.78	3	$368.36	230	$355.73
Exercisable as of October 29, 2023	423	$203.17
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first three quarters of 2023:

First Three Quarters
2023
Expected term	3.75 years
Expected volatility	42.35%
Risk-free interest rate	3.49%
Dividend yield	—%
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the third quarter of 2023, there were 25.7 thousand shares purchased.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $14.6 million and $10.1 million in the first three quarters of 2023 and 2022, respectively.
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

Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of October 29, 2023 and January 29, 2023, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	October 29, 2023	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$316,770	$316,770	$—	$—	Cash and cash equivalents
Term deposits	47	—	47	—	Cash and cash equivalents
Forward currency contract assets	15,854	—	15,854	—	Prepaid expenses and other current assets
Forward currency contract liabilities	11,497	—	11,497	—	Other current liabilities

	January 29, 2023	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$568,000	$568,000	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	16,707	—	16,707	—	Prepaid expenses and other current assets
Forward currency contract liabilities	25,625	—	25,625	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first three quarters of 2023.
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
During the first three quarters of 2023, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of October 29, 2023, there were derivative assets of $15.9 million and derivative liabilities of $11.5 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	October 29, 2023			January 29, 2023
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$617,500	$10,961	$—	$1,070,000	$—	$17,211
Derivatives not designated in a hedging relationship:
Forward currency contracts	991,145	4,893	11,497	1,605,284	16,707	8,414
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$15,854	$11,497		$16,707	$25,625
The forward currency contracts designated as net investment hedges outstanding as of October 29, 2023 mature on different dates between November 2023 and March 2024.
The forward currency contracts not designated in a hedging relationship outstanding as of October 29, 2023 mature on different dates between November 2023 and May 2024.

The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Third Quarter		First Three Quarters
	2023	2022	2023	2022
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$27,898	$34,519	$28,859	$35,558
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Third Quarter		First Three Quarters
	2023	2022	2023	2022
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$18,154	$4,845	$(11,944)	$(11,395)
Derivatives not designated in a hedging relationship	(17,962)	(11,033)	15,060	(3,325)
Net foreign currency exchange and derivative gains (losses)	$192	$(6,188)	$3,116	$(14,720)
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
Note 9. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	Third Quarter		First Three Quarters
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Net income	$248,714	$255,470	$880,722	$734,989
Basic weighted-average number of shares outstanding	126,460	127,511	126,892	127,736
Assumed conversion of dilutive stock options and awards	310	309	326	353
Diluted weighted-average number of shares outstanding	126,770	127,820	127,218	128,089
Basic earnings per share	$1.97	$2.00	$6.94	$5.75
Diluted earnings per share	$1.96	$2.00	$6.92	$5.74
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have, in effect, the same rights and share equally in undistributed net income. For the first three quarters of 2023 and 2022, 0.1 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.

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
On March 23, 2022, the Company's board of directors approved a stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes and as of October 29, 2023, the remaining authorized value was $243.2 million.
During the first three quarters of 2023, 1.4 million shares were repurchased at a total cost including commissions and excise taxes of $504.6 million. During the first three quarters of 2022, 1.2 million shares were repurchased at a total cost including commissions of $375.0 million.
Subsequent to October 29, 2023, and up to December 1, 2023, 0.1 million shares were repurchased at a total cost including commissions and excise taxes of $20.4 million.
Note 10. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	October 29, 2023	January 29, 2023
	(In thousands)
Inventories:
Inventories, at cost	$1,852,525	$1,571,981
Provision to reduce inventories to net realizable value	(188,908)	(124,614)
	$1,663,617	$1,447,367
Prepaid expenses and other current assets:
Prepaid expenses	$136,501	$142,003
Forward currency contract assets	15,854	16,707
Other current assets	50,527	79,962
	$202,882	$238,672
Property and equipment, net:
Land	$77,173	$80,692
Buildings	28,479	28,850
Leasehold improvements	921,629	818,071
Furniture and fixtures	145,813	144,572
Computer hardware	161,029	166,768
Computer software	947,878	742,295
Equipment and vehicles	31,766	30,766
Work in progress	224,258	244,898
Property and equipment, gross	2,538,025	2,256,912
Accumulated depreciation	(1,124,107)	(987,298)
	$1,413,918	$1,269,614
Other non-current assets:
Cloud computing arrangement implementation costs	$121,276	$114,700
Security deposits	29,839	28,447
Other	13,917	12,898
	$165,032	$156,045

	October 29, 2023	January 29, 2023
	(In thousands)
Accrued liabilities and other:
Accrued operating expenses	$172,962	$169,429
Accrued freight	47,235	57,692
Sales return allowances	52,692	55,528
Forward currency contract liabilities	11,497	25,625
Accrued duty	29,177	21,046
Sales tax collected	23,349	20,183
Accrued capital expenditures	21,386	19,365
Accrued rent	13,735	12,223
Accrued inventory liabilities	6,330	4,345
Other	14,586	13,787
	$392,949	$399,223

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

	Third Quarter		First Three Quarters
	2023	2022	2023	2022
	(In thousands)
Net revenue:
Company-operated stores	$1,073,973	$903,060	$3,128,999	$2,537,741
Direct to consumer	908,127	767,351	2,636,742	2,264,029
Other	222,118	186,478	648,434	536,910
	$2,204,218	$1,856,889	$6,414,175	$5,338,680
Segmented income from operations:
Company-operated stores	$310,510	$242,733	$910,021	$660,246
Direct to consumer	384,393	321,742	1,137,716	933,272
Other	53,527	24,911	146,293	74,064
	748,430	589,386	2,194,030	1,667,582
General corporate expense	310,852	234,770	872,024	657,201
lululemon Studio obsolescence provision	23,709	—	23,709	—
Impairment of assets and restructuring costs	74,501	—	74,501	—
Amortization of intangible assets	1,253	2,189	5,010	6,579
Gain on disposal of assets	—	—	—	(10,180)
Income from operations	338,115	352,427	1,218,786	1,013,982
Other income (expense), net	9,842	331	25,229	454
Income before income tax expense	$347,957	$352,758	$1,244,015	$1,014,436

Capital expenditures:
Company-operated stores	$73,329	$96,509	$168,511	$182,360
Direct to consumer	29,295	29,933	83,674	72,024
Corporate and other	60,276	49,165	193,168	177,293
	$162,900	$175,607	$445,353	$431,677
Depreciation and amortization:
Company-operated stores	$39,283	$33,482	$113,983	$96,807
Direct to consumer	17,001	9,805	42,562	27,281
Corporate and other	41,685	35,901	119,549	87,541
	$97,969	$79,188	$276,094	$211,629

Note 12. Net Revenue by Geography and Category
In addition to the disaggregation of net revenue by reportable segment in Note 11. Segmented Information, the following table disaggregates the Company's net revenue by geographic area.

	Third Quarter		First Three Quarters
	2023	2022	2023	2022
	(In thousands)
United States	$1,423,574	$1,268,512	$4,162,891	$3,645,202
Canada	308,824	271,823	857,018	785,389
People's Republic of China	266,891	174,152	794,076	485,599
Rest of world	204,929	142,402	600,190	422,490
	$2,204,218	$1,856,889	$6,414,175	$5,338,680
The following table disaggregates the Company's net revenue by category. Other categories is primarily composed of accessories, lululemon Studio, and footwear.

	Third Quarter		First Three Quarters
	2023	2022	2023	2022
	(In thousands)
Women's product	$1,433,927	$1,204,835	$4,139,082	$3,484,395
Men's product	504,828	440,564	1,473,716	1,276,872
Other categories	265,463	211,490	801,377	577,413
	$2,204,218	$1,856,889	$6,414,175	$5,338,680
Note 13. Legal Proceedings and Other Contingencies
The Company is, from time to time, involved in routine legal matters, and audits and inspections by governmental agencies and other third parties which are incidental to the conduct of its business. This includes legal matters such as initiation and defense of proceedings to protect intellectual property rights, employment claims, product liability claims, personal injury claims, and similar matters. The Company believes the ultimate resolution of any such legal proceedings, audits, and inspections will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows. The Company has recognized immaterial provisions related to the expected outcome of legal proceedings.
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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 28, 2023. Fiscal 2023 and fiscal 2022 are referred to as "2023," and "2022," respectively. The first three quarters of 2023 and 2022 ended on October 29, 2023 and October 30, 2022, respectively. Components of management's discussion and analysis of financial condition and results of operations include:
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
Financial Highlights
The summary below compares the third quarter of 2023 to the third quarter of 2022, and provides both GAAP and non-GAAP financial measures. The adjusted financial measures for 2023 exclude $72.1 million of post-tax asset impairment and other charges recognized in relation to lululemon Studio.
•Net revenue increased 19% to $2.2 billion.
•Total comparable sales increased 13%, or 14% on a constant dollar basis.
–Comparable store sales increased 9%.
–Direct to consumer net revenue increased 18%, or 19% on a constant dollar basis.
•Gross profit increased 21% to $1.3 billion. Adjusted gross profit increased 23% to $1.3 billion.
•Gross margin increased 110 basis points to 57.0%. Adjusted gross margin increased 220 basis points to 58.1%.

•Income from operations decreased 4% to $338.1 million. Adjusted income from operations increased 24% to $436.3 million.
•Operating margin decreased 370 basis points to 15.3%. Adjusted operating margin increased 80 basis points to 19.8%.
•Income tax expense increased 2% to $99.2 million. Our effective tax rate for the third quarter of 2023 was 28.5% compared to 27.6% for the third quarter of 2022. The adjusted effective tax rate was 28.1% for the third quarter of 2023.
•We have contracted with Peloton Interactive, Inc. to be the exclusive digital fitness content provider for the lululemon Studio Mirror and will no longer produce our own digital fitness content. While we will continue to provide services and support to existing lululemon Studio subscribers, we have ceased selling the Mirror hardware. We recognized post-tax inventory provisions, asset impairments, and restructuring costs related to lululemon Studio totaling $72.1 million during the third quarter of 2023.
•Diluted earnings per share were $1.96 compared to $2.00 in the third quarter of 2022. Adjusted diluted earnings per share were $2.53 in the third quarter of 2023.
Refer to the non-GAAP reconciliation tables contained in the "Non-GAAP Financial Measures" section of this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations between the above adjusted non-GAAP financial measures and the most directly comparable measures calculated in accordance with GAAP.
Market Conditions and Trends
Macroeconomic conditions, supply chain disruption, and the COVID-19 pandemic have impacted our business and operating costs. Certain trends are expected to continue throughout 2023, with the impact varying by market.
Macroeconomic Conditions
Macroeconomic conditions, including foreign currency fluctuations, have impacted our financial results. Foreign currency fluctuations reduced the growth of our net revenue by $82.2 million when comparing the first three quarters of 2023 to the first three quarters of 2022, primarily due to the overall appreciation of the US dollar. We expect that future exchange rate volatility will impact our results. We have also experienced increased wage rates when comparing the first three quarters of 2023 to the first three quarters of 2022.
Guest traffic in our company-operated stores and online increased during the first three quarters of 2023, compared to the first three quarters of 2022. Consumer purchasing behaviors may be impacted by current economic conditions including inflation, higher interest rates, and other macroeconomic factors which may have an adverse effect on our future operating margins.
Supply chain disruption
In 2021 and 2022 we experienced supply chain disruption, including delays in inbound delivery of our products as well as in manufacturing. This supply chain disruption caused us to use higher cost modes of transport, including increasing our use of air freight. We saw an improvement in the supply chain disruption during the second half of 2022 and during the first three quarters of 2023, including reductions in freight costs and reductions in our levels of air freight usage.
During the first three quarters of 2023 compared to the first three quarters of 2022, our product margin increased by 320 basis points excluding the impact of the lululemon Studio inventory provision, primarily due to lower freight costs from rate reductions and reduced air freight usage. We expect that the reduction in freight costs for the fourth quarter of 2023 will be less significant than in the first three quarters of 2023.
COVID-19 Pandemic
Most of our retail locations were open throughout the first three quarters of 2023 and 2022, with certain locations temporarily closed due to COVID-19 resurgences during the first quarter of 2022, including certain company-operated stores and our third party distribution center in the People's Republic of China ("PRC"). Net revenue from the PRC increased 64% in the first three quarters of 2023 compared to the first three quarters of 2022, with improvements in COVID-19 trading conditions contributing to this increase.

Quarter-to-Date Results of Operations: Third Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	Third Quarter
	2023	2022	2023	2022
	(In thousands)		(Percentage of net revenue)
Net revenue	$2,204,218	$1,856,889	100.0%	100.0%
Cost of goods sold	947,554	818,037	43.0	44.1
Gross profit	1,256,664	1,038,852	57.0	55.9
Selling, general and administrative expenses	842,795	684,236	38.2	36.8
Impairment of assets and restructuring costs	74,501	—	3.4	—
Amortization of intangible assets	1,253	2,189	0.1	0.1
Income from operations	338,115	352,427	15.3	19.0
Other income (expense), net	9,842	331	0.4	—
Income before income tax expense	347,957	352,758	15.8	19.0
Income tax expense	99,243	97,288	4.5	5.2
Net income	$248,714	$255,470	11.3%	13.8%
Net Revenue
Net revenue increased $347.3 million, or 19%, to $2.2 billion for the third quarter of 2023 from $1.9 billion for the third quarter of 2022. On a constant dollar basis, assuming the average foreign currency exchange rates for the third quarter of 2023 remained constant with the average foreign currency exchange rates for the third quarter of 2022, net revenue increased $358.4 million, or 19%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores and increased comparable store sales, as well as due to increased direct to consumer net revenue. Other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 13% for the third quarter of 2023 compared to the third quarter of 2022. Total comparable sales increased 14% on a constant dollar basis.
Net revenue for the third quarter of 2023 and 2022 is summarized below.

	Third Quarter
	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)
Company-operated stores	$1,073,973	$903,060	48.7%	48.6%	$170,913	18.9%
Direct to consumer	908,127	767,351	41.2	41.3	140,776	18.3
Other	222,118	186,478	10.1	10.0	35,640	19.1
Net revenue	$2,204,218	$1,856,889	100.0%	100.0%	$347,329	18.7%
Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by net revenue from company-operated stores that we opened or significantly expanded since the third quarter of 2022 which contributed $108.2 million to the increase. We have opened 63 net new company-operated stores since the third quarter of 2022, including 32 stores in Asia Pacific, 28 stores in North America, and three stores in Europe. The increase in net revenue from our company-operated stores was also driven by increased comparable store sales. Comparable store sales increased 9%, or 9% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction.
Direct to Consumer. Direct to consumer net revenue increased 18%, or 19% on a constant dollar basis. The increase in net revenue from our direct to consumer segment was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates.

Other. The increase in other net revenue was primarily due to increased outlet sales, sales to wholesale accounts, and license and supply arrangement revenue. The increase in net revenue was partially offset by a decrease in net revenue from our temporary locations, which had fewer locations open compared to the prior year, and a decrease in lululemon Studio net revenue.
Gross Profit

	Third Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,256,664	$1,038,852	$217,812	21.0%

Gross margin	57.0%	55.9%	110 basis points
As a result of our decision to cease selling the lululemon Studio Mirror, we recognized an inventory obsolescence provision of $23.7 million during the third quarter of 2023. This reduced gross margin by 110 basis points. Please refer to Note 3. Impairment of Assets and Restructuring Costs included in Item 1 of Part I of this report.
Gross margin increased 110 basis points, or increased 220 basis points on an adjusted basis. The 220 basis point increase in adjusted gross margin was primarily the result of:
•a net increase in product margin of 250 basis points, primarily due to lower freight costs from rate reductions and reduced air freight usage as well as lower duty costs, modestly offset by higher inventory provisions, shrink, and damages in the current year.
The increase in adjusted gross margin was partially offset by an increase in occupancy costs as a percentage of net revenue of 20 basis points and an unfavorable impact of foreign currency exchange rates of 10 basis points.
Selling, General and Administrative Expenses

	Third Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$842,795	$684,236	$158,559	23.2%

Selling, general and administrative expenses as a percentage of net revenue	38.2%	36.8%	140 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $89.4 million, comprised of:
–an increase in brand and community costs of $36.3 million primarily due to increased marketing expenses;
–an increase in employee costs of $26.9 million primarily due to increased salaries and wages expense as well as increased benefits costs, stock-based compensation, and incentive compensation, primarily as a result of headcount growth and increased wage rates;
–an increase in other head office costs of $11.2 million, primarily due to increased professional fees;
–an increase in technology costs, including cloud computing amortization, of $8.2 million; and
–an increase in depreciation of $6.8 million.
•an increase in costs related to our operating channels of $75.6 million, comprised of:
–an increase in employee costs of $34.2 million primarily due to increased salaries and wages expense, benefit costs, and incentive compensation in our company-operated stores channel, primarily from the growth in our business and increased wage rates;
–an increase in other operating costs of $18.8 million primarily due to increased depreciation, repairs and maintenance costs, and technology costs;

–an increase in variable costs of $15.2 million primarily due to increased credit card fees, distribution costs, and packaging costs primarily as a result of increased net revenue; and
–an increase in brand and community costs of $7.4 million primarily due to increased digital marketing expenses related to our direct to consumer channel.
The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $6.4 million.
Impairment of Assets and Restructuring Costs

	Third Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Impairment of assets and restructuring costs	$74,501	$—	$74,501	n/a
During the third quarter of 2023, we recognized certain asset impairments and restructuring costs related to lululemon Studio. Please refer to Note 3. Impairment of Assets and Restructuring Costs included in Item 1 of Part I of this report for further information.
Amortization of Intangible Assets

	Third Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$1,253	$2,189	$(936)	(42.8)%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR, which we rebranded as lululemon Studio.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. Segmented income from operations is summarized below.

	Third Quarter
	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$310,510	$242,733	28.9%	26.9%	$67,777	27.9%
Direct to consumer	384,393	321,742	42.3	41.9	62,651	19.5
Other	53,527	24,911	24.1	13.4	28,616	114.9
	$748,430	$589,386			$159,044	27.0%
General corporate expense	310,852	234,770			76,082	32.4
lululemon Studio obsolescence provision	23,709	—			23,709	n/a
Impairment of assets and restructuring costs	74,501	—			74,501	n/a
Amortization of intangible assets	1,253	2,189			(936)	(42.8)
Income from operations	$338,115	$352,427			$(14,312)	(4.1)%
Operating margin	15.3%	19.0%			(370) basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $114.5 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin driven by lower freight costs and lower markdowns, partially offset by higher inventory provisions, shrink, and damages. The increase in gross margin was partially offset by an unfavorable impact of foreign currency exchange rates, deleverage in occupancy costs, and deleverage in costs from our product teams. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher salaries and wages expense, benefit costs, and incentive compensation as a result of the growth in our business and increased wage rates. Store operating costs increased primarily due to increases in credit card fees and packaging costs, as a result of higher net revenue, as well as increased repairs and maintenance. Income from operations as a percentage of company-operated store net revenue increased due to higher gross margin, partially offset by deleverage on selling, general and administrative expenses.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $105.5 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin driven by lower freight costs, partially offset by higher markdowns and inventory provisions. The increase in gross margin was partially offset by an unfavorable impact of foreign currency exchange rates and deleverage in costs from our product teams and distribution centers. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher digital marketing expenses, higher variable operating costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, as well as higher depreciation costs and technology costs. Income from operations as a percentage of direct to consumer net revenue increased primarily due to higher gross margin, partially offset by deleverage on selling, general and administrative expenses.
Other. The increase in income from operations from our other channels was primarily the result of increased gross profit of $21.6 million, driven by increased net revenue and higher gross margin. The increase in income from operations from our other channels was partially offset by an increase in selling, general and administrative expenses primarily due to increased salaries and wages expense and increased repairs and maintenance, partially offset by reduced lululemon Studio marketing expenses. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses and higher gross margin.
General Corporate Expense. The increase in general corporate expense was primarily due to increased brand and community costs, as well as increased employee costs, primarily from headcount growth and increased wage rates, professional fees, technology costs, and depreciation. The increase in general corporate expense was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $6.4 million.
Other Income (Expense), Net

	Third Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$9,842	$331	$9,511	n/a
The increase in other income, net was primarily due to an increase in interest income as a result of higher interest rates and higher cash balances.
Income Tax Expense

	Third Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$99,243	$97,288	$1,955	2.0%

Effective tax rate	28.5%	27.6%	90 basis points
The increase in the effective tax rate was primarily due to the accrual of withholding taxes on unremitted foreign earnings and a lower tax rate on certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio which increased the effective tax rate in the third quarter of 2023 by 40 basis points. This was partially offset by a reduction in non-deductible expenses in international jurisdictions and an increase in tax benefits related to stock-based compensation.
Excluding certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio in 2023, and their tax effects, our adjusted effective tax rate was 28.1% for the third quarter of 2023.

Net Income

	Third Quarter
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$248,714	$255,470	$(6,756)	(2.6)%
The decrease in net income was primarily due to an increase in selling, general and administrative expenses of $158.6 million, asset impairment and restructuring costs recognized in relation to lululemon Studio in the third quarter of 2023 of $74.5 million, and an increase in income tax expense of $2.0 million, partially offset by an increase in gross profit of $217.8 million and an increase in other income (expense), net of $9.5 million. Excluding certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio in 2023, and their tax effects, adjusted net income increased $65.4 million or 26%.
Year-to-Date Results of Operations: First Three Quarters Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Three Quarters
	2023	2022	2023	2022
	(In thousands)		(Percentage of net revenue)
Net revenue	$6,414,175	$5,338,680	100.0%	100.0%
Cost of goods sold	2,708,195	2,373,959	42.2	44.5
Gross profit	3,705,980	2,964,721	57.8	55.5
Selling, general and administrative expenses	2,407,683	1,954,340	37.5	36.6
Impairment of assets and restructuring costs	74,501	—	1.2	—
Amortization of intangible assets	5,010	6,579	0.1	0.1
Gain on disposal of assets	—	(10,180)	—	(0.2)
Income from operations	1,218,786	1,013,982	19.0	19.0
Other income (expense), net	25,229	454	0.4	—
Income before income tax expense	1,244,015	1,014,436	19.4	19.0
Income tax expense	363,293	279,447	5.7	5.2
Net income	$880,722	$734,989	13.7%	13.8%
Net Revenue
Net revenue increased $1.1 billion, or 20%, to $6.4 billion for the first three quarters of 2023 from $5.3 billion for the first three quarters of 2022. On a constant dollar basis, assuming the average foreign currency exchange rates for the first three quarters of 2023 remained constant with the average foreign currency exchange rates for the first three quarters of 2022, net revenue increased $1.2 billion, or 22%.
The increase in net revenue was primarily due to increased company-operated store net revenue, including from new company-operated stores and increased comparable store sales, as well as due to increased direct to consumer net revenue. Other net revenue also increased.
Total comparable sales, which includes comparable store sales and direct to consumer net revenue, increased 13% for the first three quarters of 2023 compared to the first three quarters of 2022. Total comparable sales increased 14% on a constant dollar basis.

Net revenue for the first three quarters of 2023 and 2022 is summarized below.

	First Three Quarters
	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)
Company-operated stores	$3,128,999	$2,537,741	48.8%	47.5%	$591,258	23.3%
Direct to consumer	2,636,742	2,264,029	41.1	42.4	372,713	16.5
Other	648,434	536,910	10.1	10.1	111,524	20.8
Net revenue	$6,414,175	$5,338,680	100.0%	100.0%	$1,075,495	20.1%
Company-Operated Stores. The increase in net revenue from our company-operated stores was driven by net revenue from company-operated stores that we opened or significantly expanded since the third quarter of 2022 which contributed $387.1 million to the increase. We have opened 63 net new company-operated stores since the third quarter of 2022, including 32 stores in Asia Pacific, 28 stores in North America, and three stores in Europe. The increase in net revenue from our company-operated stores was also driven by increased comparable store sales. Comparable store sales increased 10%, or 11% on a constant dollar basis. The increase in comparable store sales was primarily a result of increased store traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction.
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
Gross Profit

	First Three Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$3,705,980	$2,964,721	$741,259	25.0%

Gross margin	57.8%	55.5%	230 basis points
As a result of our decision to cease selling the lululemon Studio Mirror, we recognized an inventory obsolescence provision of $23.7 million during the third quarter of 2023. This reduced gross margin by 30 basis points. Please refer to Note 3. Impairment of Assets and Restructuring Costs included in Item 1 of Part I of this report.
Gross margin increased 230 basis points, or increased 260 basis points on an adjusted basis. The 260 basis point increase in adjusted gross margin was primarily the result of:
•a net increase in product margin of 320 basis points, primarily due to lower freight costs from rate reductions and reduced air freight usage as well as lower duty costs, modestly offset by higher inventory provisions and damages in the current year.
The increase in adjusted gross margin was partially offset by:
•an unfavorable impact of foreign currency exchange rates of 30 basis points;
•an increase in costs related to our distribution centers and product departments as a percentage of net revenue of 20 basis points; and
•an increase in occupancy costs as a percentage of net revenue of 10 basis points.

Selling, General and Administrative Expenses

	First Three Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$2,407,683	$1,954,340	$453,343	23.2%

Selling, general and administrative expenses as a percentage of net revenue	37.5%	36.6%	90 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $258.0 million, comprised of:
–an increase in employee costs of $90.1 million primarily due to increased salaries and wages expense as well as increased incentive compensation, benefit costs, and stock-based compensation; primarily as a result of headcount growth and increased wage rates;
–an increase in brand and community costs of $73.2 million primarily due to increased marketing expenses as well as increased charitable donations;
–an increase in depreciation of $34.1 million;
–an increase in technology costs, including cloud computing amortization, of $32.1 million; and
–an increase in other head office costs of $28.5 million, primarily due to increased professional fees.
•an increase in costs related to our operating channels of $213.1 million, comprised of:
–an increase in employee costs of $109.7 million primarily due to increased salaries and wages expense, incentive compensation, and benefit costs in our company-operated stores channel, primarily from the growth in our business and increased wage rates;
–an increase in other operating costs of $45.3 million primarily due to increased depreciation costs, technology costs, and repairs and maintenance costs;
–an increase in variable costs of $39.5 million primarily due to increased credit card fees, distribution costs, and packaging costs, primarily as a result of increased net revenue; and
–an increase in brand and community costs of $18.6 million primarily due to increased digital marketing expenses related to our direct to consumer channel.
The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $17.8 million.
Impairment of Assets and Restructuring Costs

	First Three Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Impairment of assets and restructuring costs	$74,501	$—	$74,501	n/a
During the third quarter of 2023, we recognized certain asset impairments and restructuring costs related to lululemon Studio. Please refer to Note 3. Impairment of Assets and Restructuring Costs included in Item 1 of Part I of this report for further information.

Amortization of Intangible Assets

	First Three Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$5,010	$6,579	$(1,569)	(23.8)%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR, which we rebranded as lululemon Studio.
Gain on Disposal of Assets

	First Three Quarters
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

	First Three Quarters
	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Company-operated stores	$910,021	$660,246	29.1%	26.0%	$249,775	37.8%
Direct to consumer	1,137,716	933,272	43.1	41.2	204,444	21.9
Other	146,293	74,064	22.6	13.8	72,229	97.5
	$2,194,030	$1,667,582			$526,448	31.6%
General corporate expense	872,024	657,201			214,823	32.7
lululemon Studio obsolescence provision	23,709	—			23,709	n/a
Impairment of assets and restructuring costs	74,501	—			74,501	n/a
Amortization of intangible assets	5,010	6,579			(1,569)	(23.8)
Gain on disposal of assets	—	(10,180)			10,180	(100.0)
Income from operations	$1,218,786	$1,013,982			$204,804	20.2%
Operating margin	19.0%	19.0%			0 basis points
Company-Operated Stores. The increase in income from operations from our company-operated stores was primarily the result of increased gross profit of $396.0 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin driven by lower freight costs and lower markdowns, partially offset by higher inventory provisions, shrink, and damages. The increase in gross margin was also due to leverage on depreciation costs, partially offset by an unfavorable impact of foreign currency exchange rates and deleverage in costs from our product teams. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee and operating costs. Employee costs increased primarily due to higher salaries and wages expense, incentive compensation, and benefit costs as a result of the growth in our business and increased wage rates. Store operating costs increased primarily due to increases in credit card fees and packaging costs as a result of higher net revenue, as well as increased repairs and maintenance. Income from operations as a percentage of company-operated store net revenue increased due to higher gross margin, partially offset by deleverage on selling, general and administrative expenses.
Direct to Consumer. The increase in income from operations from our direct to consumer segment was primarily the result of increased gross profit of $311.3 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin driven by lower freight costs, partially offset by higher markdowns and higher inventory provisions and damages. The increase in gross margin was partially offset by an unfavorable impact of foreign currency exchange rates and deleverage in costs from our product teams and distribution centers. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher digital marketing expenses, higher variable operating costs including distribution costs, credit card fees, and packaging costs as a result of higher net revenue, as well as higher depreciation costs and higher technology costs. Income from operations as a percentage of direct to consumer net revenue increased primarily due to higher gross margin, partially offset by deleverage on selling, general and administrative expenses.
Other. The increase in income from operations from our other channels was primarily the result of increased gross profit of $57.7 million, driven by increased net revenue and higher gross margin. The increase in income from operations from our other channels was partially offset by an increase in selling, general and administrative expenses driven by higher salaries and wages expense, higher repairs and maintenance, and professional fees, partially offset by reduced lululemon Studio marketing expenses. Income from operations as a percentage of other net revenue increased primarily due to leverage on selling, general and administrative expenses and higher gross margin.
General Corporate Expense. The increase in general corporate expense was primarily due to increased employee costs, primarily from headcount growth and increased wage rates, as well as increased brand and community costs, depreciation, technology costs, and professional fees. The increase in general corporate expense was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $17.8 million.
Other Income (Expense), Net

	First Three Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$25,229	$454	$24,775	n/a
The increase in other income, net was primarily due to an increase in interest income as a result of higher interest rates and higher cash balances.
Income Tax Expense

	First Three Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$363,293	$279,447	$83,846	30.0%

Effective tax rate	29.2%	27.5%	170 basis points
The increase in the effective tax rate was primarily due to the accrual of withholding taxes on unremitted foreign earnings, adjustments upon the filing of income tax returns, and a lower tax rate on certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio which increased the effective tax rate in the first three quarters of 2023 by 20 basis points. A lower tax rate on the capital gain on the sale of an administrative building reduced our effective tax rate in the first three quarters of 2022 by 20 basis points. The increase in the effective tax rate was partially offset by a reduction in non-deductible expenses in international jurisdictions.
Excluding certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio in 2023, and the gain on sale of an administrative building in 2022, and their tax effects, our adjusted effective tax rates were 29.0% and 27.7% for the first three quarters of 2023 and 2022, respectively.

Net Income

	First Three Quarters
	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$880,722	$734,989	$145,733	19.8%
The increase in net income was primarily due to an increase in gross profit of $741.3 million and an increase in other income (expense), net of $24.8 million, partially offset by an increase in selling, general and administrative expenses of $453.3 million, an increase in income tax expense of $83.8 million, asset impairment and restructuring costs recognized in relation to lululemon Studio in 2023 of $74.5 million, and a gain on disposal of assets of $10.2 million in the prior year. Excluding certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio in 2023, and the gain on sale of an administrative building in 2022, and their tax effects, adjusted net income increased $226.4 million or 31%.
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
Adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, net income, and diluted earnings per share exclude certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio, the gain on disposal of assets for the sale of an administrative office building, and the related income tax effects of these items. We believe these adjusted financial measures are useful to investors as they provide supplemental information that enable evaluation of the underlying trend in our operating performance, and enable a comparison to our historical financial information. Further, due to the finite and discrete nature of these items, we do not consider them to be normal operating expenses that are necessary to run our business, or impairments or disposal gains that are expected to arise in the normal course of our operations.
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
Constant Dollar Changes in Net Revenue
The below changes in net revenue show the change compared to the corresponding period in the prior year.

	Third Quarter 2023		First Three Quarters 2023
	Net Revenue		Net Revenue
	(In thousands)	(Percentage)	(In thousands)	(Percentage)
Change	$347,329	19%	$1,075,495	20%
Adjustments due to foreign currency exchange rate changes	11,098	—	82,201	2%
Change in constant dollars	$358,427	19%	$1,157,696	22%
Constant Dollar Changes in Total Comparable Sales, Comparable Store Sales, and Direct to Consumer Net Revenue
The below changes in total comparable sales, comparable store sales, and direct to consumer net revenue show the change compared to the corresponding period in the prior year.

	Third Quarter 2023			First Three Quarters 2023
	Total Comparable Sales(1),(2)	Comparable Store Sales(2)	Direct to Consumer Net Revenue	Total Comparable Sales(1),(2)	Comparable Store Sales(2)	Direct to Consumer Net Revenue
Change	13%	9%	18%	13%	10%	16%
Adjustments due to foreign currency exchange rate changes	1	—	1	1	1	2
Change in constant dollars	14%	9%	19%	14%	11%	18%
__________
(1)Total comparable sales includes comparable store sales and direct to consumer net revenue.
(2)Comparable store sales reflects net revenue from company-operated stores that have been open for at least 12 full fiscal months, or open for at least 12 full fiscal months after being significantly expanded.

Adjusted financial measures
The following tables reconcile adjusted financial measures with the most directly comparable measures calculated in accordance with GAAP. The 2023 adjustments relate to certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio and their related tax effects. The 2022 adjustments relate to the gain on sale of an administrative office building and its related tax effects. Please refer to Note 3. Impairment of Assets and Restructuring Costs and Note 4. Gain on Disposal of Assets included in Item 1 of Part I of this report for further information on the nature of these amounts.

	Third Quarter 2023
	Gross Profit	Gross Margin	Income from Operations	Operating Margin	Income Tax Expense	Effective Tax Rate	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
GAAP results	$1,256,664	57.0%	$338,115	15.3%	$99,243	28.5%	$248,714	$1.96
lululemon Studio charges:
lululemon Studio obsolescence provision	23,709	1.1	23,709	1.1			23,709	0.19
Impairment of assets			44,186	2.0			44,186	0.35
Restructuring costs			30,315	1.4			30,315	0.24
Tax effect of the above					26,085	(0.4)	(26,085)	(0.21)
	23,709	1.1	98,210	4.5	26,085	(0.4)	72,125	0.57
Adjusted results (non-GAAP)	$1,280,373	58.1%	$436,325	19.8%	$125,328	28.1%	$320,839	$2.53

	First Three Quarters 2023
	Gross Profit	Gross Margin	Income from Operations	Operating Margin	Income Tax Expense	Effective Tax Rate	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
GAAP results	$3,705,980	57.8%	$1,218,786	19.0%	$363,293	29.2%	$880,722	$6.92
lululemon Studio charges:
lululemon Studio obsolescence provision	23,709	0.3	23,709	0.3			23,709	0.19
Impairment of assets			44,186	0.7			44,186	0.35
Restructuring costs			30,315	0.5			30,315	0.24
Tax effect of the above					26,085	(0.2)	(26,085)	(0.21)
	23,709	0.3	98,210	1.5	26,085	(0.2)	72,125	0.57
Adjusted results (non-GAAP)	$3,729,689	58.1%	$1,316,996	20.5%	$389,378	29.0%	$952,847	$7.49

	First Three Quarters 2022
	Income from Operations	Operating Margin	Income Tax Expense	Effective Tax Rate	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
GAAP results	$1,013,982	19.0%	$279,447	27.5%	$734,989	$5.74
Gain on disposal of assets	(10,180)	(0.2)			(10,180)	(0.08)
Tax effect of the above			(1,661)	0.2	1,661	0.01
Adjusted results (non-GAAP)	$1,003,802	18.8%	$277,786	27.7%	$726,470	$5.67
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season, while our operating expenses are more equally distributed throughout the year. As a result, a substantial portion of our operating profits are typically generated in the fourth quarter of our fiscal year. For example, we generated approximately 44% of our full year operating profit during the fourth quarter of 2021. Our operating profits in 2022 were not weighted towards our fourth quarter primarily due to the impairment of goodwill and other assets recognized in relation to lululemon Studio during that quarter.
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
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Three Quarters
	2023	2022	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$912,066	$(79,801)	$991,867
Investing activities	(445,325)	(386,862)	(58,463)
Financing activities	(510,583)	(399,428)	(111,155)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(19,887)	(41,156)	21,269
Increase (decrease) in cash and cash equivalents	$(63,729)	$(907,247)	$843,518
Operating Activities
The increase in cash provided by operating activities was primarily as a result of:
•an increase in cash flows from the changes in operating assets and liabilities of $613.9 million, primarily driven by changes in inventories, prepaid expenses and other current assets, and accounts payable, partially offset by changes in income taxes;
•changes in adjusting items of $232.2 million, primarily driven by certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio, as well as increased depreciation and higher cash inflows related to derivatives; and
•increased net income of $145.7 million.

Investing Activities
The increase in cash used in investing activities was primarily due to increased capital expenditures and the settlement of net investment hedges. The increase in capital expenditures was primarily due to investment in our distribution centers as well as technology infrastructure and digital investments, partially offset by a slight decrease in company-operated store expenditures.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in our stock repurchases. During the first three quarters of 2023, 1.4 million shares were repurchased at a total cost including commissions and excise taxes of $504.6 million. During the first three quarters of 2022, 1.2 million shares were repurchased at a total cost including commissions of $375.0 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
The following table includes certain measures of our liquidity:

October 29, 2023
(In thousands)
Cash and cash equivalents	$1,091,138
Working capital excluding cash and cash equivalents(1)	825,647
Capacity under committed revolving credit facility	393,361
_________
(1)Working capital is calculated as current assets of $3.4 billion less current liabilities of $1.4 billion.
We enter into standby letters of credit and guarantee to secure certain of our obligations, including leases, taxes, and duties. As of October 29, 2023, letters of credit and guarantee totaling $10.0 million had been issued, including $6.6 million under our committed revolving credit facility.
Our committed North America credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of October 29, 2023, aside from letters of credit and guarantee of $6.6 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 5. Revolving Credit Facilities and Supply Chain Financing Program included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of October 29, 2023 was $1.7 billion, a decrease of 4% from October 30, 2022.
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
Operating Locations
Our company-operated stores by country as of October 29, 2023 and January 29, 2023 are summarized in the table below.

Number of company-operated stores by country (market)	October 29, 2023	January 29, 2023
United States	361	350
People's Republic of China(1)	133	117
Canada	70	69
Australia	32	32
United Kingdom	20	20
South Korea	18	16
Germany	9	10
New Zealand	8	8
Singapore	7	8
Japan	7	7
France	5	4
Ireland	4	4
Spain	3	3
Malaysia	2	2
Sweden	2	2
Netherlands	2	1
Norway	1	1
Switzerland	1	1
Thailand	1	—
Total company-operated stores	686	655
__________
(1)PRC included 114 stores in China Mainland, nine stores in Hong Kong Special Administrative Region, eight stores in Taiwan, and two stores in Macao Special Administration Region, as of October 29, 2023. As of January 29, 2023, there were 99 stores in China Mainland, nine stores in Hong Kong Special Administrative Region, seven stores in Taiwan, and two stores in Macao Special Administration Region.
Retail locations operated by third parties under license and supply arrangements are not included in the above table. As of October 29, 2023, there were 38 licensed locations, including 18 in Mexico, six in the United Arab Emirates, six in Saudi Arabia, three in Qatar, three in Kuwait, and two in Israel.
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
As of October 29, 2023, we had certain forward currency contracts outstanding in order to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. We also had certain forward currency contracts outstanding in an effort to reduce our exposure to the foreign currency exchange revaluation gains and losses that are recognized by our Canadian and Chinese subsidiaries on U.S. dollar denominated monetary assets and liabilities. Please refer to Note 8. Derivative Financial Instruments included in Item 1 of Part I of this report for further information, including details of the notional amounts outstanding.
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
During the first three quarters of 2023, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $54.5 million increase in accumulated other comprehensive loss within stockholders' equity. During the first three quarters of 2022, the change in the relative value of the U.S. dollar against the Canadian dollar resulted in a $83.0 million increase in accumulated other comprehensive loss within stockholders' equity.
A 10% appreciation in the relative value of the U.S. dollar against the Canadian dollar compared to the foreign currency exchange rates in effect for the first three quarters of 2023 would have resulted in lower income from operations of approximately $46.0 million. This assumes a consistent 10% appreciation in the U.S. dollar against the Canadian dollar over the first three quarters of 2023. The timing of changes in the relative value of the U.S. dollar combined with the seasonal nature of our business, can affect the magnitude of the impact that fluctuations in foreign currency exchange rates have on our income from operations.
Interest Rate Risk. Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of October 29, 2023, aside from letters of credit and guarantee of $6.6 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. We do not believe interest rate risk currently poses a material exposure to our business and results of operations.
Credit Risk. We have cash on deposit with what we believe are various large, reputable financial institutions and have invested in AAA-rated money market funds, which include investments in government bonds. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. We are also exposed to credit-related losses in the event of nonperformance by the financial institutions that are counterparties to our forward currency contracts. The credit risk amount is our unrealized gains on our derivative instruments, based on foreign currency rates at the time of nonperformance. We have not experienced any losses related to these items, and we do not believe credit risk currently poses a material exposure to our business or results of operations. We seek to minimize our credit risk by entering into transactions with investment grade credit worthy and reputable financial institutions and by monitoring the credit standing of the financial institutions with whom we transact. We seek to limit the amount of exposure with any one counterparty.
Inflation
Inflationary factors such as increases in the cost of our product, as well as overhead costs and capital expenditures may adversely affect our operating results. During 2022 and the first three quarters of 2023, our operating margin was impacted by increased wage rates. During the three quarters of 2022, our gross margin was impacted by higher air freight costs as a result of global supply chain disruption.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of October 29, 2023. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of October 29, 2023, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended October 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 13. Legal Proceedings and Other Contingencies included in Item 1 of Part I of this report and in our 2022 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, employment claims, product liability claims, personal injury claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our financial position, results of operations or cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the third quarter of 2023 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 31, 2023 - August 27, 2023	187,708	$380.24	187,708	$382,579,838
August 28, 2023 - October 1, 2023	203,197	383.50	203,197	304,653,432
October 2, 2023 - October 29, 2023	162,446	378.34	162,446	243,193,954
Total	553,351		553,351
__________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of 2023.
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

The following table provides information regarding our purchases of shares of our common stock during the third quarter of 2023 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 31, 2023 - August 27, 2023	6,943	$377.42	6,943	4,442,080
August 28, 2023 - October 1, 2023	11,648	392.20	11,648	4,430,432
October 2, 2023 - October 29, 2023	7,082	382.56	7,082	4,423,350
Total	25,673		25,673
_________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of 2023.
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
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the third quarter of 2023, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2023, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: December 7, 2023