Form 10-K
period 2024-01-28
lululemon athletica inc.
filed 2024-03-21
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________

 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2024
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
 _______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 28, 2023 was approximately $40,905,000,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 28, 2023. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors, and owners of 10% or more of the outstanding voting stock of the registrant on July 28, 2023.
Common Stock: At March 15, 2024 there were 120,892,132 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares: At March 15, 2024, there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 15, 2024, the registrant had outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
This annual report includes website addresses and references to additional materials found on those websites. These websites and information contained on or accessible through these websites are not incorporated by reference into, and do not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to any websites are intended to be inactive textual references only.
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
In this Annual Report on Form 10-K for the fiscal year ended January 28, 2024, lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon," "the Company," "we," "us," or "our." We refer to the fiscal year ended January 28, 2024 as "2023," the fiscal year ended January 29, 2023 as "2022," and the fiscal year ended January 30, 2022 as "2021." Our next fiscal year ends on February 2, 2025 and is referred to as "2024."
Components of this discussion of our business include:
•Our Products
•Our Markets and Segments
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
Our design and development team continues to source technically advanced fabrics, with new feel and fit, and craft innovative functional features for our products. Through our vertical retail strategy and direct connection with our customers, whom we refer to as guests, we are able to collect feedback and incorporate unique performance and fashion needs into our design process. In this way, we believe we are better positioned to address the needs of our guests, helping us advance our product lines and differentiate us from our competitors.
During 2023, our women's range represented 64% of net revenue and our men's range represented 23% of net revenue. Our comprehensive men's line is a key pillar of our strategic growth plans. We believe net revenue from our men's range is growing as more guests discover the technical rigor and premium quality of our men's products, and are attracted by our distinctive brand.
We continue to innovate and introduce new products for our guests. This includes introducing new product categories and expanding our accessories assortment. We believe this is another way in which we can attract new guests and enable them to experience our products. Net revenue from our other product categories represented 13% of net revenue in 2023.
Our Markets and Segments
We operate in over 25 countries around the world and organize our operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA").
We report three segments, Americas, China Mainland, and Rest of World, which is comprised of the APAC and EMEA regions on a combined basis.
During the fourth quarter of 2023, we revised the financial information which our Chief Executive Officer, who is our chief operating decision maker ("CODM"), uses to evaluate performance and allocate resources. This resulted in a change in our identified operating segments. As we have further executed on our omni-channel retail strategy, and continued to expand our operations in international markets, our performance reviews and resource allocation decisions have evolved to be made on a regional market basis. Our segment results have been recast to reflect our regional market-based structure. Historically, our segments were based on selling channel. We continue to monitor our revenue performance by our selling channels which are further described below.
We operate an omni-channel retail model and aim to efficiently and effectively serve our guests in the ways most convenient to them. We continue to evolve and integrate our digital and physical channels in order to enrich our interactions with our guests, and to provide a seamless omni-channel experience. We have invested in technologies which enable our omni-channel retailing model. Our capabilities differ by market and include:
•Buy online pick-up in store - guests can purchase our products via our website or digital app and then collect that product from a retail location;
•Back-back room - our store educators can access inventory located at our other locations and have product shipped directly to a guest's address or a store;

•Ship from store – we are able to fulfill e-commerce orders by accessing inventory at both our distribution centers and at our retail locations, expanding the pool of accessible inventory;
•Returns processing – e-commerce guests are able to return products either online or in-store; and
•One inventory pool – we are able to view and allocate the product held at our distribution centers to either our physical retail locations, or make it available to fulfill online demand.
We operate a combination of physical retail locations and e-commerce services via our websites, other region-specific websites, digital marketplaces, and mobile apps. Our physical retail locations remain a key part of our growth strategy and we view them as a valuable tool in helping us build our brand and product line as well as enabling our omni-channel capabilities. We plan to continue to expand square footage and open new company-operated stores to support our growth objectives.
Americas
We have operated in the Americas for over 25 years. We opened our first ever store in Vancouver, Canada in 1998. In 2023, the net revenue we generated in the Americas represented 79% of our total net revenue.

	2023	2022	2021
	(In thousands)
Net revenue	$7,631,647	$6,817,454	$5,299,906

Net revenue growth	11.9%	28.6%	40.3%
Our operations in the Americas are core to our business and we aim to continue to grow our net revenue in this market through ongoing product innovation and by building brand awareness. We also plan to continue to invest in our omni-channel capabilities, to open new retail locations, and to relocate, optimize, and renovate our existing locations as needed.
We generate net revenue in the Americas through our lululemon branded retail locations which include different sizes of company-operated stores, outlets, pop-ups, other temporary locations, and stores operated by a third-party under a supply and license agreement in Mexico. We also serve our guests via our e-commerce website www.lululemon.com, our mobile app, our “Like New” re-commerce program, and through certain wholesale arrangements including certain yoga and fitness studios, university campus retailers, and other select partners.
China Mainland
We opened our first store in China Mainland in fiscal 2014. In 2023, the net revenue we generated in China Mainland represented 10% of our total net revenue.

	2023	2022	2021
	(In thousands)
Net revenue	$963,760	$576,503	$434,261

Net revenue growth	67.2%	32.8%	80.3%
We have experienced significant net revenue growth in China Mainland and believe that as we continue to expand our operations and build our brand awareness, net revenue will continue to increase in this market. We believe China Mainland net revenue growth will drive an increase in our overall international net revenue. We plan to continue to invest in China Mainland and expect that the majority of our company-operated store openings in 2024 will be in this market.
We operate lululemon branded retail locations in China Mainland in a variety of different formats including different sizes of company-operated stores, outlets, pop-ups, and other temporary locations. We also serve our guests via our WeChat store and on third party marketplaces such as T-Mall and JD.com.

Rest of World
In 2023, the net revenue we generated in APAC and EMEA represented 11% of our total net revenue.

	2023	2022	2021
	(In thousands)
Net revenue	$1,023,871	$716,561	$522,450

Net revenue growth	42.9%	37.2%	36.3%
We have experienced significant net revenue growth in APAC and EMEA and intend to continue to invest in these markets to build brand awareness. Where we identify growth opportunities, we plan to open new retail locations, including in new markets across the EMEA and APAC regions.
We operate lululemon branded retail locations in these markets in a variety of different formats including different sizes of company-operated stores, outlets, pop-ups, and stores operated by third-parties under supply and license agreements in the Middle East and Israel. We also serve our guests via our country specific websites, our mobile app, and through third party regional marketplaces, such as Zalando, Lazada, and SSG.
Our Selling Channels
We conduct our business through a number of different channels in each market:
Company-operated stores: In addition to serving as a venue to sell our products, our stores give us a direct connection to our guests, which we view as a valuable tool in helping us build our brand and product lines as well as enabling our omni-channel capabilities. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls. Our sales per square foot was $1,609, $1,580, and $1,443 for 2023, 2022, and 2021 respectively.

Number of company-operated stores by market	January 28, 2024	January 29, 2023
United States	367	350
Canada	71	69
Americas	438	419

China Mainland	127	99

Australia	33	32
South Korea	19	16
Hong Kong SAR	9	9
Japan	8	7
New Zealand	8	8
Taiwan	8	7
Singapore	7	8
Malaysia	3	2
Macau SAR	2	2
Thailand	1	—
APAC	98	91

Number of company-operated stores by market	January 28, 2024	January 29, 2023
United Kingdom	20	20
Germany	9	10
France	6	4
Ireland	4	4
Spain	3	3
Netherlands	2	1
Sweden	2	2
Norway	1	1
Switzerland	1	1
EMEA	48	46

Total company-operated stores	711	655
E-commerce: We believe e-commerce is convenient for our guests and also allows us to reach and serve guests in markets beyond where our physical retail locations are based. We believe this channel is effective in building brand awareness, especially in new markets. We serve our guests via our e-commerce websites, other country and region-specific websites, digital marketplaces, and mobile apps. E-commerce net revenue includes our buy online pick-up in store, back-back room, and ship from store omni-channel retailing capabilities.
Other channels: We also use certain other distribution channels, generally with the goal of building brand awareness and providing broader access to our products. These other channels include:
•Temporary locations - Our seasonal stores and pop-ups are typically opened for a short period of time enabling us to serve guests during peak shopping periods in markets where we do not ordinarily have a physical location, or to expand access in markets where we see high demand at our existing locations.
•Wholesale - We sell to partners that offer convenient access for both core and new guests, including yoga and fitness studios, university campus retailers, and other select partners.
•Outlets - We utilize outlets to sell slower moving inventory and inventory from prior seasons at discounted prices. As of January 28, 2024, we operated 47 outlets, the majority of which were in the Americas.
•Like New - Our re-commerce program allows guests to exchange their gently used lululemon products for merchandise credit. Those products are then verified and quality checked before being resold online at likenew.lululemon.com. We believe this program is a step towards a circular eco-system and helps reduce our environmental footprint.
•License and supply arrangements - We enter into license and supply arrangements when we believe it will be to our advantage to partner with third parties with significant experience and proven success in certain target markets. Under these arrangements we have granted certain third parties the right to operate lululemon branded retail locations and to sell lululemon products on websites in specific countries.

Number of retail locations operated by third parties by market	January 28, 2024	January 29, 2023
Mexico	15	12
United Arab Emirates	8	7
Saudi Arabia	6	3
Israel	3	—
Kuwait	3	1
Qatar	3	3
Bahrain	1	—
Total locations operated by third parties under license and supply arrangements	39	26

Integrated Marketing
We believe that our brand awareness is relatively low, especially outside of the Americas, and also with our male guests. This represents an opportunity for us and we have a multi-faceted strategy to build brand awareness, affinity, and guest loyalty. This strategy is designed to leverage owned and paid channels, our ambassador network, brand partners, events, and content – to drive awareness, consideration, engagement, conversion, and ultimately loyalty and engagement at the global, regional, and local levels.
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
We work with a group of approximately 49 vendors that manufacture our products, five of which produced 55% of our products in 2023, with the largest manufacturer producing 17%. During 2023, 42% of our products were manufactured in Vietnam, 16% in Cambodia, 11% in Sri Lanka, 10% in Indonesia, and 8% in Bangladesh, and the remainder in other regions.
We work with a group of approximately 67 suppliers to provide the fabrics for our products. In 2023, 52% of our fabrics were produced by our top five fabric suppliers, with the largest manufacturer producing 19%. During 2023, 40% of our fabrics originated from Taiwan, 26% from China Mainland, and 12% from Sri Lanka, and the remainder from other regions.
We also source other raw materials which are used in our products, including items such as content labels, elastics, buttons, clasps, and drawcords from suppliers located predominantly in APAC and China Mainland.
We have developed long-standing relationships with a number of our vendors and take care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term contracts with the majority of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, and production. We require that all of our suppliers and manufacturers adhere to our Vendor Code of Ethics regarding social and environmental sustainability practices. Our product quality and sustainability teams closely assess and monitor each supplier's compliance with applicable laws and our Vendor Code of Ethics, including by partnering with leading inspection and verification firms.
Distribution Facilities
We operate and distribute finished products from our distribution facilities in the United States, Canada, and Australia. We own our distribution center in Groveport, Ohio, and lease our other distribution facilities. We also utilize third-party logistics providers in a number of countries in which we operate to warehouse and distribute finished products from their warehouse locations. We regularly evaluate our distribution infrastructure and consolidate or expand our distribution capacity as we believe appropriate for our operations and to meet anticipated needs.
Competition
Competition in the athletic apparel industry is based principally on brand image and recognition as well as product quality, innovation, style, distribution, and price. We believe we successfully compete on the basis of our premium brand image and our technical product innovation. We also believe our ability to introduce new product innovations, combine function and fashion, and connect through in-store, online, and community experiences sets us apart from our competition. In addition, we believe our vertical retail distribution strategy and community-based marketing differentiates us further, allowing us to more effectively control our brand image and connect with our guests.
The market for athletic apparel is highly competitive. It includes increasing competition from established companies that are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with wholesalers and direct sellers of athletic apparel and footwear, such as Nike, Inc., adidas AG, PUMA, Under Armour, Inc., and Columbia Sportswear Company. We also compete with retailers who have expanded to include women's athletic apparel including The Gap, Inc. (including the Athleta brand), Victoria's Secret with its sport and lounge offering, and Urban Outfitters, Inc.
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is typically weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season in the Americas, while our operating expenses are generally more equally distributed throughout the year. As a result, a substantial portion of our operating profits are typically generated in the fourth quarter of our fiscal year. For example, we generated approximately 43% of our full year operating profit during the fourth quarter of 2023.
Human Capital
Our Impact Agenda sets out our social and environmental goals and strategy across three pillars - Be Human, Be Well, and Be Planet. Details can be found in our Impact Report on our website (https://corporate.lululemon.com/our-impact).
Included within our Impact Agenda is a goal to invest a total of $75.0 million to advance equity in well-being by the end of 2025. As of January 28, 2024, we have invested a total of $44.8 million(1) towards this goal.
The Be Human pillar of our Impact Agenda sets out our focus areas with respect to human capital, including:
•Inclusion, Diversity, Equity, and Action (“IDEA”);
•Employee empowerment; and
•Fair labor practices and the well-being of the people who make our products.
Inclusion, Diversity, Equity and Action
We believe IDEA is fundamental for shaping and building our company, industry, and communities, and for creating a shared sense of respect and belonging. By continuously striving to be an inclusive, diverse, and equitable organization, we aim to reflect a variety of perspectives and meet the needs of the global communities we serve. We are proud that as of January 28, 2024, approximately 50% of our board of directors, 70% of our senior executive leadership team, and 50% of our vice presidents and above are women, while approximately 75% of our overall workforce are women.(2)
(1) We have contributed $44.8 million to lululemon's Centre for Social Impact, $32.4 million of which has been contributed directly to social impact organizations. The remaining $12.4 million primarily consists of contributions toward a donor-advised fund for future grant making.
(2) While we track male and female genders, we acknowledge this is not fully encompassing of all gender identities.

We use an annual voluntary global survey to help us understand the demographics of our employee base and provide us with access to tangible metrics to help us understand our employees’ sense of inclusion and belonging.(3) In 2023, the participation rate was approximately 85%. Our overall goal is to reflect the racial diversity(4) of the communities we serve and in which we operate.

Director and Assistant Store Manager and Above Racial Diversity
35%
30%
25%
20%
15%
10%
5%
—%
23%
27%
27%
2021
2022
2023

Store Employee Racial Diversity
45%
40%
35%
30%
25%
20%
15%
10%
5%
—%
37%
40%
41%
2021
2022
2023

We seek to maintain 100% gender pay equity within our entire global employee population, meaning equal pay for equal work across genders, by geography. We have achieved full pay equity, including gender and race, in the United States, which is the only country where we currently collect individually attributable race data.
We offer all employees IDEA education, training, and guided conversations on a variety of topics, including anti-racism, anti-discrimination, and inclusive leadership behaviors. We have established People Networks, which are employee resource groups for employees who have marginalized and historically underrepresented identities. We see significant engagement in IDEA education and training across our global employee base. We aim to foster a culture of inclusion by making IDEA part of our everyday conversation, and frequently review our policies, programs, and practices to identify ways to be more inclusive and equitable.
Employee Empowerment
We believe our people are key to the success of our business. As of January 28, 2024 we employed approximately 38,000 people worldwide. We strive to foster a distinctive culture rooted in our core values that attracts and retains passionate and motivated employees who are driven to achieve personal and professional goals. We believe our people succeed because we create an environment that fosters growth and is diverse and equitable.
(3) The voluntary demographic survey results presented above relate to all of our employees in the Americas, Europe, Australia, and New Zealand.
(4) "Racial diversity" is used to measure the non-white population.

We assess our performance and identify opportunities for improvement through an annual employee engagement survey. In 2023, the participation rate was approximately 85% and our employee engagement score exceeded the retail industry average.(5) Our engagement score suggests our people are proud to work for lululemon, they are motivated to contribute to work that aligns with their purpose, and they recommend lululemon as a great place to work.
We understand that health and wealth programs need to offer choice at all stages of life. Our current offerings support our goal of becoming the number one place where people come to develop and grow as inclusive leaders, and we regularly use feedback to inform opportunities to support this goal. These offerings include, among other things:
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
Fair Labor Practices and the Well-Being of the People who Make our Products
We work with suppliers who we believe share our values and collaborate with us to uphold robust standards, address systemic challenges, and support the well-being of people who make our products. Our Responsible Supply Chain program is built on three pillars:
•Monitoring - Assessing and improving working conditions in factories.
•Integration - Integrating responsible purchasing practices across enterprise strategies, processes, and tools.
•Collaboration - Working with multi-stakeholder organizations, industry, suppliers, and brands to support systemic change and impact.
Our Vendor Code of Ethics outlines our commitment to respect human and labor rights, and promote safe and fair working conditions for people in our supply chain. The code, which is based on international standards, sets the minimum standards for our supplier partners and is a component of our supplier and manufacturer agreements. Our finished goods and fabric suppliers are assessed against the Vendor Code of Ethics prior to forming a business relationship, and regularly thereafter; we work with factories that can uphold our strict requirements.
Our Foreign Migrant Worker Standard sets out our minimum requirements for what we believe are the appropriate and ethical recruitment, employment, and repatriation of foreign migrant workers.
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

Securities and Exchange Commission Filings
Our website address is www.lululemon.com. We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. Also available on our website are printable versions of our Global Code of Business Conduct and Ethics and charters of the standing committees of our board of directors. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
We operate an omni-channel retail model and aim to efficiently and effectively serve our guests in the ways most convenient to them. We operate a combination of physical retail locations and e-commerce services via our websites, other region-specific websites, digital marketplaces, and mobile apps. Our physical retail locations remain a key part of our growth strategy and we view them as a valuable tool in helping us build our brand and product line as well as enabling our omni-channel capabilities. We plan to continue to expand square footage and open new company-operated stores to support our growth objectives. The diversion of sales from our company-operated stores could adversely impact our return on investment and could lead to impairment charges and store closures, including lease exit costs. We could have difficulty in recreating the in-store experience through direct channels. Our failure to successfully integrate our digital and physical channels and respond to these risks might adversely impact our business and results of operations, as well as damage our reputation and brand.
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
Our future growth depends in part on our expansion efforts outside of the Americas. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts we may encounter obstacles we did not face in the Americas, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments, and international guests' tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop our business in new international markets or disappointing growth outside of existing markets could harm our business and results of operations.
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
Our future success is substantially dependent on the service of our senior management and our ability to maintain our culture and to attract, manage, and retain highly qualified individuals.
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
If we are unable to successfully maintain and evolve our unique culture, offer competitive compensation and benefits, and a desirable work model, we may be unable to attract and retain highly qualified individuals to support our business and continued growth. Our work model may not meet the needs and expectations of our employees and may not be perceived as favorable compared to other companies. Unionization efforts or other employee organizing activities could lead to higher people costs or reduce our flexibility to manage our employees which may negatively disrupt our operations. We also face risks related to employee engagement and productivity which could result in increased headcount and lead to increased labor costs.
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
We do not manufacture our products or raw materials and rely on suppliers and manufacturers located predominantly in APAC and China Mainland. We also source other materials used in our products, including items such as content labels, elastics, buttons, clasps, and drawcords, from suppliers located primarily in this region. Based on cost, during 2023:
•Approximately 42% of our products were manufactured in Vietnam, 16% in Cambodia, 11% in Sri Lanka, 10% in Indonesia, and 8% in Bangladesh, and the remainder in other regions.

•Approximately 40% of the fabric used in our products originated from Taiwan, 26% from China Mainland, 12% from Sri Lanka, and the remainder from other regions.
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
Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a limited number of sources. We have no long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for fabrics, other raw materials, and production. During 2023, we worked with approximately 49 vendors to manufacture our products and 67 suppliers to provide the fabric for our products. Based on cost, during 2023:
•Approximately 55% of our products were manufactured by our top five vendors, the largest of which produced approximately 17% of our products; and
•Approximately 52% of our fabrics were produced by our top five fabric suppliers, the largest of which produced approximately 19% of fabric used.
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
We are subject to a variety of privacy and data protection laws and regulations that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, we are subject to significant compliance obligations under privacy laws such as the General Data Privacy Regulation ("GDPR") in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, the California Consumer Privacy Act ("CCPA") modified by the California Privacy Rights Act (“CPRA”), and the Personal Information Protection Law (“PIPL”) in the People's Republic of China ("PRC")(6). Some privacy laws prohibit the transfer of personal information to certain other jurisdictions. We are subject to privacy and data protection audits or investigations by various government agencies. Our failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. Our efforts to comply with privacy laws may complicate our operations and add to our compliance costs. A significant privacy breach or failure or perceived failure by us or our third-party service providers to comply with privacy or data protection laws, regulations, policies or regulatory guidance might have a materially adverse impact on our reputation, business operations and our financial condition or results of operations.
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
Many of our customers shop with us through our e-commerce websites and mobile apps. Increasingly, customers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile apps to interact with our customers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our
(6) PRC includes China Mainland, Hong Kong SAR, Taiwan, and Macau SAR.

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
Investor and political advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the environmental, social and governance ("ESG") practices of companies, including those associated with climate change and social responsibility. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet customer, investor, employee, or other stakeholder expectations or do not align with their opinions or values, our brand, reputation, employee retention, and business may be negatively impacted. Any sustainability report that we publish or other ESG disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG policies or practices, including if we overstate the impact of our ESG practices, and this could reduce demand for our products and lead to regulatory enforcement that could restrict our ability to market and sell our products. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us.
Risks related to global economic, political, and regulatory conditions
An economic recession, depression, downturn, periods of inflation, or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.
Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions, high levels of unemployment, pandemics, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment. Global economic conditions are uncertain and volatile, due in part to the potential impacts of increasing inflation, the potential impacts of geopolitical uncertainties, and any potential sanctions, restrictions or responses to those conditions. For example, the PRC market presents a number of risks, including changes in laws and regulations, currency fluctuations, increased competition, and changes in economic conditions, including the risk of an economic downturn or recession, trade embargoes, restrictions or other barriers, as well as other conditions that may adversely impact consumer spending, any of which could cause us to fail to achieve anticipated growth. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
Our financial condition could be adversely affected by global or regional health events such as the COVID-19 pandemic and related government, private sector, and individual consumer responsive actions.
The COVID-19 pandemic negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic and related government, private sector, and individual consumer responsive actions negatively impacted our business operations, store traffic, employee availability, supply chain, financial condition, liquidity, and cash flows.
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
Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and the PRC, Canada, or other countries where we sell or source our products, could negatively impact our results of operations or cash flows. General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including sanctions against the PRC, tariffs imposed by the United States and the PRC, and the possibility of additional tariffs or other trade restrictions, could adversely impact our business. It is possible that further tariffs may be introduced, or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products from the PRC as well as other countries, or could require us to source our products from different countries. The Uyghur Forced Labor Prevention Act and other similar legislation may lead to greater supply chain compliance costs and delays to us and to our vendors.
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
Prior to 2022, we had not accrued for Canadian withholding taxes because the accumulated earnings of, or 'net investment' in, our Canadian subsidiaries was either indefinitely reinvested or could be repatriated as a return of capital without the payment of withholding taxes.
Since 2022, the net investment in our Canadian subsidiaries, which was not indefinitely reinvested, exceeded the paid-up capital and therefore we recognized Canadian withholding taxes on the portion of our net investment which we are unable to repatriate free of withholding tax.
In 2024, assuming there are no exchange transactions by our exchangeable shareholders, we will continue to recognize Canadian withholding taxes on the accumulated earnings of our Canadian subsidiaries which are not indefinitely reinvested.
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
Current economic and political conditions make tax rules in any jurisdiction, including the United States and Canada, subject to significant change. Changes in applicable U.S., Canadian, or other international tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act, and in 2020 with the passage of the Coronavirus Aid, Relief, and Economic Security Act. Certain provisions of the Inflation Reduction Act passed in 2022, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development's Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions.
Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.
The labeling, distribution, importation, marketing, and sale of our products, as well as components of our products, including chemicals, are subject to extensive regulation by various regulatory bodies. These include federal agencies such as the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, the State Administration for Market Regulation of the PRC, General Administration of Customs of the PRC, as well as other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, any audits and inspections by governmental agencies related to these matters could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act ("FCPA") and other anti-bribery laws applicable to our operations. In many countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. and international laws and regulations applicable to us. As we expand our operations across multiple jurisdictions, we could be subject to conflicting laws, or differing consumer sentiment on application of laws, that could lead to non-compliance which could have an adverse effect on our operations. Although we have implemented procedures designed to ensure compliance with the FCPA and similar laws, some of our employees, agents, or other partners, as well as those companies to which we outsource certain of our business operations, could take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.
As we expand internationally, we are subject to complex employee regulations, and if we fail to comply with these regulations, we could be subject to enforcement actions or negative employee relations which could harm our results of operations.
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
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our business operations and relationships with customers and suppliers are heavily reliant on technology. We operate a cybersecurity program designed to assess our security risks and threats, to manage those risks and protect our technology systems and data, and to detect and respond to cybersecurity incidents.
We manage strategic risks, including cybersecurity risk, through our Enterprise Risk Management program which has direct involvement from the board of directors, the audit committee, and senior management. Through this process, we have identified cybersecurity as a risk management priority.
Governance
Our board of directors provides oversight of cybersecurity risks and has delegated primary responsibility to the audit committee, which is responsible for overseeing our enterprise risk assessments and management policies, procedures, and practices (including regarding those risks related to information security, cybersecurity, and data protection).
The audit committee maintains a cybersecurity sub-committee that is comprised of our Chief Information Officer ("CIO"), our Chief Information Security Officer ("CISO"), and representatives from the audit committee and board of directors that have knowledge and experience in cybersecurity matters. The cybersecurity sub-committee reviews our cybersecurity risk assessments and the steps being taken to monitor, control, and report on those risks as well as discusses regulatory and market developments. They also review our process for identifying and responding to cybersecurity incidents in a timely manner, and details of cybersecurity attacks or incidents which have occurred.
Management generally meets with, and provides reports to, the cybersecurity sub-committee on a quarterly basis. Our CIO and CISO also meet with and provide reports to the audit committee at least quarterly. The board of directors receives periodic reports regarding the activities of the cybersecurity sub-committee. These reports and meetings are designed to inform the board of directors and committees about the current state of our information security program including cybersecurity risks, the nature, timing, and extent of cybersecurity incidents, if any, and the resolution of such matters.
Cybersecurity Program and Incident Response
Our CISO is responsible for our cybersecurity program, including risk assessments, information security activities, and controls. The CISO is responsible for establishing and maintaining corporate information security policies and overseeing our risk management activities, which prioritize vulnerability management, risk reduction, and prevention. Our CISO also leads our Cyber Defense and Incident Response (“CDIR”) team which identifies, assesses, escalates, and remediates cybersecurity incidents. Our current CISO has over 25 years of experience in information security across different industries in the US, Europe, and South and Central America. Our current CISO is a member of the Information Systems Audit and Control Association and brings extensive experience and knowledge of cybersecurity risk management.
The CDIR team identifies, tracks, reviews, assesses, and takes actions over key cybersecurity risks including but not limited to: (i) third parties/vendors, (ii) cloud security, (iii) malicious code, (iv) our digital e-commerce channels and systems, and (v) our store technology. The CDIR team also undertakes enterprise architecture reviews, considers cyber defense and incident response findings, performs vulnerability scans, and assesses threats and performs landscape intelligence analysis.
As part of our cybersecurity program, we conduct cybersecurity awareness training including phishing simulations and supplemental campaigns as well as mandatory e-learning for all our employees. Our employees have multiple mechanisms for reporting cybersecurity and data privacy concerns. We work with third-party cybersecurity advisors to undertake assessments of our critical systems and to remediate any high-risk vulnerabilities identified. We also engage third parties to perform penetration testing on our key systems to identify potential weaknesses.
As part of our cyber incident response plan, we utilize an established framework to assess the severity of cybersecurity incidents. Under the plan, incidents are escalated to relevant senior management, and the board of directors, as appropriate, based on their severity. Our disclosure committee assesses the materiality of severe incidents including both quantitative and qualitative factors.
Third Parties
We utilize third-party service providers as a normal part of our business operations. To address cybersecurity risks arising from our relationships with third-party service providers, we employ a vendor risk program. We monitor risks relating to potential compromises of sensitive information at our third-party service providers and re-evaluate the risks associated with our partners periodically. Prior to exchanging our data with third-party service providers, they are required to go through a vendor risk assessment. We also conduct third-party security reviews and evaluate their network, processes, and systems. In addition, we obtain annual attestation reports related to data security and privacy from certain third-party service providers to further support compliance with industry-standard cybersecurity protocols.
Impact of Cybersecurity Risks on Strategy and Results
Based on the information available as of the date of this Annual Report, we have not been materially affected by any previous cybersecurity incidents. However, we continue to experience cyber-attacks, including phishing, and other attempts to break or gain unauthorized access to our systems that could materially affect us in the future. For further information, see “Risks related to information security and technology” included in Item 1A. Risk Factors of this Annual Report.

ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7.
The general location, use and approximate size of our principal owned properties as of January 28, 2024, are set forth below:

Location	Use	Approximate Square Feet
Groveport, OH, United States	Distribution Center	310,000
Vancouver, BC, Canada	Executive and Administrative Offices	140,000
We lease non-retail properties in a number of locations globally. The general location, use, approximate size and lease renewal date of our principal non-retail leased properties as of January 28, 2024, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Delta, BC, Canada	Distribution Center	375,000	December 2037
Milton, ON, Canada	Distribution Center	255,000	May 2031
Mississauga, ON, Canada	Distribution Center	250,000	September 2033
Ravenhall, VIC, Australia	Distribution Center	250,000	September 2033
Delta, BC, Canada	Distribution Center	155,000	January 2031
Sumner, WA, United States	Distribution Center	150,000	July 2025
Vancouver, BC, Canada	Executive and Administrative Offices	120,000	October 2032
During 2021, we entered into a new lease for a U.S. distribution center in Ontario, California of approximately 1,255,000 square feet which expires in 2039. We expect this distribution center to be operational in early fiscal 2024.
During 2022, we entered into a new lease for a Canadian distribution center in Brampton, Ontario of approximately 980,000 square feet which expires in 2041. We expect this distribution center to be operational in fiscal 2026.
ITEM 3. LEGAL PROCEEDINGS
Please see the legal proceedings described in Note 21. Commitments and Contingencies included in Item 8 of Part II of this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "LULU."
As of March 15, 2024, there were approximately 1,300 holders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between February 3, 2019 (the date of our fiscal year end five years ago) and January 28, 2024, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index, over the same period. This graph assumes the investment of $100 on February 3, 2019 at the closing sale price of our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

Comparison of Cumulative Total Stockholder Return
$400.00
$300.00
$200.00
$100.00
$0.00
03-Feb-19
02-Feb-20
31-Jan-21
30-Jan-22
29-Jan-23
28-Jan-24
lululemon athletica inc.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	03-Feb-19	02-Feb-20	31-Jan-21	30-Jan-22	29-Jan-23	28-Jan-24
lululemon athletica inc.	$100.00	$163.83	$224.94	$216.20	$212.74	$327.15
S&P 500 Index	$100.00	$119.18	$137.23	$163.75	$150.40	$180.71
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$90.30	$86.51	$83.79	$59.05	$47.77

Issuer Purchase of Equity Securities
The following table provides information regarding our purchases of shares of our common stock during the fourth quarter of 2023 related to our stock repurchase programs:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 30, 2023 - November 26, 2023	50,619	$400.10	50,619	$222,941,393
November 27, 2023 - December 31, 2023	10,040	507.57	10,040	1,217,845,403
January 1, 2024 - January 28, 2024	59,180	483.73	59,180	1,189,218,138
Total	119,839		119,839
__________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2023.
(2)On March 23, 2022 and November 29, 2023, our board of directors approved stock repurchase programs, each for up to $1.0 billion of our common shares on the open market or in privately negotiated transactions. The repurchase plans have no time limit and do not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors. The authorized value of shares available to be repurchased under these programs excludes the cost of commissions and excise taxes.

The following table summarizes purchases of shares of our common stock during the fourth quarter of 2023 related to our Employee Share Purchase Plan (ESPP):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 30, 2023 - November 26, 2023	7,367	$418.18	7,367	4,415,983
November 27, 2023 - December 31, 2023	7,331	491.70	7,331	4,408,652
January 1, 2024 - January 28, 2024	5,954	482.84	5,954	4,402,698
Total	20,652		20,652
___________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2023.
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
•Comparison of 2023 to 2022
•Comparison of 2022 to 2021
•Comparable Sales and Sales Per Square Foot
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Liquidity Outlook
•Contractual Obligations and Commitments
•Critical Accounting Policies and Estimates
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2023, 2022, and 2021 were each 52-week years. Fiscal 2024 will be a 53-week year.
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
We use comparable sales as a metric to evaluate the performance of our business. Refer to the Comparable Sales and Sales Per Square Foot section of this management's discussion and analysis of financial condition and results of operations for further information.
We provide constant dollar changes and adjusted financial results, which are non-GAAP financial measures, as supplemental information that enable evaluation of the underlying trend in our operating performance, and enable a comparison to our historical financial information. Refer to the Non-GAAP Financial Measures section of this management's discussion and analysis of financial condition and results of operations for reconciliations between the adjusted non-GAAP financial measures and the most directly comparable measures calculated in accordance with GAAP.
We disclose material non-public information through one or more of the following channels: our investor relations website (http://corporate.lululemon.com/investors), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls, and webcasts. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
During the fourth quarter of 2023, we revised the financial information which is regularly reviewed and used by our CODM to evaluate performance and allocate resources. Historically, our segments were based on selling channel. As we have further executed on our omni-channel retail strategy, and with the continued expansion of our international operations, our resource allocation decisions have evolved to focus on regional markets. We organize our operations into four regional markets: Americas, China Mainland, APAC, and EMEA. We report three segments, Americas, China Mainland, and Rest of World, which is comprised of the APAC and EMEA regions on a combined basis. Our prior year segment results have been recast to reflect our new segment reporting structure.
Overview
In 2023, lululemon celebrated its 25th anniversary and delivered another strong year of financial results. We continued to execute against our Power of Three ×2 growth plan, growing net revenue 19% and diluted earnings per share 83%, or 27% on an adjusted basis, as our teams were able to successfully navigate an uncertain macroeconomic environment.
Our growth continued across regions, merchandise categories, and channels. We delivered strong net revenue growth across our regions including 12% in the Americas, 67% in China Mainland, and 43% in Rest of World. Net revenue from our women's product range increased 17%, men's increased 15%, and net revenue from our other categories increased 36%. We opened 56 net new company-operated stores, contributing to a 15% increase in square footage, while total company-operated store net revenue increased 21% and e-commerce net revenue increased 17%.
We believe this broad-based growth was underpinned by our ability to bring new innovations into our product assortment, while also increasing our brand awareness and bringing new guests into our brand.
Product Innovation
By innovating through our Science of Feel approach, we continue to seek to solve the unmet needs of our guests. While continuing to see strength from our key collections including Align, Scuba, Define, and Softstreme for women and our ABC collection for men, we launched new innovations as well. For women, we launched Wundermost, our new bodywear collection, we expanded our dual gender golf and tennis assortments. On the men’s side, we launched Steady State and Soft Jersey, to expand our lounge offering, while also enhancing our Pace Breaker short. In accessories, we continued to see strength across our bag assortment, and in footwear we updated our Blissfeel and Chargefeel styles, and in early 2024, we launched our first footwear styles for men. We also announced a new textile-to-textile recycling partnership with the goal of enabling circularity in our supply chain by transforming apparel waste into high quality nylon and polyester.
Brand Awareness
We believe that increasing our brand awareness and introducing new guests to the lululemon brand remains one of our largest opportunities, both in the Americas and to an even greater degree in our international markets.
In order to grow brand awareness we combine our community-based, grass roots model of guest engagement, with larger scale brand activations and global brand campaigns. With connection points across both our physical and digital channels, we aim to bring new guests into our brand, engage with them in ways that are more than just transactional and create deeper connections.
In 2023, we executed several strategies designed to connect with guests, bring new guests into our brand, and grow awareness. Highlights include: hosting our Dupe Swap event in Los Angeles; testing our first men's focused TV campaign featuring our ABC pants; taking over the West Bund in Shanghai for one week to host wellness-centric events and experiences intended to bring awareness to World Mental Health Day; and continuing to grow our Essentials membership program.
In addition, in September 2023 we announced our new partnership with Peloton. Peloton is now the exclusive provider of content for our lululemon Studio members, we have become their primary apparel provider. We plan to jointly engage our global communities through special programming, experiences, and events.
Financial Highlights
The summary below compares 2023 to 2022 and provides both GAAP and non-GAAP financial measures. The adjusted financial measures for 2023 exclude $72.1 million of post-tax asset impairment and other charges recognized in relation to lululemon Studio. The adjusted financial measures for 2022 exclude $442.7 million of post-tax goodwill impairment and other charges recognized in relation to lululemon Studio and the post-tax net gain on the sale of an administrative building of $8.5 million.
•Net revenue increased 19% to $9.6 billion. On a constant dollar basis, net revenue increased 20%.
•Comparable sales increased 13%, or 14% on a constant dollar basis.
–Americas comparable sales increased 8%, or 9% on a constant dollar basis.
–China Mainland comparable sales increased 39%, or 46% on a constant dollar basis.
–Rest of World comparable sales increased 32%, or 33% on a constant dollar basis.
•Gross profit increased 25% to $5.6 billion. Adjusted gross profit increased 24% to $5.6 billion.
•Gross margin increased 290 basis points to 58.3%. Adjusted gross margin increased 240 basis points to 58.6%.
•Income from operations increased 61% to $2.1 billion. Adjusted income from operations increased 25% to $2.2 billion.
•Operating margin increased 580 basis points to 22.2% from 16.4% in 2022. Adjusted operating margin increased 110 basis points to 23.2% from 22.1% in 2022.

•Income tax expense increased 31% to $625.5 million. Our effective tax rate for 2023 was 28.8% compared to 35.9% for 2022. The adjusted effective tax rate was 28.7% and 28.1% for 2023 and 2022, respectively.
•Diluted earnings per share were $12.20 for 2023 compared to $6.68 in 2022. Adjusted diluted earnings per share were $12.77 for 2023 compared to $10.07 in 2022.
Market Conditions and Trends
Macroeconomic conditions, supply chain disruption, and the COVID-19 pandemic have impacted our business and operating costs. Certain trends are expected to continue throughout 2024, with the impact varying by market.
Macroeconomic Conditions
Macroeconomic conditions, including foreign currency fluctuations, have impacted our financial results. Foreign currency fluctuations reduced the growth of our net revenue by $89.8 million when comparing 2023 to 2022, primarily due to the overall appreciation of the US dollar. We expect future exchange rate volatility to impact our results. We have also experienced increased wage rates which increased our employee costs when comparing 2023 to 2022.
Consumer purchasing behaviors and their propensity to spend in our sector have been impacted by uncertain economic conditions including inflation, higher interest rates, and other factors. While we experienced traffic and net revenue growth in 2023 in all markets, over the course of 2023 we saw moderation in the year over year traffic and net revenue growth in the Americas. We continue to monitor macroeconomic conditions and the trends in consumer demand for our products.
Supply Chain Disruption
In 2021 and 2022 we experienced supply chain disruption, including delays in inbound delivery of our products as well as in manufacturing. This supply chain disruption caused us to use higher cost modes of transport, including increasing our use of air freight. We saw an improvement in the supply chain disruption during the second half of 2022 and during 2023, including reductions in freight costs and reductions in our levels of air freight usage.
COVID-19 Pandemic
Most of our retail locations were open throughout 2023, 2022, and 2021, with certain locations temporarily closed due to COVID-19 resurgences during the first quarter of 2022 and at various times in 2021. The effect of COVID-19, including store closures, impacted our revenue and operating margins in 2021 and the first quarter of 2022 in China Mainland.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	2023	2022	2021	2023	2022	2021
	(In thousands)			(Percentage of net revenue)
Net revenue	$9,619,278	$8,110,518	$6,256,617	100.0%	100.0%	100.0%
Cost of goods sold	4,009,873	3,618,178	2,648,052	41.7	44.6	42.3
Gross profit	5,609,405	4,492,340	3,608,565	58.3	55.4	57.7
Selling, general and administrative expenses	3,397,218	2,757,447	2,225,034	35.3	34.0	35.6
Impairment of goodwill and other assets, restructuring costs	74,501	407,913	—	0.8	5.0	—
Amortization of intangible assets	5,010	8,752	8,782	0.1	0.1	0.1
Acquisition-related expenses	—	—	41,394	—	—	0.7
Gain on disposal of assets	—	(10,180)	—	—	(0.1)	—
Income from operations	2,132,676	1,328,408	1,333,355	22.2	16.4	21.3
Other income (expense), net	43,059	4,163	514	0.4	0.1	—
Income before income tax expense	2,175,735	1,332,571	1,333,869	22.6	16.4	21.3
Income tax expense	625,545	477,771	358,547	6.5	5.9	5.7
Net income	$1,550,190	$854,800	$975,322	16.1%	10.5%	15.6%

Comparison of 2023 to 2022
Net Revenue
Net revenue increased $1.5 billion, or 19%, to $9.6 billion in 2023 from $8.1 billion in 2022. On a constant dollar basis, net revenue increased 20%. Comparable sales increased 13%, or 14% on a constant dollar basis. The increase in net revenue was primarily due to increased Americas net revenue. China Mainland and Rest of World net revenue also increased.
Net revenue for 2023 and 2022 is summarized below, and reflects our updated segments, including comparatives.

	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$7,631,647	$6,817,454	79.3%	84.1%	$814,193	11.9%	12.0%
China Mainland	963,760	576,503	10.0	7.1	387,257	67.2	75.0
Rest of World	1,023,871	716,561	10.6	8.8	307,310	42.9	44.0
Net revenue	$9,619,278	$8,110,518	100.0%	100.0%	$1,508,760	18.6%	20.0%
Americas. The increase in Americas net revenue was primarily due to an increase in comparable sales, which increased 8%, or 9% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a lower dollar value per transaction and a decrease in conversion rates. The increase in Americas net revenue was also driven by a $327.6 million increase in non-comparable sales, primarily from our company-operated stores that were opened or significantly expanded since 2022 as well as increased outlet, wholesale, and license and supply arrangement net revenue, partially offset by fewer temporary locations and lower lululemon Studio net revenue.
China Mainland. The increase in China Mainland net revenue was primarily due to an increase in comparable sales, which increased 39%, or 46% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a decrease in conversion rates and a lower dollar value per transaction. The increase in China Mainland net revenue was also driven by a $180.6 million increase in non-comparable sales, primarily from our company-operated stores that were opened or significantly expanded since 2022 as well as increased net revenue from outlets.
Rest of World. The increase in Rest of World net revenue was primarily due to an increase in comparable sales, which increased 32%, or 33% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a decrease in conversion rates. The increase in Rest of World net revenue was also driven by a $118.9 million increase in non-comparable sales, primarily from our company-operated stores that were opened or significantly expanded since 2022 as well as increased license and supply arrangements and outlets net revenue.
Gross Profit

	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$5,609,405	$4,492,340	$1,117,065	24.9%

Gross margin	58.3%	55.4%	290 basis points
During 2022, we decided to shift our lululemon Studio strategy to focus on providing digital app-based services. While we continued to sell at-home hardware in 2023, we reached the decision to cease selling the lululemon Studio Mirror during the third quarter of 2023. These strategy shifts resulted in the recognition of an inventory obsolescence provision of $62.9 million in 2022 and a further provision of $23.7 million in 2023. These provisions reduced gross margin by 80 basis points and 30 basis points in 2022 and 2023 respectively. Please refer to Note 8. Impairment of Goodwill and Other Assets, Restructuring Costs included in Item 8 of Part II of this report.

Gross margin increased 290 basis points, or excluding the impact of the lululemon Studio obsolescence provisions detailed above, increased 240 basis points. This 240 basis point net increase was primarily a result of:
•a net increase in product margin of 290 basis points, primarily due to lower freight costs from rate reductions and reduced air freight, as well as lower duty costs, modestly offset by higher inventory provisions and shrink in the current year;
•an unfavorable impact of foreign currency exchange rates of 20 basis points; and
•deleverage on occupancy costs of 20 basis points and an increase in costs related to our distribution centers as a percentage of net revenue of 10 basis points.
Selling, General and Administrative Expenses

	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$3,397,218	$2,757,447	$639,771	23.2%

Selling, general and administrative expenses as a percentage of net revenue	35.3%	34.0%	130 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $327.7 million, comprised of:
–an increase in employee costs of $108.8 million primarily due to increased salaries and wages expense as well as increased stock-based compensation and incentive compensation, primarily as a result of headcount growth and increased wage rates;
–an increase in brand and community costs of $95.4 million primarily due to increased marketing expenses;
–an increase in depreciation of $46.0 million;
–an increase in other head office costs of $40.4 million, primarily due to increased professional fees; and
–an increase in technology costs, including cloud computing amortization, of $37.1 million.
•an increase in costs related to our operating channels of $319.1 million, comprised of:
–an increase in employee costs of $145.1 million primarily due to increased salaries and wages expense, incentive compensation, and benefit costs for retail employees, primarily from the growth in our business and increased wage rates;
–an increase in other operating costs of $67.7 million primarily due to increased depreciation costs, technology costs, and repairs and maintenance costs;
–an increase in variable costs of $66.8 million primarily due to increased credit card fees, distribution costs, and packaging costs, primarily as a result of increased net revenue; and
–an increase in brand and community costs of $39.5 million primarily due to increased digital marketing expenses.
The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $7.0 million.

Impairment of Goodwill and Other Assets, Restructuring Costs

	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Impairment of goodwill and other assets, restructuring costs	$74,501	$407,913	$(333,412)	(81.7)%
During 2023, we recognized certain asset impairments and restructuring costs, and during 2022, we recognized impairment of goodwill and other assets, each in relation to lululemon Studio. Please refer to Note 8. Impairment of Goodwill and Other Assets, Restructuring Costs included in Item 8 of Part II of this report for further information.
Amortization of Intangible Assets

	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$5,010	$8,752	$(3,742)	(42.8)%
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
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. Segmented income from operations is summarized below. Our prior year segment results have been recast to reflect our new segment reporting structure.

	2023	2022	2023	2022	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Americas	$2,937,184	$2,503,740	38.5%	36.7%	$433,444	17.3%
China Mainland	337,316	196,865	35.0	34.1	140,451	71.3
Rest of World	201,832	103,204	19.7	14.4	98,628	95.6
	$3,476,332	$2,803,809			$672,523	24.0%
General corporate expenses	1,240,436	1,005,988			234,448	23.3
lululemon Studio obsolescence provision	23,709	62,928			(39,219)	(62.3)
Impairment of goodwill and other assets, restructuring costs	74,501	407,913			(333,412)	(81.7)
Amortization of intangible assets	5,010	8,752			(3,742)	(42.8)
Gain on disposal of assets	—	(10,180)			10,180	(100.0)
Income from operations	$2,132,676	$1,328,408			$804,268	60.5%
Operating margin	22.2%	16.4%			580 basis points

Americas. The increase in Americas income from operations was primarily the result of increased gross profit of $691.7 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin, partially offset by deleverage on distribution center costs. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee costs, increased digital marketing expenses, increased credit card fees, packaging costs, and distribution costs driven by higher net revenue, and increased depreciation, and technology costs. Income from operations as a percentage of Americas net revenue increased due to higher gross margin, partially offset by deleverage on selling, general and administrative expenses.

China Mainland. The increase in China Mainland income from operations was primarily the result of increased gross profit of $228.1 million, driven by increased net revenue. Gross margin was consistent year over year, primarily due to leverage on occupancy and other costs, partially offset by unfavorable foreign currency exchange rates and lower product margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher employee costs, as well as increased digital marketing expenses, increased packaging costs, distribution costs, and credit card fees driven by higher net revenue, and increased technology costs. Income from operations as a percentage of China Mainland net revenue increased due to leverage on selling, general and administrative expenses.

Rest of World. The increase in Rest of World income from operations was primarily the result of increased gross profit of $190.2 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin as well as leverage on occupancy and other costs, partially offset by unfavorable foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher employee costs, as well as increased digital marketing expenses, increased distribution costs, credit card fees, and packaging costs driven by higher net revenue, and increased technology costs. Income from operations as a percentage of Rest of World net revenue increased due to higher gross margin and leverage on selling, general and administrative expenses.
General Corporate Expenses. The increase in general corporate expenses was primarily due to increased employee costs, as well as increased brand and community costs, depreciation, technology costs, professional fees, and product team costs. The increase in general corporate expenses was partially offset by a decrease in net foreign currency exchange and derivative losses of $7.0 million.
Other Income (Expense), Net

	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$43,059	$4,163	$38,896	934.3%
The increase in other income, net was primarily due to an increase in interest income as a result of higher cash balances and higher interest rates.
Income Tax Expense

	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$625,545	$477,771	$147,774	30.9%

Effective tax rate	28.8%	35.9%	(710) basis points
The decrease in the effective tax rate was primarily due the income tax impact of certain non-deductible impairment and other charges recognized in 2022 and 2023 related to lululemon Studio, partially offset by a lower tax rate on the gain on the sale of an administrative building in 2022. These items increased the effective tax rate by 780 basis points and 10 basis points in 2022 and 2023, respectively.
Excluding the income tax effects of the impairment and other charges recognized in 2022 and 2023 in relation to lululemon Studio, and excluding the tax effect of the gain on the sale of the administrative building in 2022, the adjusted effective tax rate increased to 28.7% in 2023 from 28.1% in 2022.
The increase in the adjusted effective tax rate was primarily due to withholding taxes on unremitted earnings which are not considered to be permanently reinvested, partially offset by adjustments upon the filing of certain income tax returns, and a decrease in U.S. state taxes.
Net Income

	2023	2022	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$1,550,190	$854,800	$695,390	81.4%

The increase in net income in 2023 was primarily due to an increase in gross profit of $1.1 billion, an increase in other income (expense), net of $38.9 million, and impairment and restructuring charges recognized in 2023 of $74.5 million compared to impairment charges of $407.9 million recognized in 2022, partially offset by an increase in selling, general and administrative expenses of $639.8 million, an increase in income tax expense of $147.8 million, and a gain on disposal of assets of $10.2 million in the prior year.
Excluding certain inventory provisions, goodwill and other asset impairments, and restructuring costs recognized in relation to lululemon Studio in 2023 and 2022 and the gain on sale of an administrative building in 2022, and their tax effects, adjusted net income increased $333.4 million or 26%.
Comparison of 2022 to 2021
Net Revenue
Net revenue increased $1.9 billion, or 30%, to $8.1 billion in 2022 from $6.3 billion in 2021. On a constant dollar basis, net revenue increased 32%. Comparable sales increased 25%, or 28% on a constant dollar basis. The increase in net revenue was primarily due to increased Americas net revenue. China Mainland and Rest of World net revenue also increased.
Net revenue for 2022 and 2021 is summarized below, and reflects our updated segments, including comparatives.

	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$6,817,454	$5,299,906	84.1%	84.7%	$1,517,548	28.6%	30.0%
China Mainland	576,503	434,261	7.1	6.9	142,242	32.8	40.0
Rest of World	716,561	522,450	8.8	8.4	194,111	37.2	49.0
Net revenue	$8,110,518	$6,256,617	100.0%	100.0%	$1,853,901	29.6%	32.0%
Americas. The increase in Americas net revenue was primarily due to an increase in comparable sales, which increased 28%, or 29% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a decrease in conversion rates. Americas net revenue also increased due to a $296.9 million increase in non-comparable sales, primarily from our company-operated stores that were opened or significantly expanded since 2021 as well as increased outlet, wholesale, and re-commerce net revenue, partially offset by lower license and supply arrangement and lululemon Studio net revenue.
China Mainland. The increase in China Mainland net revenue was primarily due to an increase in comparable sales, which increased 17%, or 23% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a decrease in conversion rates. The increase in China Mainland net revenue was also driven by a $77.5 million increase in non-comparable sales, primarily from our company-operated stores that were opened or significantly expanded since 2021.
Rest of World. The increase in Rest of World net revenue was primarily due to a $151.5 million increase in non-comparable sales, primarily from our company-operated stores that were opened or significantly expanded since 2021 as well as increased license and supply arrangements, outlets, and wholesale net revenue. The increase in Rest of World net revenue was also driven by an increase in comparable sales, which increased 10%, or 19% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a decrease in conversion rates.
Gross Profit

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$4,492,340	$3,608,565	$883,775	24.5%

Gross margin	55.4%	57.7%	(230) basis points

During 2022, we updated our lululemon Studio strategy to focus on digital app-based services, which meant we no longer expected to be able to sell all of the in-home hardware inventory above cost. We recognized a provision of $62.9 million against hardware inventory during 2022. This reduced 2022 gross margin by 80 basis points. Please refer to Note 8. Impairment of Goodwill and Other Assets, Restructuring Costs included in Item 8 of Part II of this report.
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
–an increase in employee costs of $104.2 million primarily due to an increase in salaries and wages expense and incentive compensation in our company-operated store and e-commerce channels, primarily due to growth in our business and increased wage rates;
–an increase in other costs of $15.3 million primarily due to an increase in repairs and maintenance costs, depreciation, and technology costs, partially offset by a decrease in professional fees; and
–an increase in brand and community costs of $2.4 million primarily due to an increase in digital marketing expenses related to our e-commerce channel, partially offset by a decrease in marketing expenses related to lululemon Studio.
The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign exchange and derivative revaluation losses of $0.8 million.

Impairment of Goodwill and Other Assets, Restructuring Costs

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Impairment of goodwill and other assets, restructuring costs	$407,913	$—	$407,913	n/a
During 2022, we recognized an impairment of goodwill and other long-lived assets in relation to our lululemon Studio business unit. Please refer to Note 8. Impairment of Goodwill and Other Assets, Restructuring Costs included in Item 8 of Part II of this report.
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

Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. Segmented income from operations is summarized below. Our prior segment results have been recast to reflect our new segment reporting structure.

	2022	2021	2022	2021	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Americas	$2,503,740	$1,867,016	36.7%	35.2%	$636,724	34.1%
China Mainland	196,865	167,318	34.1	38.5	29,547	17.7
Rest of World	103,204	67,674	14.4	13.0	35,530	52.5
	$2,803,809	$2,102,008			$701,801	33.4%
General corporate expenses	1,005,988	718,477			287,511	40.0
lululemon Studio obsolescence provision	62,928	—			62,928	n/a
Impairment of goodwill and other assets, restructuring costs	407,913	—			407,913	n/a
Amortization of intangible assets	8,752	8,782			(30)	(0.3)
Acquisition-related expenses	—	41,394			(41,394)	(100.0)
Gain on disposal of assets	(10,180)	—			(10,180)	n/a
Income from operations	$1,328,408	$1,333,355			$(4,947)	(0.4)%
Operating margin	16.4%	21.3%			(490) basis points

Americas. The increase in Americas income from operations was primarily the result of increased gross profit of $855.2 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to lower product margin, partially offset by leverage on occupancy and other costs. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee costs, as well as increased distribution costs and credit card fees driven by higher net revenue, and increased technology costs. Income from operations as a percentage of Americas net revenue increased due to leverage on selling, general and administrative expenses.

China Mainland. The increase in China Mainland income from operations was primarily the result of increased gross profit of $70.4 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to unfavorable foreign currency exchange rates as well as deleverage on distribution center and other costs. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher employee costs, as well as increased digital marketing expenses, increased packaging and distribution costs driven by higher net revenue, and increased technology costs. Income from operations as a percentage of China Mainland net revenue decreased primarily due to lower gross margin.
Rest of World. The increase in Rest of World income from operations was primarily the result of increased gross profit of $80.9 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to unfavorable foreign currency exchange rates as well as lower product margin, partially offset by leverage on occupancy and other costs. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher employee costs, as well as increased distribution costs, credit card fees, and packaging costs driven by higher net revenue, and increased digital marketing expenses. Income from operations as a percentage of Rest of World net revenue increased due to leverage on selling, general and administrative expenses.
General Corporate Expenses. The increase in general corporate expenses was primarily due to higher employee costs, as well as increased depreciation, brand and community costs, technology costs, professional fees, and product team costs. The increase in general corporate expenses was partially offset by a decrease in net foreign exchange and derivative losses of $0.8 million.

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
Excluding the impairment of goodwill and other assets recognized in relation to our lululemon Studio business unit (formerly MIRROR) and the gain on sale of an administrative building in 2022, and the MIRROR acquisition-related expenses in 2021, and their tax effects, our adjusted effective tax rates were 28.1% and 26.2% for 2022 and 2021, respectively.
Net Income

	2022	2021	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$854,800	$975,322	$(120,522)	(12.4)%
The decrease in net income in 2022 was primarily due to an increase in selling, general and administrative expenses of $532.4 million, an impairment charge recognized in 2022 of $407.9 million, an increase in income tax expense of $119.2 million, partially offset by an increase in gross profit of $883.8 million, a decrease in acquisition-related expenses of $41.4 million, a gain on disposal of assets of $10.2 million, and an increase in other income (expense), net of $3.6 million. Excluding the impairment of goodwill and other assets recognized in relation to our lululemon Studio business unit (formerly MIRROR) and the gain on sale of an administrative building in 2022, and the MIRROR acquisition-related expenses in 2021, and their tax effects, adjusted net income increased $273.7 million or 27.0%.
Comparable Sales and Sales Per Square Foot
Comparable Sales
We use comparable sales to evaluate the performance of our company-operated store and e-commerce businesses from an omni-channel perspective. It allows us to monitor the performance of our business without the impact of recently opened or expanded stores. We believe investors would similarly find these metrics useful in assessing the performance of our business.
Comparable sales includes comparable company-operated store and all e-commerce net revenue. E-commerce net revenue includes our buy online pick-up in store, back-back room, and ship from store omni-channel retailing capabilities in addition to our websites, other region-specific websites, digital marketplaces, and mobile apps. Comparable company-operated stores have been open, or open after being significantly expanded, for at least 12 full fiscal months. Net revenue from a company-operated store is included in comparable sales beginning with the first fiscal month for which the store has a full fiscal month of sales in the prior year. Comparable sales excludes sales from new stores that have not been open for at least 12 full fiscal months, from stores which have not been in their significantly expanded space for at least 12 full fiscal months, from stores which have been temporarily relocated for renovations or temporarily closed, and sales from company-

operated stores that have closed. Comparable sales also excludes sales from our selling channels other than company-operated stores and e-commerce. The comparable sales measures we report may not be equivalent to similarly titled measures reported by other companies.
In fiscal years with 53 weeks, the 53rd week of net revenue is excluded from the calculation of comparable sales. In the year following a 53-week year, the prior year period is shifted by one week to compare similar calendar weeks.
Non-comparable sales includes all net revenue other than comparable sales.
Sales Per Square Foot
We use sales per square foot to assess the performance of our company-operated stores relative to their square footage. We believe that sales per square foot is useful in evaluating the performance of our company-operated stores. Sales per square foot is calculated using total net revenue from all company-operated stores divided by the average ending square footage of the stores for each period during the year. In fiscal years with 53 weeks, the 53rd week of net revenue is excluded from the calculation of sales per square foot. The square footage of our company-operated stores includes all retail related space, including selling space as well as storage and back-office areas. The sales per square foot metric we report may not be equivalent to similarly titled metrics reported by other companies.
Non-GAAP Financial Measures
Constant dollar changes and adjusted financial results are non-GAAP financial measures.
A constant dollar basis assumes the average foreign currency exchange rates for the period remained constant with the average foreign currency exchange rates for the same period of the prior year. We provide constant dollar changes in our results to help investors understand the underlying growth rate of net revenue excluding the impact of changes in foreign currency exchange rates.
Adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, net income, and diluted earnings per share exclude certain inventory provisions, goodwill and other asset impairments, and restructuring costs recognized in relation to lululemon Studio, the gain on disposal of assets for the sale of an administrative office building, the MIRROR acquisition-related expenses, and the related income tax effects of these items.
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

Constant Dollar Changes
The below changes in net revenue and comparable sales show the change compared to the corresponding period in the prior year.

	2023 Compared to 2022			2022 Compared to 2021
	Change	Foreign exchange changes	Change in constant dollars	Change	Foreign exchange changes	Change in constant dollars
Net Revenue
Americas	12%	—%	12%	29%	1%	30%
China Mainland	67	8	75	33	7	40
Rest of World	43	1	44	37	12	49
Total net revenue	19%	1%	20%	30%	2%	32%

Comparable sales(1)
Americas	8%	1%	9%	28%	1%	29%
China Mainland	39	7	46	17	6	23
Rest of World	32	1	33	10	9	19
Total comparable sales	13%	1%	14%	25%	3%	28%
__________
(1)Comparable sales includes comparable company-operated store and e-commerce net revenue.
Adjusted Financial Measures
The following tables reconcile the most directly comparable measures calculated in accordance with GAAP with the adjusted financial measures. The 2023 and 2022 adjustments relate to certain inventory provisions, goodwill and other asset impairments, and restructuring costs recognized in relation to lululemon Studio, and their related tax effects. The 2022 adjustments also relate to the gain on sale of an administrative office building, and their related tax effects. The 2021 adjustments relate to MIRROR acquisition-related expenses, and their related tax effects. Please refer to Note 5. Property and Equipment, Note 8. Impairment of Goodwill and Other Assets, Restructuring Costs, and Note 9. Acquisition-Related Expenses included in Item 8 of Part II of this report for further information on the nature of these amounts.

	2023
	Gross Profit	Gross Margin	Income from Operations	Operating Margin	Income Tax Expense	Effective Tax Rate	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
GAAP results	$5,609,405	58.3%	$2,132,676	22.2%	$625,545	28.8%	$1,550,190	$12.20
lululemon Studio charges:
lululemon Studio obsolescence provision	23,709	0.3	23,709	0.2			23,709	0.19
Impairment of assets			44,186	0.5			44,186	0.35
Restructuring costs			30,315	0.3			30,315	0.24
Tax effect of the above					26,085	(0.1)	(26,085)	(0.21)
	23,709	0.3	98,210	1.0	26,085	(0.1)	72,125	0.57
Adjusted results (non-GAAP)	$5,633,114	58.6%	$2,230,886	23.2%	$651,630	28.7%	$1,622,315	$12.77

	2022
	Gross Profit	Gross Margin	Income from Operations	Operating Margin	Income Tax Expense	Effective Tax Rate	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
GAAP results	$4,492,340	55.4%	$1,328,408	16.4%	$477,771	35.9%	$854,800	$6.68
lululemon Studio charges:
lululemon Studio obsolescence provision	62,928	0.8	62,928	0.8			62,928	0.49
Impairment of goodwill and other assets			407,913	5.0			407,913	3.19
Tax effect of the above					28,171	(7.8)	(28,171)	(0.22)
	62,928	0.8	470,841	5.8	28,171	(7.8)	442,670	3.46
Gain on disposal of assets			(10,180)	(0.1)			(10,180)	(0.08)
Tax effect of the above					(1,661)	—	1,661	0.01
Adjusted results (non-GAAP)	$4,555,268	56.2%	$1,789,069	22.1%	$504,281	28.1%	$1,288,951	$10.07

	2021
	Income from Operations	Operating Margin	Income Tax Expense	Effective Tax Rate	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
GAAP results	$1,333,355	21.3%	$358,547	26.9%	$975,322	$7.49
Transaction and integration costs	2,989	—			2,989	0.02
Acquisition-related compensation	38,405	0.7			38,405	0.29
Tax effect of the above			1,417	(0.7)	(1,417)	(0.01)
Adjusted results (non-GAAP)	$1,374,749	22.0%	$359,964	26.2%	$1,015,299	$7.79
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations, and capacity under our committed revolving credit facility, including to fund short-term working capital requirements. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, investing in our distribution centers, investing in technology and making system enhancements, funding working capital requirements, and making other strategic capital investments. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions, as well as in money market funds and term deposits.
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	2023	2022	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$2,296,164	$966,463	$1,329,701
Investing activities	(654,132)	(569,937)	(84,195)
Financing activities	(548,828)	(467,487)	(81,341)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,100)	(34,043)	29,943
Increase (decrease) in cash and cash equivalents	$1,089,104	$(105,004)	$1,194,108

Operating Activities
The increase in cash provided by operating activities was primarily as a result of:
•an increase in cash flows from changes in operating assets and liabilities of $859.1 million, primarily driven by changes in inventories, accounts payable, and prepaid expenses and other current assets, partially offset by changes in income taxes and accrued liabilities; and
•increased net income of $695.4 million.
The increase in cash provided by operating activities was partially offset by changes in adjusting items of $224.8 million, primarily driven by goodwill and other asset impairments and restructuring costs recognized in relation to lululemon Studio, as well as increased depreciation and higher cash inflows related to derivatives.
Investing Activities
The increase in cash used in investing activities was primarily due to the settlement of net investment hedges and increased capital expenditures. The increase in capital expenditures was primarily due to investment in our distribution centers as well as other technology infrastructure and system initiatives, partially offset by a decrease in company-operated store and corporate capital expenditures.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in our stock repurchases. During 2023, 1.5 million shares were repurchased at a total cost including commissions and excise taxes of $558.7 million. During 2022, 1.4 million shares were repurchased at a total cost including commissions and excise taxes of $444.0 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
The following table includes certain measures of our liquidity:

January 28, 2024
(In thousands)
Cash and cash equivalents	$2,243,971
Working capital excluding cash and cash equivalents(1)	185,345
Capacity under committed revolving credit facility	393,661
__________
(1)Working capital is calculated as current assets of $4.1 billion less current liabilities of $1.6 billion.
Capital expenditures are expected to range between $690.0 million and $710.0 million in 2024.
Our current commitments with respect to inventory purchases are included within our purchase obligations outlined below. The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of January 28, 2024 was $1.3 billion, a decrease of 9% from January 29, 2023. We expect our inventories to decrease during the first half of 2024 compared to the first half of 2023, and then increase in the second half of 2024 compared to the second half of 2023.

Our existing Americas credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of January 28, 2024, aside from letters of credit of $6.3 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 12. Revolving Credit Facilities included in Item 8 of Part II of this report.
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
Purchase obligations. The amounts listed for purchase obligations in the table below represent agreements (including open purchase orders) to purchase products and for other expenditures in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, values are subject to change, such as for product purchases throughout the production process. The reported amounts exclude liabilities included in our consolidated balance sheets as of January 28, 2024.
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
The following table summarizes our contractual arrangements due by fiscal year as of January 28, 2024, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Total	2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Operating leases (minimum rent)	$1,645,318	$300,379	$287,224	$232,510	$214,519	$158,252	$452,434
Purchase obligations	688,934	656,376	5,566	10,506	2,899	13,587	—
One-time transition tax payable	28,555	12,691	15,864	—	—	—	—
As of January 28, 2024, our operating lease commitments for distribution center operating leases which have been committed to, but not yet commenced, was $299.6 million, which is not reflected in the table above.
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of January 28, 2024, letters of credit and letters of guarantee totaling $10.2 million had been issued, including $6.3 million under our committed revolving credit facility.
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
Our critical accounting policies, estimates, and judgements are as follows, and see Note 2. Summary of Significant Accounting Policies included in Item 8 of Part II for additional information:
Inventory provision
Inventory is valued at the lower of cost and net realizable value. We periodically review our inventories and make a provision for obsolescence and goods that have quality issues or that are damaged. We record a provision at an amount that is equal to the difference between the inventory cost and its net realizable value. As of January 28, 2024 the net carrying value of our inventories was $1.3 billion, which included provisions for obsolete and damaged inventory of $139.7 million. The provision is determined based upon assumptions about product quality, damages, future demand, selling prices, and market conditions, and includes a provision of $63.0 million against lululemon Studio Mirror inventory.
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
As of January 28, 2024, the net investment in our Canadian subsidiaries was $2.5 billion, of which $1.6 billion was determined to be indefinitely reinvested. The paid-up-capital balance of the Canadian subsidiaries was approximately $140.0 million.
We have recognized a deferred tax liability of $41.2 million as of January 28, 2024 which represents the Canadian withholding taxes payable on the portion of our Canadian earnings that are not indefinitely reinvested and cannot be repatriated as a return of capital, and U.S. state income taxes payable upon repatriation of the amounts which are not indefinitely reinvested.
In future periods, if the net investment in our Canadian subsidiaries continues to grow, whether due to the accumulation of profits by these subsidiaries or due to a change in the amount that is indefinitely reinvested, we will record additional deferred tax liabilities, including both Canadian withholding taxes for the amount in excess of the paid-up capital balance and U.S. state income taxes.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Translation Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. As a result of the fluctuation in exchange rates compared to the U.S. dollar our revenue was $89.8 million lower in 2023 in comparison to 2022.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income (loss) within stockholders' equity. A significant portion of our net assets are held by our Canadian dollar subsidiary. We enter into forward currency contracts in order to hedge a portion of the foreign currency exposure associated with the translation of our net investment in our Canadian subsidiary. The impact to other comprehensive loss of translation of our Canadian subsidiaries was an increase in the loss of $9.0 million, inclusive of net investment hedge gains.
Transaction Risk. We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. We also hold cash and cash equivalents and other monetary assets in currencies that are different to the functional currency of our subsidiaries. As of January 28, 2024, we had certain forward currency contracts outstanding in order to economically hedge the foreign currency revaluation gains and losses recognized by our foreign subsidiaries, including our Canadian and Chinese subsidiaries, on their monetary assets and liabilities denominated in currencies other than their functional currency.
We perform a sensitivity analysis to determine the market risk exposure associated with the fair values of our forward currency contracts. The net fair value of outstanding derivatives as of January 28, 2024 was a liability of $2.2 million. As of January 28, 2024, a 10% depreciation in the U.S. dollar against the hedged currencies would have resulted in the net fair value of outstanding derivatives depreciating by $29.8 million. The hypothetical change in the fair value of the forward currency contracts would have been substantially offset by a corresponding but directionally opposite change in the underlying hedged items.
In the future, in an effort to reduce foreign currency exchange risks, we may enter into further derivative financial instruments including hedging additional currency pairs. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Please refer to Note 17. Derivative Financial Instruments included in Item 8 of Part II of this report for further details on the nature of our financial instruments.
Interest Rate Risk
Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of January 28, 2024, aside from letters of credit of $6.3 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. As of January 28, 2024, we held cash and cash equivalents of $2.2 billion. Interest generated on cash balances is subject to variability as interest rates increase or decrease.
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
Inflation
Inflationary factors such as increases in the cost of our product, as well as overhead costs and capital expenditures may adversely affect our operating results. During 2022 and 2023, our operating margin was impacted by increased wage rates. During 2022, our gross margin was impacted by higher air freight costs as a result of global supply chain disruption.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of lululemon athletica inc. and its subsidiaries (together, the Company) as of January 28, 2024 and January 29, 2023, and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the 52-week years ended January 28, 2024, January 29, 2023, and January 30, 2022, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2024 and January 29, 2023, and the results of its operations and its cash flows for each of the 52-week years ended January 28, 2024, January 29, 2023, and January 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s 2023 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Inventory Provision
As described in Notes 2 and 3 to the consolidated financial statements, inventories are valued at the lower of cost and net realizable value, and management records a provision as necessary to appropriately value inventories that are obsolete, have quality issues, or are damaged. Provision expense is recorded in cost of goods sold. As of January 28, 2024, the Company’s consolidated net inventories balance was $1,323.6 million inclusive of the inventory provision of $141.5 million. The amount of the inventory provision is equal to the difference between the cost of the inventory and its estimated net realizable value based on assumptions about product quality, damages, future demand, selling prices, and market conditions.
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
March 21, 2024

We have served as the Company's auditor since 2006.

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	January 28, 2024	January 29, 2023
ASSETS
Current assets
Cash and cash equivalents	$2,243,971	$1,154,867
Accounts receivable, net	124,769	132,906
Inventories	1,323,602	1,447,367
Prepaid and receivable income taxes	183,733	185,641
Prepaid expenses and other current assets	184,502	238,672
	4,060,577	3,159,453
Property and equipment, net	1,545,811	1,269,614
Right-of-use lease assets	1,265,610	969,419
Goodwill	24,083	24,144
Intangible assets, net	—	21,961
Deferred income tax assets	9,176	6,402
Other non-current assets	186,684	156,045
	$7,091,941	$5,607,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$348,441	$172,732
Accrued liabilities and other	348,555	399,223
Accrued compensation and related expenses	326,110	248,167
Current lease liabilities	249,270	207,972
Current income taxes payable	12,098	174,221
Unredeemed gift card liability	306,479	251,478
Other current liabilities	40,308	38,405
	1,631,261	1,492,198
Non-current lease liabilities	1,154,012	862,362
Non-current income taxes payable	15,864	28,555
Deferred income tax liabilities	29,522	55,084
Other non-current liabilities	29,201	20,040
	2,859,860	2,458,239
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 121,106 and 122,205 issued and outstanding	606	611
Additional paid-in capital	575,369	474,645
Retained earnings	3,920,362	2,926,127
Accumulated other comprehensive loss	(264,256)	(252,584)
	4,232,081	3,148,799
	$7,091,941	$5,607,038
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Net revenue	$9,619,278	$8,110,518	$6,256,617
Cost of goods sold	4,009,873	3,618,178	2,648,052
Gross profit	5,609,405	4,492,340	3,608,565
Selling, general and administrative expenses	3,397,218	2,757,447	2,225,034
Impairment of goodwill and other assets, restructuring costs	74,501	407,913	—
Amortization of intangible assets	5,010	8,752	8,782
Acquisition-related expenses	—	—	41,394
Gain on disposal of assets	—	(10,180)	—
Income from operations	2,132,676	1,328,408	1,333,355
Other income (expense), net	43,059	4,163	514
Income before income tax expense	2,175,735	1,332,571	1,333,869
Income tax expense	625,545	477,771	358,547
Net income	$1,550,190	$854,800	$975,322

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(23,077)	$(65,571)	$(28,494)
Net investment hedge gains (losses)	11,405	8,904	9,732
Other comprehensive income (loss), net of tax	(11,672)	(56,667)	(18,762)
Comprehensive income	$1,538,518	$798,133	$956,560

Basic earnings per share	$12.23	$6.70	$7.52
Diluted earnings per share	$12.20	$6.68	$7.49
Basic weighted-average number of shares outstanding	126,726	127,666	129,768
Diluted weighted-average number of shares outstanding	127,060	128,017	130,295
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 31, 2021	5,203	5,203	$—	125,150	$626	$388,667	$2,346,428	$(177,155)	$2,558,566
Net income							975,322		975,322
Other comprehensive income (loss), net of tax								(18,762)	(18,762)
Stock-based compensation expense						69,137			69,137
Common stock issued upon settlement of stock-based compensation				502	2	18,192			18,194
Shares withheld related to net share settlement of stock-based compensation				(153)	(1)	(49,808)			(49,809)
Repurchase of common stock				(2,202)	(11)	(3,681)	(808,910)		(812,602)
Balance as of January 30, 2022	5,203	5,203	$—	123,297	$616	$422,507	$2,512,840	$(195,917)	$2,740,046
Net income							854,800		854,800
Other comprehensive income (loss), net of tax								(56,667)	(56,667)
Common stock issued upon exchange of exchangeable shares	(87)	(87)	—	87	—	—			—
Stock-based compensation expense						78,075			78,075
Common stock issued upon settlement of stock-based compensation				322	2	11,702			11,704
Shares withheld related to net share settlement of stock-based compensation				(105)	—	(35,158)			(35,158)
Repurchase of common stock, including excise tax				(1,396)	(7)	(2,481)	(441,513)		(444,001)
Balance as of January 29, 2023	5,116	5,116	$—	122,205	$611	$474,645	$2,926,127	$(252,584)	$3,148,799

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Net income							1,550,190		1,550,190
Other comprehensive income (loss), net of tax								(11,672)	(11,672)
Stock-based compensation expense						93,560			93,560
Common stock issued upon settlement of stock-based compensation				479	2	42,428			42,430
Shares withheld related to net share settlement of stock-based compensation				(96)	—	(32,574)			(32,574)
Repurchase of common stock, including excise tax				(1,482)	(7)	(2,690)	(555,955)		(558,652)
Balance as of January 28, 2024	5,116	5,116	$—	121,106	$606	$575,369	$3,920,362	$(264,256)	$4,232,081
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Cash flows from operating activities
Net income	$1,550,190	$854,800	$975,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	379,384	291,791	224,206
lululemon Studio obsolescence provision	23,709	62,928	—
Impairment of goodwill and other assets, restructuring costs	74,501	407,913	—
Gain on disposal of assets	—	(10,180)	—
Stock-based compensation expense	93,560	78,075	69,137
Derecognition of unredeemed gift card liability	(28,547)	(23,337)	(18,699)
Settlement of derivatives not designated in a hedging relationship	32,527	(38,649)	15,191
Deferred income taxes	(28,383)	3,042	(5,180)
Changes in operating assets and liabilities:
Inventories	66,584	(573,438)	(323,609)
Prepaid and receivable income taxes	1,908	(66,714)	20,108
Prepaid expenses and other current assets	47,167	(113,820)	(82,404)
Other non-current assets	(53,280)	(36,518)	(17,556)
Accounts payable	177,367	(107,280)	117,655
Accrued liabilities and other	(71,734)	65,364	103,878
Accrued compensation and related expenses	70,327	47,254	75,273
Current and non-current income taxes payable	(173,196)	35,986	120,778
Unredeemed gift card liability	84,315	68,266	71,441
Right-of-use lease assets and current and non-current lease liabilities	37,535	23,905	13,494
Other current and non-current liabilities	12,230	(2,925)	30,073
Net cash provided by operating activities	2,296,164	966,463	1,389,108
Cash flows from investing activities
Purchase of property and equipment	(651,865)	(638,657)	(394,502)
Settlement of net investment hedges	(1,609)	47,804	(23,389)
Other investing activities	(658)	20,916	(10,000)
Net cash used in investing activities	(654,132)	(569,937)	(427,891)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	42,430	11,704	18,194
Shares withheld related to net share settlement of stock-based compensation	(32,574)	(35,158)	(49,809)
Repurchase of common stock	(558,652)	(444,001)	(812,602)
Other financing activities	(32)	(32)	(770)
Net cash used in financing activities	(548,828)	(467,487)	(844,987)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,100)	(34,043)	(6,876)
Increase (decrease) in cash and cash equivalents	1,089,104	(105,004)	109,354
Cash and cash equivalents, beginning of period	$1,154,867	$1,259,871	$1,150,517
Cash and cash equivalents, end of period	$2,243,971	$1,154,867	$1,259,871
See accompanying notes to the consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of performance apparel, footwear, and accessories. The Company organizes its operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA"). It conducts its business through a number of different channels in each market, including company-operated stores, e-commerce, temporary locations, wholesale, outlets, a re-commerce program, and license and supply arrangements. There were 711, 655, and 574 company-operated stores in operation as of January 28, 2024, January 29, 2023, and January 30, 2022, respectively.
Basis of presentation
The consolidated financial statements have been presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP").
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2023, fiscal 2022, and fiscal 2021 were each 52-week years. Fiscal 2023, 2022, and 2021 ended on January 28, 2024, January 29, 2023, and January 30, 2022, respectively, and are referred to as "2023," "2022," and "2021," respectively.
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
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand, bank balances, money market funds, and short-term deposits with original maturities of three months or less. The Company has not experienced any losses related to these balances, and management believes the Company's credit risk to be minimal.
Accounts receivable
Accounts receivable primarily arise out of third party gift card sales, sales to wholesale accounts, online marketplaces, duty receivables, and license and supply arrangements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As of January 28, 2024 and January 29, 2023, the Company had an insignificant allowance for doubtful accounts.
Inventories
Inventories, consisting of finished goods, inventories in transit, and raw materials, are stated at the lower of cost and net realizable value. Cost is determined using weighted-average costs, and includes all costs incurred to deliver inventory to the Company's distribution centers including freight, non-refundable taxes, duty, and other landing costs.
The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its provision in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink provision accordingly.
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
Impairment of long-lived assets
Long-lived assets, held for use are evaluated for impairment when the occurrence of events or a change in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their carrying value to the estimated undiscounted future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in income in the period that the impairment is determined.
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

Revenue recognition
Net revenue is comprised of company-operated store net revenue, e-commerce net revenue through websites and mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via the Company's distribution centers, and other net revenue, which includes revenue from outlets, sales to wholesale accounts, license and supply arrangement net revenue, which consists of royalties as well as sales of the Company's products to licensees, re-commerce revenue, revenue from temporary locations, and lululemon Studio revenue. All revenue is reported net of markdowns, discounts, sales taxes collected from customers on behalf of taxing authorities, and returns. lululemon Studio generates gross revenue from digital content subscriptions.
Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods or services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue from company-operated stores and other retail locations is recognized at the point of sale. E-commerce revenue, sales to wholesale accounts and in-home fitness hardware sales are recognized upon receipt by the customer. In certain arrangements the Company receives payment before the customer receives the promised good. These payments are initially recorded as deferred revenue, and recognized as revenue in the period when control is transferred to the customer.
Revenue is presented net of an allowance for estimated returns. The Company's liability for sales return refunds is recognized within accrued liabilities and other, and an asset for the value of inventory which is expected to be returned is recognized within other prepaid expenses and other current assets on the consolidated balance sheets. As of January 28, 2024 and January 29, 2023, the sales return allowance was $61.6 million and $55.5 million, respectively.
Shipping fees billed to customers are recorded as revenue, and shipping costs are recognized within selling, general and administrative expenses in the same period the related revenue is recognized.
Proceeds from the sale of gift cards are initially deferred and recognized within unredeemed gift card liability on the consolidated balance sheets, and are recognized as revenue when tendered for payment. While the Company will continue to honor all gift cards presented for payment, to the extent management determines there is no requirement to remit unused card balances to government agencies under unclaimed property laws, the portion of card balances not expected to be redeemed are recognized in net revenue in proportion to the gift cards which have been redeemed, under the redemption recognition method. For 2023, 2022, and 2021, net revenue recognized on unredeemed gift card balances was $28.5 million, $23.3 million, and $18.7 million, respectively.
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
•hemming costs;
•shrink and inventory provision expense; and
•the cost of digital content subscription services

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
For 2023, 2022, and 2021, the Company incurred costs to transport its products from its distribution facilities to its retail locations and e-commerce guests of $374.2 million, $353.7 million, and $270.8 million, respectively.
Advertising and Marketing Costs
Advertising costs, including the costs to produce advertising, are expensed as incurred. Advertising expenses were $429.7 million, $328.6 million, and $297.5 million for 2023, 2022, and 2021, respectively, and are included within selling, general and administrative expenses.
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
The Company evaluates its tax filing positions and recognizes the largest amount of tax benefit that is considered more likely than not to be sustained upon examination by the relevant taxing authorities based on the technical merits of the position. This determination requires the use of significant judgment. Income tax expense is adjusted in the period in which an uncertain tax position is effectively settled, the statute of limitations expires, facts or circumstances change, tax laws change, or new information becomes available. The Company's policy is to recognize interest expense and penalties related to income tax matters as part of income tax expense. Accrued interest and penalties are included within the related tax liability on the Company's consolidated balance sheets.
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
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis, and performs certain valuations on a non-recurring basis, which are outlined in Note 16. Fair Value Measurement.
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
The Company does not enter into derivative contracts for speculative or trading purposes. Additional information on the Company's derivative financial instruments is included in Note 16. Fair Value Measurement and Note 17. Derivative Financial Instruments.
Concentration of credit risk
Accounts receivable primarily arise out of third party gift card sales, sales to wholesale accounts, online marketplaces, duty receivables, and license and supply arrangements. The Company generally does not require collateral to support the accounts receivable; however, in certain circumstances, the Company may require parties to provide payment for goods prior to delivery of the goods or to provide letters of credit. The accounts receivable are net of an allowance for doubtful accounts, which is established based on management's assessment of the credit risk of the underlying accounts.
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

The Company's derivative contracts contain certain credit risk-related contingent features. Under certain circumstances, including an event of default, bankruptcy, termination, and cross default under the Company's Americas revolving credit facility, the Company may be required to make immediate payment for outstanding liabilities under its derivative contracts.
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
The grant date fair value of each stock option granted is estimated on the grant date using the Black-Scholes model. The grant date fair value of restricted shares, performance-based restricted stock units, and restricted stock units is based on the closing price of the Company's common stock on the grant date. Restricted stock units that were settled in cash or common stock at the election of the employee were remeasured to fair value at the end of each reporting period until settlement. This fair value was based on the closing price of the Company's common stock on the last business day before each period end.
Earnings per share
Earnings per share is calculated using the weighted-average number of common and exchangeable shares outstanding during the period. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have in effect the same economic rights and share equally in undistributed net income. Diluted earnings per share is calculated by dividing net income available to stockholders for the period by the diluted weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, performance-based restricted stock units that have satisfied their performance factor, restricted shares, and restricted stock units using the treasury stock method.
Contingencies
In the ordinary course of business, the Company is involved in legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from claims against it, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.
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
Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted during 2023 not listed below were assessed, and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to require annual and interim disclosures about the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about the obligations under these programs, including the amount outstanding at the end of each reporting period and a roll-forward of those obligations. The Company adopted this update during the first quarter of 2023 and the related disclosures are included in Note 13. Supply Chain Financing Program.

Recently issued accounting pronouncements
ASUs recently issued not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's consolidated financial position or results of operations.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Entities will be required to provide disclosures of significant segmented expenses and other categories used by the Chief Operating Decision Maker ("CODM") in order to enhance disclosure at the segment level. This amendment is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and is applied retrospectively for periods presented in the financial statements. The Company is currently evaluating the impact that this new guidance may have on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This disclosure requires expanded disclosure within the rate reconciliation as well as disaggregation of annual taxes paid. This amendment is effective for annual periods beginning after December 15, 2023, and is applied prospectively. The Company is currently evaluating the impact that this new guidance may have on its financial statement disclosures.
Note 3. Inventories

	January 28, 2024	January 29, 2023
	(In thousands)
Inventories, at cost	$1,465,076	$1,571,981
Provision to reduce inventories to net realizable value:
lululemon Studio Mirror provision	(62,956)	(65,328)
Obsolescence provision	(42,903)	(18,903)
Damages provision	(33,836)	(38,996)
Shrink provision	(1,779)	(1,387)
	(141,474)	(124,614)
Inventories	$1,323,602	$1,447,367
Please refer to Note 8. Impairment of Goodwill and Other Assets, Restructuring Costs for further details on the lululemon Studio obsolescence provision.
Note 4. Prepaid Expenses and Other Current Assets

	January 28, 2024	January 29, 2023
	(In thousands)
Prepaid expenses	137,203	142,003
Forward currency contract assets	647	16,707
Other current assets	46,652	79,962
Prepaid expenses and other current assets	$184,502	$238,672

Note 5. Property and Equipment

	January 28, 2024	January 29, 2023
	(In thousands)
Land	$79,498	$80,692
Buildings	29,032	28,850
Leasehold improvements	1,006,926	818,071
Furniture and fixtures	156,656	144,572
Computer hardware	176,597	166,768
Computer software	1,032,567	742,295
Equipment and vehicles	34,017	30,766
Work in progress	247,943	244,898
Property and equipment, gross	2,763,236	2,256,912
Accumulated depreciation	(1,217,425)	(987,298)
Property and equipment, net	$1,545,811	$1,269,614
Depreciation expense related to property and equipment was $374.0 million, $282.7 million, and $215.3 million for 2023, 2022, and 2021, respectively.
Gain on Disposal of Assets
During the second quarter of 2022, the Company completed the sale of an administrative office building, which resulted in a pre-tax gain of $10.2 million. The income tax effect of the gain on disposal of assets was an expense of $1.7 million.
Note 6. Goodwill
The changes in the carrying amounts of goodwill were as follows:

Goodwill
(In thousands)
Balance as of January 30, 2022	$386,880
Impairment of goodwill	(362,492)
Effect of foreign currency translation	(244)
Balance as of January 29, 2023	$24,144
Effect of foreign currency translation	(61)
Balance as of January 28, 2024	$24,083
The Company recognized an impairment charge of $362.5 million related to the lululemon Studio reporting unit as of January 29, 2023 on the goodwill that arose from the acquisition of MIRROR. Please refer to Note 8. Impairment of Goodwill and Other Assets, Restructuring Costs for further information.

Note 7. Intangible Assets
A summary of the balances of the Company's intangible assets as of January 28, 2024, January 29, 2023, is presented below:

	January 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
	(In thousands)
MIRROR brand	$26,500	$(4,089)	$(22,411)	$—
Customer relationships	28,000	(7,492)	(20,508)	—
Technology	25,500	(12,632)	(12,868)	—
Content	5,000	(3,250)	(1,750)	—
Other	270	(270)	—	—
Intangible assets	$85,270	$(27,733)	$(57,537)	$—

	January 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Useful Life (Years)
	(In thousands, except in years)
MIRROR brand	$26,500	$(3,423)	$(20,077)	$3,000	3.0
Customer relationships	28,000	(7,492)	(20,508)	—	n/a
Technology	25,500	(8,956)	—	16,544	3.0
Content	5,000	(2,583)	—	2,417	2.4
Other	270	(270)	—	—	n/a
Intangible assets	$85,270	$(22,724)	$(40,585)	$21,961	2.9
Amortization of intangible assets was $5.0 million, $8.8 million, and $8.8 million in 2023, 2022, and 2021, respectively.
During 2022 and 2023, the Company recognized intangible asset impairment charges of $40.6 million and $17.0 million, respectively. These impairment charges related to the intangible assets that were recognized on the acquisition of MIRROR. Please refer to Note 8. Impairment of Goodwill and Other Assets, Restructuring Costs for further information.
Note 8. Impairment of Goodwill and Other Assets, Restructuring Costs
During 2022, the Company decided to shift its lululemon Studio strategy to focus on providing digital app-based services. The Company continued to sell the lululemon Studio Mirror hardware in 2023, and reached the decision to cease selling it during the third quarter of 2023. It also contracted with Peloton Interactive, Inc. to be the exclusive digital fitness content provider to existing lululemon Studio subscribers, and stopped producing its own digital fitness content. The Company ceased selling the lululemon Studio Mirror and new digital content subscriptions in December 2023.

These strategy shifts resulted in impairment testing and the recognition of goodwill impairment, inventory provisions, asset impairments, and restructuring costs related to the lululemon Studio reporting unit. The following table summarizes the amounts recognized:

	2023	2022
	(In thousands)
Costs recorded in cost of goods sold:
lululemon Studio obsolescence provision	$23,709	$62,928

Costs recorded in operating expenses:
Impairment of assets:
Impairment of goodwill	$—	$362,492
Impairment of intangible assets	16,951	40,585
Impairment of cloud computing arrangement implementation costs	16,074	—
Impairment of property and equipment	11,161	4,836
	$44,186	$407,913
Restructuring costs	30,315	—
Impairment of goodwill and other assets, restructuring costs	$74,501	$407,913

Total pre-tax charges	$98,210	$470,841

Income tax effects of charges	$(26,085)	$(28,171)
Total after-tax charges	$72,125	$442,670
lululemon Studio obsolescence provision
During 2022, the change in strategy related to lululemon Studio to focus on digital app-based services meant the Company no longer expected to be able to sell all of the lululemon Studio hardware inventory above cost and it recognized an obsolescence provision of $62.9 million. The net realizable value was determined based on hardware sales forecasts and assumptions regarding liquidation value.
As a result of the decision to cease selling the lululemon Studio Mirror in the third quarter of 2023, the Company recognized a further inventory obsolescence provision of $23.7 million during 2023. The net realizable value of the lululemon Studio inventory was based on assumptions regarding liquidation value.
Impairment of goodwill and other assets
As a result of the strategy shift during 2022, it was concluded that the Company should conduct an impairment test for the goodwill, intangible assets, and property and equipment related to lululemon Studio as of January 29, 2023. The Company used a discounted cash flow model to estimate the fair value of the lululemon Studio reporting unit based on the updated strategic plans, supplemented by market comparable analysis, which indicated the fair value of lululemon Studio was lower than its carrying value, and led to a recognition of an impairment of goodwill of $362.5 million. The key assumptions used to estimate the fair value of the lululemon Studio reporting unit were the revenue growth rates, operating profit margins, and the discount rate. The fair value of the lululemon Studio reporting unit was a Level 3 fair value measurement.
As of January 29, 2023, the undiscounted cash flows of the lululemon Studio asset group to which the intangible assets belonged were less than their carrying value, and therefore the Company calculated the fair value of the asset group, which was also less than its carrying value. This resulted in impairment of intangible assets of $40.6 million relating to the MIRROR brand, which was associated with in-home hardware, and to the customer relationship intangible assets that were recognized as part of the acquisition.
During 2023, as a result of the Company's decision to no longer produce digital fitness content and to cease the sale of the lululemon Studio Mirror, the Company performed impairment testing for the lululemon Studio asset group as of October 29, 2023. The undiscounted cash flows of the lululemon Studio asset group were less than their carrying value, and therefore the Company calculated the fair value of the asset group, which was also less than its carrying value.

As a result of the impairment test, the Company recognized asset impairments totaling $44.2 million during 2023. The fair value of long-lived assets was based on a discounted cash flow model, and is a Level 3 non-recurring fair value measurement. The key assumptions used to estimate the fair value were subscriber churn rates and operating costs.
Restructuring costs
During 2023, the Company recognized restructuring costs of $30.3 million for lululemon Studio primarily related to contract termination costs, employee severance costs, and professional fees.
Note 9. Acquisition-Related Expenses
In connection with the acquisition of MIRROR in fiscal 2020, the Company recognized certain expenses which were included within acquisition-related expenses in the consolidated statements of operations. These amounts included acquisition-related compensation, transaction and integration costs, and a gain on the Company's existing investment in MIRROR. During 2021, $41.4 million was recognized. There were no acquisition-related expenses recognized in 2023 or 2022.
Note 10. Other Non-Current Assets

	January 28, 2024	January 29, 2023
	(In thousands)
Cloud computing arrangement implementation costs	$133,597	$114,700
Security deposits	31,825	28,447
Other	21,262	12,898
Other non-current assets	$186,684	$156,045
As of January 28, 2024 and January 29, 2023, cloud computing arrangement implementation costs consisted of deferred costs of $289.3 million and $212.4 million, respectively, and associated accumulated amortization of $155.7 million and $97.7 million, respectively.
Note 11. Accrued Liabilities and Other

	January 28, 2024	January 29, 2023
	(In thousands)
Accrued operating expenses	$147,215	$169,429
Sales return allowances	61,634	55,528
Accrued freight	41,241	57,692
Accrued capital expenditures	31,936	19,365
Accrued duty	25,817	21,046
Accrued rent	12,522	12,223
Accrued inventory liabilities	4,783	4,345
Sales tax collected	3,088	20,183
Forward currency contract liabilities	2,872	25,625
Other	17,447	13,787
Accrued liabilities and other	$348,555	$399,223
Note 12. Revolving Credit Facilities
Americas revolving credit facility
On December 14, 2021, the Company entered into an amended and restated credit agreement extending its existing credit facility, which provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. Borrowings under the credit facility may be prepaid and commitments may be reduced or terminated without premium or penalty (other than customary breakage costs).

As of January 28, 2024, aside from letters of credit of $6.3 million, the Company had no other borrowings outstanding under this credit facility.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of January 28, 2024, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
In December 2019, the Company entered into an uncommitted and unsecured 130.0 million Chinese Yuan ($18.1 million) revolving credit facility with terms that are reviewed on an annual basis. The credit facility was increased to 230.0 million Chinese Yuan ($32.0 million) during 2020 and increased to 240.0 million Chinese Yuan ($33.4 million) during 2023. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($27.9 million) and a financial guarantee facility of up to 40.0 million Chinese Yuan ($5.6 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of January 28, 2024, the Company was in compliance with the covenants and, aside from letters of credit of 32.5 million Chinese Yuan ($4.5 million), there were no other borrowings or guarantees outstanding under this credit facility.
Note 13. Supply Chain Financing Program
The Company facilitates a voluntary supply chain financing ("SCF") program that allows its suppliers to elect to sell the receivables owed to them by the Company to a third party financial institution. Participating suppliers negotiate arrangements directly with the financial institution. If a supplier chooses to participate in the SCF program it may request an invoice be paid earlier than it would by the Company, and the financial institution at its sole and absolute discretion, may elect to make an early payment to the supplier at a discount. The Company's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier's participation in the arrangement and the Company provides no guarantees to any third parties under the SCF program.

A roll-forward of the amounts outstanding under the SCF program, which are presented within accounts payable, is presented below:

2023
(In thousands)
Supply chain financing program balance, beginning of year	$17,578
Amounts added during the year	$533,640
Amounts settled during the year	$(509,079)
Supply chain financing program balance, end of year	$42,139
Note 14. Stockholders' Equity
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
Note 15. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
In June 2023, the Company's stockholders approved the adoption of the lululemon athletica inc. 2023 Equity Incentive Plan. The 2023 Equity Incentive Plan provides for awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance-based restricted stock units, cash-based awards, other stock-based awards, and deferred compensation awards to employees (including officers and directors who are also employees), consultants, and directors of the Company.
The awards granted under the 2014 Equity Incentive Plan remain outstanding and continue to vest under their original conditions. No further awards will be granted under the 2014 Equity Incentive Plan.
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
Stock-based compensation expense charged to income for the plans was $92.7 million, $77.2 million, and $66.4 million for 2023, 2022, and 2021, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $135.9 million as of January 28, 2024, which is expected to be recognized over a weighted-average period of 2.0 years, and was $118.0 million as of January 29, 2023 over a weighted-average period of 2.1 years.

A summary of the balances of the Company's stock-based compensation plans as of January 28, 2024, January 29, 2023, and January 30, 2022, and changes during the fiscal years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units		Restricted Stock Units (Liability Accounting)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Fair Value
	(In thousands, except per share amounts)
Balance as of January 31, 2021	804	$139.27	199	$149.20	4	$299.09	275	$166.50	15	$328.68
Granted	194	310.29	139	185.37	4	326.70	129	331.42	—	—
Exercised/vested	174	104.85	165	100.89	4	299.09	144	139.33	15	397.83
Forfeited/expired	35	199.76	6	216.62	—	—	22	235.23	—	—
Balance as of January 30, 2022	789	$186.10	167	$225.27	4	$326.70	238	$265.90	—	$—
Granted	192	371.04	117	274.90	5	308.66	120	364.51	—	—
Exercised/vested	93	127.68	114	170.04	4	326.70	111	241.02	—	—
Forfeited/expired	22	286.56	4	307.76	—	—	26	334.39	—	—
Balance as of January 29, 2023	866	$230.78	166	$295.93	5	$308.66	221	$323.89	—	$—
Granted	213	360.00	121	296.27	4	370.59	132	364.63	—	—
Exercised/vested	264	160.45	104	201.56	5	308.66	106	294.65	—	—
Forfeited/expired	32	332.26	8	351.14	—	368.36	24	350.38	—	—
Balance as of January 28, 2024	783	$285.69	175	$349.84	4	$370.85	223	$359.12	—	$—
A total of 4.0 million shares of the Company's common stock have been authorized for future issuance under the Company's 2023 Equity Incentive Plan.
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
The grant date fair value of the restricted shares and restricted stock units is based on the closing price of the Company's common stock on the grant date. Restricted stock units that were settled in cash or common stock at the election of the employee were remeasured to fair value at the end of each reporting period until settlement. This fair value was based on the closing price of the Company's common stock on the last business day before each period end.
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted in 2023, 2022, and 2021:

	2023	2022	2021
Expected term	3.75 years	3.75 years	3.75 years
Expected volatility	42.35%	40.00%	39.32%
Risk-free interest rate	3.49%	2.51%	0.50%
Dividend yield	—%	—%	—%

The following table summarizes information about stock options outstanding and exercisable as of January 28, 2024:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
	(In thousands, except per share amounts and years)
$2.78-$174.52	151	$146.29	1.8	151	$146.29	1.8
$188.84-$296.36	121	189.43	3.1	79	189.43	3.1
$306.71-$356.93	157	309.16	4.3	63	309.07	4.2
$358.09-$358.09	192	358.09	6.1	1	358.09	6.2
$368.36-$502.74	162	378.96	5.2	33	378.71	5.0
	783	$285.69	4.3	327	$212.01	2.9
Intrinsic value	$150,645			$86,874
As of January 28, 2024, the unrecognized compensation cost related to these options was $35.8 million, which is expected to be recognized over a weighted-average period of 2.6 years. The weighted-average grant date fair value of options granted during 2023, 2022, and 2021 was $130.75, $124.17, and $94.09, respectively.
The following table summarizes the intrinsic value of options exercised and awards that vested during 2023, 2022, and 2021:

	2023	2022	2021
	(In thousands)
Stock options	$69,316	$19,906	$46,761
Performance-based restricted stock units	33,198	37,672	52,495
Restricted shares	1,661	1,152	1,364
Restricted stock units	38,016	37,275	47,042
Restricted stock units (liability accounting)	—	—	5,938
	$142,191	$96,005	$153,600
Employee share purchase plan
The Company's board of directors and stockholders approved the Company's Employee Share Purchase Plan ("ESPP") in September 2007. Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During each of 2023, 2022, and 2021, there were 0.1 million shares purchased. As of January 28, 2024, 4.4 million shares remain authorized to be purchased under the ESPP.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two-year vesting period. The Company's net expense for the defined contribution plans was $19.8 million, $14.0 million, and $11.8 million during 2023, 2022, and 2021, respectively.

Note 16. Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis
As of January 28, 2024 and January 29, 2023, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	January 28, 2024	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$1,102,119	$1,102,119	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	647	—	647	—	Prepaid expenses and other current assets
Forward currency contract liabilities	2,872	—	2,872	—	Other current liabilities

	January 29, 2023	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$568,000	$568,000	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	16,707	—	16,707	—	Prepaid expenses and other current assets
Forward currency contract liabilities	25,625	—	25,625	—	Other current liabilities
The Company has short-term, highly liquid investments classified as cash equivalents, which are invested in money market funds and short-term deposits with original maturities of three months or less. The Company records cash equivalents at their original purchase prices plus interest that has accrued at the stated rate.
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
During 2023 and 2022, the Company recorded impairment charges for goodwill, intangible assets, cloud computing arrangement implementation costs, and property and equipment, as disclosed in Note 8. Impairment of Goodwill and Other Assets, Restructuring Costs. That note includes details on the discounted cash flow model used to estimate fair value, which is a Level 3 valuation technique.
Note 17. Derivative Financial Instruments
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during 2023.
Derivatives not designated as hedging instruments
During 2023, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
Quantitative disclosures about derivative financial instruments
The notional amounts and fair values of forward currency contracts were as follows:

	January 28, 2024			January 29, 2023
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,242,000	$—	$258	$1,070,000	$—	$17,211
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,543,351	647	2,614	1,605,284	16,707	8,414
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$647	$2,872		$16,707	$25,625
As of January 28, 2024, there were derivative assets of $0.6 million and derivative liabilities of $2.9 million subject to enforceable netting arrangements.
The forward currency contracts designated as net investment hedges outstanding as of January 28, 2024 mature on different dates between February 2024 and September 2024.
The forward currency contracts not designated in a hedging relationship outstanding as of January 28, 2024 mature on different dates between February 2024 and October 2024.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	2023	2022	2021
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$15,344	$12,125	$13,177
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	2023	2022	2021
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$(23,232)	$4,410	$11,511
Derivatives not designated in a hedging relationship	22,765	(11,945)	(19,874)
Net foreign exchange and derivative losses	$(467)	$(7,535)	$(8,363)

Note 18. Leases
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of January 28, 2024, the initial lease terms of the various leases generally range from two to 15 years. The majority of the Company's leases include renewal options at the sole discretion of the Company. The lease term includes options to extend or terminate the lease when it is reasonably certain those options will be exercised.
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

	2023	2022	2021
	(In thousands)
Net lease expense:
Operating lease expense	$282,888	$245,767	$215,549
Short-term lease expense	15,289	16,790	12,366
Variable lease expense	152,791	114,441	90,852
	$450,968	$376,998	$318,767
The following table presents future minimum lease payments by fiscal year and the impact of discounting.

January 28, 2024
(In thousands)
2024	$300,379
2025	287,224
2026	232,510
2027	214,519
2028	158,252
Thereafter	452,434
Future minimum lease payments	$1,645,318
Impact of discounting	(242,036)
Present value of lease liabilities	$1,403,282

Balance sheet classification:
Current lease liabilities	$249,270
Non-current lease liabilities	1,154,012
$1,403,282
As of January 28, 2024, the Company's minimum lease commitment for distribution center operating leases which have been committed to, but not yet commenced, was $299.6 million, which is not reflected in the table above.
The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	January 28, 2024	January 29, 2023
Weighted-average remaining lease term	6.95 years	5.64 years
Weighted-average discount rate	4.0%	3.1%

Note 19. Income Taxes
The Company's domestic and foreign income before income tax expense and current and deferred income taxes from federal, state, and foreign sources are as follows:

	2023	2022	2021
	(In thousands)
Income (loss) before income tax expense
Domestic	$458,041	$(98,764)	$204,350
Foreign	1,717,694	1,431,335	1,129,519
	$2,175,735	$1,332,571	$1,333,869
Current income tax expense
Federal	$140,726	$34,752	$25,701
State	42,476	33,369	17,608
Foreign	469,090	400,250	322,105
	$652,292	$468,371	$365,414
Deferred income tax expense (recovery)
Federal	$(14,741)	$8,932	$5,858
State	(3,097)	2,363	1,045
Foreign	(8,909)	(1,895)	(13,770)
	$(26,747)	$9,400	$(6,867)
Income tax expense	$625,545	$477,771	$358,547
The Company's income tax expense for 2023, 2022, and 2021 include certain discrete tax amounts, as follows:

	2023	2022	2021
	(In thousands)
Impairment of goodwill and other assets, restructuring costs	$(26,085)	$(28,171)	$—
Gain on disposal of assets	—	1,661	—
Acquisition-related expenses	—	—	(1,417)
Total discrete income tax expense (recovery)	$(26,085)	$(26,510)	$(1,417)
Please refer to Note 5. Property and Equipment, Note 8. Impairment of Goodwill and Other Assets, Restructuring Costs, and Note 9. Acquisition-Related Expenses for further information.
As of January 28, 2024, the Company's net investment in its Canadian subsidiaries was $2.5 billion, of which $1.6 billion was determined to be indefinitely reinvested. A deferred income tax liability of $41.2 million has been recognized in relation to the portion of the Company's net investment in its Canadian subsidiaries that is not indefinitely reinvested, representing the Canadian withholding taxes and U.S. state income taxes which would be due upon repatriation. This deferred tax liability has been recorded on the basis that the Company would choose to make the repatriation transactions in the most tax efficient manner. Specifically, to the extent that the Canadian subsidiaries have paid-up-capital, any such distributions would be structured as a return of capital, and therefore not subject to Canadian withholding tax. The unrecognized deferred tax liability on the indefinitely reinvested amount is approximately $89.7 million. No deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's other foreign subsidiaries as these earnings are permanently reinvested outside of the United States. Excluding its Canadian subsidiaries, cumulative undistributed earnings of the Company's foreign subsidiaries as of January 28, 2024 were $466.5 million.
As of January 28, 2024, the Company had cash and cash equivalents of $822.5 million outside of the United States.

A summary reconciliation of the effective tax rate is as follows:

	2023	2022	2021
	(Percentage)
Federal income tax at statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differentials	4.1	6.8	5.0
U.S. state taxes	1.0	(0.4)	0.8
Non-deductible compensation expense	0.6	0.7	0.7
Excess tax benefits from stock-based compensation	(0.4)	(0.5)	(0.9)
Tax on unremitted foreign earnings	2.6	1.4	—
Impairment of goodwill and other assets, gain on disposal of assets	—	7.8	—
Permanent and other	(0.1)	(0.9)	0.3
Effective tax rate	28.8%	35.9%	26.9%
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of January 28, 2024 and January 29, 2023 are presented below:

	January 28, 2024	January 29, 2023
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$2,385	$2,312
Inventories	43,157	43,471
Accrued bonuses	19,075	13,647
Unredeemed gift card liability	15,580	12,877
Non-current lease liabilities	286,528	216,495
Research and experimental expenditures	48,922	—
Stock-based compensation	20,057	16,093
Other	16,802	9,645
Deferred income tax assets	452,506	314,540
Valuation allowance	(2,334)	(743)
Deferred income tax assets, net of valuation allowance	$450,172	$313,797
Deferred income tax liabilities:
Property and equipment, net	$(162,312)	$(142,516)
Intangible assets, net	—	(5,224)
Right-of-use lease assets	(265,157)	(192,221)
Other	(43,049)	(22,518)
Deferred income tax liabilities	(470,518)	(362,479)
Net deferred income tax liabilities	$(20,346)	$(48,682)

Balance sheet classification:
Deferred income tax assets	$9,176	$6,402
Deferred income tax liabilities	(29,522)	(55,084)
Net deferred income tax liabilities	$(20,346)	$(48,682)
As of January 28, 2024, the Company had net operating loss carryforwards of $20.0 million. The majority of the net operating loss carryforwards expire, if unused, between fiscal 2030 and fiscal 2040.
There was a $1.6 million net increase in the valuation allowance in 2023, compared to a $2.1 million net decrease in 2022, and a $3.7 million net decrease in 2021.
The Company files income tax returns in the U.S., Canada, and various foreign and state jurisdictions. The 2017 to 2022 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2013 tax year is still open for certain state tax authorities. The 2017 to 2022 tax years remain subject to examination by Canadian tax authorities. The 2016 to 2022 tax years remain subject to examination by tax authorities in certain foreign jurisdictions. The Company does not have any significant unrecognized tax benefits arising from uncertain tax positions taken, or expected to be taken, in the Company's tax returns.
Note 20. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	2023	2022	2021
	(In thousands, except per share amounts)
Net income	$1,550,190	$854,800	$975,322
Basic weighted-average number of shares outstanding	126,726	127,666	129,768
Assumed conversion of dilutive stock options and awards	334	351	527
Diluted weighted-average number of shares outstanding	127,060	128,017	130,295
Basic earnings per share	$12.23	$6.70	$7.52
Diluted earnings per share	$12.20	$6.68	$7.49
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have in effect the same economic rights and share equally in undistributed net income. For 2023, 2022, and 2021, 62.7 thousand, 43.5 thousand, and 36.0 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
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
On March 23, 2022 and November 29, 2023, the Company's board of directors approved stock repurchase programs, each for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. The repurchase plans have no time limit and do not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. The authorized value of shares available to be repurchased under these programs excludes the cost of commissions and excise taxes and as of January 28, 2024, the remaining authorized value was $1.2 billion.
During 2023, 2022, and 2021, 1.5 million, 1.4 million, and 2.2 million shares, respectively, were repurchased under the programs at a total cost including commissions and excise taxes of $558.7 million, $444.0 million, and $812.6 million, respectively.
Subsequent to January 28, 2024, and up to March 15, 2024, 0.2 million shares were repurchased at a total cost including commissions and excise taxes of $99.2 million.
Note 21. Commitments and Contingencies
Commitments
Leases. The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. Please refer to Note 18. Leases for further details regarding lease commitments and the timing of future minimum lease payments.

License and supply arrangements. The Company has entered into license and supply arrangements with partners in the Middle East and Mexico which grant them the right to operate lululemon branded retail locations and sell lululemon products on websites in specific countries. Under these arrangements, the Company supplies the partners with lululemon products, training, and other support. As of January 28, 2024, there were 39 licensed locations, including 15 in Mexico, eight in the United Arab Emirates, six in Saudi Arabia, three in Qatar, three in Kuwait, three in Israel, and one in Bahrain.
One-time transition tax payable. The U.S. tax reforms enacted in December 2017 imposed a mandatory transition tax on accumulated foreign subsidiary earnings which have not previously been subject to U.S. income tax at a rate of 15.5% on cash and cash equivalents and 8% on the remaining earnings, net of foreign tax credits. The one-time transition tax is payable over eight years beginning in fiscal 2018. The table below outlines the remaining expected payments due by fiscal year.

	Payments Due by Fiscal Year
	Total	2024	2025	2026	2027	2028	Thereafter
	(In thousands)
One-time transition tax payable	$28,555	$12,691	$15,864	$—	$—	$—	$—
Contingencies
Legal proceedings. The Company is, from time to time, involved in routine legal matters, and audits and inspections by governmental agencies and other third parties which are incidental to the conduct of its business. This includes legal matters such as initiation and defense of proceedings to protect intellectual property rights, employment claims, product liability claims, personal injury claims, and similar matters. The Company believes the ultimate resolution of any such legal proceedings, audits, and inspections will not have a material adverse effect on its consolidated balance sheets, results of operations or cash flows. The Company has recognized immaterial provisions related to the expected outcome of legal proceedings.
Note 22. Supplemental Cash Flow Information

	2023	2022	2021
	(In thousands)
Cash paid for income taxes	$824,213	$502,136	$245,213
Cash paid for amounts included in the measurement of lease liabilities	288,934	242,758	215,157
Leased assets obtained in exchange for new operating lease liabilities	586,926	450,787	287,008
Interest paid	234	116	12

Note 23. Segmented Information
The Company's segments are based on the financial information the CODM, who is the Chief Executive Officer, uses to evaluate performance and allocate resources.
During the fourth quarter of 2023, the financial information the CODM regularly uses to evaluate performance and allocate resources was revised. As the Company has further executed on its omni-channel retail strategy, and with the continued expansion of its international operations, the CODM has shifted resource allocation decisions to be focused by regional market, rather than by selling channel. This resulted in a change in the Company's operating segments.
As of January 28, 2024, the Company reports three segments, Americas, China Mainland, and Rest of World, which is APAC and EMEA on a combined basis. The Company does not report capital expenditures and assets by segment as that information is not reviewed by the CODM.
Previously, the Company's segments were comprised of company-operated stores, direct to consumer (or "e-commerce"), and other. The Company has restated the prior period information to reflect its new segments.

	2023	2022	2021
	(In thousands)
Net revenue:
Americas	$7,631,647	$6,817,454	$5,299,906
China Mainland	963,760	576,503	434,261
Rest of World	1,023,871	716,561	522,450
	$9,619,278	$8,110,518	$6,256,617
Segmented income from operations:
Americas	$2,937,184	$2,503,740	$1,867,016
China Mainland	337,316	196,865	167,318
Rest of World	201,832	103,204	67,674
	3,476,332	2,803,809	2,102,008
General corporate expenses	1,240,436	1,005,988	718,477
lululemon Studio obsolescence provision	23,709	62,928	—
Impairment of goodwill and other assets, restructuring costs	74,501	407,913	—
Amortization of intangible assets	5,010	8,752	8,782
Acquisition-related expenses	—	—	41,394
Gain on disposal of assets	—	(10,180)	—
Income from operations	2,132,676	1,328,408	1,333,355
Other income (expense), net	43,059	4,163	514
Income before income tax expense	$2,175,735	$1,332,571	$1,333,869

Depreciation and amortization:
Americas	$170,417	$137,260	$121,278
China Mainland	25,746	17,842	12,208
Rest of World	23,644	19,346	16,829
Corporate	159,577	117,343	73,891
	$379,384	$291,791	$224,206

Long-lived assets, including property and equipment, net and right-of-use lease assets, by geographic area as of January 28, 2024 and January 29, 2023 were as follows:

	January 28, 2024	January 29, 2023
	(In thousands)
United States	$1,597,318	$1,175,317
Canada	671,622	601,756
People's Republic of China	284,575	233,590
Other geographic areas	257,906	228,370
	$2,811,421	$2,239,033
Note 24. Disaggregated Net Revenue
In addition to the disaggregation of net revenue by reportable segment in Note 23. Segmented Information, the following table disaggregates the Company's net revenue by geographic area.

	2023	2022	2021
	(In thousands)
United States	$6,346,392	$5,654,343	$4,345,687
Canada	1,285,255	1,163,111	954,219

China Mainland	963,760	576,503	434,261
Hong Kong SAR, Taiwan, and Macau SAR	170,533	105,130	86,111
People's Republic of China	1,134,293	681,633	520,372

Other geographic areas	853,338	611,431	436,339
	$9,619,278	$8,110,518	$6,256,617
The following table disaggregates the Company's net revenue by category. Other categories is primarily composed of accessories, lululemon Studio, and footwear.

	2023	2022	2021
	(In thousands)
Women's product	$6,147,372	$5,259,803	$4,171,762
Men's product	2,252,753	1,956,602	1,535,850
Other categories	1,219,153	894,113	549,005
	$9,619,278	$8,110,518	$6,256,617
The following table disaggregates the Company's net revenue by channel.

	2023	2022	2021
	(In thousands)
Company-operated stores	$4,410,956	$3,648,127	$2,821,497
E-commerce	4,311,110	3,699,791	2,777,944
Other channels	897,212	762,600	657,176
	$9,619,278	$8,110,518	$6,256,617
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
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of January 28, 2024.
The effectiveness of our internal control over financial reporting as of January 28, 2024 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the fourth quarter of 2023, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
Appointment of Director
On March 15, 2024, the board of directors of lululemon appointed Teri L. List as a member of the board of directors. Ms. List served as executive vice president and chief financial officer of Gap Inc, a global clothing retailer, from January 2017 until her retirement in June 2020. Prior to joining the Gap, she served as chief financial officer at DICK’s Sporting Goods and Kraft Food Group. Prior to those roles, Ms. List spent nearly 20 years with Procter & Gamble culminating in the role of SVP and Treasurer. She began her career in public accounting at Deloitte LLP, an auditing, consulting, tax and advisory services firm. She currently serves on the Boards of Visa, Microsoft and Danaher Corporation. Ms. List received her Bachelor’s degree in accounting from Northern Michigan University and is a certified public accountant.
The board of directors increased the size of the board from ten to eleven members and appointed Ms. List as a Class I director to fill the newly created vacancy. Although Ms. List will serve as a member of the class of directors whose terms expire at the 2026 annual meeting of stockholders, our stockholders will have the opportunity to vote on her nomination as a continuing Class I director at the next annual meeting of stockholders.
Ms. List will serve on the Audit Committee and will receive compensation for her service as a director consistent with that of our other non-employee directors. A description of our standard compensation arrangements for non-employee directors is included as an exhibit to this annual report on Form 10-K. We expect Ms. List to enter into our standard form indemnification agreement for non-employee directors, the form of which is filed with the SEC as Exhibit 10.16 to our registration statement on Form S-1, dated July 9, 2007.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders under the captions "Election of Directors," "Executive Officers," and "Corporate Governance," and, to the extent necessary, under the caption "Delinquent Section 16(a) Reports."
We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. Our Global Code of Business Conduct and Ethics is available on our website, www.lululemon.com, and can be obtained by writing to Investor Relations, lululemon athletica inc., 1818 Cornwall Avenue, Vancouver, British Columbia, Canada V6J 1C7 or by sending an email to investors@lululemon.com. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. Any amendments, other than technical, administrative, or other non-substantive amendments, to our Global Code of Business Conduct and Ethics or waivers from the provisions of the Global Code of Business Conduct and Ethics for our principal executive officer and our principal financial and accounting officer will be promptly disclosed on our website following the effective date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2024 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2024 Proxy Statement under the caption "Principal Shareholders and Share Ownership by Management."
Equity Compensation Plan Information (as of January 28, 2024)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	1,181,031	$285.69	8,428,503
Equity compensation plans not approved by stockholders	—	—	—
Total	1,181,031	$285.69	8,428,503
__________
(1)This amount represents the following: (a) 783,036 shares subject to outstanding options, (b) 175,365 shares subject to outstanding performance-based restricted stock units, and (c) 222,630 shares subject to outstanding restricted stock units. The options, performance-based restricted stock units, and restricted stock units are all under our 2023 Equity Incentive Plan. Restricted shares outstanding under our 2023 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.
(2)The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.
(3)This includes (a) 4,025,805 shares of our common stock available for future issuance under our 2023 Equity Incentive Plan and (b) 4,402,698 shares of our common stock available for future issuance under our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2023 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2023 Equity Incentive Plan but shares that are withheld in satisfaction of tax withholding obligations for full value awards are not again available for issuance. No further awards may be issued under the predecessor plan, our 2014 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2024 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2024 Proxy Statement under the caption "Fees for Professional Services."

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

3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Restated Certificate of Incorporation of lululemon athletica inc.	X

3.2	Bylaws of lululemon athletica inc.		10-K	3.5	001-33608	3/28/2023

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-3	4.1	333-185899	1/7/2013

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934		10-K	4.2	001-33608	3/26/2020

10.1*	lululemon athletica inc. 2023 Equity Incentive Plan	X

10.2*	Form of Non-Qualified Stock Option Agreement		8-K	10.2	001-33608	6/13/2023

10.3*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement		8-K	10.3	001-33608	6/13/2023

10.4*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement		8-K	10.4	001-33608	6/13/2023

10.5*	Form of Restricted Stock Award Agreement		8-K	10.5	001-33608	6/13/2023

10.6*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.7	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.8	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.9	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.10	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.11	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.12*	Outside Director Compensation Plan	X

10.13*	Executive Bonus Plan		8-K	10.1	001-33608	3/29/2022

10.14*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.3	001-33608	11/29/2007

10.15*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.16*	Amendment to Executive Employment Agreement, effective October 27, 2020, between lululemon athletica canada inc. and Celeste Burgoyne		10-Q	10.1	001-33608	12/10/2020

10.17*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.18*	Executive Employment Agreement, effective as of November 23, 2020, between lululemon athletica inc. and Meghan Frank		10-Q	10.2	001-33608	12/10/2020

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.19*	Executive Employment Agreement, effective as of September 20, 2018, between lululemon athletica inc. and Michelle Choe		10-Q	10.1	001-33608	12/06/2018

10.20*	Executive Employment Agreement, effective September 20, 2021, between lululemon athletica inc. and Nicole Neuburger		10-Q	10.1	001-33608	12/09/2021

10.21*	Executive Employment Agreement, effective as of January 4, 2021, between lululemon athletica UK ltd. and Andre Maestrini		10-K	10.22	001-33608	3/30/2021

10.22	Credit Agreement, dated December 14, 2021, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, BOFA Securities, Inc., as sustainability coordinator, and the other lenders party thereto.		8-K	10.1	001-33608	12/17/2021

21.1	Significant subsidiaries of lululemon athletica inc.		10-K	21.1	001-33608	3/28/2023

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Policy for Recovery of Erroneously Awarded Incentive-Based Compensation		8-K	10.1	001-33608	6/13/2023

101	The following financial statements from the Company's 10-K for the fiscal year ended January 28, 2024, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ CALVIN MCDONALD
Calvin McDonald
Chief Executive Officer
(principal executive officer)
Date:	March 21, 2024
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CALVIN MCDONALD	Chief Executive Officer and Director	March 21, 2024
Calvin McDonald	(principal executive officer)

/s/ MEGHAN FRANK	Chief Financial Officer	March 21, 2024
Meghan Frank	(principal financial and accounting officer)

/s/ MARTHA A.M. MORFITT	Director, Board Chair	March 21, 2024
Martha A.M. Morfitt

/s/ MICHAEL CASEY	Director	March 21, 2024
Michael Casey

/s/ SHANE GRANT	Director	March 21, 2024
Shane Grant

/s/ KATHRYN HENRY	Director	March 21, 2024
Kathryn Henry

/s/ TERI LIST	Director	March 21, 2024
Teri List

/s/ ALISON LOEHNIS	Director	March 21, 2024
Alison Loehnis

/s/ ISABEL MAHE	Director	March 21, 2024
Isabel Mahe

/s/ JON MCNEILL	Director	March 21, 2024
Jon McNeill

/s/ DAVID M. MUSSAFER	Director	March 21, 2024
David M. Mussafer

/s/ EMILY WHITE	Director	March 21, 2024
Emily White