Form 10-Q
period 2024-04-28
lululemon athletica inc.
filed 2024-06-05
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 30, 2024, there were 119,886,401 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of May 30, 2024, there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, as of May 30, 2024, the registrant had outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	April 28, 2024	January 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,900,672	$2,243,971
Accounts receivable, net	126,349	124,769
Inventories	1,345,267	1,323,602
Prepaid and receivable income taxes	192,955	183,733
Prepaid expenses and other current assets	202,844	184,502
	3,768,087	4,060,577
Property and equipment, net	1,561,185	1,545,811
Right-of-use lease assets	1,263,749	1,265,610
Goodwill	23,992	24,083
Deferred income tax assets	9,099	9,176
Other non-current assets	202,383	186,684
	$6,828,495	$7,091,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$261,605	$348,441
Accrued liabilities and other	374,446	348,555
Accrued compensation and related expenses	132,911	326,110
Current lease liabilities	254,443	249,270
Current income taxes payable	53,087	12,098
Unredeemed gift card liability	268,296	306,479
Other current liabilities	38,783	40,308
	1,383,571	1,631,261
Non-current lease liabilities	1,147,631	1,154,012
Non-current income taxes payable	15,864	15,864
Deferred income tax liabilities	29,150	29,522
Other non-current liabilities	32,471	29,201
	2,608,687	2,859,860
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 120,470 and 121,106 issued and outstanding	602	606
Additional paid-in capital	570,286	575,369
Retained earnings	3,944,000	3,920,362
Accumulated other comprehensive loss	(295,080)	(264,256)
	4,219,808	4,232,081
	$6,828,495	$7,091,941
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended
	April 28, 2024	April 30, 2023
Net revenue	$2,208,891	$2,000,792
Cost of goods sold	933,823	849,987
Gross profit	1,275,068	1,150,805
Selling, general and administrative expenses	842,426	747,513
Amortization of intangible assets	—	1,878
Income from operations	432,642	401,414
Other income (expense), net	23,283	8,025
Income before income tax expense	455,925	409,439
Income tax expense	134,504	119,034
Net income	$321,421	$290,405

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(44,305)	$(42,750)
Net investment hedge gains	13,481	17,720
Other comprehensive income (loss), net of tax	$(30,824)	$(25,030)
Comprehensive income	$290,597	$265,375

Basic earnings per share	$2.55	$2.28
Diluted earnings per share	$2.54	$2.28
Basic weighted-average number of shares outstanding	125,989	127,246
Diluted weighted-average number of shares outstanding	126,336	127,621
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended April 28, 2024
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 28, 2024	5,116	5,116	$—	121,106	$606	$575,369	$3,920,362	$(264,256)	$4,232,081
Net income							321,421		321,421
Other comprehensive income (loss), net of tax								(30,824)	(30,824)
Stock-based compensation expense						25,758			25,758
Common stock issued upon settlement of stock-based compensation				200	—	3,393			3,393
Shares withheld related to net share settlement of stock-based compensation				(85)	—	(32,542)			(32,542)
Repurchase of common stock, including excise tax				(751)	(4)	(1,692)	(297,783)		(299,479)
Balance as of April 28, 2024	5,116	5,116	$—	120,470	$602	$570,286	$3,944,000	$(295,080)	$4,219,808

	Quarter Ended April 30, 2023
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 29, 2023	5,116	5,116	$—	122,205	$611	$474,645	$2,926,127	$(252,584)	$3,148,799
Net income							290,405		290,405
Other comprehensive income (loss), net of tax								(25,030)	(25,030)
Stock-based compensation expense						21,301			21,301
Common stock issued upon settlement of stock-based compensation				274	—	11,873			11,873
Shares withheld related to net share settlement of stock-based compensation				(88)	—	(28,793)			(28,793)
Repurchase of common stock, including excise tax				(292)	(1)	(530)	(97,948)		(98,479)
Balance as of April 30, 2023	5,116	5,116	$—	122,099	$610	$478,496	$3,118,584	$(277,614)	$3,320,076
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Quarter Ended
	April 28, 2024	April 30, 2023
Cash flows from operating activities
Net income	$321,421	$290,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	95,759	84,116
Stock-based compensation expense	25,758	21,301
Settlement of derivatives not designated in a hedging relationship	(316)	(721)
Changes in operating assets and liabilities:
Inventories	(36,425)	(155,174)
Prepaid and receivable income taxes	(10,104)	3,249
Prepaid expenses and other current assets	(22,532)	27,511
Other non-current assets	(17,969)	(7,222)
Accounts payable	(82,366)	116,935
Accrued liabilities and other	37,534	(53,685)
Accrued compensation and related expenses	(190,513)	(120,699)
Current and non-current income taxes payable	41,116	(141,237)
Unredeemed gift card liability	(37,172)	(26,506)
Right-of-use lease assets and current and non-current lease liabilities	1,097	5,255
Other current and non-current liabilities	2,236	1,975
Net cash provided by operating activities	127,524	45,503
Cash flows from investing activities
Purchase of property and equipment	(130,681)	(136,942)
Settlement of net investment hedges	(856)	(1,277)
Net cash used in investing activities	(131,537)	(138,219)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	3,393	11,873
Shares withheld related to net share settlement of stock-based compensation	(32,542)	(28,793)
Repurchase of common stock	(299,479)	(98,479)
Net cash used in financing activities	(328,628)	(115,399)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(10,658)	3,855
Decrease in cash and cash equivalents	(343,299)	(204,260)
Cash and cash equivalents, beginning of period	$2,243,971	$1,154,867
Cash and cash equivalents, end of period	$1,900,672	$950,607
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories. The Company organizes its operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA"). It conducts its business through a number of different channels in each market, including company-operated stores, e-commerce, temporary locations, wholesale, outlets, a re-commerce program, and license and supply arrangements. There were 711 and 711 company-operated stores as of April 28, 2024 and January 28, 2024, respectively.
Basis of presentation
The unaudited interim consolidated financial statements, including the financial position as of April 28, 2024 and the results of operations and cash flows for the periods disclosed, are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 28, 2024 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 28, 2024, which are included in Item 8 in the Company's fiscal 2023 Annual Report on Form 10-K filed with the SEC on March 21, 2024. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2023 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2024 will end on February 2, 2025 and will be a 53-week year. Fiscal 2023 was a 52-week year and ended on January 28, 2024. Fiscal 2024 and fiscal 2023 are referred to as "2024," and "2023," respectively. The first quarter of 2024 and 2023 ended on April 28, 2024 and April 30, 2023, respectively.
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
Recently issued accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Entities will be required to provide disclosures of significant segmented expenses and other categories used by the Chief Operating Decision Maker ("CODM") in order to enhance disclosure at the segment level. This amendment is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and is applied retrospectively for periods presented in the financial statements. The Company is currently evaluating the impact that this new guidance may have on its financial statement disclosures.
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
As of April 28, 2024, aside from letters of credit of $6.3 million, the Company had no other borrowings outstanding under this credit facility.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of April 28, 2024, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
The Company has an uncommitted and unsecured 240.0 million Chinese Yuan ($33.1 million) revolving credit facility with terms that are reviewed on an annual basis. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($27.6 million) and a financial guarantee facility of up to 40.0 million Chinese Yuan ($5.5 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of April 28, 2024, the Company was in compliance with the covenants and, aside from letters of credit of 33.2 million Chinese Yuan ($4.6 million), there were no other borrowings or guarantees outstanding under this credit facility.
Note 4. Supply Chain Financing Program
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
As of April 28, 2024 and January 28, 2024, $37.9 million and $42.1 million, respectively, were outstanding under the SCF program and presented within accounts payable.
Note 5. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $25.4 million and $21.0 million for the first quarter of 2024 and 2023, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $224.3 million as of April 28, 2024, which is expected to be recognized over a weighted-average period of 2.5 years.
A summary of the balances of the Company's stock-based compensation plans as of April 28, 2024, and changes during the first quarter then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of January 28, 2024	783	$285.69	175	$349.84	4	$370.85	223	$359.12
Granted	216	388.90	120	356.47	—	388.90	115	388.90
Exercised/released	20	184.81	98	309.89	—	—	84	348.08
Forfeited/expired	4	366.87	—	362.00	—	—	3	373.94
Balance as of April 28, 2024	975	$310.26	197	$373.82	4	$371.33	251	$376.27
Exercisable as of April 28, 2024	475	$247.34
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first quarter of 2024:

First Quarter
2024
Expected term	3.75 years
Expected volatility	37.39%
Risk-free interest rate	4.30%
Dividend yield	—%
Employee share purchase plan
The Company has an Employee Share Purchase Plan ("ESPP"). Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the first quarter of 2024, there were 28.0 thousand shares purchased. As of April 28, 2024, 4.4 million shares remain authorized to be purchased under the ESPP.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $5.8 million and $4.8 million in the first quarter of 2024 and 2023, respectively.
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

Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of April 28, 2024 and January 28, 2024, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	April 28, 2024	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$690,071	$690,071	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	21,620	—	21,620	—	Prepaid expenses and other current assets
Forward currency contract liabilities	18,873	—	18,873	—	Other current liabilities

	January 28, 2024	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$1,102,119	$1,102,119	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	647	—	647	—	Prepaid expenses and other current assets
Forward currency contract liabilities	2,872	—	2,872	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first quarter of 2024.
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
During the first quarter of 2024, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of April 28, 2024, there were derivative assets of $21.6 million and derivative liabilities of $18.9 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	April 28, 2024			January 28, 2024
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,029,000	$18,735	$—	$1,242,000	$—	$258
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,368,789	2,885	18,873	1,543,351	647	2,614
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$21,620	$18,873		$647	$2,872
The forward currency contracts designated as net investment hedges outstanding as of April 28, 2024 mature on different dates between May 2024 and September 2024.
The forward currency contracts not designated in a hedging relationship outstanding as of April 28, 2024 mature on different dates between May 2024 and October 2024.

The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	First Quarter
	2024	2023
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$18,137	$24,127
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	First Quarter
	2024	2023
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$14,935	$8,328
Derivatives not designated in a hedging relationship	(14,327)	(9,707)
Net foreign currency exchange and derivative gains (losses)	$608	$(1,379)
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
Note 8. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	First Quarter
	2024	2023
	(In thousands, except per share amounts)
Net income	$321,421	$290,405
Basic weighted-average number of shares outstanding	125,989	127,246
Assumed conversion of dilutive stock options and awards	347	375
Diluted weighted-average number of shares outstanding	126,336	127,621
Basic earnings per share	$2.55	$2.28
Diluted earnings per share	$2.54	$2.28
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have, in effect, the same economic rights and share equally in undistributed net income. For the first quarter of 2024 and 2023, 0.1 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.

On March 23, 2022, the Company's board of directors approved a stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. During the first quarter of 2024, the Company completed the remaining stock repurchases under this program.
On November 29, 2023, the Company's board of directors approved an additional stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes and as of April 28, 2024, the remaining authorized value was $892.3 million.
During the first quarter of 2024 and 2023, 0.8 million and 0.3 million shares, respectively, were repurchased at a total cost including commissions and excise taxes of $299.5 million and $98.5 million, respectively.
Subsequent to April 28, 2024, and up to May 30, 2024, 0.6 million shares were repurchased at a total cost including commissions and excise taxes of $201.1 million.
Note 9. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	April 28, 2024	January 28, 2024
	(In thousands)
Inventories:
Inventories, at cost	$1,435,492	$1,465,076
Provision to reduce inventories to net realizable value	(90,225)	(141,474)
	$1,345,267	$1,323,602
Prepaid expenses and other current assets:
Prepaid expenses	$146,651	$137,203
Forward currency contract assets	21,620	647
Other current assets	34,573	46,652
	$202,844	$184,502
Property and equipment, net:
Land	$79,062	$79,498
Buildings	28,739	29,032
Leasehold improvements	1,096,822	1,006,926
Furniture and fixtures	160,041	156,656
Computer hardware	184,630	176,597
Computer software	1,100,899	1,032,567
Equipment and vehicles	46,058	34,017
Work in progress	148,026	247,943
Property and equipment, gross	2,844,277	2,763,236
Accumulated depreciation	(1,283,092)	(1,217,425)
	$1,561,185	$1,545,811
Other non-current assets:
Cloud computing arrangement implementation costs	$144,070	$133,597
Security deposits	34,557	31,825
Other	23,756	21,262
	$202,383	$186,684

	April 28, 2024	January 28, 2024
	(In thousands)
Accrued liabilities and other:
Accrued operating expenses	$163,726	$147,215
Sales return allowances	54,622	61,634
Accrued freight	41,226	41,241
Accrued capital expenditures	22,689	31,936
Accrued duty	27,163	25,817
Accrued rent	16,579	12,522
Accrued inventory liabilities	3,410	4,783
Sales tax collected	8,885	3,088
Forward currency contract liabilities	18,873	2,872
Other	17,273	17,447
	$374,446	$348,555
Note 10. Segmented Information
The Company's operating segments are based on the financial information the CODM, who is the Chief Executive Officer, uses to evaluate performance and allocate resources.
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
As of January 28, 2024, the Company reports three segments: Americas, China Mainland, and Rest of World, which is APAC and EMEA on a combined basis. The Company does not report capital expenditures and assets by segment as that information is not reviewed by the CODM.

Previously, the Company's operating segments were comprised of company-operated stores, direct to consumer (or "e-commerce"), and other. The Company has recast the prior period information to reflect its new operating segments.

	First Quarter
	2024	2023
	(In thousands)
Net revenue:
Americas	$1,622,264	$1,567,738
China Mainland	303,786	210,068
Rest of World	282,841	222,986
	$2,208,891	$2,000,792
Segmented income from operations:
Americas	$564,840	$581,222
China Mainland	119,778	73,885
Rest of World	66,681	43,794
	751,299	698,901
General corporate expense	318,657	295,609
Amortization of intangible assets	—	1,878
Income from operations	432,642	401,414
Other income (expense), net	23,283	8,025
Income before income tax expense	$455,925	$409,439

Depreciation and amortization:
Americas	$44,326	$35,136
China Mainland	8,025	5,965
Rest of World	6,506	5,298
Corporate	36,902	37,717
	$95,759	$84,116

Note 11. Disaggregated Net Revenue
In addition to the disaggregation of net revenue by reportable segment in Note 10. Segmented Information, the following table disaggregates the Company's net revenue by geographic area.

	First Quarter
	2024	2023
	(In thousands)
United States	$1,340,400	$1,314,391
Canada	281,864	253,347

China Mainland	303,786	210,068
Hong Kong SAR, Taiwan, and Macau SAR	42,264	39,617
People's Republic of China	346,050	249,685

Other geographic areas	240,577	183,369
	$2,208,891	$2,000,792
The following table disaggregates the Company's net revenue by category. Other categories is primarily composed of accessories, footwear, and lululemon Studio.

	First Quarter
	2024	2023
	(In thousands)
Women's product	$1,435,241	$1,308,828
Men's product	505,698	438,165
Other categories	267,952	253,799
	$2,208,891	$2,000,792
The following table disaggregates the Company's net revenue by channel.

	First Quarter
	2024	2023
	(In thousands)
Company-operated stores	$1,070,525	$958,087
E-commerce	905,787	834,942
Other channels	232,579	207,763
	$2,208,891	$2,000,792
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
Note 13. Subsequent Events
Subsequent to April 28, 2024, the Company entered into an agreement to acquire the operations and lululemon branded retail locations being run by a third party under a license and supply arrangement in Mexico for approximately $160.0 million in cash. The Company had previously granted this third party the right to operate lululemon branded retail locations and to sell lululemon products in Mexico. The transaction is subject to customary closing conditions and regulatory approval.

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
This information should be read in conjunction with the unaudited interim consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our fiscal 2023 Annual Report on Form 10-K filed with the SEC on March 21, 2024.
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2024 will end on February 2, 2025 and will be a 53-week year. Fiscal 2023 was a 52-week year and ended on January 28, 2024. Fiscal 2024 and fiscal 2023 are referred to as "2024," and "2023," respectively. The first quarter of 2024 and 2023 ended on April 28, 2024 and April 30, 2023, respectively.
Components of management's discussion and analysis of financial condition and results of operations include:
•Overview
•Financial Highlights and Market Conditions and Trends
•Quarter-to-Date Results of Operations
•Comparable Sales
•Non-GAAP Financial Measures
•Seasonality
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Operating Locations
We use comparable sales as a metric to evaluate the performance of our business. Refer to the Comparable Sales section of this management's discussion and analysis of financial condition and results of operations for further information.
We provide constant dollar changes, which is a non-GAAP financial measure, as supplemental information to help investors understand the underlying growth rate of net revenue excluding the impact of changes in foreign currency exchange rates. Refer to the Non-GAAP Financial Measures section of this management's discussion and analysis of financial condition and results of operations for reconciliations between the non-GAAP financial measures and the most directly comparable measures calculated in accordance with GAAP.
We disclose material non-public information through one or more of the following channels: our investor relations website (http://corporate.lululemon.com/investors), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls, and webcasts. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Quarterly Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
As reported in the fiscal 2023 Annual Report on Form 10-K filed with the SEC on March 21, 2024, we changed our operating segments during the fourth quarter of fiscal 2023. We report three segments: Americas, China Mainland, and Rest of World, which is Asia Pacific (“APAC”) and Europe and the Middle East (“EMEA”) on a combined basis. Previously, our segments were based on selling channel. We have recast our previously reported amounts for segmented net revenue and segmented income from operations to reflect the current presentation.
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
We offer a comprehensive line of technical athletic apparel, footwear, and accessories marketed under the lululemon brand. Our apparel assortment includes items such as pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other activities. We also offer apparel designed for being on the move and fitness-inspired accessories. We expect to continue to broaden our merchandise offerings through expansion across these product areas.
Financial Highlights
The summary below compares the first quarter of 2024 to the first quarter of 2023:
•Net revenue increased 10% to $2.2 billion. On a constant dollar basis, net revenue increased 11%.
•Comparable sales increased 6%, or 7% on a constant dollar basis.
–Americas comparable sales were flat compared to the first quarter of 2023.
–China Mainland comparable sales increased 26%, or 33% on a constant dollar basis.
–Rest of World comparable sales increased 23%, or 26% on a constant dollar basis.
•Gross profit increased 11% to $1.3 billion.
•Gross margin increased 20 basis points to 57.7%.
•Income from operations increased 8% to $432.6 million.
•Operating margin decreased 50 basis points to 19.6%.
•Income tax expense increased 13% to $134.5 million. Our effective tax rate for the first quarter of 2024 was 29.5% compared to 29.1% for the first quarter of 2023.
•Diluted earnings per share were $2.54 compared to $2.28 in the first quarter of 2023.
Market Conditions and Trends
Macroeconomic conditions, including foreign currency fluctuations and consumer purchasing behaviors, impact our business and operating costs. Such factors are expected to continue to impact our business throughout 2024, with the impact varying by market.
Consumer purchasing behaviors and their propensity to spend in our sector have been impacted by uncertain economic conditions including inflation, higher interest rates, and other factors. While we experienced traffic and net revenue growth in the first quarter of 2024 in all markets, we saw continued moderation in our quarterly net revenue growth in the Americas, particularly in the United States. We continue to monitor macroeconomic conditions and the trends in consumer demand for our products.
Foreign currency fluctuations have impacted our financial results. Foreign currency fluctuations reduced the growth of our net revenue by $21.8 million when comparing the first quarter of 2024 to 2023, primarily due to the overall appreciation of the US dollar. We expect future exchange rate volatility to impact our results.
Quarter-to-Date Results of Operations: First Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Quarter
	2024	2023	2024	2023
	(In thousands)		(Percentage of net revenue)
Net revenue	$2,208,891	$2,000,792	100.0%	100.0%
Cost of goods sold	933,823	849,987	42.3	42.5
Gross profit	1,275,068	1,150,805	57.7	57.5
Selling, general and administrative expenses	842,426	747,513	38.1	37.4
Amortization of intangible assets	—	1,878	—	0.1
Income from operations	432,642	401,414	19.6	20.1
Other income (expense), net	23,283	8,025	1.1	0.4
Income before income tax expense	455,925	409,439	20.6	20.5
Income tax expense	134,504	119,034	6.1	5.9
Net income	$321,421	$290,405	14.6%	14.5%
Net Revenue
Net revenue increased $208.1 million, or 10%, to $2.2 billion for the first quarter of 2024 from $2.0 billion for the first quarter of 2023. On a constant dollar basis, net revenue increased 11%. Comparable sales increased 6%, or 7% on a constant dollar basis. The increase in net revenue was primarily due to increased China Mainland net revenue. Rest of World and Americas net revenue also increased.
Net revenue for the first quarter of 2024 and 2023 is summarized below:

	First Quarter
	2024	2023	2024	2023	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$1,622,264	$1,567,738	73.4%	78.4%	$54,526	3.5%	4.0%
China Mainland	303,786	210,068	13.8	10.5	93,718	44.6	52.0
Rest of World	282,841	222,986	12.8	11.1	59,855	26.8	30.0
Net revenue	$2,208,891	$2,000,792	100.0%	100.0%	$208,099	10.4%	11.0%
Americas. The increase in Americas net revenue was primarily due to a $50.9 million increase from new or expanded company-operated stores and our other channels. We have opened 14 net new stores in the Americas since the first quarter of 2023. Americas comparable sales were flat compared to the first quarter of 2023. This was primarily a result of increased traffic, offset by a decrease in conversion rates.
China Mainland. The increase in China Mainland net revenue was primarily due to an increase in comparable sales, which increased 26%, or 33% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a lower dollar value per transaction. The increase in China Mainland net revenue was also driven by a $41.7 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 26 net new stores in China Mainland since the first quarter of 2023.
Rest of World. The increase in Rest of World net revenue was primarily due to an increase in comparable sales, which increased 23%, or 26% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates. The increase in Rest of World net revenue was also driven by a $19.9 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened nine net new stores in Rest of World since the first quarter of 2023.
Gross Profit

	First Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,275,068	$1,150,805	$124,263	10.8%

Gross margin	57.7%	57.5%	20 basis points
The increase in gross margin was primarily the result of:
•a net increase in product margin of 120 basis points, primarily due to lower product costs including lower freight costs, as well as lower inventory provisions. This was partially offset by higher markdowns in the current year; and
•a decrease in costs related to our product departments as a percentage of net revenue of 50 basis points.
The increase in gross margin was partially offset by an increase in occupancy costs as a percentage of net revenue of 70 basis points, an increase in distribution center costs as a percentage of net revenue of 50 basis points, and an unfavorable impact of foreign currency exchange rates of 30 basis points.
Selling, General and Administrative Expenses

	First Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$842,426	$747,513	$94,913	12.7%

Selling, general and administrative expenses as a percentage of net revenue	38.1%	37.4%	70 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $49.6 million, comprised of:
–an increase in variable costs of $17.6 million primarily due to increased distribution costs, packaging costs, and credit card fees, primarily as a result of increased net revenue;
–an increase in other operating costs of $15.4 million primarily due to increased depreciation, technology costs, and repairs and maintenance costs;
–an increase in employee costs of $14.1 million primarily due to increased salaries and wages expense, and benefit costs for retail employees, partially offset by decreased incentive compensation; and
–an increase in brand and community costs of $2.5 million primarily due to increased digital marketing expenses and events.

•an increase in head office costs of $47.3 million, comprised of:
–an increase in brand and community costs of $21.1 million primarily due to increased marketing expenses and brand campaigns;
–an increase in other head office costs of $14.7 million, primarily due to increased advisory and professional fees;
–an increase in employee costs of $5.5 million primarily due to increased salaries and wages expense as well as increased stock-based compensation and benefit costs, partially offset by decreased other incentive compensation;
–an increase in technology costs, including cloud computing amortization, of $4.9 million; and
–an increase in depreciation of $1.1 million.
The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $2.0 million.
Amortization of Intangible Assets

	First Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$—	$1,878	$(1,878)	(100.0)%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR, which we rebranded as lululemon Studio.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. General corporate expenses include centrally managed support functions and other head office costs, including product design teams and brand costs which support all regions. Segmented income from operations is summarized below.

	First Quarter
	2024	2023	2024	2023	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Americas	$564,840	$581,222	34.8%	37.1%	$(16,382)	(2.8)%
China Mainland	119,778	73,885	39.4	35.2	45,893	62.1
Rest of World	66,681	43,794	23.6	19.6	22,887	52.3
	$751,299	$698,901			$52,398	7.5%
General corporate expense	318,657	295,609			23,048	7.8
Amortization of intangible assets	—	1,878			(1,878)	(100.0)
Income from operations	$432,642	$401,414			$31,228	7.8%
Operating margin	19.6%	20.1%			(50) basis points
Americas. The decrease in Americas income from operations was primarily the result of increased selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily due to increased marketing expenses, increased distribution costs and packaging costs driven by higher net revenue, and increased depreciation, technology costs, and repairs and maintenance costs. The increase in selling, general and administrative expenses was partially offset by increased gross profit of $23.7 million, which was driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to deleverage in distribution center and occupancy costs, partially offset by leverage on costs from our product teams and higher product margin. Income from operations as a percentage of Americas net revenue decreased due to deleverage on selling, general and administrative expenses and lower gross margin.

China Mainland. The increase in China Mainland income from operations was primarily the result of increased gross profit of $61.3 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin as well as leverage on occupancy and other costs, partially offset by unfavorable foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee costs, increased packaging costs driven by higher net revenue, and increased marketing expenses. Income from operations as a percentage of China Mainland net revenue increased due to leverage on selling, general and administrative expenses and higher gross margin.
Rest of World. The increase in Rest of World income from operations was primarily the result of increased gross profit of $40.2 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin as well as leverage on occupancy costs, partially offset by unfavorable foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to higher employee costs and increased marketing expenses, as well as increased credit card fees and distribution costs driven by higher net revenue. Income from operations as a percentage of Rest of World net revenue increased due to higher gross margin and leverage on selling, general and administrative expenses.
General Corporate Expense. The increase in general corporate expense was primarily due to increased advisory and professional fees, employee costs, technology costs, and depreciation. The increase in general corporate expense was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $2.0 million.
Other Income (Expense), Net

	First Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$23,283	$8,025	$15,258	190.1%
The increase in other income, net was primarily due to an increase in interest income as a result of higher cash balances and higher interest rates.
Income Tax Expense

	First Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$134,504	$119,034	$15,470	13.0%

Effective tax rate	29.5%	29.1%	40 basis points
The increase in the effective tax rate was primarily due to a decrease in tax benefits related to stock-based compensation and an increase in non-deductible expenses in international jurisdictions.
Net Income

	First Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$321,421	$290,405	$31,016	10.7%
The increase in net income was primarily due to an increase in gross profit of $124.3 million and an increase in other income (expense), net of $15.3 million, partially offset by an increase in selling, general and administrative expenses of $94.9 million, and an increase in income tax expense of $15.5 million.
Comparable Sales
We use comparable sales to evaluate the performance of our company-operated store and e-commerce businesses from an omni-channel perspective. It allows us to monitor the performance of our business without the impact of recently opened or expanded stores. We believe investors would similarly find these metrics useful in assessing the performance of our business.

Comparable sales includes comparable company-operated store and all e-commerce net revenue. E-commerce net revenue includes buy online pick-up in store, back-back room, and ship from store net revenue in addition to our websites, other region-specific websites, digital marketplaces, and mobile apps. Our back-back room capability allows our store educators to access inventory located at our other locations and have product shipped directly to a guest's address or a store. Comparable company-operated stores have been open, or open after being significantly expanded, for at least 12 full fiscal months. Net revenue from a company-operated store is included in comparable sales beginning with the first fiscal month for which the store has a full fiscal month of sales in the prior year. Comparable sales excludes sales from new stores that have not been open for at least 12 full fiscal months, from stores which have not been in their significantly expanded space for at least 12 full fiscal months, from stores which have been temporarily relocated for renovations or temporarily closed, and sales from company-operated stores that have closed. Comparable sales also excludes sales from our selling channels other than company-operated stores and e-commerce. The comparable sales measures we report may not be equivalent to similarly titled measures reported by other companies.
In fiscal years with 53 weeks, the 53rd week of net revenue is excluded from the calculation of comparable sales. In the year following a 53-week year, the prior year period is shifted by one week to compare similar calendar weeks.
Non-GAAP Financial Measures
Constant dollar changes are non-GAAP financial measures.
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
Constant Dollar Changes
The below changes in net revenue and comparable sales show the change compared to the corresponding period in the prior year.

	First Quarter 2024 Compared to First Quarter 2023
	Change	Foreign exchange changes	Change in constant dollars
Net Revenue
Americas	3%	1%	4%
China Mainland	45	7	52
Rest of World	27	3	30
Total net revenue	10%	1%	11%

Comparable sales(1)
Americas	—%	—%	—%
China Mainland	26	7	33
Rest of World	23	3	26
Total comparable sales	6%	1%	7%
__________
(1)Comparable sales includes comparable company-operated store and e-commerce net revenue.

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
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Quarter
	2024	2023	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$127,524	$45,503	$82,021
Investing activities	(131,537)	(138,219)	6,682
Financing activities	(328,628)	(115,399)	(213,229)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(10,658)	3,855	(14,513)
Increase (decrease) in cash and cash equivalents	$(343,299)	$(204,260)	$(139,039)
Operating Activities
The increase in cash provided by operating activities was primarily as a result of:
•an increase in cash flows from the changes in operating assets and liabilities of $34.5 million, primarily driven by changes in income taxes, inventories, and accrued liabilities, partially offset by changes in accounts payable, accrued compensation, and prepaid expenses and other current assets;
•increased net income of $31.0 million; and
•changes in adjusting items of $16.5 million, primarily driven by increased depreciation and stock-based compensation expense.
Investing Activities
The decrease in cash used in investing activities was primarily due to decreased capital expenditures. The decrease in capital expenditures was primarily due to a decrease in corporate capital expenditures and decreased investment in our distribution centers as well as other technology infrastructure and system initiatives, partially offset by an increase in company-operated store expenditures.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in our stock repurchases. During the first quarter of 2024, 0.8 million shares were repurchased at a total cost including commissions and excise taxes of $299.5 million. During the first quarter of 2023, 0.3 million shares were repurchased at a total cost including commissions and excise taxes of $98.5 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.

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
The following table includes certain measures of our liquidity:

April 28, 2024
(In thousands)
Cash and cash equivalents	$1,900,672
Working capital excluding cash and cash equivalents(1)	483,844
Capacity under committed revolving credit facility	393,750
_________
(1)Working capital is calculated as current assets of $3.8 billion less current liabilities of $1.4 billion.
We enter into standby letters of credit and guarantee to secure certain of our obligations, including leases, taxes, and duties. As of April 28, 2024, letters of credit and guarantee totaling $10.1 million had been issued, including $6.3 million under our committed revolving credit facility.
Our existing Americas credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of April 28, 2024, aside from letters of credit and guarantee of $6.3 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 3. Revolving Credit Facilities included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of April 28, 2024 was $1.3 billion, a decrease of 15% from April 30, 2023.
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
Our critical accounting policies, estimates, and judgements are discussed within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Annual Report on Form 10-K filed with the SEC on March 21, 2024.

Operating Locations
Our company-operated stores by market as of April 28, 2024 and January 28, 2024 are summarized in the table below.

Number of company-operated stores by market	April 28, 2024	January 28, 2024
United States	369	367
Canada	71	71
Americas	440	438

China Mainland	127	127

Australia	32	33
South Korea	19	19
Hong Kong SAR	9	9
Japan	8	8
New Zealand	8	8
Taiwan	8	8
Singapore	7	7
Malaysia	3	3
Macau SAR	2	2
Thailand	1	1
APAC	97	98

United Kingdom	19	20
Germany	9	9
France	6	6
Ireland	4	4
Spain	3	3
Netherlands	2	2
Sweden	2	2
Norway	1	1
Switzerland	1	1
EMEA	47	48

Total company-operated stores	711	711
Our retail locations operated by third parties by market as of April 28, 2024 and January 28, 2024 are summarized in the table below.

Number of retail locations operated by third parties by market	April 28, 2024	January 28, 2024
Mexico	15	15
United Arab Emirates	9	8
Saudi Arabia	7	6
Israel	3	3
Kuwait	3	3
Qatar	3	3
Bahrain	1	1
Total locations operated by third parties under license and supply arrangements	41	39

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Translation Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. As a result of the fluctuation in exchange rates compared to the U.S. dollar our revenue was $21.8 million lower in the first quarter of 2024 in comparison to the first quarter of 2023.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income or loss within stockholders' equity. A significant portion of our net assets are held by our Canadian dollar subsidiary. We enter into forward currency contracts in order to hedge a portion of the foreign currency exposure associated with the translation of our net investment in our Canadian subsidiary. The impact to other comprehensive loss of translation of our Canadian subsidiaries was an increase in the loss of $22.8 million, inclusive of net investment hedge gains.
Transaction Risk. We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. We also hold cash and cash equivalents and other monetary assets in currencies that are different to the functional currency of our subsidiaries. As of April 28, 2024, we had certain forward currency contracts outstanding in order to economically hedge the foreign currency revaluation gains and losses recognized by our foreign subsidiaries, including our Canadian and Chinese subsidiaries, on their monetary assets and liabilities denominated in currencies other than their functional currency.
We perform a sensitivity analysis to determine the market risk exposure associated with the fair values of our forward currency contracts. The net fair value of outstanding derivatives as of April 28, 2024 was an asset of $2.7 million. As of April 28, 2024, a 10% depreciation in the U.S. dollar against the hedged currencies would have resulted in the net fair value of outstanding derivatives depreciating by $29.8 million. The hypothetical change in the fair value of the forward currency contracts would have been substantially offset by a corresponding but directionally opposite change in the underlying hedged items.
In the future, in an effort to reduce foreign currency exchange risks, we may enter into further derivative financial instruments including hedging additional currency pairs. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Please refer to Note 7. Derivative Financial Instruments included in Item 1 of Part I of this report for further details on the nature of our financial instruments.
Interest Rate Risk
Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of April 28, 2024, aside from letters of credit of $6.3 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. As of April 28, 2024, we held cash and cash equivalents of $1.9 billion. Interest generated on cash balances is subject to variability as interest rates increase or decrease.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of April 28, 2024. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of April 28, 2024, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended April 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 12. Legal Proceedings and Other Contingencies included in Item 1 of Part I of this report and in our 2023 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, employment claims, product liability claims, personal injury claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our 2023 Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected as a result of any of these risks.
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
We are subject to a variety of privacy and data protection laws and regulations that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, we are subject to significant compliance obligations under privacy laws such as the General Data Privacy Regulation ("GDPR") in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, the California Consumer Privacy Act ("CCPA") modified by the California Privacy Rights Act (“CPRA”), and the Personal Information Protection Law (“PIPL”) in the People's Republic of China ("PRC")(1). Some privacy laws prohibit the transfer of personal information to certain other jurisdictions. We are subject to privacy and data protection audits or investigations by various government agencies. Our failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. Our efforts to comply with privacy laws may complicate our operations and add to our compliance costs. A significant privacy breach or failure or perceived failure by us or our third-party service providers to comply with privacy or data protection laws, regulations, policies or regulatory guidance might have a materially adverse impact on our reputation, business operations and our financial condition or results of operations.
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
Many of our customers shop with us through our e-commerce websites and mobile apps. Increasingly, customers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile apps to interact with our customers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly e-commerce platforms that
(1) PRC includes China Mainland, Hong Kong SAR, Taiwan, and Macau SAR.

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
Investor and political advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the environmental, social and governance ("ESG") practices of companies, including those associated with climate change and social responsibility. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet customer, investor, employee, or other stakeholder expectations or do not align with their opinions or values, our brand, reputation, employee retention, and business may be negatively impacted. Any sustainability report that we publish or other ESG disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG policies or practices, including how we describe and report our ESG goals, efforts, and practices, and this could reduce demand for our products or lead to regulatory enforcement that could restrict our ability to market and sell our products. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us.
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
The labeling, distribution, importation, marketing, and sale of our products, as well as components of our products, including chemicals, are subject to extensive regulation by various regulatory bodies. These include federal agencies such as the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, the State Administration for Market Regulation of the PRC, General Administration of Customs of the PRC, as well as other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, any audits and inspections by governmental agencies related to these matters could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations, or changes in consumer perceptions of the components of our products, may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the first quarter of 2024 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 29, 2024 – February 25, 2024	116,858	$459.59	116,858	$1,135,511,207
February 26, 2024 – March 31, 2024	186,147	441.25	186,147	1,053,373,463
April 1, 2024 – April 28, 2024	448,222	359.42	448,222	892,273,539
Total	751,227		751,227
__________
(1)Monthly information is presented by reference to our fiscal periods during our first quarter of 2024.
(2)On March 23, 2022, our board of directors approved a stock repurchase program for up to $1.0 billion of our common shares on the open market or in privately negotiated transactions. During the first quarter of 2024, we completed the remaining stock repurchases under this program.
On November 29, 2023, our board of directors approved a stock repurchase program for up to $1.0 billion of our common shares on the open market or in privately negotiated transactions. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes.
The following table provides information regarding our purchases of shares of our common stock during the first quarter of 2024 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 29, 2024 – February 25, 2024	7,241	$456.20	7,241	4,395,457
February 26, 2024 – March 31, 2024	12,077	430.20	12,077	4,383,380
April 1, 2024 – April 28, 2024	8,702	350.97	8,702	4,374,678
Total	28,020		28,020
_________
(1)Monthly information is presented by reference to our fiscal periods during our first quarter of 2024.
(2)All shares purchased under the ESPP are purchased on the Nasdaq Global Select Market (or such other stock exchange as we may designate). Unless our board terminates the ESPP earlier, it will continue until all shares authorized for purchase have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 6,000,000.
Excluded from this disclosure are shares withheld to settle statutory employee tax withholding related to the vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the first quarter of 2024, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	lululemon athletica inc. Employee Share Purchase Plan	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2024, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: June 5, 2024