Form 10-Q
period 2024-07-28
lululemon athletica inc.
filed 2024-08-29
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 23, 2024, there were 117,660,550 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of August 23, 2024, there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, as of August 23, 2024, the registrant had outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	July 28, 2024	January 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,610,112	$2,243,971
Accounts receivable, net	126,121	124,769
Inventories	1,429,043	1,323,602
Prepaid and receivable income taxes	210,969	183,733
Prepaid expenses and other current assets	195,499	184,502
	3,571,744	4,060,577
Property and equipment, net	1,614,893	1,545,811
Right-of-use lease assets	1,302,947	1,265,610
Goodwill	23,925	24,083
Deferred income tax assets	9,098	9,176
Other non-current assets	221,528	186,684
	$6,744,135	$7,091,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$317,348	$348,441
Accrued liabilities and other	396,423	348,555
Accrued compensation and related expenses	174,702	326,110
Current lease liabilities	278,067	249,270
Current income taxes payable	19,231	12,098
Unredeemed gift card liability	250,754	306,479
Other current liabilities	32,126	40,308
	1,468,651	1,631,261
Non-current lease liabilities	1,180,823	1,154,012
Non-current income taxes payable	—	15,864
Deferred income tax liabilities	28,876	29,522
Other non-current liabilities	34,140	29,201
	2,712,490	2,859,860
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 118,610 and 121,106 issued and outstanding	593	606
Additional paid-in capital	589,156	575,369
Retained earnings	3,751,713	3,920,362
Accumulated other comprehensive loss	(309,817)	(264,256)
	4,031,645	4,232,081
	$6,744,135	$7,091,941
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net revenue	$2,371,078	$2,209,165	$4,579,969	$4,209,957
Cost of goods sold	958,893	910,654	1,892,716	1,760,641
Gross profit	1,412,185	1,298,511	2,687,253	2,449,316
Selling, general and administrative expenses	871,959	817,375	1,714,385	1,564,888
Amortization of intangible assets	—	1,879	—	3,757
Income from operations	540,226	479,257	972,868	880,671
Other income (expense), net	17,994	7,362	41,277	15,387
Income before income tax expense	558,220	486,619	1,014,145	896,058
Income tax expense	165,298	145,016	299,802	264,050
Net income	$392,922	$341,603	$714,343	$632,008

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(25,571)	$54,786	$(69,876)	$12,036
Net investment hedge gains (losses)	10,834	(17,014)	24,315	706
Other comprehensive income (loss), net of tax	$(14,737)	$37,772	$(45,561)	$12,742
Comprehensive income	$378,185	$379,375	$668,782	$644,750

Basic earnings per share	$3.15	$2.69	$5.70	$4.97
Diluted earnings per share	$3.15	$2.68	$5.69	$4.96
Basic weighted-average number of shares outstanding	124,721	126,969	125,358	127,108
Diluted weighted-average number of shares outstanding	124,857	127,263	125,600	127,442
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended July 28, 2024
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of April 28, 2024	5,116	5,116	$—	120,470	$602	$570,286	$3,944,000	$(295,080)	$4,219,808
Net income							392,922		392,922
Other comprehensive income (loss), net of tax								(14,737)	(14,737)
Stock-based compensation expense						21,567			21,567
Common stock issued upon settlement of stock-based compensation				24	—	2,370			2,370
Shares withheld related to net share settlement of stock-based compensation				(2)	—	(829)			(829)
Repurchase of common stock, including excise tax				(1,882)	(9)	(4,238)	(585,209)		(589,456)
Balance as of July 28, 2024	5,116	5,116	$—	118,610	$593	$589,156	$3,751,713	$(309,817)	$4,031,645

	Quarter Ended July 30, 2023
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of April 30, 2023	5,116	5,116	$—	122,099	$610	$478,496	$3,118,584	$(277,614)	$3,320,076
Net income							341,603		341,603
Other comprehensive income (loss), net of tax								37,772	37,772
Stock-based compensation expense						24,283			24,283
Common stock issued upon settlement of stock-based compensation				33	—	4,228			4,228
Shares withheld related to net share settlement of stock-based compensation				(2)	—	(942)			(942)
Repurchase of common stock, including excise tax				(517)	(2)	(938)	(192,598)		(193,538)
Balance as of July 30, 2023	5,116	5,116	$—	121,613	$608	$505,127	$3,267,589	$(239,842)	$3,533,482

	Two Quarters Ended July 28, 2024
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 28, 2024	5,116	5,116	$—	121,106	$606	$575,369	$3,920,362	$(264,256)	$4,232,081
Net income							714,343		714,343
Other comprehensive income (loss), net of tax								(45,561)	(45,561)
Stock-based compensation expense						47,325			47,325
Common stock issued upon settlement of stock-based compensation				224	—	5,763			5,763
Shares withheld related to net share settlement of stock-based compensation				(87)	—	(33,371)			(33,371)
Repurchase of common stock, including excise tax				(2,633)	(13)	(5,930)	(882,992)		(888,935)
Balance as of July 28, 2024	5,116	5,116	$—	118,610	$593	$589,156	$3,751,713	$(309,817)	$4,031,645

	Two Quarters Ended July 30, 2023
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 29, 2023	5,116	5,116	$—	122,205	$611	$474,645	$2,926,127	$(252,584)	$3,148,799
Net income							632,008		632,008
Other comprehensive income (loss), net of tax								12,742	12,742
Stock-based compensation expense						45,584			45,584
Common stock issued upon settlement of stock-based compensation				307	—	16,101			16,101
Shares withheld related to net share settlement of stock-based compensation				(90)	—	(29,735)			(29,735)
Repurchase of common stock, including excise tax				(809)	(3)	(1,468)	(290,546)		(292,017)
Balance as of July 30, 2023	5,116	5,116	$—	121,613	$608	$505,127	$3,267,589	$(239,842)	$3,533,482
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Two Quarters Ended
	July 28, 2024	July 30, 2023
Cash flows from operating activities
Net income	$714,343	$632,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,332	178,125
Stock-based compensation expense	47,325	45,584
Settlement of derivatives not designated in a hedging relationship	(12,816)	18,870
Changes in operating assets and liabilities:
Inventories	(126,076)	(234,050)
Prepaid and receivable income taxes	(28,554)	(39,275)
Prepaid expenses and other current assets	(15,968)	37,595
Other non-current assets	(48,768)	(16,554)
Accounts payable	(23,683)	126,007
Accrued liabilities and other	60,123	8,538
Accrued compensation and related expenses	(147,810)	(55,716)
Current and non-current income taxes payable	(8,662)	(167,216)
Unredeemed gift card liability	(54,226)	(35,377)
Right-of-use lease assets and current and non-current lease liabilities	18,878	14,049
Other current and non-current liabilities	(2,774)	9,625
Net cash provided by operating activities	570,664	522,213
Cash flows from investing activities
Purchase of property and equipment	(275,767)	(282,453)
Settlement of net investment hedges	14,151	(549)
Other investing activities	(5,009)	(658)
Net cash used in investing activities	(266,625)	(283,660)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	5,763	16,101
Shares withheld related to net share settlement of stock-based compensation	(33,371)	(29,735)
Repurchase of common stock	(888,935)	(292,017)
Net cash used in financing activities	(916,543)	(305,651)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(21,355)	19,761
Decrease in cash and cash equivalents	(633,859)	(47,337)
Cash and cash equivalents, beginning of period	$2,243,971	$1,154,867
Cash and cash equivalents, end of period	$1,610,112	$1,107,530
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories. The Company organizes its operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA"). It conducts its business through a number of different channels in each market, including company-operated stores, e-commerce, temporary locations, wholesale, outlets, a re-commerce program, and license and supply arrangements. There were 721 and 711 company-operated stores as of July 28, 2024 and January 28, 2024, respectively.
Basis of presentation
The unaudited interim consolidated financial statements, including the financial position as of July 28, 2024 and the results of operations and cash flows for the periods disclosed, are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 28, 2024 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 28, 2024, which are included in Item 8 in the Company's fiscal 2023 Annual Report on Form 10-K filed with the SEC on March 21, 2024. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2023 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2024 will end on February 2, 2025 and will be a 53-week year. Fiscal 2023 was a 52-week year and ended on January 28, 2024. Fiscal 2024 and fiscal 2023 are referred to as "2024," and "2023," respectively. The first two quarters of 2024 and 2023 ended on July 28, 2024 and July 30, 2023, respectively.
The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its operating profit in the fourth fiscal quarter of each year as a result of increased net revenue during the holiday season.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
As of July 28, 2024, aside from letters of credit of $6.3 million, the Company had no other borrowings outstanding under this credit facility.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of July 28, 2024, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
The Company has an uncommitted and unsecured 240.0 million Chinese Yuan ($33.1 million) revolving credit facility with terms that are reviewed on an annual basis. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($27.6 million) and a financial guarantee facility of up to 40.0 million Chinese Yuan ($5.5 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of July 28, 2024, the Company was in compliance with the covenants and, aside from letters of credit of 40.3 million Chinese Yuan ($5.6 million), there were no other borrowings or guarantees outstanding under this credit facility.
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
As of July 28, 2024 and January 28, 2024, $52.1 million and $42.1 million, respectively, were outstanding under the SCF program and presented within accounts payable.
Note 5. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $46.7 million and $45.2 million for the first two quarters of 2024 and 2023, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $189.0 million as of July 28, 2024, which is expected to be recognized over a weighted-average period of 2.3 years.
A summary of the balances of the Company's stock-based compensation plans as of July 28, 2024, and changes during the first two quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of January 28, 2024	783	$285.69	175	$349.84	4	$370.85	223	$359.12
Granted	224	386.28	122	355.79	5	319.19	127	382.22
Exercised/released	31	183.32	98	309.89	4	371.33	90	347.17
Forfeited/expired	38	369.21	19	373.95	—	—	14	374.55
Balance as of July 28, 2024	938	$309.79	180	$373.12	5	$317.86	246	$374.52
Exercisable as of July 28, 2024	470	$250.42
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first two quarters of 2024:

First Two Quarters
2024
Expected term	3.75 years
Expected volatility	37.39%
Risk-free interest rate	4.30%
Dividend yield	—%
Employee share purchase plan
The Company has an Employee Share Purchase Plan ("ESPP"). Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the second quarter of 2024, there were 34.0 thousand shares purchased. As of July 28, 2024, 4.3 million shares remain authorized to be purchased under the ESPP.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $11.1 million and $9.6 million in the first two quarters of 2024 and 2023, respectively.
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

Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of July 28, 2024 and January 28, 2024, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	July 28, 2024	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$499,260	$499,260	$—	$—	Cash and cash equivalents
Term deposits	31	—	31	—	Cash and cash equivalents
Forward currency contract assets	19,658	—	19,658	—	Prepaid expenses and other current assets
Forward currency contract liabilities	19,553	—	19,553	—	Other current liabilities

	January 28, 2024	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$1,102,119	$1,102,119	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	647	—	647	—	Prepaid expenses and other current assets
Forward currency contract liabilities	2,872	—	2,872	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first two quarters of 2024.
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
During the first two quarters of 2024, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of July 28, 2024, there were derivative assets of $19.7 million and derivative liabilities of $19.6 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	July 28, 2024			January 28, 2024
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,205,000	$18,303	$—	$1,242,000	$—	$258
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,445,167	1,355	19,553	1,543,351	647	2,614
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$19,658	$19,553		$647	$2,872
The forward currency contracts designated as net investment hedges outstanding as of July 28, 2024 mature on different dates between August 2024 and November 2024.
The forward currency contracts not designated in a hedging relationship outstanding as of July 28, 2024 mature on different dates between August 2024 and October 2024.

The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Second Quarter		First Two Quarters
	2024	2023	2024	2023
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$14,575	$(23,166)	$32,712	$961
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Second Quarter		First Two Quarters
	2024	2023	2024	2023
	(In thousands)
Gains recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$15,836	$(38,426)	$30,771	$(30,099)
Derivatives not designated in a hedging relationship	(14,711)	42,729	(29,038)	33,023
Net foreign currency exchange and derivative gains	$1,125	$4,303	$1,733	$2,924
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
Note 8. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	Second Quarter		First Two Quarters
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Net income	$392,922	$341,603	$714,343	$632,008
Basic weighted-average number of shares outstanding	124,721	126,969	125,358	127,108
Assumed conversion of dilutive stock options and awards	136	294	242	334
Diluted weighted-average number of shares outstanding	124,857	127,263	125,600	127,442
Basic earnings per share	$3.15	$2.69	$5.70	$4.97
Diluted earnings per share	$3.15	$2.68	$5.69	$4.96
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have, in effect, the same economic rights and share equally in undistributed net income. For the first two quarters of 2024 and 2023, 0.1 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.

On March 23, 2022, the Company's board of directors approved a stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. During the first quarter of 2024, the Company completed the remaining stock repurchases under this program.
On November 29, 2023, the Company's board of directors approved an additional stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. On May 29, 2024, the Company's board of directors approved a $1.0 billion increase to the existing stock repurchase program. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes and as of July 28, 2024, the remaining authorized value was $1.3 billion.
During the first two quarters of 2024 and 2023, 2.6 million and 0.8 million shares, respectively, were repurchased at a total cost including commissions and excise taxes of $888.9 million and $292.0 million, respectively.
Subsequent to July 28, 2024, and up to August 23, 2024, 1.0 million shares were repurchased at a total cost including commissions and excise taxes of $239.3 million.
Note 9. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	July 28, 2024	January 28, 2024
	(In thousands)
Inventories:
Inventories, at cost	$1,536,505	$1,465,076
Provision to reduce inventories to net realizable value	(107,462)	(141,474)
	$1,429,043	$1,323,602
Prepaid expenses and other current assets:
Prepaid expenses	$150,768	$137,203
Forward currency contract assets	19,658	647
Other current assets	25,073	46,652
	$195,499	$184,502
Property and equipment, net:
Land	$78,145	$79,498
Buildings	28,523	29,032
Leasehold improvements	1,147,438	1,006,926
Furniture and fixtures	162,232	156,656
Computer hardware	184,298	176,597
Computer software	1,170,495	1,032,567
Equipment and vehicles	47,447	34,017
Work in progress	155,973	247,943
Property and equipment, gross	2,974,551	2,763,236
Accumulated depreciation	(1,359,658)	(1,217,425)
	$1,614,893	$1,545,811
Other non-current assets:
Cloud computing arrangement implementation costs	$153,025	$133,597
Security deposits	38,114	31,825
Other	30,389	21,262
	$221,528	$186,684

	July 28, 2024	January 28, 2024
	(In thousands)
Accrued liabilities and other:
Accrued operating expenses	$164,896	$147,215
Sales return allowances	49,104	61,634
Accrued freight	43,925	41,241
Accrued capital expenditures	22,256	31,936
Accrued duty	37,601	25,817
Accrued rent	18,052	12,522
Accrued inventory liabilities	10,293	4,783
Sales tax collected	13,417	3,088
Forward currency contract liabilities	19,553	2,872
Other	17,326	17,447
	$396,423	$348,555
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

Since January 28, 2024, the Company has reported three segments: Americas, China Mainland, and Rest of World, which is APAC and EMEA on a combined basis. The Company does not report capital expenditures and assets by segment as that information is not reviewed by the CODM. Previously, the Company's operating segments were comprised of company-operated stores, direct to consumer (or "e-commerce"), and other. The Company has recast the prior period information to reflect its new operating segments.

	Second Quarter		First Two Quarters
	2024	2023	2024	2023
	(In thousands)
Net revenue:
Americas	$1,741,433	$1,719,773	$3,363,697	$3,287,511
China Mainland	314,189	234,445	617,975	444,513
Rest of World	315,456	254,947	598,297	477,933
	$2,371,078	$2,209,165	$4,579,969	$4,209,957
Segmented income from operations:
Americas	$669,427	$660,570	$1,234,267	$1,241,792
China Mainland	119,085	83,481	238,863	157,366
Rest of World	74,000	51,292	140,681	95,086
	862,512	795,343	1,613,811	1,494,244
General corporate expense	322,286	314,207	640,943	609,816
Amortization of intangible assets	—	1,879	—	3,757
Income from operations	540,226	479,257	972,868	880,671
Other income (expense), net	17,994	7,362	41,277	15,387
Income before income tax expense	$558,220	$486,619	$1,014,145	$896,058

Depreciation and amortization:
Americas	$47,824	$44,514	$92,150	$79,650
China Mainland	7,762	5,794	15,787	11,759
Rest of World	7,407	5,755	13,913	11,053
Corporate	40,580	37,946	77,482	75,663
	$103,573	$94,009	$199,332	$178,125

Note 11. Disaggregated Net Revenue
In addition to the disaggregation of net revenue by reportable segment in Note 10. Segmented Information, the following table disaggregates the Company's net revenue by geographic area.

	Second Quarter		First Two Quarters
	2024	2023	2024	2023
	(In thousands)
United States	$1,421,980	$1,424,926	$2,762,380	$2,739,317
Canada	319,453	294,847	601,317	548,194

China Mainland	314,189	234,445	617,975	444,513
Hong Kong SAR, Taiwan, and Macau SAR	42,035	43,055	84,299	82,672
People's Republic of China	356,224	277,500	702,274	527,185

Other geographic areas	273,421	211,892	513,998	395,261
	$2,371,078	$2,209,165	$4,579,969	$4,209,957
The following table disaggregates the Company's net revenue by category. Other categories is primarily composed of accessories, footwear, and lululemon Studio.

	Second Quarter		First Two Quarters
	2024	2023	2024	2023
	(In thousands)
Women's product	$1,476,121	$1,396,327	$2,911,362	$2,705,155
Men's product	587,525	530,723	1,093,223	968,888
Other categories	307,432	282,115	575,384	535,914
	$2,371,078	$2,209,165	$4,579,969	$4,209,957
The following table disaggregates the Company's net revenue by channel.

	Second Quarter		First Two Quarters
	2024	2023	2024	2023
	(In thousands)
Company-operated stores	$1,215,613	$1,096,939	$2,286,138	$2,055,026
E-commerce	910,637	893,673	1,816,424	1,728,615
Other channels	244,828	218,553	477,407	426,316
	$2,371,078	$2,209,165	$4,579,969	$4,209,957
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
On July 12, 2024, lululemon and its subsidiary, lululemon usa inc., were named as defendants in a putative consumer class action (Gyani v. Lululemon Athletica Inc., et al., No. 1:24-cv-22651-BB) in the United States District Court for the Southern District of Florida. The complaint asserts claims under the Florida Deceptive and Unfair Trade Practices Act and for unjust enrichment based on statements by the Company relating to the sustainability and environmental impact of the Company's products and actions during the period October 28, 2020 to present. The complaint seeks monetary damages, as well as non-monetary relief such as an injunction to end the alleged unlawful practices. The Company intends to defend the action vigorously.
On August 8, 2024, lululemon athletica inc. and certain officers of the Company were named as defendants in a purported securities class action (Patel v. Lululemon Athletica Inc., et al., No. 1:24-cv-06033) in the United States District Court for the Southern District of New York. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements and omissions by Defendants during the period December 7, 2023 to July 24, 2024 relating to lululemon's business, product offerings, and inventory allocation that Plaintiff alleges artificially inflated the Company’s stock price. The complaint currently seeks unspecified monetary damages. The Company intends to defend the action vigorously.
Note 13. Pending Acquisition
During the second quarter of 2024, the Company entered into an agreement to acquire the operations and lululemon branded retail locations being run by a third party under a license and supply arrangement in Mexico for approximately $160.0 million in cash. The Company had previously granted this third party the right to operate lululemon branded retail locations and to sell lululemon products in Mexico. The transaction is subject to customary closing conditions and regulatory approval.
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
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2024 will end on February 2, 2025 and will be a 53-week year. Fiscal 2023 was a 52-week year and ended on January 28, 2024. Fiscal 2024 and fiscal 2023 are referred to as "2024," and "2023," respectively. The first two quarters of 2024 and 2023 ended on July 28, 2024 and July 30, 2023, respectively.
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
As reported in our fiscal 2023 Annual Report on Form 10-K filed with the SEC on March 21, 2024, we changed our operating segments during the fourth quarter of fiscal 2023. We report three segments: Americas, China Mainland, and Rest of World, which is Asia Pacific (“APAC”) and Europe and the Middle East (“EMEA”) on a combined basis. Previously, our segments were based on selling channel. We have recast our previously reported amounts for segmented net revenue and segmented income from operations to reflect the current presentation.
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
Financial Highlights
The summary below compares the second quarter of 2024 to the second quarter of 2023:
•Net revenue increased 7% to $2.4 billion. On a constant dollar basis, net revenue increased 8%.
•Comparable sales increased 2%, or 3% on a constant dollar basis.
–Americas comparable sales decreased 3%, or 2% on a constant dollar basis.
–China Mainland comparable sales increased 21%, or 23% on a constant dollar basis.
–Rest of World comparable sales increased 17%, or 20% on a constant dollar basis.
•Gross profit increased 9% to $1.4 billion.
•Gross margin increased 80 basis points to 59.6%.
•Income from operations increased 13% to $540.2 million.

•Operating margin increased 110 basis points to 22.8%.
•Income tax expense increased 14% to $165.3 million. Our effective tax rate for the second quarter of 2024 was 29.6% compared to 29.8% for the second quarter of 2023.
•Diluted earnings per share were $3.15 compared to $2.68 in the second quarter of 2023.
Market Conditions and Trends
Macroeconomic conditions, including consumer purchasing behaviors and foreign currency fluctuations, impact our business and operating costs. Such factors are expected to continue to impact our business throughout 2024, with the impact varying by market.
Consumer purchasing behaviors and their propensity to spend in our sector have been impacted by uncertain economic conditions including inflation, higher interest rates, and other factors, which has adversely impacted consumer demand for our products.
While we experienced traffic growth in the first two quarters of 2024 in all markets, we saw continued moderation in our quarterly net revenue growth in the Americas. In the United States, net revenue declined by $2.9 million in the second quarter of 2024 compared to the second quarter of 2023. We continue to monitor macroeconomic conditions and the trends in consumer demand for our products.
Foreign currency fluctuations have adversely impacted our financial results. Foreign currency fluctuations reduced the growth of our net revenue by $43.9 million when comparing the first two quarters of 2024 to the first two quarters of 2023, primarily due to the overall appreciation of the US dollar. We expect future exchange rate volatility to impact our results.
Quarter-to-Date Results of Operations: Second Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	Second Quarter
	2024	2023	2024	2023
	(In thousands)		(Percentage of net revenue)
Net revenue	$2,371,078	$2,209,165	100.0%	100.0%
Cost of goods sold	958,893	910,654	40.4	41.2
Gross profit	1,412,185	1,298,511	59.6	58.8
Selling, general and administrative expenses	871,959	817,375	36.8	37.0
Amortization of intangible assets	—	1,879	—	0.1
Income from operations	540,226	479,257	22.8	21.7
Other income (expense), net	17,994	7,362	0.8	0.3
Income before income tax expense	558,220	486,619	23.5	22.0
Income tax expense	165,298	145,016	7.0	6.6
Net income	$392,922	$341,603	16.6%	15.5%
Net Revenue
Net revenue increased $161.9 million, or 7%, to $2.4 billion for the second quarter of 2024 from $2.2 billion for the second quarter of 2023. On a constant dollar basis, net revenue increased 8%. Comparable sales increased 2%, or 3% on a constant dollar basis. The increase in net revenue was primarily due to increased China Mainland and Rest of World net revenue. Americas net revenue also increased.

Net revenue for the second quarter of 2024 and 2023 is summarized below:

	Second Quarter
	2024	2023	2024	2023	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$1,741,433	$1,719,773	73.4%	77.8%	$21,660	1%	2%
China Mainland	314,189	234,445	13.3	10.6	79,744	34%	37%
Rest of World	315,456	254,947	13.3	11.5	60,509	24%	27%
Net revenue	$2,371,078	$2,209,165	100.0%	100.0%	$161,913	7%	8%
Americas. The increase in Americas net revenue was primarily due to a $57.8 million increase from new or expanded company-operated stores and our other channels. We have opened 15 net new stores in the Americas since the second quarter of 2023. Americas comparable sales decreased 3%, or 2% on a constant dollar basis. The decrease in comparable sales was primarily a result of decreased conversion rates, partially offset by an increase in traffic and a higher dollar value per transaction.
China Mainland. The increase in China Mainland net revenue was primarily due to an increase in comparable sales, which increased 21%, or 23% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a lower dollar value per transaction. The increase in China Mainland net revenue was also driven by a $34.3 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 25 net new stores in China Mainland since the second quarter of 2023.
Rest of World. The increase in Rest of World net revenue was primarily due to an increase in comparable sales, which increased 17%, or 20% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates. The increase in Rest of World net revenue was also driven by a $23.8 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened nine net new stores in Rest of World since the second quarter of 2023.
Gross Profit

	Second Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,412,185	$1,298,511	$113,674	8.8%

Gross margin	59.6%	58.8%	80 basis points
The increase in gross margin was primarily the result of:
•a net increase in product margin of 130 basis points, primarily due to lower product costs; and
•a decrease in costs related to our product departments as a percentage of net revenue of 80 basis points.
The increase in gross margin was partially offset by an increase in occupancy and depreciation costs as a percentage of net revenue of 70 basis points, an increase in distribution center costs as a percentage of net revenue of 40 basis points, and an unfavorable impact of foreign currency exchange rates of 20 basis points.
Selling, General and Administrative Expenses

	Second Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$871,959	$817,375	$54,584	6.7%

Selling, general and administrative expenses as a percentage of net revenue	36.8%	37.0%	(20) basis points

The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $28.9 million, comprised of:
–an increase in brand and community costs of $16.1 million primarily due to increased marketing expenses and brand campaigns;
–an increase in advisory and professional fees of $9.2 million;
–an increase in technology costs, including cloud computing amortization, of $5.3 million;
–an increase in depreciation of $4.5 million; and
–an increase in other head office costs of $2.1 million.
The increase in costs related to our head office was partially offset by a net decrease in employee costs of $8.3 million primarily due to decreased incentive compensation, partially offset by increased salaries and wages expense.
•an increase in costs related to our operating channels of $22.5 million, comprised of:
–an increase in employee costs of $12.1 million primarily due to increased salaries and wages expense and benefit costs for retail employees primarily from the growth in our business, partially offset by decreased incentive compensation;
–an increase in brand and community costs of $9.1 million primarily due to increased digital marketing expenses; and
–an increase in other operating costs of $7.6 million primarily due to increased technology costs, repairs and maintenance costs, and security costs.
The increase in costs related to our operating channels was partially offset by a decrease in variable costs of $6.3 million primarily due to decreased distribution cost rates, partially offset by increased credit card fees and packaging costs as a result of higher net revenue.
•a decrease in net foreign currency exchange and derivative revaluation gains of $3.2 million.
Amortization of Intangible Assets

	Second Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$—	$1,879	$(1,879)	(100.0)%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR, which we rebranded as lululemon Studio. These assets were fully impaired during the third quarter of 2023.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. General corporate expenses include centrally managed support functions and other head office costs, including product design teams and brand costs which support all regions. Segmented income from operations is summarized below.

	Second Quarter
	2024	2023	2024	2023	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Americas	$669,427	$660,570	38.4%	38.4%	$8,857	1.3%
China Mainland	119,085	83,481	37.9	35.6	35,604	42.6
Rest of World	74,000	51,292	23.5	20.1	22,708	44.3
	$862,512	$795,343			$67,169	8.4%
General corporate expense	322,286	314,207			8,079	2.6
Amortization of intangible assets	—	1,879			(1,879)	(100.0)
Income from operations	$540,226	$479,257			$60,969	12.7%
Operating margin	22.8%	21.7%			110 basis points
Americas. The increase in Americas income from operations was primarily the result of increased gross profit of $7.4 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to deleverage on distribution center and occupancy costs, partially offset by higher product margin. The increase in Americas income from operations was also driven by a decrease in selling, general and administrative expenses, primarily due to decreased distribution cost rates and lower employee costs, partially offset by increased marketing expenses. Income from operations as a percentage of Americas net revenue was consistent with the second quarter of 2023, primarily due to leverage on selling, general and administrative expenses, offset by lower gross margin.
China Mainland. The increase in China Mainland income from operations was primarily the result of increased gross profit of $57.6 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin as well as leverage on occupancy costs, partially offset by unfavorable foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to increased marketing expenses and higher employee costs, as well as increased distribution costs driven by higher net revenue. Income from operations as a percentage of China Mainland net revenue increased primarily due to higher gross margin, partially offset by deleverage on selling, general and administrative expenses.
Rest of World. The increase in Rest of World income from operations was primarily the result of increased gross profit of $39.4 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin as well as leverage on distribution center costs, partially offset by unfavorable foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to increased marketing expenses and higher employee costs, as well as increased distribution costs driven by higher net revenue. Income from operations as a percentage of Rest of World net revenue increased primarily due to higher gross margin and leverage on selling, general and administrative expenses.
General Corporate Expense. The increase in general corporate expense was primarily due to increased advisory and professional fees, technology costs, and depreciation. The increase was also due to a decrease in net foreign currency exchange and derivative revaluation gains of $3.2 million. The increase in general corporate expense was partially offset by lower employee costs, driven by decreased incentive compensation.
Other Income (Expense), Net

	Second Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$17,994	$7,362	$10,632	144.4%
The increase in other income, net was primarily due to an increase in interest income as a result of higher cash balances.

Income Tax Expense

	Second Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$165,298	$145,016	$20,282	14.0%

Effective tax rate	29.6%	29.8%	(20) basis points
The decrease in the effective tax rate was primarily due to an increase in tax credits and a decrease in non-deductible expenses in international jurisdictions, partially offset by adjustments upon the filing of certain income tax returns.
Net Income

	Second Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$392,922	$341,603	$51,319	15.0%
The increase in net income was primarily due to an increase in gross profit of $113.7 million and an increase in other income (expense), net of $10.6 million, partially offset by an increase in selling, general and administrative expenses of $54.6 million and an increase in income tax expense of $20.3 million.
Year-to-Date Results of Operations: First Two Quarters Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Two Quarters
	2024	2023	2024	2023
	(In thousands)		(Percentage of net revenue)
Net revenue	$4,579,969	$4,209,957	100.0%	100.0%
Cost of goods sold	1,892,716	1,760,641	41.3	41.8
Gross profit	2,687,253	2,449,316	58.7	58.2
Selling, general and administrative expenses	1,714,385	1,564,888	37.4	37.2
Amortization of intangible assets	—	3,757	—	0.1
Income from operations	972,868	880,671	21.2	20.9
Other income (expense), net	41,277	15,387	0.9	0.4
Income before income tax expense	1,014,145	896,058	22.1	21.3
Income tax expense	299,802	264,050	6.5	6.3
Net income	$714,343	$632,008	15.6%	15.0%
Net Revenue
Net revenue increased $370.0 million, or 9%, to $4.6 billion for the first two quarters of 2024 from $4.2 billion for the first two quarters of 2023. On a constant dollar basis, net revenue increased 10%. Comparable sales increased 4%, or 5% on a constant dollar basis. The increase in net revenue was primarily due to increased China Mainland and Rest of World net revenue. Americas net revenue also increased.

Net revenue for the first two quarters of 2024 and 2023 is summarized below:

	First Two Quarters
	2024	2023	2024	2023	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$3,363,697	$3,287,511	73.4%	78.1%	$76,186	2%	3%
China Mainland	617,975	444,513	13.5	10.6	173,462	39%	44%
Rest of World	598,297	477,933	13.1	11.4	120,364	25%	28%
Net revenue	$4,579,969	$4,209,957	100.0%	100.0%	$370,012	9%	10%
Americas. The increase in Americas net revenue was primarily due to a $108.6 million increase from new or expanded company-operated stores and our other channels. We have opened 15 net new stores in the Americas since the second quarter of 2023. Americas comparable sales decreased 1%. The decrease in comparable sales was primarily a result of decreased conversion rates, partially offset by an increase in traffic and a higher dollar value per transaction.
China Mainland. The increase in China Mainland net revenue was primarily due to an increase in comparable sales, which increased 24%, or 28% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a lower dollar value per transaction. The increase in China Mainland net revenue was also driven by a $76.0 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 25 net new stores in China Mainland since the second quarter of 2023.
Rest of World. The increase in Rest of World net revenue was primarily due to an increase in comparable sales, which increased 20%, or 23% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates. The increase in Rest of World net revenue was also driven by a $43.7 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened nine net new stores in Rest of World since the second quarter of 2023.
Gross Profit

	First Two Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$2,687,253	$2,449,316	$237,937	9.7%

Gross margin	58.7%	58.2%	50 basis points
The increase in gross margin was primarily the result of:
•a net increase in product margin of 120 basis points, primarily due to lower product costs, as well as lower inventory provisions in the current year, which was modestly offset by higher markdowns in the current year; and
•a decrease in costs related to our product departments as a percentage of net revenue of 70 basis points.
The increase in gross margin was partially offset by an increase in occupancy and depreciation costs as a percentage of net revenue of 70 basis points, an increase in distribution center costs as a percentage of net revenue of 50 basis points, and an unfavorable impact of foreign currency exchange rates of 20 basis points.

Selling, General and Administrative Expenses

	First Two Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,714,385	$1,564,888	$149,497	9.6%

Selling, general and administrative expenses as a percentage of net revenue	37.4%	37.2%	20 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $76.3 million, comprised of:
–an increase in brand and community costs of $37.2 million primarily due to increased marketing expenses and brand campaigns, partially offset by decreased charitable donations;
–an increase in advisory and professional fees of $24.7 million;
–an increase in technology costs, including cloud computing amortization, of $10.1 million;
–an increase in depreciation of $5.6 million; and
–an increase in other head office costs of $1.5 million.
The increase in costs related to our head office was partially offset by a net decrease in employee costs of $2.8 million primarily due to decreased incentive compensation, partially offset by increased salaries and wages expense.
•an increase in costs related to our operating channels of $72.0 million, comprised of:
–an increase in employee costs of $26.2 million primarily due to increased salaries and wages expense and benefit costs for retail employees primarily from the growth in our business, partially offset by decreased incentive compensation;
–an increase in other operating costs of $22.9 million primarily due to increased depreciation costs, technology costs, and repairs and maintenance costs;
–an increase in brand and community costs of $11.6 million primarily due to increased digital marketing expenses; and
–an increase in variable costs of $11.3 million primarily due to increased packaging costs and credit card fees, primarily as a result of increased net revenue.
•a decrease in net foreign currency exchange and derivative revaluation gains of $1.2 million.
Amortization of Intangible Assets

	First Two Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$—	$3,757	$(3,757)	(100.0)%
The amortization of intangible assets was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR, which we rebranded as lululemon Studio. These assets were fully impaired during the third quarter of 2023.

Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. General corporate expenses include centrally managed support functions and other head office costs, including product design teams and brand costs which support all regions. Segmented income from operations is summarized below.

	First Two Quarters
	2024	2023	2024	2023	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Americas	$1,234,267	$1,241,792	36.7%	37.8%	$(7,525)	(0.6)%
China Mainland	238,863	157,366	38.7	35.4	81,497	51.8
Rest of World	140,681	95,086	23.5	19.9	45,595	48.0
	$1,613,811	$1,494,244			$119,567	8.0%
General corporate expense	640,943	609,816			31,127	5.1
Amortization of intangible assets	—	3,757			(3,757)	(100.0)
Income from operations	$972,868	$880,671			$92,197	10.5%
Operating margin	21.2%	20.9%			30 basis points
Americas. The decrease in Americas income from operations was primarily the result of increased selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily due to increased marketing expenses, higher depreciation, and higher technology costs, partially offset by lower employee costs. The increase in selling, general and administrative expenses was partially offset by increased gross profit of $31.1 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to deleverage on distribution center and occupancy costs, partially offset by higher product margin. Income from operations as a percentage of Americas net revenue decreased primarily due to deleverage on selling, general and administrative expenses and lower gross margin.
China Mainland. The increase in China Mainland income from operations was primarily the result of increased gross profit of $118.9 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin as well as leverage on occupancy and other costs, partially offset by unfavorable foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee costs and increased marketing expenses, as well as increased packaging and distribution costs driven by higher net revenue. Income from operations as a percentage of China Mainland net revenue increased primarily due to higher gross margin and leverage on selling, general and administrative expenses.
Rest of World. The increase in Rest of World income from operations was primarily the result of increased gross profit of $79.6 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin as well as leverage on occupancy costs, partially offset by unfavorable foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee costs and increased marketing expenses, as well as increased distribution costs and credit card fees driven by higher net revenue. Income from operations as a percentage of Rest of World net revenue increased primarily due to higher gross margin and leverage on selling, general and administrative expenses.
General Corporate Expense. The increase in general corporate expense was primarily due to increased advisory and professional fees, technology costs, depreciation, and employee costs. The increase was also due to a decrease in net foreign currency exchange and derivative revaluation gains of $1.2 million. The increase in general corporate expense was partially offset by decreased charitable donations.

Other Income (Expense), Net

	First Two Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$41,277	$15,387	$25,890	168.3%
The increase in other income, net was primarily due to an increase in interest income as a result of higher cash balances.
Income Tax Expense

	First Two Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$299,802	$264,050	$35,752	13.5%

Effective tax rate	29.6%	29.5%	10 basis points
The increase in the effective tax rate was primarily due to a decrease in tax benefits related to stock-based compensation and adjustments upon the filing of certain income tax returns, partially offset by an increase in tax credits.
Net Income

	First Two Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$714,343	$632,008	$82,335	13.0%
The increase in net income was primarily due to an increase in gross profit of $237.9 million and an increase in other income (expense), net of $25.9 million, partially offset by an increase in selling, general and administrative expenses of $149.5 million and an increase in income tax expense of $35.8 million.
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

A constant dollar basis assumes the average foreign currency exchange rates for the period remained constant with the average foreign currency exchange rates for the same period of the prior year. We provide constant dollar changes in our results to help investors understand the underlying growth rate of net revenue excluding the impact of changes in foreign currency exchange rates. Management uses these constant currency metrics internally when reviewing and assessing financial performance.
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
Constant Dollar Changes
The below changes in net revenue and comparable sales show the change compared to the corresponding period in the prior year.

	Second Quarter 2024 Compared to Second Quarter 2023			First Two Quarters 2024 Compared to First Two Quarters 2023
	Change	Foreign exchange changes	Change in constant dollars	Change	Foreign exchange changes	Change in constant dollars
Net Revenue
Americas	1%	1%	2%	2%	1%	3%
China Mainland	34	3	37	39	5	44
Rest of World	24	3	27	25	3	28
Total net revenue	7%	1%	8%	9%	1%	10%

Comparable sales(1)
Americas	(3)%	1%	(2)%	(1)%	—%	(1)%
China Mainland	21	2	23	24	4	28
Rest of World	17	3	20	20	3	23
Total comparable sales	2%	1%	3%	4%	1%	5%
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

The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Two Quarters
	2024	2023	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$570,664	$522,213	$48,451
Investing activities	(266,625)	(283,660)	17,035
Financing activities	(916,543)	(305,651)	(610,892)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(21,355)	19,761	(41,116)
Decrease in cash and cash equivalents	$(633,859)	$(47,337)	$(586,522)
Operating Activities
The increase in cash provided by operating activities was primarily as a result of increased net income of $82.3 million. The increase in cash provided by operating activities was partially offset by a decrease in cash flows from the changes in operating assets and liabilities of $25.1 million, primarily driven by changes in accounts payable, accrued compensation, and other current assets, partially offset by changes in income taxes, inventories, and accrued liabilities. The increase in cash provided by operating activities was also partially offset by changes in adjusting items of $8.7 million, primarily driven by lower cash inflows related to derivatives, partially offset by increased depreciation.
Investing Activities
The decrease in cash used in investing activities was primarily due to the settlement of net investment hedges and decreased capital expenditures, partially offset by an increase in other investing activities. The modest decrease in capital expenditures was primarily due to a decrease in corporate capital expenditures, while we had similar levels of capital expenditures across distribution centers, technology infrastructure and system initiatives, and company-operated stores.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in our stock repurchases. During the first two quarters of 2024, we repurchased 2.6 million shares at a total cost including commissions and excise taxes of $888.9 million. During the first two quarters of 2023, we repurchased 0.8 million shares at a total cost including commissions and excise taxes of $292.0 million. We repurchased the shares of common stock in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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

The following table includes certain measures of our liquidity:

July 28, 2024
(In thousands)
Cash and cash equivalents	$1,610,112
Working capital(1) excluding cash and cash equivalents	492,981
Capacity under committed revolving credit facility	393,692
_________
(1)Working capital is calculated as current assets of $3.6 billion less current liabilities of $1.5 billion.
We enter into standby letters of credit and guarantee to secure certain of our obligations, including leases, taxes, and duties. As of July 28, 2024, letters of credit and guarantee totaling $11.2 million had been issued, including $6.3 million under our committed revolving credit facility.
Our existing Americas credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of July 28, 2024, aside from letters of credit and guarantee of $6.3 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 3. Revolving Credit Facilities included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of July 28, 2024 was $1.4 billion, a decrease of 14% from July 30, 2023.
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

Operating Locations
Our company-operated stores by market as of July 28, 2024 and January 28, 2024 are summarized in the table below.

Number of company-operated stores by market	July 28, 2024	January 28, 2024
United States	370	367
Canada	71	71
Americas	441	438

China Mainland	132	127

Australia	33	33
South Korea	19	19
Hong Kong SAR	10	9
Japan	8	8
New Zealand	8	8
Taiwan	8	8
Singapore	7	7
Malaysia	4	3
Macau SAR	2	2
Thailand	2	1
APAC	101	98

United Kingdom	19	20
Germany	9	9
France	6	6
Ireland	4	4
Spain	3	3
Netherlands	2	2
Sweden	2	2
Norway	1	1
Switzerland	1	1
EMEA	47	48

Total company-operated stores	721	711
Our retail locations operated by third parties by market as of July 28, 2024 and January 28, 2024 are summarized in the table below.

Number of retail locations operated by third parties by market	July 28, 2024	January 28, 2024
Mexico	16	15
United Arab Emirates	9	8
Saudi Arabia	8	6
Israel	4	3
Qatar	4	3
Kuwait	3	3
Bahrain	1	1
Total locations operated by third parties under license and supply arrangements	45	39

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Translation Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. As a result of the fluctuation in exchange rates compared to the U.S. dollar our revenue was $43.9 million lower in the first two quarters of 2024 in comparison to the first two quarters of 2023.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income or loss within stockholders' equity. A significant portion of our net assets are held by our Canadian dollar subsidiary. We enter into forward currency contracts in order to hedge a portion of the foreign currency exposure associated with the translation of our net investment in our Canadian subsidiary. The impact to other comprehensive loss of translation of our Canadian subsidiaries was an increase in the loss of $42.5 million, inclusive of net investment hedge gains.
Transaction Risk. We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. We also hold cash and cash equivalents and other monetary assets in currencies that are different to the functional currency of our subsidiaries. As of July 28, 2024, we had certain forward currency contracts outstanding in order to economically hedge the foreign currency revaluation gains and losses recognized by our foreign subsidiaries, including our Canadian and Chinese subsidiaries, on their monetary assets and liabilities denominated in currencies other than their functional currency.
We perform a sensitivity analysis to determine the market risk exposure associated with the fair values of our forward currency contracts. The net fair value of outstanding derivatives as of July 28, 2024 was an asset of $0.1 million. As of July 28, 2024, a 10% depreciation in the U.S. dollar against the hedged currencies would have resulted in the net fair value of outstanding derivatives depreciating by $21.5 million. The hypothetical change in the fair value of the forward currency contracts would have been substantially offset by a corresponding but directionally opposite change in the underlying hedged items.
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
Interest Rate Risk
Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of July 28, 2024, aside from letters of credit of $6.3 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. As of July 28, 2024, we held cash and cash equivalents of $1.6 billion. Interest generated on cash balances is subject to variability as interest rates increase or decrease.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of July 28, 2024. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of July 28, 2024, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended July 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The complex hardware previously sold by our lululemon Studio subsidiary, as well as the services currently offered, can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by lululemon Studio, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any defects could make our products and services unsafe and create a risk of environmental or property damage or personal injury and we may become subject to the hazards and uncertainties of product liability claims and related litigation. The occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, or lawsuits filed against us, particularly if guests or others who use or purchase our lululemon Studio products are injured. Even if injuries are not the result of any defects, if they are perceived to be, we may incur expenses to defend or settle any claims and our brand and reputation may be harmed.
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
In addition, our continued growth depends in part on our ability to expand our product categories and introduce new product lines. We may not be able to successfully manage integration of new product categories or the new product lines with our existing products. Selling new product categories and lines will require our management to test and develop different strategies in order to be successful. We may be unsuccessful in entering new product categories and developing or launching new product lines, which requires management of new suppliers, potential new customers, and new business models. Our management may not have the experience of selling in these new product categories and we may not be able to grow our business as planned. For example, in July 2020, we acquired MIRROR, which was rebranded as lululemon Studio, and in 2023, we discontinued selling its hardware and offering its digital app-only subscription. If we are unable to effectively and successfully further develop current and future new product categories and lines, we may not be able to increase or maintain our sales and our operating margins may be adversely affected. This may also divert the attention of management and cause additional expenses.
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
Increased scrutiny from investors and others regarding our environmental, social, governance, or sustainability responsibilities could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.
Investor and political advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the environmental, social and governance ("ESG") practices of companies, including those associated with climate change and social responsibility. These parties have placed increased importance on the implications of the social cost of their investments and disclosure of their ESG practices. If our ESG practices do not meet customer, investor, employee, or other stakeholder expectations or do not align with their opinions or values, our brand, reputation, employee retention, and business may be negatively impacted. Any sustainability or impact report that we publish or other ESG disclosures we make may include our policies, practices, goals, and targets on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG policies, practices, goals, or targets, including how we describe and report our ESG goals, efforts, and practices, and this could reduce demand for our products or lead to regulatory enforcement that could restrict our ability to market and sell our products. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the goals or targets included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the second quarter of 2024 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 29, 2024 – May 26, 2024	478,784	$346.34	478,784	$726,452,609
May 27, 2024 – June 30, 2024	658,706	309.04	658,706	1,522,885,658
July 1, 2024 – July 28, 2024	744,582	287.77	744,582	1,308,620,942
Total	1,882,072		1,882,072
__________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of 2024.
(2)On November 29, 2023, our board of directors approved a stock repurchase program for up to $1.0 billion of our common shares on the open market or in privately negotiated transactions. On May 29, 2024, our board of directors approved a $1.0 billion increase to the existing stock repurchase program. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes.
The following table provides information regarding our purchases of shares of our common stock during the second quarter of 2024 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 29, 2024 – May 26, 2024	10,662	$329.42	10,662	4,364,016
May 27, 2024 – June 30, 2024	10,247	288.76	10,247	4,353,769
July 1, 2024 – July 28, 2024	13,132	313.13	13,132	4,340,637
Total	34,041		34,041
_________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of 2024.
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
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the second quarter of 2024, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Credit Agreement Assignment and Assumption	X

10.2	Amendment No.2 to the Credit Agreement between lululemon athletica inc., a Delaware corporation, and Bank of America, N.A., as administrative agent for the lenders parties to the Credit Agreement	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2024, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: August 29, 2024