Form 10-Q
period 2024-10-27
lululemon athletica inc.
filed 2024-12-05
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of November 29, 2024, there were 116,667,564 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of November 29, 2024, there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, as of November 29, 2024, the registrant had outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	October 27, 2024	January 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,188,419	$2,243,971
Accounts receivable, net	143,418	124,769
Inventories	1,800,893	1,323,602
Prepaid and receivable income taxes	257,388	183,733
Prepaid expenses and other current assets	215,171	184,502
	3,605,289	4,060,577
Property and equipment, net	1,697,759	1,545,811
Right-of-use lease assets	1,360,589	1,265,610
Goodwill	164,462	24,083
Intangible assets, net	13,723	—
Deferred income tax assets	9,253	9,176
Other non-current assets	232,594	186,684
	$7,083,669	$7,091,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$385,960	$348,441
Accrued liabilities and other	561,615	348,555
Accrued compensation and related expenses	190,169	326,110
Current lease liabilities	290,368	249,270
Current income taxes payable	96,808	12,098
Unredeemed gift card liability	238,327	306,479
Other current liabilities	40,286	40,308
	1,803,533	1,631,261
Non-current lease liabilities	1,223,733	1,154,012
Non-current income taxes payable	—	15,864
Deferred income tax liabilities	33,231	29,522
Other non-current liabilities	37,440	29,201
	3,097,937	2,859,860
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 117,046 and 121,106 issued and outstanding	585	606
Additional paid-in capital	610,402	575,369
Retained earnings	3,694,547	3,920,362
Accumulated other comprehensive loss	(319,802)	(264,256)
	3,985,732	4,232,081
	$7,083,669	$7,091,941
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net revenue	$2,396,660	$2,204,218	$6,976,629	$6,414,175
Cost of goods sold	995,054	947,554	2,887,770	2,708,195
Gross profit	1,401,606	1,256,664	4,088,859	3,705,980
Selling, general and administrative expenses	909,827	842,795	2,624,212	2,407,683
Impairment of assets and restructuring costs	—	74,501	—	74,501
Amortization of intangible assets	1,118	1,253	1,118	5,010
Income from operations	490,661	338,115	1,463,529	1,218,786
Other income (expense), net	13,743	9,842	55,020	25,229
Income before income tax expense	504,404	347,957	1,518,549	1,244,015
Income tax expense	152,534	99,243	452,336	363,293
Net income	$351,870	$248,714	$1,066,213	$880,722

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(22,277)	$(96,478)	$(92,153)	$(84,442)
Net investment hedge gains (losses)	12,292	20,490	36,607	21,196
Other comprehensive income (loss), net of tax	$(9,985)	$(75,988)	$(55,546)	$(63,246)
Comprehensive income	$341,885	$172,726	$1,010,667	$817,476

Basic earnings per share	$2.87	$1.97	$8.57	$6.94
Diluted earnings per share	$2.87	$1.96	$8.55	$6.92
Basic weighted-average number of shares outstanding	122,697	126,460	124,471	126,892
Diluted weighted-average number of shares outstanding	122,803	126,770	124,668	127,218
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended October 27, 2024
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of July 28, 2024	5,116	5,116	$—	118,610	$593	$589,156	$3,751,713	$(309,817)	$4,031,645
Net income							351,870		351,870
Other comprehensive income (loss), net of tax								(9,985)	(9,985)
Stock-based compensation expense						24,169			24,169
Common stock issued upon settlement of stock-based compensation				15	—	1,514			1,514
Shares withheld related to net share settlement of stock-based compensation				(3)	—	(888)			(888)
Repurchase of common stock, including excise tax				(1,576)	(8)	(3,549)	(409,036)		(412,593)
Balance as of October 27, 2024	5,116	5,116	$—	117,046	$585	$610,402	$3,694,547	$(319,802)	$3,985,732

	Quarter Ended October 29, 2023
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of July 30, 2023	5,116	5,116	$—	121,613	$608	$505,127	$3,267,589	$(239,842)	$3,533,482
Net income							248,714		248,714
Other comprehensive income (loss), net of tax								(75,988)	(75,988)
Stock-based compensation expense						24,573			24,573
Common stock issued upon settlement of stock-based compensation				67	2	8,834			8,836
Shares withheld related to net share settlement of stock-based compensation				(5)	—	(1,142)			(1,142)
Repurchase of common stock, including excise tax				(553)	(4)	(1,002)	(211,620)		(212,626)
Balance as of October 29, 2023	5,116	5,116	$—	121,122	$606	$536,390	$3,304,683	$(315,830)	$3,525,849

	Three Quarters Ended October 27, 2024
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 28, 2024	5,116	5,116	$—	121,106	$606	$575,369	$3,920,362	$(264,256)	$4,232,081
Net income							1,066,213		1,066,213
Other comprehensive income (loss), net of tax								(55,546)	(55,546)
Stock-based compensation expense						71,494			71,494
Common stock issued upon settlement of stock-based compensation				239	—	7,277			7,277
Shares withheld related to net share settlement of stock-based compensation				(90)	—	(34,259)			(34,259)
Repurchase of common stock, including excise tax				(4,209)	(21)	(9,479)	(1,292,028)		(1,301,528)
Balance as of October 27, 2024	5,116	5,116	$—	117,046	$585	$610,402	$3,694,547	$(319,802)	$3,985,732

	Three Quarters Ended October 29, 2023
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 29, 2023	5,116	5,116	$—	122,205	$611	$474,645	$2,926,127	$(252,584)	$3,148,799
Net income							880,722		880,722
Other comprehensive income (loss), net of tax								(63,246)	(63,246)
Stock-based compensation expense						70,157			70,157
Common stock issued upon settlement of stock-based compensation				374	2	24,935			24,937
Shares withheld related to net share settlement of stock-based compensation				(95)	—	(30,877)			(30,877)
Repurchase of common stock, including excise tax				(1,362)	(7)	(2,470)	(502,166)		(504,643)
Balance as of October 29, 2023	5,116	5,116	$—	121,122	$606	$536,390	$3,304,683	$(315,830)	$3,525,849
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Three Quarters Ended
	October 27, 2024	October 29, 2023
Cash flows from operating activities
Net income	$1,066,213	$880,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312,931	276,094
lululemon Studio obsolescence provision	—	23,709
Impairment of assets and restructuring costs	—	74,501
Stock-based compensation expense	71,494	70,157
Settlement of derivatives not designated in a hedging relationship	(19,645)	29,499
Changes in operating assets and liabilities:
Inventories	(477,682)	(301,801)
Prepaid and receivable income taxes	(74,915)	(114,616)
Prepaid expenses and other current assets	(50,935)	41,202
Other non-current assets	(60,638)	(30,513)
Accounts payable	45,579	141,685
Accrued liabilities and other	171,566	(16,238)
Accrued compensation and related expenses	(133,630)	(1,496)
Current and non-current income taxes payable	70,615	(153,539)
Unredeemed gift card liability	(66,623)	(35,927)
Right-of-use lease assets and current and non-current lease liabilities	16,234	19,898
Other current and non-current liabilities	759	8,729
Net cash provided by operating activities	871,323	912,066
Cash flows from investing activities
Purchase of property and equipment	(454,250)	(445,353)
Settlement of net investment hedges	15,041	686
Acquisition, net of cash acquired	(130,996)	—
Other investing activities	(5,009)	(658)
Net cash used in investing activities	(575,214)	(445,325)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	7,277	24,937
Shares withheld related to net share settlement of stock-based compensation	(34,259)	(30,877)
Repurchase of common stock	(1,301,528)	(504,643)
Net cash used in financing activities	(1,328,510)	(510,583)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(23,151)	(19,887)
Decrease in cash and cash equivalents	(1,055,552)	(63,729)
Cash and cash equivalents, beginning of period	$2,243,971	$1,154,867
Cash and cash equivalents, end of period	$1,188,419	$1,091,138
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories. The Company organizes its operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA"). It conducts its business through a number of different channels in each market, including company-operated stores, e-commerce, temporary locations, wholesale, outlets, a re-commerce program, and license and supply arrangements. There were 749 and 711 company-operated stores as of October 27, 2024 and January 28, 2024, respectively.
Basis of presentation
The unaudited interim consolidated financial statements, including the financial position as of October 27, 2024 and the results of operations and cash flows for the periods disclosed, are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of January 28, 2024 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended January 28, 2024, which are included in Item 8 in the Company's fiscal 2023 Annual Report on Form 10-K filed with the SEC on March 21, 2024. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2023 Annual Report on Form 10-K. Note 2. Recent Accounting Pronouncements sets out the impact of recent accounting pronouncements.
On September 10, 2024, the Company acquired the lululemon branded retail locations and operations run by a third party in Mexico. The Company had previously granted the third party the right to operate retail locations and to sell lululemon products in Mexico. The results of operations, financial position, and cash flows of the Mexico operations have been included in the Company's consolidated financial statements since the date of acquisition. Please refer to Note 3. Acquisition for further information.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2024 will end on February 2, 2025 and will be a 53-week year. Fiscal 2023 was a 52-week year and ended on January 28, 2024. Fiscal 2024 and fiscal 2023 are referred to as "2024," and "2023," respectively. The first three quarters of 2024 and 2023 ended on October 27, 2024 and October 29, 2023, respectively.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This disclosure requires expanded disclosure within the rate reconciliation as well as disaggregation of annual taxes paid. This amendment is effective for annual periods beginning after December 15, 2024, and is applied prospectively. The Company is currently evaluating the impact that this new guidance may have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Entities will be required to provide disaggregated disclosures for certain income statement expense line items. This amendment is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and shall be applied retrospectively for periods presented in the financial statements. The Company is currently evaluating the impact that this new guidance may have on its financial statement disclosures.
Note 3. Acquisition
On September 10, 2024, the Company acquired the lululemon branded retail locations and operations run by a third party in Mexico. The Company had previously granted the third party the right to operate retail locations and to sell lululemon products in Mexico.
The following table summarizes the fair value of the consideration transferred, as well as the calculation of goodwill based on the excess of consideration over the provisional fair value of net assets acquired.

September 10, 2024
(In thousands)
Fair value of consideration transferred:
Cash to shareholders	$159,380
Contingent consideration	15,000
Settlement of intercompany balances	6,975
181,355
Less cash acquired	(5,234)
Fair value of consideration transferred, net of cash and cash equivalents acquired	$176,121
Less fair value of net assets acquired:
Assets acquired:
Inventories	$15,275
Intangible assets	15,500
Other current and non-current assets	14,013
44,788
Liabilities assumed	(15,668)
Net assets acquired	$29,120
Goodwill	$147,001
The purchase price allocation remains provisional as the Company is still obtaining all the information necessary to finalize the fair value of acquired intangibles, deferred taxes, certain contingencies, and the resulting amount of goodwill as of the date of acquisition. Goodwill relates to the assembled workforce and benefits expected as a result of the acquisition and has been allocated to the Americas segment. None of the goodwill is expected to be deductible for income tax purposes.
Reacquired franchise rights were valued using the future expected cash flows of the remaining contractual franchise period until November 2026. These intangible assets have a fair value of $15.5 million, which is expected to be amortized until

November 2026. Contingent consideration of $15.0 million relates to performance related conditions from the acquisition date to December 31, 2025, and has been recognized at fair value.
Of the net cash paid to shareholders, $131.0 million was paid during the third quarter of 2024, and $23.1 million was paid subsequent to October 27, 2024.
The Company has not disclosed pro forma information of the combined business as the transaction is not material to net revenue or net earnings.
During the first three quarters of 2024, the Company recognized $2.5 million in acquisition-related expenses within selling, general and administrative expenses primarily related to legal, accounting, valuation, and other professional services.
Note 4. Impairment of Assets and Restructuring Costs
During the third quarter of 2023, the Company decided to cease selling the lululemon Studio Mirror hardware. It also contracted with Peloton Interactive, Inc. to be the exclusive digital fitness content provider to existing lululemon Studio subscribers, and stopped producing its own digital fitness content. The Company ceased selling the lululemon Studio Mirror and new digital content subscriptions in December 2023.
During the third quarter of 2023, the Company recognized certain inventory provisions, asset impairments, and restructuring costs related to lululemon Studio. The following table summarizes the amounts recognized:

	Third Quarter
	2024	2023
	(In thousands)
Costs recorded in cost of goods sold:
lululemon Studio obsolescence provision	$—	$23,709

Costs recorded in operating expenses:
Impairment of assets:
Impairment of intangible assets	$—	$16,951
Impairment of cloud computing arrangement implementation costs	—	16,074
Impairment of property and equipment	—	11,161
	$—	$44,186
Restructuring costs	—	30,315
Impairment of assets and restructuring costs	$—	$74,501

Total pre-tax charges	$—	$98,210

Income tax effects of charges	$—	$(26,085)
Total after-tax charges	$—	$72,125
lululemon Studio obsolescence provision
As a result of the decision to cease selling the lululemon Studio Mirror, the Company recognized an inventory obsolescence provision of $23.7 million during the third quarter of 2023. The net realizable value of the lululemon Studio inventory was based on assumptions regarding liquidation value.
Impairment of assets
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
Restructuring costs
The Company recognized restructuring costs of $30.3 million for lululemon Studio primarily related to contract termination costs, employee severance costs, and professional fees during the third quarter of 2023.
Note 5. Revolving Credit Facilities
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
As of October 27, 2024, aside from letters of credit of $6.5 million, the Company had no other borrowings outstanding under this credit facility.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of October 27, 2024, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
The Company has an uncommitted and unsecured 300.0 million Chinese Yuan ($42.1 million) revolving credit facility with terms that are reviewed on an annual basis. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($28.1 million) and a guarantee facility of up to 100.0 million Chinese Yuan ($14.0 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of October 27, 2024, the Company was in compliance with the covenants and, aside from letters of credit of 44.1 million Chinese Yuan ($6.2 million), there were no other borrowings or guarantees outstanding under this credit facility.
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
As of October 27, 2024 and January 28, 2024, $49.9 million and $42.1 million, respectively, were outstanding under the SCF program and presented within accounts payable.
Note 7. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $70.5 million and $69.5 million for the first three quarters of 2024 and 2023, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $156.8 million as of October 27, 2024, which is expected to be recognized over a weighted-average period of 2.1 years.
A summary of the balances of the Company's stock-based compensation plans as of October 27, 2024, and changes during the first three quarters then ended, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of January 28, 2024	783	$285.69	175	$349.84	4	$370.85	223	$359.12
Granted	230	382.84	124	354.12	5	319.19	136	373.86
Exercised/released	39	180.86	100	310.86	4	371.33	95	349.40
Forfeited/expired	64	362.78	19	374.03	—	—	22	372.19
Balance as of October 27, 2024	910	$309.62	180	$371.76	5	$317.86	242	$370.02
Exercisable as of October 27, 2024	448	$249.06
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first three quarters of 2024:

First Three Quarters
2024
Expected term	3.75 years
Expected volatility	37.39%
Risk-free interest rate	4.30%
Dividend yield	—%
Employee share purchase plan
The Company has an Employee Share Purchase Plan ("ESPP"). Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the third quarter of 2024, there were 39.7 thousand shares purchased. As of October 27, 2024, 4.3 million shares remain authorized to be purchased under the ESPP.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two year vesting period. The Company's net expense for the defined contribution plans was $16.4 million and $14.6 million in the first three quarters of 2024 and 2023, respectively.
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

Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of October 27, 2024 and January 28, 2024, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	October 27, 2024	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$37,510	$37,510	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	36,076	—	36,076	—	Prepaid expenses and other current assets
Forward currency contract liabilities	33,768	—	33,768	—	Other current liabilities

	January 28, 2024	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$1,102,119	$1,102,119	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	647	—	647	—	Prepaid expenses and other current assets
Forward currency contract liabilities	2,872	—	2,872	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first three quarters of 2024.
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
During the first three quarters of 2024, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of October 27, 2024, there were derivative assets of $36.1 million and derivative liabilities of $33.8 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	October 27, 2024			January 28, 2024
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,632,500	$33,952	$—	$1,242,000	$—	$258
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,888,854	2,124	33,768	1,543,351	647	2,614
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$36,076	$33,768		$647	$2,872
The forward currency contracts designated as net investment hedges outstanding as of October 27, 2024 mature on different dates between October 2024 and May 2025.
The forward currency contracts not designated in a hedging relationship outstanding as of October 27, 2024 mature on different dates between October 2024 and May 2025.

The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Third Quarter		First Three Quarters
	2024	2023	2024	2023
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$16,538	$27,898	$49,250	$28,859
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Third Quarter		First Three Quarters
	2024	2023	2024	2023
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$13,423	$18,154	$44,194	$(11,944)
Derivatives not designated in a hedging relationship	(20,260)	(17,962)	(49,298)	15,060
Net foreign currency exchange and derivative gains (losses)	$(6,837)	$192	$(5,104)	$3,116
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
Note 10. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	Third Quarter		First Three Quarters
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Net income	$351,870	$248,714	$1,066,213	$880,722
Basic weighted-average number of shares outstanding	122,697	126,460	124,471	126,892
Assumed conversion of dilutive stock options and awards	106	310	197	326
Diluted weighted-average number of shares outstanding	122,803	126,770	124,668	127,218
Basic earnings per share	$2.87	$1.97	$8.57	$6.94
Diluted earnings per share	$2.87	$1.96	$8.55	$6.92
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have, in effect, the same economic rights and share equally in undistributed net income. For the first three quarters of 2024 and 2023, 0.1 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.

On March 23, 2022, the Company's board of directors approved a stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. During the first quarter of 2024, the Company completed the remaining stock repurchases under this program.
On November 29, 2023, the Company's board of directors approved an additional stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. On May 29, 2024, the Company's board of directors approved a $1.0 billion increase to the existing stock repurchase program. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes and as of October 27, 2024, the remaining authorized value was $900.1 million.
During the first three quarters of 2024 and 2023, 4.2 million and 1.4 million shares, respectively, were repurchased at a total cost including commissions and excise taxes of $1.3 billion and $504.6 million, respectively.
Subsequent to October 27, 2024, and up to November 29, 2024, 0.4 million shares were repurchased at a total cost including commissions and excise taxes of $120.6 million.
Note 11. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	October 27, 2024	January 28, 2024
	(In thousands)
Inventories:
Inventories, at cost	$1,914,758	$1,465,076
Inventory provisions and reserves	(113,865)	(141,474)
	$1,800,893	$1,323,602
Prepaid expenses and other current assets:
Prepaid expenses	$146,692	$137,203
Forward currency contract assets	36,076	647
Other current assets	32,403	46,652
	$215,171	$184,502
Property and equipment, net:
Land	$77,839	$79,498
Buildings	28,451	29,032
Leasehold improvements	1,204,260	1,006,926
Furniture and fixtures	169,082	156,656
Computer hardware	192,608	176,597
Computer software	1,237,123	1,032,567
Equipment and vehicles	49,870	34,017
Work in progress	165,045	247,943
Property and equipment, gross	3,124,278	2,763,236
Accumulated depreciation	(1,426,519)	(1,217,425)
	$1,697,759	$1,545,811
Other non-current assets:
Cloud computing arrangement implementation costs	$155,457	$133,597
Security deposits	45,386	31,825
Other	31,751	21,262
	$232,594	$186,684

	October 27, 2024	January 28, 2024
	(In thousands)
Accrued liabilities and other:
Accrued operating expenses	$225,305	$147,215
Sales return allowances	76,365	61,634
Accrued freight	79,985	41,241
Accrued capital expenditures	31,497	31,936
Accrued duty	50,998	25,817
Accrued rent	21,039	12,522
Accrued inventory liabilities	10,093	4,783
Sales tax collected	14,928	3,088
Forward currency contract liabilities	33,768	2,872
Other	17,637	17,447
	$561,615	$348,555
Note 12. Segmented Information
The Company's operating segments are based on the financial information the CODM, who is the Chief Executive Officer, uses to evaluate performance and allocate resources.
During the fourth quarter of 2023, the financial information the CODM regularly uses to evaluate performance and allocate resources was revised. As the Company further executed on its omni-channel retail strategy, and with the continued expansion of its international operations, the CODM has shifted resource allocation decisions to be focused by regional market, rather than by selling channel. This resulted in a change in the Company's operating segments.

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

	Third Quarter		First Three Quarters
	2024	2023	2024	2023
	(In thousands)
Net revenue:
Americas	$1,770,382	$1,732,398	$5,134,079	$5,019,909
China Mainland	318,338	228,595	936,313	673,108
Rest of World	307,940	243,225	906,237	721,158
	$2,396,660	$2,204,218	$6,976,629	$6,414,175
Segmented income from operations:
Americas	$654,939	$636,714	$1,889,206	$1,878,506
China Mainland	110,600	76,792	349,463	234,158
Rest of World	68,762	45,552	209,443	140,638
	834,301	759,058	2,448,112	2,253,302
General corporate expense	342,522	321,480	983,465	931,296
lululemon Studio obsolescence provision	—	23,709	—	23,709
Impairment of assets and restructuring costs	—	74,501	—	74,501
Amortization of intangible assets	1,118	1,253	1,118	5,010
Income from operations	490,661	338,115	1,463,529	1,218,786
Other income (expense), net	13,743	9,842	55,020	25,229
Income before income tax expense	$504,404	$347,957	$1,518,549	$1,244,015

Depreciation and amortization:
Americas	$51,726	$45,074	$143,876	$124,724
China Mainland	8,136	6,521	23,923	18,280
Rest of World	8,151	5,911	22,064	16,964
Corporate	45,586	40,463	123,068	116,126
	$113,599	$97,969	$312,931	$276,094

Note 13. Disaggregated Net Revenue
In addition to the disaggregation of net revenue by reportable segment in Note 12. Segmented Information, the following table disaggregates the Company's net revenue by geographic area.
Prior to the acquisition of the Mexico operations on September 10, 2024, wholesale sales to the third party under the license and supply arrangement by lululemon athletica canada inc. were disclosed as net revenue recognized within Canada.

	Third Quarter		First Three Quarters
	2024	2023	2024	2023
	(In thousands)
United States	$1,424,234	$1,423,574	$4,186,614	$4,162,891
Canada	335,484	308,824	936,801	857,018
Mexico	10,664	—	10,664	—
Americas	1,770,382	1,732,398	5,134,079	5,019,909

China Mainland	318,338	228,595	936,313	673,108
Hong Kong SAR, Taiwan, and Macau SAR	41,050	38,296	125,349	120,968
People's Republic of China	359,388	266,891	1,061,662	794,076

Other geographic areas	266,890	204,929	780,888	600,190
	$2,396,660	$2,204,218	$6,976,629	$6,414,175
The following table disaggregates the Company's net revenue by category. Other categories is primarily composed of accessories, footwear, and lululemon Studio.

	Third Quarter		First Three Quarters
	2024	2023	2024	2023
	(In thousands)
Women's product	$1,555,686	$1,433,927	$4,467,048	$4,139,082
Men's product	551,430	504,828	1,644,653	1,473,716
Other categories	289,544	265,463	864,928	801,377
	$2,396,660	$2,204,218	$6,976,629	$6,414,175
The following table disaggregates the Company's net revenue by channel.

	Third Quarter		First Three Quarters
	2024	2023	2024	2023
	(In thousands)
Company-operated stores	$1,210,523	$1,073,973	$3,496,661	$3,128,999
E-commerce	944,777	908,127	2,761,201	2,636,742
Other channels	241,360	222,118	718,767	648,434
	$2,396,660	$2,204,218	$6,976,629	$6,414,175
Note 14. Legal Proceedings and Other Contingencies
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
On November 4, 2024, November 8, 2024, November 12, 2024, November 18, 2024, and November 20, 2024, stockholder derivative complaints were filed against certain of the Company's officers, and all of the Company's directors as of that date in the United States Court for the Southern District of New York: Bhavsar v. McDonald et al., No. 1:24-cv-08405 (the "Bhavsar Action"); Muszynski v. McDonald et al., No. 1:24-cv-08507 (the "Muszynski Action"); Holtz v. McDonald et al., No. 1:24-cv-08572 (the "Holtz Action"); Wong v. McDonald et al., No. 1:24-cv-08752 (the "Wong Action"); and Kanaly v. McDonald et al, No. 1:24-cv-08839 (the "Kanaly Action," and collectively with the Bhavsar Action, the Muszynski Action, the Holtz Action, and the Wong Action, the "Derivative Actions."). The Kanaly Action additionally names certain of the Company's former directors. The Derivative Actions assert claims for (a) violating Sections 10(b), 14(a) and 20(a) of the Exchange Act, (b) breach of fiduciary duties, and (c) unjust enrichment and waste of corporate assets on allegations substantially similar to the allegations in the securities action complaint. The Bhavsar Action further asserts claims for abuse of control, gross mismanagement, and contribution under Sections 10(b) and 21D of the Exchange Act. The Wong Action also asserts a claim for contribution under Sections 10(b) and 21D of the Exchange Act. The Kanaly Action also asserts claims for gross mismanagement and aiding and abetting breach of fiduciary duty. The Wong Action and the Kanaly Action further bring claims based on allegedly false and misleading public statements and omissions during the period October 28, 2020 to March 21, 2024 relating to lululemon's "Inclusion, Diversity, Equity, and Action" program. The complaints seek monetary damages, equitable relief, and attorneys' fees and costs on behalf of the company, as well as an order directing certain governance reforms.
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
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2024 will end on February 2, 2025 and will be a 53-week year. Fiscal 2023 was a 52-week year and ended on January 28, 2024. Fiscal 2024 and fiscal 2023 are referred to as "2024," and "2023," respectively. The first three quarters of 2024 and 2023 ended on October 27, 2024 and October 29, 2023, respectively.
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

Financial Highlights
The summary below compares the third quarter of 2024 to the third quarter of 2023, and provides both GAAP and non-GAAP financial measures. The adjusted financial measures for 2023 exclude $72.1 million of post-tax asset impairment and other charges recognized in relation to lululemon Studio.
•Net revenue increased 9% to $2.4 billion. On a constant dollar basis, net revenue increased 8%.
•Comparable sales increased 4%, or 3% on a constant dollar basis.
–Americas comparable sales decreased 2%.
–China Mainland comparable sales increased 27%, or 24% on a constant dollar basis.
–Rest of World comparable sales increased 23%, or 20% on a constant dollar basis.
•Gross profit increased 12% to $1.4 billion. Adjusted gross profit increased 9%.
•Gross margin increased 150 basis points to 58.5%. Adjusted gross margin increased 40 basis points.
•Income from operations increased 45% to $490.7 million. Adjusted income from operations increased 12%.
•Operating margin increased 520 basis points to 20.5%. Adjusted operating margin increased 70 basis points.
•Income tax expense increased 54% to $152.5 million. Our effective tax rate for the third quarter of 2024 was 30.2% compared to 28.5% for the third quarter of 2023. The adjusted effective tax rate was 28.1% for the third quarter of 2023.
•Diluted earnings per share were $2.87 compared to $1.96 in the third quarter of 2023. Adjusted diluted earnings per share were $2.53 in the third quarter of 2023.
Market Conditions and Trends
Macroeconomic conditions, including consumer purchasing behaviors and foreign currency fluctuations, impact our business and operating costs. Such factors are expected to continue to impact our business throughout 2024, with the impact varying by market.
Consumer purchasing behaviors and their propensity to spend in our sector have been impacted by uncertain economic conditions including inflation, higher interest rates, and other factors, which has adversely impacted consumer demand for our products. We continue to monitor macroeconomic conditions and the trends in consumer demand for our products, including the economic environment in China Mainland.
We experienced revenue and traffic growth in the first three quarters of 2024 in all markets, but have experienced a reduction in our overall revenue growth in the Americas, driven by our operations in the United States. During the first three quarters of 2024, Americas comparable sales decreased 2%, or 1% on a constant dollar basis.
Foreign currency fluctuations have adversely impacted our financial results. Foreign currency fluctuations reduced the growth of our net revenue by $25.7 million when comparing the first three quarters of 2024 to the first three quarters of 2023, primarily due to the overall appreciation of the US dollar. We expect future exchange rate volatility to impact our results.

Quarter-to-Date Results of Operations: Third Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	Third Quarter
	2024	2023	2024	2023
	(In thousands)		(Percentage of net revenue)
Net revenue	$2,396,660	$2,204,218	100.0%	100.0%
Cost of goods sold	995,054	947,554	41.5	43.0
Gross profit	1,401,606	1,256,664	58.5	57.0
Selling, general and administrative expenses	909,827	842,795	38.0	38.2
Impairment of assets and restructuring costs	—	74,501	—	3.4
Amortization of intangible assets	1,118	1,253	—	0.1
Income from operations	490,661	338,115	20.5	15.3
Other income (expense), net	13,743	9,842	0.6	0.4
Income before income tax expense	504,404	347,957	21.0	15.8
Income tax expense	152,534	99,243	6.4	4.5
Net income	$351,870	$248,714	14.7%	11.3%
Net Revenue
Net revenue increased $192.4 million, or 9%, to $2.4 billion for the third quarter of 2024 from $2.2 billion for the third quarter of 2023. On a constant dollar basis, net revenue increased 8%. Comparable sales increased 4%, or 3% on a constant dollar basis. The increase in net revenue was primarily due to increased China Mainland and Rest of World net revenue. Americas net revenue also increased.
Net revenue for the third quarter of 2024 and 2023 is summarized below:

	Third Quarter
	2024	2023	2024	2023	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$1,770,382	$1,732,398	73.9%	78.6%	$37,984	2%	2%
China Mainland	318,338	228,595	13.3	10.4	89,743	39%	36%
Rest of World	307,940	243,225	12.8	11.0	64,715	27%	23%
Net revenue	$2,396,660	$2,204,218	100.0%	100.0%	$192,442	9%	8%
Americas. The increase in Americas net revenue was primarily due to a $71.6 million increase from new or expanded company-operated stores and our other channels. We added 28 net new company-operated stores in the Americas since the third quarter of 2023, including 14 company-operated stores from the acquisition of the Mexico operations. Americas comparable sales decreased 2%. The decrease in comparable sales was primarily a result of decreased conversion rates, partially offset by a higher dollar value per transaction and an increase in e-commerce traffic.
China Mainland. The increase in China Mainland net revenue was primarily due to an increase in comparable sales, which increased 27%, or 24% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a lower dollar value per transaction. The increase in China Mainland net revenue was also driven by a $35.7 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 24 net new company-operated stores in China Mainland since the third quarter of 2023.
Rest of World. The increase in Rest of World net revenue was primarily due to an increase in comparable sales, which increased 23%, or 20% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates. The increase in Rest of World net revenue was also driven by a $19.6 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 11 net new company-operated stores in Rest of World since the third quarter of 2023.

Gross Profit

	Third Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,401,606	$1,256,664	$144,942	11.5%

Gross margin	58.5%	57.0%	150 basis points
As a result of our decision to cease selling the lululemon Studio Mirror, we recognized an inventory obsolescence provision of $23.7 million during the third quarter of 2023, which reduced gross margin by 110 basis points. Please refer to Note 4. Impairment of Assets and Restructuring Costs included in Item 1 of Part I of this report.
Gross margin increased 150 basis points, or increased 40 basis points on an adjusted basis. The 40 basis point increase in adjusted gross margin was primarily the result of:
•a decrease in costs related to our product departments as a percentage of net revenue of 70 basis points;
•a net increase in product margin of 50 basis points, primarily due to lower inventory provisions, as well as lower product costs, partially offset by higher freight costs in the current year; and
•a favorable impact of foreign currency exchange rates of 10 basis points.
The increase in adjusted gross margin was partially offset by an increase in occupancy and depreciation costs as a percentage of net revenue of 70 basis points, and an increase in distribution center costs as a percentage of net revenue of 20 basis points.
Selling, General and Administrative Expenses

	Third Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$909,827	$842,795	$67,032	8.0%

Selling, general and administrative expenses as a percentage of net revenue	38.0%	38.2%	(20) basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $37.3 million, comprised of:
–an increase in employee costs of $13.9 million primarily due to increased salaries and wages expense for retail employees primarily from the growth in our business, partially offset by decreased incentive compensation;
–an increase in brand and community costs of $12.9 million primarily due to increased digital marketing expenses;
–an increase in other operating costs of $7.5 million primarily due to increased depreciation and security costs; and
–an increase in technology costs of $5.9 million.
The increase in costs related to our operating channels was partially offset by a decrease in variable costs of $2.9 million primarily due to decreased distribution cost rates, partially offset by increased credit card fees and packaging costs as a result of higher net revenue.

•an increase in head office costs of $22.7 million, comprised of:
–an increase in advisory and professional fees of $10.9 million;
–an increase in technology costs, including cloud computing amortization, of $7.4 million;
–an increase in depreciation of $5.3 million; and
–an increase in other head office costs of $4.7 million.
The increase in costs related to our head office was partially offset by a net decrease in employee costs of $5.5 million primarily due to decreased incentive compensation, partially offset by increased salaries and wages expense.
•an increase in net foreign currency exchange and derivative revaluation losses of $7.0 million.
Impairment of Assets and Restructuring Costs

	Third Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Impairment of assets and restructuring costs	$—	$74,501	$(74,501)	n/a
During the third quarter of 2023, we recognized certain asset impairments and restructuring costs related to lululemon Studio. Please refer to Note 4. Impairment of Assets and Restructuring Costs included in Item 1 of Part I of this report for further information.
Amortization of Intangible Assets

	Third Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$1,118	$1,253	$(135)	(10.8)%
The amortization of intangible assets in 2024 was primarily the result of the amortization of intangible assets recognized upon the acquisition of the Mexico operations. The amortization of intangible assets in 2023 was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR, which we rebranded as lululemon Studio.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. General corporate expenses include centrally managed support functions and other head office costs, including product design teams and brand costs which support all regions. Segmented income from operations is summarized below.

	Third Quarter
	2024	2023	2024	2023	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Americas	$654,939	$636,714	37.0%	36.8%	$18,225	2.9%
China Mainland	110,600	76,792	34.7	33.6	33,808	44.0
Rest of World	68,762	45,552	22.3	18.7	23,210	51.0
	$834,301	$759,058			$75,243	9.9%
General corporate expense	342,522	321,480			21,042	6.5
lululemon Studio obsolescence provision	—	23,709			(23,709)	n/a
Impairment of assets and restructuring costs	—	74,501			(74,501)	n/a
Amortization of intangible assets	1,118	1,253			(135)	(10.8)
Income from operations	$490,661	$338,115			$152,546	45.1%
Operating margin	20.5%	15.3%			520 basis points
Americas. The increase in Americas income from operations was primarily the result of increased gross profit of $14.1 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to deleverage on occupancy costs and distribution center costs. The increase in Americas income from operations was also driven by a decrease in selling, general and administrative expenses, primarily due to decreased distribution cost rates and lower employee costs, partially offset by increased marketing expenses. Income from operations as a percentage of Americas net revenue increased primarily due to leverage on selling, general and administrative expenses, partially offset by lower gross margin.
China Mainland. The increase in China Mainland income from operations was primarily the result of increased gross profit of $61.8 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to leverage on occupancy costs, favorable foreign currency exchange rates, as well as higher product margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to increased marketing expenses and higher employee costs, as well as increased technology costs. Income from operations as a percentage of China Mainland net revenue increased primarily due to higher gross margin, partially offset by deleverage on selling, general and administrative expenses.
Rest of World. The increase in Rest of World income from operations was primarily the result of increased gross profit of $41.4 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin and favorable foreign currency exchange rates, partially offset by deleverage on occupancy costs. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee costs, as well as increased distribution costs and credit card fees driven by higher net revenue. Income from operations as a percentage of Rest of World net revenue increased primarily due to higher gross margin and leverage on selling, general and administrative expenses.
General Corporate Expense. The increase in general corporate expense was primarily due to increased advisory and professional fees, technology costs and depreciation. The increase was also due to an increase in net foreign currency exchange and derivative revaluation losses of $7.0 million. The increase in general corporate expense was partially offset by a net decrease in employee costs and decreased brand and community costs.
Other Income (Expense), Net

	Third Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$13,743	$9,842	$3,901	39.6%
The increase in other income, net was primarily due to an increase in interest income as a result of higher cash balances.

Income Tax Expense

	Third Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$152,534	$99,243	$53,291	53.7%

Effective tax rate	30.2%	28.5%	170 basis points
The increase in the effective tax rate was primarily due to a decrease in tax benefits related to stock-based compensation, an increase in non-deductible expenses in international jurisdictions, and adjustments upon the filing of certain income tax returns. The increase in the effective tax rate was partially offset by an increase in tax credits, and the income tax impact of certain non-deductible impairment and other charges related to lululemon Studio.
Excluding the income tax effects of the impairment and other charges recognized in relation to lululemon Studio in 2023, our adjusted effective tax rate was 28.1% for the third quarter of 2023.
Net Income

	Third Quarter
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$351,870	$248,714	$103,156	41.5%
The increase in net income was primarily due to an increase in gross profit of $144.9 million, impairment and other charges recognized in the third quarter of 2023 of $74.5 million, an increase in other income (expense), net of $3.9 million, partially offset by an increase in selling, general and administrative expenses of $67.0 million, and an increase in income tax expense of $53.3 million.
Excluding the impairment and other charges recognized in relation to lululemon Studio in 2023, and their tax effects, adjusted net income increased $31.0 million or 10%.
Year-to-Date Results of Operations: First Three Quarters Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Three Quarters
	2024	2023	2024	2023
	(In thousands)		(Percentage of net revenue)
Net revenue	$6,976,629	$6,414,175	100.0%	100.0%
Cost of goods sold	2,887,770	2,708,195	41.4	42.2
Gross profit	4,088,859	3,705,980	58.6	57.8
Selling, general and administrative expenses	2,624,212	2,407,683	37.6	37.5
Impairment of assets and restructuring costs	—	74,501	—	1.2
Amortization of intangible assets	1,118	5,010	—	0.1
Income from operations	1,463,529	1,218,786	21.0	19.0
Other income (expense), net	55,020	25,229	0.8	0.4
Income before income tax expense	1,518,549	1,244,015	21.8	19.4
Income tax expense	452,336	363,293	6.5	5.7
Net income	$1,066,213	$880,722	15.3%	13.7%
Net Revenue
Net revenue increased $562.5 million, or 9%, to $7.0 billion for the first three quarters of 2024 from $6.4 billion for the first three quarters of 2023. Comparable sales increased 4%. The increase in net revenue was primarily due to increased China Mainland and Rest of World net revenue. Americas net revenue also increased.

Net revenue for the first three quarters of 2024 and 2023 is summarized below:

	First Three Quarters
	2024	2023	2024	2023	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$5,134,079	$5,019,909	73.6%	78.3%	$114,170	2%	2%
China Mainland	936,313	673,108	13.4	10.5	263,205	39%	41%
Rest of World	906,237	721,158	13.0	11.2	185,079	26%	26%
Net revenue	$6,976,629	$6,414,175	100.0%	100.0%	$562,454	9%	9%
Americas. The increase in Americas net revenue was primarily due to a $180.2 million increase from new or expanded company-operated stores and our other channels. We added 28 net new company-operated stores in the Americas since the third quarter of 2023, including 14 company-operated stores from the acquisition of the Mexico operations. Americas comparable sales decreased 2%, or 1% on a constant dollar basis. The decrease in comparable sales was primarily a result of decreased conversion rates, partially offset by an increase in traffic and a higher dollar value per transaction.
China Mainland. The increase in China Mainland net revenue was primarily due to an increase in comparable sales, which increased 25%, or 27% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a lower dollar value per transaction. The increase in China Mainland net revenue was also driven by a $111.6 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 24 net new company-operated stores in China Mainland since the third quarter of 2023.
Rest of World. The increase in Rest of World net revenue was primarily due to an increase in comparable sales, which increased 21%, or 22% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates. The increase in Rest of World net revenue was also driven by a $63.3 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 11 net new company-operated stores in Rest of World since the third quarter of 2023.
Gross Profit

	First Three Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$4,088,859	$3,705,980	$382,879	10.3%

Gross margin	58.6%	57.8%	80 basis points
As a result of our decision to cease selling the lululemon Studio Mirror, we recognized an inventory obsolescence provision of $23.7 million during the third quarter of 2023, which reduced gross margin by 30 basis points. Please refer to Note 4. Impairment of Assets and Restructuring Costs included in Item 1 of Part I of this report.
Gross margin increased 80 basis points, or increased 50 basis points on an adjusted basis. The 50 basis point increase in adjusted gross margin was primarily the result of:
•a net increase in product margin of 90 basis points, primarily due to lower product costs, as well as lower inventory provisions in the current year; and
•a decrease in costs related to our product departments as a percentage of net revenue of 70 basis points.
The increase in adjusted gross margin was partially offset by an increase in occupancy and depreciation costs as a percentage of net revenue of 70 basis points, an increase in distribution center costs as a percentage of net revenue of 30 basis points, and an unfavorable impact of foreign currency exchange rates of 10 basis points.

Selling, General and Administrative Expenses

	First Three Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$2,624,212	$2,407,683	$216,529	9.0%

Selling, general and administrative expenses as a percentage of net revenue	37.6%	37.5%	10 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $109.3 million, comprised of:
–an increase in employee costs of $40.1 million primarily due to increased salaries and wages expense and benefit costs for retail employees primarily from the growth in our business, partially offset by decreased incentive compensation;
–an increase in brand and community costs of $24.5 million primarily due to increased digital marketing expenses;
–an increase in other operating costs of $24.2 million primarily due to increased depreciation costs, and repairs and maintenance costs;
–an increase in technology costs of $12.2 million; and
–an increase in variable costs of $8.4 million primarily due to increased credit card fees and packaging costs, primarily as a result of increased net revenue, partially offset by decreased distribution cost rates.
•an increase in head office costs of $99.0 million, comprised of:
–an increase in brand and community costs of $37.7 million primarily due to increased marketing expenses and brand campaigns, partially offset by decreased charitable donations;
–an increase in advisory and professional fees of $35.7 million;
–an increase in technology costs, including cloud computing amortization, of $17.5 million;
–an increase in depreciation of $10.8 million; and
–an increase in other head office costs of $5.6 million.
The increase in costs related to our head office was partially offset by a net decrease in employee costs of $8.3 million primarily due to decreased incentive compensation, partially offset by increased salaries and wages expense.
•an increase in net foreign currency exchange and derivative revaluation losses of $8.2 million.
Impairment of Assets and Restructuring Costs

	First Three Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Impairment of assets and restructuring costs	$—	$74,501	$(74,501)	n/a
During the third quarter of 2023, we recognized certain asset impairments and restructuring costs related to lululemon Studio. Please refer to Note 4. Impairment of Assets and Restructuring Costs included in Item 1 of Part I of this report for further information.

Amortization of Intangible Assets

	First Three Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$1,118	$5,010	$(3,892)	(77.7)%
The amortization of intangible assets in 2024 was primarily the result of the amortization of intangible assets recognized upon the acquisition of the Mexico operations. The amortization of intangible assets in 2023 was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR, which we rebranded as lululemon Studio.
Income from Operations
On a segment basis, we determine income from operations without taking into account our general corporate expenses and certain other expenses. General corporate expenses include centrally managed support functions and other head office costs, including product design teams and brand costs which support all regions. Segmented income from operations is summarized below.

	First Three Quarters
	2024	2023	2024	2023	Year over year change
	(In thousands)		(Percentage of net revenue of respective operating segment)		(In thousands)	(Percentage)
Segmented income from operations:
Americas	$1,889,206	$1,878,506	36.8%	37.4%	$10,700	0.6%
China Mainland	349,463	234,158	37.3	34.8	115,305	49.2
Rest of World	209,443	140,638	23.1	19.5	68,805	48.9
	$2,448,112	$2,253,302			$194,810	8.6%
General corporate expense	983,465	931,296			52,169	5.6
lululemon Studio obsolescence provision	—	23,709			(23,709)	n/a
Impairment of assets and restructuring costs	—	74,501			(74,501)	n/a
Amortization of intangible assets	1,118	5,010			(3,892)	(77.7)
Income from operations	$1,463,529	$1,218,786			$244,743	20.1%
Operating margin	21.0%	19.0%			200 basis points
Americas. The increase in Americas income from operations was primarily the result of increased gross profit of $45.3 million, driven by increased net revenue, partially offset by lower gross margin. The decrease in gross margin was primarily due to deleverage on distribution center and occupancy costs, partially offset by higher product margin. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to increased marketing expenses and higher depreciation, partially offset by decreased distribution cost rates and lower employee costs. Income from operations as a percentage of Americas net revenue decreased due to lower gross margin and deleverage on selling, general and administrative expenses.
China Mainland. The increase in China Mainland income from operations was primarily the result of increased gross profit of $180.6 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin as well as leverage on occupancy and other costs, partially offset by unfavorable foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee costs and increased marketing expenses, as well as increased distribution costs and packaging costs driven by higher net revenue. Income from operations as a percentage of China Mainland net revenue increased primarily due to higher gross margin.
Rest of World. The increase in Rest of World income from operations was primarily the result of increased gross profit of $121.0 million, driven by increased net revenue and higher gross margin. The increase in gross margin was primarily due to higher product margin, partially offset by unfavorable foreign currency exchange rates. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses, primarily due to higher employee costs and increased marketing expenses, as well as increased distribution costs and credit card fees driven by higher net revenue. Income from operations as a percentage of Rest of World net revenue increased primarily due to higher gross margin and leverage on selling, general and administrative expenses.

General Corporate Expense. The increase in general corporate expense was primarily due to increased advisory and professional fees, technology costs, and depreciation. The increase was also due to an increase in net foreign currency exchange and derivative revaluation losses of $8.2 million. The increase in general corporate expense was partially offset by decreased charitable donations and a net decrease in employee costs.
Other Income (Expense), Net

	First Three Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$55,020	$25,229	$29,791	118.1%
The increase in other income, net was primarily due to an increase in interest income as a result of higher cash balances.
Income Tax Expense

	First Three Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$452,336	$363,293	$89,043	24.5%

Effective tax rate	29.8%	29.2%	60 basis points
The increase in the effective tax rate was primarily due to a decrease in tax benefits related to stock-based compensation, an increase in non-deductible expenses in international jurisdictions, and adjustments upon the filing of certain income tax returns. The increase in the effective tax rate was partially offset by an increase in tax credits, and the income tax impact of certain non-deductible impairment and other charges related to lululemon Studio.
Excluding the income tax effects of the impairment and other charges recognized in relation to lululemon Studio in 2023, our adjusted effective tax rate was 29.0% for the first three quarters of 2023.
Net Income

	First Three Quarters
	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$1,066,213	$880,722	$185,491	21.1%
The increase in net income was primarily due to an increase in gross profit of $382.9 million, impairment and other charges recognized in 2023 of $74.5 million, and an increase in other income (expense), net of $29.8 million, partially offset by an increase in selling, general and administrative expenses of $216.5 million, and an increase in income tax expense of $89.0 million.
Excluding the impairment and other charges recognized in relation to lululemon Studio in 2023, and their tax effects, adjusted net income increased $113.4 million or 12%.
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
Company-operated stores acquired as a result of the acquisition of the Mexico operations will be considered comparable beginning after 12 full fiscal months of sales from the date of acquisition. Prior to the acquisition, wholesale sales were made to a third party under a license and supply arrangement.
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
Adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, net income, and diluted earnings per share exclude certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio, and the related income tax effects of these items. We believe these adjusted financial measures are useful to investors as they provide supplemental information that enable evaluation of the underlying trend in our operating performance, and enable a comparison to our historical financial information. Further, due to the finite and discrete nature of these items, we do not consider them to be normal operating expenses that are necessary to run our business, or impairments that are expected to arise in the normal course of our operations.
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

Constant Dollar Changes
The below changes in net revenue and comparable sales show the change compared to the corresponding period in the prior year.

	Third Quarter 2024 Compared to Third Quarter 2023			First Three Quarters 2024 Compared to First Three Quarters 2023
	Change	Foreign exchange changes	Change in constant dollars	Change	Foreign exchange changes	Change in constant dollars
Net Revenue
Americas	2%	—%	2%	2%	—%	2%
China Mainland	39	(3)	36	39	2	41
Rest of World	27	(4)	23	26	—	26
Total net revenue	9%	(1)%	8%	9%	—%	9%

Comparable sales(1)
Americas	(2)%	—%	(2)%	(2)%	1%	(1)%
China Mainland	27	(3)	24	25	2	27
Rest of World	23	(3)	20	21	1	22
Total comparable sales	4%	(1)%	3%	4%	—%	4%
__________
(1)Comparable sales includes comparable company-operated store and e-commerce net revenue.
Adjusted Financial Measures
The following tables reconcile adjusted 2023 financial measures with the most directly comparable measures calculated in accordance with GAAP. The adjustments relate to certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio and their related tax effects. Please refer to Note 4. Impairment of Assets and Restructuring Costs included in Item 1 of Part I of this report for further information on the nature of these amounts.

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
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Three Quarters
	2024	2023	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$871,323	$912,066	$(40,743)
Investing activities	(575,214)	(445,325)	(129,889)
Financing activities	(1,328,510)	(510,583)	(817,927)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(23,151)	(19,887)	(3,264)
Decrease in cash and cash equivalents	$(1,055,552)	$(63,729)	$(991,823)
Operating Activities
Net income increased $185.5 million. The decrease in cash provided by operating activities was primarily a result of changes in operating assets and liabilities of $117.1 million, primarily driven by changes in inventories, accrued compensation, other assets, and accounts payable, partially offset by changes in income taxes, and accrued liabilities. The decrease in cash provided by operating activities was also a result of changes in impairment and other charges recognized in relation to lululemon Studio in 2023, and lower cash inflows related to derivatives, partially offset by increased depreciation.
Investing Activities
The increase in cash used in investing activities was primarily due the acquisition of the lululemon branded retail locations and operations run by a third party in Mexico, increased capital expenditures, and an increase in other investing activities, partially offset by the settlement of net investment hedges. The modest increase in capital expenditures was primarily due to an increase in company-operated stores expenditures and system initiatives, partially offset by a decrease in corporate and digital technology infrastructure capital expenditures.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in our stock repurchases. During the first three quarters of 2024, we repurchased 4.2 million shares at a total cost including commissions and excise taxes of $1.3 billion. During the first three quarters of 2023, we repurchased 1.4 million shares at a total cost including commissions and excise taxes of $504.6 million. We repurchased the shares of common stock in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
The following table includes certain measures of our liquidity:

October 27, 2024
(In thousands)
Cash and cash equivalents	$1,188,419
Working capital(1) excluding cash and cash equivalents	613,337
Capacity under committed revolving credit facility	393,507
_________
(1)Working capital is calculated as current assets of $3.6 billion less current liabilities of $1.8 billion.
We enter into standby letters of credit and guarantee to secure certain of our obligations, including leases, taxes, and duties. As of October 27, 2024, letters of credit and guarantee totaling $12.9 million had been issued, including $6.5 million under our committed revolving credit facility.
Our existing Americas credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026, subject to extension under certain circumstances. As of October 27, 2024, aside from letters of credit and guarantee of $6.5 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 5. Revolving Credit Facilities included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of October 27, 2024 was $1.8 billion, an increase of 8% from October 29, 2023.

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
Operating Locations
Our company-operated stores by market as of October 27, 2024 and January 28, 2024 are summarized in the table below.

Number of company-operated stores by market	October 27, 2024	January 28, 2024
United States	373	367
Canada	71	71
Mexico	15	—
Americas	459	438

China Mainland	138	127

Australia	33	33
South Korea	20	19
Hong Kong SAR	10	9
Japan	9	8
New Zealand	8	8
Taiwan	8	8
Singapore	7	7
Malaysia	5	3
Thailand	3	1
Macau SAR	2	2
APAC	105	98

United Kingdom	19	20
Germany	9	9
France	6	6
Ireland	4	4
Spain	3	3
Netherlands	2	2
Sweden	2	2
Norway	1	1
Switzerland	1	1
EMEA	47	48

Total company-operated stores	749	711

On September 10, 2024, we acquired the lululemon branded retail locations and operations run by a third party in Mexico. We had previously granted the third party the right to operate retail locations and to sell lululemon products in Mexico. Of the 16 retail locations acquired, 14 are company-operated stores and two are pop-up locations. Subsequent to the acquisition, and during the third quarter of 2024, we opened one additional new company-operated store in Mexico.
Retail locations operated by third parties by market as of October 27, 2024 and January 28, 2024 are summarized in the table below.

Number of retail locations operated by third parties by market	October 27, 2024	January 28, 2024
Mexico	—	15
United Arab Emirates	10	8
Saudi Arabia	8	6
Israel	5	3
Qatar	4	3
Kuwait	3	3
Bahrain	1	1
Total locations operated by third parties under license and supply arrangements	31	39
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Translation Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. As a result of the fluctuation in exchange rates compared to the U.S. dollar our revenue was $25.7 million lower in the first three quarters of 2024 in comparison to the first three quarters of 2023.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income or loss within stockholders' equity. A significant portion of our net assets are held by our Canadian dollar subsidiary. We enter into forward currency contracts in order to hedge a portion of the foreign currency exposure associated with the translation of our net investment in our Canadian subsidiary. During the first three quarters of 2024, the impact to other comprehensive loss of translation of our Canadian subsidiaries was an increase in the loss of $46.5 million, inclusive of net investment hedge gains.
Transaction Risk. We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. We also hold cash and cash equivalents and other monetary assets in currencies that are different to the functional currency of our subsidiaries. As of October 27, 2024, we had certain forward currency contracts outstanding in order to economically hedge the foreign currency revaluation gains and losses recognized by our foreign subsidiaries, including our Canadian and Chinese subsidiaries, on their monetary assets and liabilities denominated in currencies other than their functional currency.
We perform a sensitivity analysis to determine the market risk exposure associated with the fair values of our forward currency contracts. The net fair value of outstanding derivatives as of October 27, 2024 was an asset of $2.3 million. As of October 27, 2024, a 10% depreciation in the U.S. dollar against the hedged currencies would have resulted in the net fair value of outstanding derivatives depreciating by $16.3 million. The hypothetical change in the fair value of the forward currency contracts would have been substantially offset by a corresponding but directionally opposite change in the underlying hedged items.
In the future, in an effort to reduce foreign currency exchange risks, we may enter into further derivative financial instruments including hedging additional currency pairs. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Please refer to Note 9. Derivative Financial Instruments included in Item 1 of Part I of this report for further details on the nature of our financial instruments.
Interest Rate Risk
Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of October 27, 2024, aside from letters of credit of $6.5 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. As of October 27, 2024, we held cash and cash equivalents of $1.2 billion. Interest generated on cash balances is subject to variability as interest rates increase or decrease.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of October 27, 2024. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of October 27, 2024, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended October 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 14. Legal Proceedings and Other Contingencies included in Item 1 of Part I of this report and in our 2023 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, employment claims, product liability claims, personal injury claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our financial position, results of operations or cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the third quarter of 2024 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 29, 2024 - August 25, 2024	950,331	$249.26	950,331	$1,071,737,882
August 26, 2024 - September 29, 2024	249,977	266.86	249,977	1,005,028,508
September 30, 2024 - October 27, 2024	375,191	279.64	375,191	900,111,202
Total	1,575,499		1,575,499
__________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of 2024.
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
The following table provides information regarding our purchases of shares of our common stock during the third quarter of 2024 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 29, 2024 - August 25, 2024	13,898	$248.04	13,898	4,326,739
August 26, 2024 - September 29, 2024	18,667	267.42	18,667	4,308,072
September 30, 2024 - October 27, 2024	7,086	290.33	7,086	4,300,986
Total	39,651		39,651
_________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of 2024.
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
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the third quarter of 2024, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2024, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: December 5, 2024