Form 10-K
period 2025-02-02
lululemon athletica inc.
filed 2025-03-27
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________

 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 26, 2024 was approximately $26,721,000,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 26, 2024. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors, and owners of 10% or more of the outstanding voting stock of the registrant on July 26, 2024.
Common Stock: At March 21, 2025 there were 115,521,231 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares: At March 21, 2025, there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock.
In addition, at March 21, 2025, the registrant had outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
In this Annual Report on Form 10-K for the fiscal year ended February 2, 2025, lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon," "the Company," "we," "us," or "our." We refer to the fiscal year ended February 2, 2025 as "2024," the fiscal year ended January 28, 2024 as "2023." Our next fiscal year ends on February 1, 2026 and is referred to as "2025."
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
During 2024, our women's range represented 63% of net revenue and our men's range represented 24% of net revenue. Our comprehensive men's line is a key pillar of our strategic growth plans. We believe net revenue from our men's range is growing as more guests discover the technical rigor and premium quality of our men's products, and are attracted by our distinctive brand.
We continue to innovate and introduce new products for our guests. This includes introducing new product categories and expanding our accessories assortment. We believe this is another way in which we can attract new guests and enable them to experience our products. Net revenue from our other product categories represented 13% of net revenue in 2024.
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
Americas
We have operated in the Americas for over 25 years. We opened our first ever store in Vancouver, Canada in 1998. In 2024, the net revenue we generated in the Americas represented 75% of our total net revenue.

	2024	2023
	(In thousands)
Net revenue	$7,928,156	$7,631,647

Net revenue growth	3.9%	11.9%
Our operations in the Americas are core to our business and we aim to continue to grow our net revenue in this market through ongoing product innovation and by building brand awareness. We also plan to continue to invest in our omni-channel capabilities, to open new retail locations, and to relocate, optimize, and renovate our existing locations as needed.
We generate net revenue in the Americas through our lululemon branded retail locations which include different sizes of company-operated stores, outlets, pop-ups, and other temporary locations. We also serve our guests via our e-commerce website www.lululemon.com, our mobile app, our “Like New” re-commerce program, and through certain wholesale arrangements including university campus retailers and other organizations that we partner with to sell co-branded lululemon products as well as through wholesale arrangements with yoga and fitness studios and other select partners.
On September 10, 2024, we acquired the lululemon branded retail locations and operations run by a third party in Mexico. We had previously granted the third party the right to operate retail locations and to sell lululemon products in Mexico.
China Mainland
We opened our first store in China Mainland in fiscal 2014. In 2024, the net revenue we generated in China Mainland represented 13% of our total net revenue.

	2024	2023
	(In thousands)
Net revenue	$1,361,337	$963,760

Net revenue growth	41.3%	67.2%
We have experienced significant net revenue growth in China Mainland and believe that as we continue to expand our operations and build our brand awareness, net revenue will continue to increase in this market. We believe China Mainland net revenue growth will drive an increase in our overall international net revenue. We plan to continue to invest in China Mainland and expect that the majority of our company-operated store openings in 2025 will be in this market.
We operate lululemon branded retail locations in China Mainland in a variety of different formats including different sizes of company-operated stores, outlets, pop-ups, and other temporary locations. We also serve our guests via our WeChat store and on third party marketplaces such as T-Mall and JD.com.

Rest of World
In 2024, the net revenue we generated in APAC and EMEA represented 12% of our total net revenue.

	2024	2023
	(In thousands)
Net revenue	$1,298,633	$1,023,871

Net revenue growth	26.8%	42.9%
We have experienced significant net revenue growth in APAC and EMEA and intend to continue to invest in these markets to build brand awareness. Where we identify growth opportunities, we plan to open new retail locations, including in new markets across the EMEA and APAC regions.
We operate lululemon branded retail locations in these markets in a variety of different formats including different sizes of company-operated stores, outlets, pop-ups, and stores operated by third-parties under license and supply arrangements. We also serve our guests via our country specific websites, our mobile app, and through third party regional marketplaces, such as Zalando, Lazada, and SSG.
Our Selling Channels
We conduct our business through a number of different channels in each market:
Company-operated stores: In addition to serving as a venue to sell our products, our stores give us a direct connection to our guests, which we view as a valuable tool in helping us build our brand and product lines as well as enabling our omni-channel capabilities. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls. Our sales per square foot was $1,574 and $1,609 for 2024 and 2023, respectively.

Number of company-operated stores by market	February 2, 2025	January 28, 2024
United States	374	367
Canada	71	71
Mexico	17	—
Americas	462	438

China Mainland	151	127

Australia	33	33
South Korea	20	19
Hong Kong SAR	10	9
Japan	10	8
New Zealand	8	8
Taiwan	8	8
Singapore	7	7
Malaysia	5	3
Thailand	4	1
Macau SAR	2	2
APAC	107	98

Number of company-operated stores by market	February 2, 2025	January 28, 2024
United Kingdom	19	20
Germany	9	9
France	6	6
Ireland	4	4
Spain	3	3
Netherlands	2	2
Sweden	2	2
Norway	1	1
Switzerland	1	1
EMEA	47	48

Total company-operated stores	767	711
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
•Wholesale - We sell to partners that offer convenient access for both core and new guests, including university campus retailers and other organizations that we partner with to sell co-branded lululemon products. We also sell to yoga and fitness studios and other select partners.
•Outlets - We utilize outlets to sell slower moving inventory and inventory from prior seasons at discounted prices. As of February 2, 2025, we operated 52 outlets, the majority of which were in the Americas.
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

Number of retail locations operated by third parties by market	February 2, 2025	January 28, 2024
Mexico	—	15
United Arab Emirates	10	8
Saudi Arabia	8	6
Israel	7	3
Kuwait	4	3
Qatar	4	3
Bahrain	1	1
Total locations operated by third parties under license and supply arrangements	34	39
Integrated Marketing
We believe that our brand awareness is relatively low, especially outside of the Americas, and also with men. This represents an opportunity for us and we have designed a multi-faceted strategy that leverages what guests know us for; our products, community, and experiences. This strategy is designed to leverage owned and paid channels, our ambassador network, events, and content – to drive awareness, consideration, engagement, conversion, and ultimately loyalty and engagement at the global, regional, and local levels.
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
We work with a group of approximately 52 vendors that manufacture our products, five of which produced 49% of our products in 2024, with the largest manufacturer producing 15%. During 2024, 40% of our products were manufactured in Vietnam, 17% in Cambodia, 11% in Sri Lanka, 11% in Indonesia, and 7% in Bangladesh, and the remainder in other regions.
We work with a group of approximately 67 suppliers to provide the fabrics for our products. In 2024, 52% of our fabrics were produced by our top five fabric suppliers, with the largest manufacturer producing 18%. During 2024, 35% of our fabrics originated from Taiwan, 28% from China Mainland, and 11% from South Korea, and the remainder from other regions.
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
The market for athletic apparel is highly competitive. It includes increasing competition from established companies that are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with global as well as regional and country-specific wholesalers and direct sellers of athletic apparel and footwear.
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is typically weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season in the Americas, while our operating expenses are generally more equally distributed throughout the year. As a result, a substantial portion of our operating profits are typically generated in the fourth quarter of our fiscal year. For example, we generated approximately 42% of our full year operating profit during the fourth quarter of 2024.
Human Capital
Our Impact Agenda sets out our social and environmental goals and strategy across three pillars - Be Human, Be Well, and Be Planet. Details can be found in our Impact Report on our website. Included within our Impact Agenda is a goal to invest a total of $75.0 million to advance equity in well-being by the end of 2025. As of February 2, 2025, we have invested a total of $71.0 million(1) towards this goal.
The Be Human pillar of our Impact Agenda sets out our focus areas with respect to human capital, including inclusion for all, employee empowerment, and fair labor practices and the well-being of the people who make our products.
Inclusion for All
We are committed to fostering an environment where every individual feels valued and included, recognizing that diverse perspectives drive innovation and enrich our workplace.
We are proud that as of February 2, 2025, approximately 55% of our board of directors, 60% of our senior executive leadership team, and 45% of our vice presidents and above are women, while approximately 75% of our overall workforce are women.
During 2024, we implemented an ongoing feedback approach to gain insights into our workforce composition and gather measurable data on employees' feelings of engagement, inclusion, and belonging. Our primary objective is to cultivate a workforce inspired and informed by the diversity of the communities we serve and where we operate.
We strive to maintain equitable pay, by geography, for comparable work across all our global operations. We have achieved full pay equity across various demographics in regions where we analyze this data.
We offer all employees education, training, and facilitated discussions on topics such as preventing bias, ensuring equal opportunity, and fostering inclusive leadership behaviors. We see strong engagement in inclusion-focused education and
(1) We have contributed $71.0 million to lululemon's Centre for Social Impact, $45.5 million of which has been contributed directly to social impact organizations. The remaining $25.5 million primarily consists of contributions toward a donor-advised fund for future grant making.

training across our global employee base. We strive to foster a culture where inclusion is part of everyday conversations and regularly review our policies, programs, and practices to try to ensure they support a more inclusive and fair workplace.
Employee Empowerment
We believe our people are key to the success of our business. As of February 2, 2025, we employed approximately 39,000 people worldwide. We strive to foster a distinctive culture rooted in our core values that attracts and retains passionate and motivated employees who are driven to achieve personal and professional goals. We believe our people succeed because we create an environment that fosters growth and provides opportunities for all.
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
•A parenthood program that provides all eligible employees up to six months of paid leave;
•An employee assistance program which provides free confidential support to all our employees and their families in a variety of areas from mental well-being to financial services to advice for new parents; and
•Training and development of all of our employees including, but not limited to, mentorship programs, global internships, leadership development, vision and goals, and coaching.
Fair Labor Practices and the Well-Being of the People who Make our Products
We work with suppliers who we believe share our values and collaborate with us to uphold robust standards, address systemic challenges, and support the well-being of people who make our products. Our Responsible Supply Chain program is built on three pillars:
•Monitoring - Assessing and, in collaboration with suppliers, improving working conditions in facilities.
•Integration - Integrating responsible purchasing practices across key lululemon strategies, processes, and tools.
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
The lululemon name is integral to our business as well as to the implementation of our expansion strategies. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product, and guest experience. As we grow, our brand positioning, products, and marketing efforts may not be considered distinct, culturally relevant, or desirable to guests, employees, and other stakeholders.
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
The market for our products is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share, or a failure to grow or maintain our market share, any of which could substantially harm our business and results of operations. We compete directly against global as well as regional and country-specific wholesalers and direct retailers of athletic apparel, including large, diversified apparel companies with substantial market share, and established companies expanding their production and marketing of technical athletic apparel, as well as against smaller retailers and those specifically focused on women's athletic apparel. We also face competition from wholesalers and direct retailers of traditional commodity athletic apparel, such as cotton T-shirts and sweatshirts. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in yoga apparel and other activewear. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can.
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
Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by our guests, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in technical athletic apparel innovation. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of athletic apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Our failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. We may not have or successfully leverage the relevant data to effectively understand and react to consumer preferences and expectations. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.
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
We may be unable to achieve our growth objectives if we do not have the right level of efficiency and scalability in our processes and operations. We may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
Changes in consumer shopping preferences, and shifts in distribution channels could materially impact our results of operations.
We operate an omni-channel retail model and aim to efficiently and effectively serve our guests in the ways most convenient to them. We operate a combination of physical retail locations and e-commerce services via our websites, other region-specific websites, digital marketplaces, and mobile apps. Our physical retail locations remain a key part of our growth strategy and we view them as a valuable tool in helping us build our brand and product line as well as enabling our omni-channel capabilities. We plan to continue to expand square footage and open new company-operated stores to support our growth objectives. The diversion of sales from our company-operated stores could adversely impact our return on investment and could lead to impairment charges and store closures, including lease exit costs. We could have difficulty in recreating the in-store experience through direct channels. Our failure to successfully integrate our digital and physical channels and respond to these risks might adversely impact our business and results of operations, as well as damage our reputation and brand. In addition, our channels have different operating margins and shifts to diversified distribution channels could negatively impact our overall operating margins and results of operations.
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
The performance of our senior management team and other key employees and contractors may not meet our needs and expectations. Also, the loss of services of any of these key individuals, or any negative public perception with respect to these individuals, may be disruptive to, or cause uncertainty in, our business and could have a negative impact on our ability to manage and grow our business effectively. Such disruption could have a material adverse impact on our financial performance, financial condition, and the market price of our stock.
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
The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources or technical sophistication to be able to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, despite taking measures to safeguard our information security and privacy environment from security breaches, our customers and our business could still be exposed to risk. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in artificial intelligence and other computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber-attacks may also have the potential to impact our customers' shopping experience or decrease activity on our websites by making them more difficult to use or requiring website downtime.
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
We are subject to a variety of privacy and data protection laws and regulations that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, we are subject to significant compliance obligations under privacy laws such as the General Data Privacy Regulation ("GDPR") in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, the California Consumer Privacy Act ("CCPA") modified by the California Privacy Rights Act (“CPRA”), and the Personal Information Protection Law (“PIPL”) in the People's Republic of China ("PRC")(2). Some privacy laws prohibit the transfer of personal information to certain other jurisdictions. We are subject to privacy and data protection audits or investigations by various government agencies. Our failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. Our efforts to comply with privacy laws may complicate our operations and add to our compliance costs. A significant privacy breach or failure or perceived failure by us or our third-party service providers to comply with privacy or data protection laws, regulations, policies or regulatory guidance might have a materially adverse impact on our reputation, business operations and our financial condition or results of operations.
(2) PRC includes China Mainland, Hong Kong SAR, Taiwan, and Macau SAR.

Disruption of our technology systems or unexpected network interruption could disrupt our business.
We are increasingly dependent on networks, technology systems, and third-parties to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. The failure of our technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. Our technology systems, websites, and operations of third parties on whom we rely, may encounter damage, slowdown, or disruption including complete outages caused by a failure to successfully upgrade systems, system failures, viruses, computer "hackers", natural disasters, or other causes. These could cause information, including data related to guest orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of products to our stores and guests or lost sales, which could reduce demand for our products and cause our sales to decline. The concentration of our primary offices, several of our distribution centers, and a number of our stores along the west coast of North America could amplify the impact of a natural disaster occurring in that area to our business, including to our technology systems. In addition, if changes in technology cause our information systems to become obsolete, we do not effectively leverage artificial intelligence, or if our information systems are inadequate to handle our growth, we could lose guests. We have limited back-up systems and redundancies, and our technology systems and websites have experienced system failures and electrical outages in the past which have disrupted our operations. Any significant disruption in our technology systems or websites could harm our reputation and credibility, and could have a material adverse effect on our business, financial condition, and results of operations.
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
We do not manufacture our products or raw materials and rely on suppliers and manufacturers located predominantly in APAC and China Mainland. We also source other materials used in our products, including items such as content labels, elastics, buttons, clasps, and drawcords, from suppliers located primarily in this region. Based on cost, during 2024:
•Approximately 40% of our products were manufactured in Vietnam, 17% in Cambodia, 11% in Sri Lanka, 11% in Indonesia, and 7% in Bangladesh, and the remainder in other regions.
•Approximately 35% of the fabric used in our products originated from Taiwan, 28% from China Mainland, 11% from South Korea, and the remainder from other regions.
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
Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a limited number of sources. We have no long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for fabrics, other raw materials, and production. During 2024, we worked with approximately 52 vendors to manufacture our products and 67 suppliers to provide the fabric for our products. Based on cost, during 2024:
•Approximately 49% of our products were manufactured by our top five vendors, the largest of which produced approximately 15% of our products; and
•Approximately 52% of our fabrics were produced by our top five fabric suppliers, the largest of which produced approximately 18% of fabric used.
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
Investor and political advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the environmental, social and governance ("ESG") practices of companies, including those associated with climate change and social responsibility. These parties have placed increased importance on the implications of the social cost of their investments and disclosure of their ESG practices. If our ESG practices do not meet customer, investor, employee, or other stakeholder expectations or do not align with their opinions or values, our brand, reputation, employee retention, and business may be negatively impacted. Any sustainability or impact report that we publish or other ESG disclosures we make may include our policies, practices, goals, and targets on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and composition. It is possible that stakeholders may not be satisfied with our ESG policies, practices, goals, or targets, including how we describe and report our ESG goals, efforts, and practices, and this could reduce demand for our products or lead to regulatory enforcement that could restrict our ability to market and sell our products. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the goals or targets included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us.
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
The United States and the countries in which our products are produced or sold have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. The results of any audits or related disputes regarding these restrictions or regulations could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, changes to de minimis thresholds, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us, could increase shipping times, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.
We are dependent on international trade agreements and regulations. The countries in which we produce and sell our products could impose or increase tariffs, duties, or other similar charges that could negatively affect our results of operations, financial position, or cash flows.
Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and the PRC, Canada, or other countries where we sell or source our products, could negatively impact our results of operations or cash flows. General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including sanctions against the PRC, tariffs imposed by the United States and the PRC, and the possibility of additional tariffs or other trade restrictions, could adversely impact our business. It is possible that further tariffs may be introduced or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products from the PRC as well as other countries, or could require us to source our products from different countries. The Uyghur Forced Labor Prevention Act and other similar legislation may lead to greater supply chain compliance costs and delays to us and to our vendors.
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
In 2025, assuming there are no exchange transactions by our exchangeable shareholders, we will continue to recognize Canadian withholding taxes on the accumulated earnings of our Canadian subsidiaries which are not indefinitely reinvested.
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
Current economic and political conditions make tax rules in any jurisdiction, including the United States and Canada, subject to significant change. Changes in applicable U.S., Canadian, or other international tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act, and in 2020 with the passage of the Coronavirus Aid, Relief, and Economic Security Act. Certain provisions of the Inflation Reduction Act passed in 2022, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development's Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions in the future.
Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.
The labeling, distribution, importation, marketing, and sale of our products, as well as components of our products, including chemicals, are subject to extensive regulation by various regulatory bodies. These include federal agencies such as the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, the State Administration for Market Regulation of the PRC, General Administration of Customs of the PRC, as well as other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold. Our ability to track and respond to regulations may not be sufficient to meet the increased number and complexity of regulations we are subject to globally. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, any audits and inspections by governmental agencies related to these matters could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations, or changes in consumer perceptions of the components of our products, may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.
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
Risks related to legal and governance matters
Our business could be negatively affected as a result of actions of stockholders, activists, or others.
We may be subject to actions or proposals from stockholders, political or consumer activists, or others that may not align with our business strategies or the interests of our other stockholders. Activism could include geopolitical conflict between the PRC and other countries. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Stockholders, political or consumer activists, or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential guests, and may affect our relationships with current guests, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
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
Governance
Our board of directors is responsible for the oversight of cybersecurity risks and has delegated primary responsibility to the audit committee, which is responsible for overseeing our enterprise risk assessments and management policies, procedures, and practices (including regarding those risks related to information security, cybersecurity, and data protection).
The audit committee maintains a cybersecurity sub-committee that is comprised of our EVP, Chief Information Officer ("CIO"), our SVP, Chief Information Security Officer ("CISO"), and representatives from the audit committee and board of directors that have knowledge and experience in cybersecurity matters. The cybersecurity sub-committee reviews our cybersecurity risk assessments and the steps being taken to monitor, control, and report on those risks as well as discusses regulatory and market developments. They also review our process for identifying and responding to cybersecurity incidents in a timely manner, and details of cybersecurity attacks or incidents which have occurred.
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
Cybersecurity Program and Incident Response
Our CISO is responsible for our cybersecurity program, including risk assessments, information security activities, and controls. The CISO is responsible for establishing and maintaining corporate information security policies and overseeing our risk management activities, which prioritize vulnerability management, risk reduction, and prevention. Our CISO also leads our Cyber Defense and Incident Response (“CDIR”) team which identifies, assesses, escalates, and remediates cybersecurity incidents. Our CISO has over 30 years of experience in the field of cybersecurity, bringing an extensive understanding of cybersecurity threats, regulatory compliance, and industry best practices.
The CDIR team monitors and manages key cybersecurity risks, including threats related to third parties, cloud security, malicious code, e-commerce systems, and store technology. It also conducts security reviews, assesses vulnerabilities, and analyzes threat intelligence to strengthen our cyber defenses and incident response efforts.
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
Impact of Cybersecurity Risks on Strategy and Results
As of the date of this annual report, we are not aware of any cybersecurity incidents that have had a material impact on our business. However, like many companies, we continue to face ongoing cyber threats, including phishing and other unauthorized access attempts, which if successful could have a material impact in the future. For more information, see “Risks related to information security and technology” included in Item 1A. Risk Factors of this annual report.
ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7.
The general location, use and approximate size of our principal owned properties as of February 2, 2025, are set forth below:

Location	Use	Approximate Square Feet
Groveport, OH, United States	Distribution Center	605,000
Vancouver, BC, Canada	Executive and Administrative Offices	140,000
We lease non-retail properties in a number of locations globally. The general location, use, approximate size, and lease renewal date of our principal non-retail leased properties as of February 2, 2025, are set forth below:

Location	Use	Approximate Square Feet	Lease Renewal Date
Ontario, CA, United States	Distribution Center	1,255,000	February 2039
Delta, BC, Canada	Distribution Center	375,000	December 2037
Milton, ON, Canada	Distribution Center	255,000	May 2031
Mississauga, ON, Canada	Distribution Center	250,000	September 2033
Ravenhall, VIC, Australia	Distribution Center	250,000	September 2033
Delta, BC, Canada	Distribution Center	155,000	January 2031
Sumner, WA, United States	Distribution Center	150,000	July 2025
Vancouver, BC, Canada	Executive and Administrative Offices	120,000	October 2032
Vancouver, BC, Canada	Executive and Administrative Offices	105,000	October 2027
During 2022, we entered into a new lease for a Canadian distribution center in Brampton, Ontario of approximately 980,000 square feet which expires in 2041. We expect this distribution center to be operational in fiscal 2026.
From time to time, we sublease unused portions of our distribution center facilities.
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
As of March 21, 2025, there were approximately 1,200 holders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between February 2, 2020 (the date of our fiscal year end five years ago) and February 2, 2025, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index, over the same period. This graph assumes the investment of $100 on February 2, 2020 at the closing sale price of our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

Comparison of Cumulative Total Stockholder Return
$200.00
$100.00
$0.00
02-Feb-20
31-Jan-21
30-Jan-22
29-Jan-23
28-Jan-24
02-Feb-25
lululemon athletica inc.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	02-Feb-20	31-Jan-21	30-Jan-22	29-Jan-23	28-Jan-24	02-Feb-25
lululemon athletica inc.	$100.00	$137.30	$131.96	$129.85	$199.69	$173.02
S&P 500 Index	$100.00	$115.15	$137.40	$126.20	$151.63	$187.27
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$95.81	$92.79	$65.40	$52.91	$56.14

Issuer Purchase of Equity Securities
The following table provides information regarding our purchases of shares of our common stock during the fourth quarter of 2024 related to our stock repurchase programs:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 28, 2024 - November 24, 2024	317,785	$313.18	317,785	$800,585,948
November 25, 2024 - December 29, 2024	298,348	360.75	298,348	1,692,956,482
December 30, 2024 - February 2, 2025	321,885	388.60	321,885	1,567,870,658
Total	938,018		938,018
__________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2024.
(2)On November 29, 2023, our board of directors approved a stock repurchase program for up to $1.0 billion of our common shares on the open market or in privately negotiated transactions. On each of May 29, 2024 and December 3, 2024, our board of directors approved $1.0 billion increases to the existing stock repurchase program. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes.

The following table summarizes purchases of shares of our common stock during the fourth quarter of 2024 related to our Employee Share Purchase Plan (ESPP):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 28, 2024 - November 24, 2024	11,094	$318.94	11,094	4,289,892
November 25, 2024 - December 29, 2024	9,605	382.72	9,605	4,280,287
December 30, 2024 - February 2, 2025	9,915	379.66	9,915	4,270,372
Total	30,614		30,614
___________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2024.
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
•Comparison of 2024 to 2023
•Comparable Sales and Sales Per Square Foot
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Liquidity Outlook
•Contractual Obligations and Commitments
•Critical Accounting Policies and Estimates
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2024 was a 53-week year. Net revenue includes results from the 53rd week; however, comparable sales exclude the 53rd week. Fiscal 2023 was a 52-week year.
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
We provide constant dollar changes and adjusted financial results which exclude certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio and their related tax effects. The constant dollar changes and adjusted financial results are non-GAAP financial measures, and we provide them as supplemental information that enable evaluation of the underlying trend in our operating performance, and enable a comparison to our historical financial information. Refer to the Non-GAAP Financial Measures section of this management's discussion and analysis of financial condition and results of operations for reconciliations between the adjusted non-GAAP financial measures and the most directly comparable measures calculated in accordance with GAAP.
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
Overview
Fiscal 2024 was another year of growth for lululemon. Net revenue increased 10%, operating margin expanded 150 basis points, or 50 basis points on an adjusted basis, and diluted earnings per share grew 20%, or 15% on an adjusted basis. Our teams continued to execute against our Power of Three ×2 growth plan and the compound annual growth rate in net revenue was 19% between fiscal 2021 and 2024.
We saw growth across our regions, merchandise categories, and channels as we continue to engage with guests and provide them with innovative products that help enable their wellness journey. In the Americas, revenue grew 4% driven by strength in Canada. In the United States, we have been working to increase the level of seasonal newness within our assortment mix. In China Mainland, revenue increased 41%, and in Rest of World, revenue grew 27%. By category, we saw a 9% increase in women's, 14% growth in men's, and an 10% increase in other categories. We expanded our retail presence by adding 56 net new company-operated stores, contributing to a 14% increase in square footage. These metrics include our stores in Mexico which we now operate directly, the result of the acquisition of the Mexico operations from our license and supply partner in September 2024. Company-operated store net revenue increased 14% and e-commerce net revenue increased 6%.
We repurchased 5.1 million shares for $1.6 billion in 2024, and our board of directors approved increases in our stock repurchase authorization totaling $2.0 billion during 2024.
Brand Campaigns and Activations
Deepening our relationship with existing guests while also bringing new guests into the lululemon brand remains an important priority for us. We believe our unaided brand awareness is relatively low across most of the regions where we operate. In 2024, we brought several activations to life aimed at increasing loyalty with existing guests while, at the same time, attracting new guests into our brand.
Our partnership with the Canadian Olympic Committee and Canadian Paralympic Committee was on full display during the Paris Olympics, as we outfitted the athletes for their off-field activities. In the Americas, we continued to grow our membership program and began offering new benefits including our Partner Perks program which provides members with exclusive experiences and perks from select partner brands.
In China Mainland, we expanded our Summer Sweat Games to over 70 stores across nearly 40 cities and for World Mental Health Day, we hosted activities in nine cities across China Mainland, anchored by our event along the West Bund in Shanghai. We also extended our World Mental Health Day activations to additional countries, including South Korea, Germany, the United Kingdom, and the United States.
In 2024, we also welcomed additional new ambassadors to the brand, including six-time PGA tour winner Max Homa, Chinese director, actress, and screenwriter Jia Ling, and Frances Tiafoe our newest tennis ambassador.
Product Innovation
We continue to seek to create product that solves the unmet needs of our guests. We believe our technical product is a key competitive advantage for us, and our positioning as a premium athletic brand, with high style and high performance product, helps differentiate us from our peers.
In 2024, we remained focused on our core activities of yoga, run, and train and also our newer "play" activities including golf and tennis. In women's, Align, Define, and Scuba continued to be key product franchises for us, and towards the end of the year, we launched our Daydrift trouser; a refined, casual pant to be worn all day into night. For men, guests continued to respond to our lounge franchises including Steady State, Soft Jersey, and Smooth Spacer, and our performance franchises including Pacebreaker and Zeroed In. In footwear, we expanded our offering with new casual and performance styles including our first collection for men. And in accessories, we continued to bring innovation across our offering of bags, which drove good response from our guests.
Financial Highlights
The summary below compares 2024 to 2023 and provides both GAAP and non-GAAP financial measures. The adjusted financial measures for 2023 exclude $72.1 million of post-tax asset impairment and other charges recognized in relation to lululemon Studio. There were no adjusted financial measures for 2024.
•Net revenue increased 10% to $10.6 billion. On a constant dollar basis, net revenue increased 11%.
•Comparable sales, which excludes net revenue from the 53rd week of 2024, increased 4%.
–Americas comparable sales decreased 1%.
–China Mainland comparable sales increased 25%, or 27% on a constant dollar basis.
–Rest of World comparable sales increased 19%, or 20% on a constant dollar basis.
•Gross profit increased 12% to $6.3 billion. Adjusted gross profit increased 11%.
•Gross margin increased 90 basis points to 59.2%. Adjusted gross margin increased 60 basis points.
•Income from operations increased 17% to $2.5 billion. Adjusted income from operations increased 12%.
•Operating margin increased 150 basis points to 23.7%. Adjusted operating margin increased 50 basis points.

•Income tax expense increased 22% to $761.5 million. Our effective tax rate for 2024 was 29.6% compared to 28.8% for 2023. The adjusted effective tax rate was 28.7% for 2023.
•Diluted earnings per share were $14.64 for 2024 compared to $12.20 in 2023. Adjusted diluted earnings per share were $12.77 in 2023.
Market Conditions and Trends
Macroeconomic conditions, government actions and policies, consumer confidence and purchasing behaviors, and foreign currency fluctuations impact our business. Such factors are expected to continue to impact our business throughout 2025, with the impact varying by market.
Consumer confidence, purchasing behaviors, and their propensity to spend in our sector have been impacted by uncertain economic conditions including inflation, fluctuating interest rates, and other factors. We continue to monitor the economic environment, including in the US, Canada, and China Mainland.
We experienced revenue and traffic growth in 2024 compared to 2023 in all regions, but have experienced a reduction in our revenue growth rate in the Americas compared to the growth we had in previous years, driven by our operations in the United States. During 2024, Americas comparable sales decreased 1%. We are monitoring government policies in the Americas, including changes in tariffs, and while we do not expect current changes to have a material impact on the cost of our products, tariffs and related uncertainties could impact consumer confidence, traffic, and demand for our products.
Foreign currency fluctuations have adversely impacted our financial results. Foreign currency fluctuations reduced the growth of our net revenue by $75.3 million when comparing 2024 to 2023, primarily due to the overall appreciation of the US dollar. We expect future exchange rate volatility to impact our results.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	2024	2023	2024	2023
	(In thousands)		(Percentage of net revenue)
Net revenue	$10,588,126	$9,619,278	100.0%	100.0%
Cost of goods sold	4,317,315	4,009,873	40.8	41.7
Gross profit	6,270,811	5,609,405	59.2	58.3
Selling, general and administrative expenses	3,762,379	3,397,218	35.5	35.3
Impairment of goodwill and other assets, restructuring costs	—	74,501	—	0.8
Amortization of intangible assets	2,735	5,010	—	0.1
Income from operations	2,505,697	2,132,676	23.7	22.2
Other income (expense), net	70,380	43,059	0.7	0.4
Income before income tax expense	2,576,077	2,175,735	24.3	22.6
Income tax expense	761,461	625,545	7.2	6.5
Net income	$1,814,616	$1,550,190	17.1%	16.1%

Comparison of 2024 to 2023
Net Revenue

	2024	2023	2024	2023	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$7,928,156	$7,631,647	74.9%	79.3%	$296,509	4%	4%
China Mainland	1,361,337	963,760	12.9	10.0	397,577	41	43
Rest of World	1,298,633	1,023,871	12.3	10.6	274,762	27	29
Net revenue	$10,588,126	$9,619,278	100.0%	100.0%	$968,848	10%	11%
The increase in net revenue was primarily due to increased China Mainland net revenue. Americas and Rest of World net revenue also increased. We had total net revenue of $163.2 million during the 53rd week of 2024 which contributed to the total increase in net revenue in 2024. Comparable sales, which excludes net revenue from the 53rd week of 2024, increased 4%.
Gross Profit

	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$6,270,811	$5,609,405	$661,406	11.8%

Gross margin	59.2%	58.3%	90 basis points
Gross margin increased 90 basis points. As a result of our decision to cease selling the lululemon Studio Mirror, we recognized an inventory obsolescence provision of $23.7 million during 2023, which reduced gross margin by 30 basis points. Adjusted gross margin increased 60 basis points. Please refer to Note 9. Impairment of Goodwill and Other Assets, Restructuring Costs included in Item 8 of Part II of this report.
The increase in gross margin was primarily the result of a net increase in product margin of 120 basis points, comprised of:
•a net increase of 120 basis points from lower product costs and lower inventory provision expense, partially offset by higher freight costs;
•an increase of 30 basis points due to the lululemon Studio obsolescence provision recognized during 2023; and
•an unfavorable impact of foreign currency exchange rates of 30 basis points.
The increase in product margin was partially offset by a net increase in other cost of sales as a percentage of net revenue of 30 basis points, comprised of:
•an increase in occupancy and depreciation costs of 60 basis points;
•an increase in distribution center costs of 30 basis points;
•a decrease in costs related to our product departments of 50 basis points; and
•a favorable impact of foreign currency exchange rates of 10 basis points.

Selling, General and Administrative Expenses

	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$3,762,379	$3,397,218	$365,161	10.7%

Selling, general and administrative expenses as a % of net revenue	35.5%	35.3%	20 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $196.0 million, comprised of:
–an increase in employee costs of $84.2 million primarily due to increased salaries and wages expense and benefit costs for retail employees primarily from the growth in our business, partially offset by decreased incentive compensation;
–an increase in brand and community costs of $54.2 million primarily due to increased digital marketing expenses;
–an increase in other operating costs of $41.9 million primarily due to increased depreciation costs and repairs and maintenance costs; and
–an increase in technology costs of $18.7 million.
The increase in costs related to our operating channels was partially offset by a decrease in variable costs of $2.9 million primarily due to decreased distribution costs driven by lower rates, partially offset by increased credit card fees as a result of increased net revenue.
•an increase in head office costs of $179.0 million, comprised of:
–an increase in brand and community costs of $64.5 million primarily due to increased marketing expenses as well as increased charitable donations;
–an increase in advisory and professional fees of $42.9 million;
–an increase in technology costs, including cloud computing amortization, of $27.6 million;
–an increase in other head office costs of $25.7 million; and
–an increase in depreciation of $20.2 million.
The increase in costs related to our head office was partially offset by a net decrease in employee costs of $1.9 million primarily due to decreased incentive compensation, partially offset by increased salaries and wages expense.
The increase in selling, general and administrative expenses was partially offset by an increase in net foreign currency exchange and derivative revaluation gains of $9.9 million.
Impairment of Goodwill and Other Assets, Restructuring Costs

	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Impairment of goodwill and other assets, restructuring costs	$—	$74,501	$(74,501)	(100.0)%
During 2023, we recognized certain asset impairments and restructuring costs related to lululemon Studio. Please refer to Note 9. Impairment of Goodwill and Other Assets, Restructuring Costs included in Item 8 of Part II of this report for further information.

Amortization of Intangible Assets

	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$2,735	$5,010	$(2,275)	(45.4)%
The amortization of intangible assets in 2024 was primarily the result of the amortization of intangible assets recognized upon the acquisition of the Mexico operations. The amortization of intangible assets in 2023 was primarily the result of the amortization of intangible assets recognized upon the acquisition of MIRROR, which we rebranded as lululemon Studio.
Segment Results
On a segment basis, we determine income from operations without taking into account corporate expenses and certain other expenses. Corporate expenses include the cost of centrally managed support functions including product design, raw material development, product innovation, sourcing, supply chain, and global merchandising which are included in other cost of sales. Administrative corporate expenses include technology, brand and marketing, finance, human resources, legal, and other head office costs.
Americas

	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$7,928,156	$7,631,647	$296,509	3.9%
Product costs	2,336,251	2,283,490	52,761	2.3
Other cost of sales	641,699	576,810	64,889	11.2
Gross profit	4,950,206	4,771,347	178,859	3.7
Selling, general and administrative expenses	1,934,649	1,834,163	100,486	5.5
Segmented income from operations	$3,015,557	$2,937,184	$78,373	2.7%

Product margin	70.5%	70.1%	40 basis points
Gross margin	62.4%	62.5%	(10) basis points
Selling, general and administrative expenses as a % of net revenue	24.4%	24.0%	40 basis points
Segmented income from operations as a % of net revenue	38.0%	38.5%	(50) basis points
The increase in Americas net revenue was primarily due to a $263.5 million increase from new or expanded company-operated stores and our other channels. We added 24 net new company-operated stores in the Americas since 2023, including 14 company-operated stores from the acquisition of the Mexico operations. Americas net revenue during the 53rd week of 2024 was $118.0 million, which contributed to the increase in Americas net revenue in 2024. Americas comparable sales, which excludes net revenue from the 53rd week of 2024, decreased 1%. The decrease in comparable sales was primarily a result of decreased conversion rates, partially offset by an increase in traffic and a higher dollar value per transaction.
The decrease in gross margin was primarily due to deleverage on distribution center and occupancy costs, partially offset by higher product margin.
The increase in selling, general and administrative expenses was primarily due to increased marketing expenses, higher depreciation, and higher employee costs, partially offset by decreased distribution cost rates.

China Mainland

	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$1,361,337	$963,760	$397,577	41.3%
Product costs	324,237	241,663	82,574	34.2
Other cost of sales	198,373	154,136	44,237	28.7
Gross profit	838,727	567,961	270,766	47.7
Selling, general and administrative expenses	328,868	230,645	98,223	42.6
Segmented income from operations	$509,859	$337,316	$172,543	51.2%

Product margin	76.2%	74.9%	130 basis points
Gross margin	61.6%	58.9%	270 basis points
Selling, general and administrative expenses as a % of net revenue	24.2%	23.9%	30 basis points
Segmented income from operations as a % of net revenue	37.5%	35.0%	250 basis points
The increase in China Mainland net revenue was primarily due to an increase in comparable sales, which increased 25%, or 27% on a constant dollar basis. China Mainland comparable sales excludes net revenue from the 53rd week of 2024. The increase in comparable sales was primarily a result of increased traffic, partially offset by a lower dollar value per transaction. The increase in China Mainland net revenue was also driven by a $156.5 million increase in in net revenue from new or expanded company-operated stores and our other channels. We have opened 24 net new company-operated stores since 2023. China Mainland net revenue during the 53rd week of 2024 was $23.6 million, which contributed to the increase in China Mainland net revenue in 2024.
The increase in gross margin was primarily due to higher product margin as well as leverage on occupancy and other costs.
The increase in selling, general and administrative expenses was primarily due to higher employee costs and increased marketing expenses, as well as increased distribution costs and packaging costs driven by higher net revenue.
Rest of World

	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$1,298,633	$1,023,871	$274,762	26.8%
Product costs	364,906	316,542	48,364	15.3
Other cost of sales	217,536	171,992	45,544	26.5
Gross profit	716,191	535,337	180,854	33.8
Selling, general and administrative expenses	401,245	333,505	67,740	20.3
Segmented income from operations	$314,946	$201,832	$113,114	56.0%

Product margin	71.9%	69.1%	280 basis points
Gross margin	55.1%	52.3%	280 basis points
Selling, general and administrative expenses as a % of net revenue	30.9%	32.6%	(170) basis points
Segmented income from operations as a % of net revenue	24.3%	19.7%	460 basis points
The increase in Rest of World net revenue was primarily due to an increase in comparable sales, which increased 19%, or 20% on a constant dollar basis. Rest of World comparable sales excludes net revenue from the 53rd week of 2024. The increase in comparable sales was primarily a result of increased traffic and a higher dollar value per transaction, partially offset by a decrease in conversion rates. The increase in Rest of World net revenue was also driven by a $95.8 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened eight net new company-operated stores since 2023. Rest of World net revenue during the 53rd week of 2024 was $21.7 million, which contributed to the increase in Rest of World net revenue in 2024.
The increase in gross margin was primarily due to higher product margin.
The increase in selling, general and administrative expenses was primarily due to higher employee costs and increased marketing expenses, as well as increased distribution costs and credit card fees driven by higher net revenue.

Corporate
Corporate expenses decreased $9.0 million to $1.3 billion in 2024 compared to 2023. The net decrease was primarily due to an inventory obsolescence provision of $23.7 million and certain asset impairments and restructuring costs of $74.5 million in relation to lululemon Studio recognized in 2023. Please refer to Note 9. Impairment of Goodwill and Other Assets, Restructuring Costs included in Item 8 of Part II of this report for further information. Corporate expenses also decreased due to an increase in net foreign currency exchange and derivative gains of $9.9 million, as well as a decrease in employee costs. The decrease in corporate expenses was partially offset by increased professional fees and technology costs, as well as increased depreciation and marketing expenses.
Other Income (Expense), Net

	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$70,380	$43,059	$27,321	63.5%
The increase in other income, net was primarily due to an increase in interest income as a result of higher average cash balances.
Income Tax Expense

	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$761,461	$625,545	$135,916	21.7%

Effective tax rate	29.6%	28.8%	80 basis points
The increase in the effective tax rate was primarily due to an increase in non-deductible expenses in international jurisdictions, a decrease in tax benefits related to stock-based compensation, adjustments upon the filing of certain income tax returns, and an increase in net revenue outside of the United States. The increase in the effective tax rate was partially offset by an increase in tax credits, and the income tax impact of certain non-deductible impairment and other charges related to lululemon Studio, which increased the effective tax rate by 10 basis points in 2023.
Excluding the income tax effects of the impairment and other charges recognized in relation to lululemon Studio in 2023, the adjusted effective tax rate was 28.7% in 2023.
Net Income

	2024	2023	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$1,814,616	$1,550,190	$264,426	17.1%
The increase in net income in 2024 was primarily due to an increase in gross profit of $661.4 million, impairment and restructuring charges recognized in 2023 of $74.5 million, an increase in other income (expense), net of $27.3 million, partially offset by an increase in selling, general and administrative expenses of $365.2 million, and an increase in income tax expense of $135.9 million.
Excluding the impairment and other charges recognized in relation to lululemon Studio in 2023, and their tax effects, adjusted net income increased $192.3 million or 12%.
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
Company-operated stores acquired as a result of the acquisition of the Mexico operations will be considered comparable beginning October 2025, after 12 full fiscal months of sales from the date of acquisition. Prior to the acquisition, wholesale sales were made to a third party under a license and supply arrangement.
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
For 2023, adjusted gross profit, gross margin, income from operations, operating margin, income tax expense, effective tax rates, net income, and diluted earnings per share exclude certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio, and the related income tax effects of these items.
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

Constant Dollar Changes
The below changes in net revenue and comparable sales show the change compared to the corresponding period in the prior year. Comparable sales exclude net revenue from the 53rd week of 2024.

	2024 Compared to 2023
	Change	Foreign exchange changes	Change in constant dollars
Net Revenue
Americas	4%	—%	4%
China Mainland	41	2	43
Rest of World	27	2	29
Total net revenue	10%	1%	11%

Comparable sales(1)
Americas	(1)%	—%	(1)%
China Mainland	25	2	27
Rest of World	19	1	20
Total comparable sales	4%	—%	4%
__________
(1)Comparable sales includes comparable company-operated store and e-commerce net revenue.
Adjusted Financial Measures
The following table reconciles the most directly comparable measures calculated in accordance with GAAP with the adjusted financial measures for 2023. The adjustments relate to certain inventory provisions, asset impairments, and restructuring costs recognized in relation to lululemon Studio and their related tax effects. Please refer to Note 9. Impairment of Goodwill and Other Assets, Restructuring Costs included in Item 8 of Part II of this report for further information on the nature of these amounts. There were no adjusted financial measures for 2024.

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

The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	2024	2023	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$2,272,713	$2,296,164	$(23,451)
Investing activities	(798,174)	(654,132)	(144,042)
Financing activities	(1,652,508)	(548,828)	(1,103,680)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(81,666)	(4,100)	(77,566)
Increase (decrease) in cash and cash equivalents	$(259,635)	$1,089,104	$(1,348,739)
Operating Activities
Net income increased $264.4 million. The decrease in cash provided by operating activities was primarily as a result of a decrease in cash flows from changes in operating assets and liabilities of $251.1 million, primarily driven by changes in accounts payable, inventories, accrued compensation, and other assets, partially offset by changes in income taxes and accrued liabilities. The decrease in cash provided by operating activities was also a result of changes in impairment and other charges recognized in relation to lululemon Studio in 2023, and lower cash inflows related to derivatives, partially offset by increased deferred incomes taxes and depreciation.
Investing Activities
The increase in cash used in investing activities was primarily due to the acquisition of the lululemon branded retail locations and operations run by a third party in Mexico. Please refer to Note 6. Acquisition included in Item 8 of Part II of this Annual Report on Form 10-K for further information. The increase in cash used in investing activities was also due to increased capital expenditures primarily due to an increase in supply chain infrastructure, company-operated stores expenditures, and system initiatives, partially offset by a decrease in corporate infrastructure capital expenditures. The increase in cash used in investing activities was partially offset by the settlement of net investment hedges.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in our stock repurchases. During 2024, we repurchased 5.1 million shares at a total cost including commissions and excise taxes of $1.6 billion. During 2023, we repurchased 1.5 million shares at a total cost including commissions and excise taxes of $558.7 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
The following table includes certain measures of our liquidity:

February 2, 2025
(In thousands)
Cash and cash equivalents	$1,984,336
Working capital(1) excluding cash and cash equivalents	156,336
Capacity under committed revolving credit facility	393,935
__________
(1)Working capital is calculated as current assets of $4.0 billion less current liabilities of $1.8 billion.
Capital expenditures are expected to range between $740.0 million and $760.0 million in 2025.
Our current commitments with respect to inventory purchases are included within our purchase obligations outlined below. The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of February 2, 2025 was $1.4 billion, an increase of 9% from January 28, 2024. We expect that our inventories will continue to grow in 2025, and we expect the growth rate will exceed net revenue growth in 2025.
Our existing Americas credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026. As of February 2, 2025, aside from letters of credit of $6.1 million, we had no other borrowings outstanding under this credit facility. Further information regarding our credit facilities and associated covenants is outlined in Note 12. Revolving Credit Facilities included in Item 8 of Part II of this report.
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
Purchase obligations. The amounts listed for purchase obligations in the table below represent agreements (including open purchase orders) to purchase products and for other expenditures in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, values are subject to change, such as for product purchases throughout the production process. The reported amounts exclude liabilities included in our consolidated balance sheets as of February 2, 2025.
The following table summarizes our contractual arrangements due by fiscal year as of February 2, 2025, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Total	2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Operating leases (minimum rent)	$1,845,624	$336,521	$314,027	$299,214	$243,199	$182,854	$469,809
Purchase obligations	803,579	725,155	22,982	16,807	25,635	13,000	—
As of February 2, 2025, our minimum operating lease commitment for distribution center operating leases which have been committed to, but not yet commenced, was $274.8 million, which is not reflected in the table above.
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of February 2, 2025, letters of credit and letters of guarantee totaling $12.6 million had been issued, including $6.1 million under our committed revolving credit facility.
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
Our critical accounting policies, estimates, and judgements are as follows, and see Note 2. Summary of Significant Accounting Policies included in Item 8 of Part II for additional information:
Inventory provision
Inventory is valued at the lower of cost and net realizable value. We periodically review our inventories and make a provision for obsolescence and goods that have quality issues or that are damaged. We record a provision at an amount that is equal to the difference between the inventory cost and its net realizable value. As of February 2, 2025, the net carrying value of our inventories was $1.4 billion, which included provisions for obsolete and damaged inventory of $82.3 million. The provision is determined based upon assumptions about product quality, damages, future demand, selling prices, and market conditions.
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
As of February 2, 2025, the net investment in our Canadian subsidiaries was $3.7 billion, of which $1.6 billion was determined to be indefinitely reinvested. The paid-up-capital balance of the Canadian subsidiaries was approximately $165.2 million.
We have recognized a deferred tax liability of $107.0 million as of February 2, 2025 which represents the Canadian withholding taxes payable on the portion of our Canadian earnings that are not indefinitely reinvested and cannot be repatriated as a return of capital, and U.S. state income taxes payable upon repatriation of the amounts which are not indefinitely reinvested.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Translation Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. As a result of the fluctuation in exchange rates compared to the U.S. dollar our revenue was $75.3 million lower in 2024 in comparison to 2023.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income (loss) within stockholders' equity. A significant portion of our net assets are held by our Canadian dollar subsidiary. We enter into forward currency contracts in order to hedge a portion of the foreign currency exposure associated with the translation of our net investment in our Canadian subsidiary. During 2024, the impact to other comprehensive loss of translation of our Canadian subsidiaries was an increase in the loss of $134.8 million, inclusive of net investment hedge gains.
Transaction Risk. We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. We also hold cash and cash equivalents and other monetary assets in currencies that are different to the functional currency of our subsidiaries. As of February 2, 2025, we had certain forward currency contracts outstanding in order to economically hedge the foreign currency revaluation gains and losses recognized by our foreign subsidiaries, including our Canadian and Chinese subsidiaries, on their monetary assets and liabilities denominated in currencies other than their functional currency.
We perform a sensitivity analysis to determine the market risk exposure associated with the fair values of our forward currency contracts. The net fair value of outstanding derivatives as of February 2, 2025 was an asset of $2.2 million. As of February 2, 2025, a 10% depreciation in the U.S. dollar against the hedged currencies would have resulted in the net fair value of outstanding derivatives depreciating by $11.0 million. The hypothetical change in the fair value of the forward currency contracts would have been substantially offset by a corresponding but directionally opposite change in the underlying hedged items.
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
Interest Rate Risk
Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of February 2, 2025, aside from letters of credit of $6.1 million, there were no borrowings outstanding under these credit facilities. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. As of February 2, 2025, we held cash and cash equivalents of $2.0 billion. Interest generated on cash balances is subject to variability as interest rates increase or decrease.
Credit Risk
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

Inflation
Inflationary factors such as increases in the cost of our product, as well as overhead costs and capital expenditures may adversely affect our operating results. Sustained increases in transportation costs, wages, and raw material costs, or other inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of operating margin if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies. Inflationary pressures could also reduce consumer spending and impact the demand for our products.

ITEM 8. FINANCIAL STATEMENTS
lululemon athletica inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of lululemon athletica inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of lululemon athletica inc. and its subsidiaries (the Company) as of February 2, 2025 and January 28, 2024, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for the 53-week year ended February 2, 2025, the 52-week year ended January 28, 2024, and the 52-week year ended January 29, 2023, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2025 and January 28, 2024, and the results of its operations and its cash flows for the 53-week year ended February 2, 2025, the 52-week year ended January 28, 2024, and the 52-week year ended January 29, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s 2024 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Inventory provision
As described in Notes 2 and 3 to the consolidated financial statements, inventories are valued at the lower of cost and net realizable value, and management records a provision as necessary to appropriately value inventories that are obsolete, have quality issues, or are damaged. Provision expense is recorded in cost of goods sold. As of February 2, 2025, the Company’s consolidated net inventories balance was $1,442.1 million inclusive of the inventory provision of $84.0 million. The amount of the inventory provision is equal to the difference between the cost of the inventory and its estimated net realizable value based on assumptions about product quality, damages, future demand, selling prices, and market conditions.
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
March 27, 2025

We have served as the Company's auditor since 2006.

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	February 2, 2025	January 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,984,336	$2,243,971
Accounts receivable, net	120,173	124,769
Inventories	1,442,081	1,323,602
Prepaid and receivable income taxes	182,253	183,733
Prepaid expenses and other current assets	251,459	184,502
	3,980,302	4,060,577
Property and equipment, net	1,780,617	1,545,811
Right-of-use lease assets	1,416,256	1,265,610
Goodwill	159,518	24,083
Intangible assets, net	11,673	—
Deferred income tax assets	17,085	9,176
Other non-current assets	237,841	186,684
	$7,603,292	$7,091,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$271,406	$348,441
Accrued liabilities and other	559,463	348,555
Accrued compensation and related expenses	204,543	326,110
Current lease liabilities	275,154	249,270
Current income taxes payable	183,126	12,098
Unredeemed gift card liability	308,352	306,479
Other current liabilities	37,586	40,308
	1,839,630	1,631,261
Non-current lease liabilities	1,300,637	1,154,012
Non-current income taxes payable	—	15,864
Deferred income tax liabilities	98,188	29,522
Other non-current liabilities	40,790	29,201
	3,279,245	2,859,860
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 116,166 and 121,106 issued and outstanding	581	606
Additional paid-in capital	638,190	575,369
Retained earnings	4,109,717	3,920,362
Accumulated other comprehensive loss	(424,441)	(264,256)
	4,324,047	4,232,081
	$7,603,292	$7,091,941
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Net revenue	$10,588,126	$9,619,278	$8,110,518
Cost of goods sold	4,317,315	4,009,873	3,618,178
Gross profit	6,270,811	5,609,405	4,492,340
Selling, general and administrative expenses	3,762,379	3,397,218	2,757,447
Impairment of goodwill and other assets, restructuring costs	—	74,501	407,913
Amortization of intangible assets	2,735	5,010	8,752
Gain on disposal of assets	—	—	(10,180)
Income from operations	2,505,697	2,132,676	1,328,408
Other income (expense), net	70,380	43,059	4,163
Income before income tax expense	2,576,077	2,175,735	1,332,571
Income tax expense	761,461	625,545	477,771
Net income	$1,814,616	$1,550,190	$854,800

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(253,209)	$(23,077)	$(65,571)
Net investment hedge gains (losses)	93,024	11,405	8,904
Other comprehensive income (loss), net of tax	(160,185)	(11,672)	(56,667)
Comprehensive income	$1,654,431	$1,538,518	$798,133

Basic earnings per share	$14.67	$12.23	$6.70
Diluted earnings per share	$14.64	$12.20	$6.68
Basic weighted-average number of shares outstanding	123,735	126,726	127,666
Diluted weighted-average number of shares outstanding	123,935	127,060	128,017
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 30, 2022	5,203	5,203	$—	123,297	$616	$422,507	$2,512,840	$(195,917)	$2,740,046
Net income							854,800		854,800
Other comprehensive income (loss), net of tax								(56,667)	(56,667)
Common stock issued upon exchange of exchangeable shares	(87)	(87)	—	87	—	—			—
Stock-based compensation expense						78,075			78,075
Common stock issued upon settlement of stock-based compensation				322	2	11,702			11,704
Shares withheld related to net share settlement of stock-based compensation				(105)	—	(35,158)			(35,158)
Repurchase of common stock, including excise tax				(1,396)	(7)	(2,481)	(441,513)		(444,001)
Balance as of January 29, 2023	5,116	5,116	$—	122,205	$611	$474,645	$2,926,127	$(252,584)	$3,148,799
Net income							1,550,190		1,550,190
Other comprehensive income (loss), net of tax								(11,672)	(11,672)
Stock-based compensation expense						93,560			93,560
Common stock issued upon settlement of stock-based compensation				479	2	42,428			42,430
Shares withheld related to net share settlement of stock-based compensation				(96)	—	(32,574)			(32,574)
Repurchase of common stock, including excise tax				(1,482)	(7)	(2,690)	(555,955)		(558,652)
Balance as of January 28, 2024	5,116	5,116	$—	121,106	$606	$575,369	$3,920,362	$(264,256)	$4,232,081

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Net income							1,814,616		1,814,616
Other comprehensive income (loss), net of tax								(160,185)	(160,185)
Stock-based compensation expense						90,011			90,011
Common stock issued upon settlement of stock-based compensation				300	1	19,812			19,813
Shares withheld related to net share settlement of stock-based compensation				(93)	—	(35,410)			(35,410)
Repurchase of common stock, including excise tax				(5,147)	(26)	(11,592)	(1,625,261)		(1,636,879)
Balance as of February 2, 2025	5,116	5,116	$—	116,166	$581	$638,190	$4,109,717	$(424,441)	$4,324,047
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Cash flows from operating activities
Net income	$1,814,616	$1,550,190	$854,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	446,524	379,384	291,791
lululemon Studio obsolescence provision	—	23,709	62,928
Impairment of goodwill and other assets, restructuring costs	—	74,501	407,913
Gain on disposal of assets	—	—	(10,180)
Stock-based compensation expense	90,011	93,560	78,075
Derecognition of unredeemed gift card liability	(36,231)	(28,547)	(23,337)
Settlement of derivatives not designated in a hedging relationship	(47,763)	32,527	(38,649)
Deferred income taxes	57,451	(28,383)	3,042
Changes in operating assets and liabilities:
Accounts receivable	1,626	6,580	(58,987)
Inventories	(156,085)	66,584	(573,438)
Prepaid and receivable income taxes	(2,031)	1,908	(66,714)
Prepaid expenses and other current assets	(71,789)	40,587	(54,833)
Other non-current assets	(73,205)	(53,280)	(36,518)
Accounts payable	(57,044)	177,367	(107,280)
Accrued liabilities and other	193,139	(71,734)	65,364
Accrued compensation and related expenses	(112,110)	70,327	47,254
Current and non-current income taxes payable	157,205	(173,196)	35,986
Unredeemed gift card liability	42,410	84,315	68,266
Right-of-use lease assets and current and non-current lease liabilities	23,501	37,535	23,905
Other current and non-current liabilities	2,488	12,230	(2,925)
Net cash provided by operating activities	2,272,713	2,296,164	966,463
Cash flows from investing activities
Purchase of property and equipment	(689,232)	(651,865)	(638,657)
Settlement of net investment hedges	50,213	(1,609)	47,804
Acquisition, net of cash acquired	(154,146)	—	—
Other investing activities	(5,009)	(658)	20,916
Net cash used in investing activities	(798,174)	(654,132)	(569,937)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	19,813	42,430	11,704
Taxes paid related to net share settlement of stock-based compensation	(35,410)	(32,574)	(35,158)
Repurchase of common stock	(1,636,879)	(558,652)	(444,001)
Other financing activities	(32)	(32)	(32)
Net cash used in financing activities	(1,652,508)	(548,828)	(467,487)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(81,666)	(4,100)	(34,043)
Increase (decrease) in cash and cash equivalents	(259,635)	1,089,104	(105,004)
Cash and cash equivalents, beginning of period	$2,243,971	$1,154,867	$1,259,871
Cash and cash equivalents, end of period	$1,984,336	$2,243,971	$1,154,867
See accompanying notes to the consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories. The Company organizes its operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA"). It conducts its business through a number of different channels in each market, including company-operated stores, e-commerce, outlets, temporary locations, wholesale, license and supply arrangements, and a re-commerce program. There were 767, 711, and 655 company-operated stores in operation as of February 2, 2025, January 28, 2024, and January 29, 2023, respectively.
Basis of presentation
The consolidated financial statements have been presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP").
On September 10, 2024, the Company acquired the lululemon branded retail locations and operations run by a third party in Mexico. The Company had previously granted the third party the right to operate retail locations and to sell lululemon products in Mexico. The results of operations, financial position, and cash flows of the Mexico operations have been included in the Company's consolidated financial statements since the date of acquisition. Please refer to Note 6. Acquisition for further information.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2024 was a 53-week year. Fiscal 2023 and fiscal 2022 were each 52-week years. Fiscal 2024, 2023, and 2022 ended on February 2, 2025, January 28, 2024, and January 29, 2023, respectively, and are referred to as "2024," "2023," and "2022," respectively.
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
Accounts receivable
Accounts receivable primarily arise out of third party gift card sales, sales to wholesale accounts, online marketplaces, duty receivables, and license and supply arrangements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As of February 2, 2025 and January 28, 2024, the Company had an insignificant allowance for doubtful accounts.
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

The Company has entered into certain subleases, which have been classified as operating leases. Sublease income is recognized on a straight-line basis beginning on the commencement date of the sublease. Sublease income offsets the head lease expense within net lease expense.
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
Revenue is presented net of an allowance for estimated returns. The Company's liability for sales return refunds is recognized within accrued liabilities and other, and an asset for the value of inventory which is expected to be returned is recognized within other prepaid expenses and other current assets on the consolidated balance sheets. As of February 2, 2025 and January 28, 2024, the sales return allowance was $73.9 million and $61.6 million, respectively.
Shipping fees billed to customers are recorded as revenue, and shipping costs are recognized within selling, general and administrative expenses in the same period the related revenue is recognized.
Proceeds from the sale of gift cards are initially deferred and recognized within unredeemed gift card liability on the consolidated balance sheets, and are recognized as revenue when tendered for payment. While the Company will continue to honor all gift cards presented for payment, to the extent management determines there is no requirement to remit unused card balances to government agencies under unclaimed property laws, the portion of card balances not expected to be redeemed are recognized in net revenue in proportion to the gift cards which have been redeemed, under the redemption recognition method. As of February 2, 2025 and January 28, 2024, the unredeemed gift card liability was $308.4 million and $306.5 million, respectively. During 2024, 2023, and 2022, the Company recognized net revenue of $180.9 million, $151.4 million, and $126.9 million, respectively, that was included in the opening balance of the unredeemed gift card liability at the beginning of each year. For 2024, 2023, and 2022, net revenue recognized on unredeemed gift card balances was $36.2 million, $28.5 million, and $23.3 million, respectively.
Cost of goods sold
Cost of goods sold includes:
Product costs
•the cost of purchased merchandise, which includes acquisition and production costs including raw material and labor, as applicable;
•the cost incurred to deliver inventory to the Company's distribution centers including freight, non-refundable taxes, duty, and other landing costs;
•shrink and inventory provision expense;
•the cost of digital content subscription services; and
•hemming costs.

Other cost of sales
•occupancy costs such as minimum rent, contingent rent where applicable, property taxes, utilities, and depreciation expense for the Company's company-operated store locations;
•the cost of the Company's distribution centers, such as labor, rent, utilities, and depreciation, as well as the cost of third-party distribution centers; and
•the cost of the Company's product design, raw materials development, product innovation, sourcing, supply chain, and merchandising departments including salaries, stock-based compensation and benefits, and other expenses.
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
For 2024, 2023, and 2022, the Company incurred costs to transport its products from its distribution facilities to its retail locations and e-commerce guests of $349.0 million, $374.2 million, and $353.7 million, respectively.
Advertising and Marketing Costs
Advertising costs, including the costs to produce advertising, are expensed as incurred. Advertising expenses were $541.5 million, $429.7 million, and $328.6 million for 2024, 2023, and 2022, respectively, and are included within selling, general and administrative expenses.
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

Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted during 2024 not listed below were assessed, and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position or results of operations.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Entities are required to provide disclosures of significant segmented expenses and other categories used by the Chief Operating Decision Maker ("CODM") in order to enhance disclosure at the segment level. The Company adopted this update for 2024 and the related disclosures are included in Note 23. Segmented Information.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Entities will be required to provide disaggregated disclosures for certain income statement expense line items. This amendment is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and shall be applied retrospectively for periods presented in the financial statements. The Company is currently evaluating the impact that this new guidance may have on its financial statement disclosures.
Note 3. Inventories

	February 2, 2025	January 28, 2024
	(In thousands)
Inventories, at cost	$1,526,055	$1,465,076
Inventory provisions and reserves:
lululemon Studio Mirror provision	—	(62,956)
Obsolescence provision	(45,840)	(42,903)
Damages provision	(36,416)	(33,836)
Shrink provision	(1,718)	(1,779)
	(83,974)	(141,474)
Inventories	$1,442,081	$1,323,602
During 2024, we disposed of the lululemon Studio Mirror inventories which had previously been provided for. Please refer to Note 9. Impairment of Goodwill and Other Assets, Restructuring Costs for further details on the lululemon Studio obsolescence provision.
Note 4. Prepaid Expenses and Other Current Assets

	February 2, 2025	January 28, 2024
	(In thousands)
Prepaid expenses	147,680	137,203
Forward currency contract assets	76,848	647
Other current assets	26,931	46,652
Prepaid expenses and other current assets	$251,459	$184,502

Note 5. Property and Equipment

	February 2, 2025	January 28, 2024
	(In thousands)
Land	$74,461	$79,498
Buildings	27,655	29,032
Leasehold improvements	1,227,247	1,006,926
Furniture and fixtures	177,651	156,656
Computer hardware	202,479	176,597
Computer software	1,274,322	1,032,567
Equipment and vehicles	51,453	34,017
Work in progress	206,398	247,943
Property and equipment, gross	3,241,666	2,763,236
Accumulated depreciation	(1,461,049)	(1,217,425)
Property and equipment, net	$1,780,617	$1,545,811
Depreciation expense related to property and equipment was $443.3 million, $374.0 million, and $282.7 million for 2024, 2023, and 2022, respectively.
Gain on Disposal of Assets
During the second quarter of 2022, the Company completed the sale of an administrative office building, which resulted in a pre-tax gain of $10.2 million. The income tax effect of the gain on disposal of assets was an expense of $1.7 million.
Note 6. Acquisition
On September 10, 2024, the Company acquired the lululemon branded retail locations and operations run by a third party in Mexico. The Company acquired all outstanding shares of the third party, and had previously granted it the right to operate retail locations and to sell lululemon products in Mexico.
The following table summarizes the fair value of the consideration transferred, as well as the calculation of goodwill based on the excess of consideration over the fair value of net assets acquired.

September 10, 2024
(In thousands)
Fair value of consideration transferred:
Cash paid to shareholders	$159,380
Contingent consideration	15,000
Settlement of intercompany balances	6,975
181,355
Less cash acquired	(5,234)
Fair value of consideration transferred, net of cash and cash equivalents acquired	$176,121
Less fair value of net assets acquired:
Assets acquired:
Inventories	$15,275
Intangible assets	15,500
Other current and non-current assets	14,013
44,788
Liabilities assumed	(15,668)
Net assets acquired	$29,120
Goodwill	$147,001

Goodwill relates to the assembled workforce and benefits expected as a result of the acquisition and has been allocated to the Americas segment. None of the goodwill is expected to be deductible for income tax purposes.
Reacquired franchise rights were valued using the future expected cash flows of the remaining contractual franchise period until November 2026. These intangible assets have a fair value of $15.5 million, which is being amortized until November 2026. Contingent consideration of $15.0 million relates to performance related conditions from the acquisition date to December 31, 2025, and has been recognized at fair value.
The Company has not disclosed pro forma information of the combined business as the transaction is not material to net revenue or net earnings.
During 2024, the Company recognized $3.5 million in acquisition-related expenses within selling, general and administrative expenses primarily related to legal, accounting, valuation, and other professional services.
Note 7. Goodwill
The changes in the carrying amounts of goodwill were as follows:

Goodwill
(In thousands)
Balance as of January 29, 2023	$24,144
Effect of foreign currency translation	(61)
Balance as of January 28, 2024	$24,083
Acquisition of the Mexico operations	147,001
Effect of foreign currency translation	(11,566)
Balance as of February 2, 2025	$159,518
Of the Company's goodwill, $147.0 million relates to the acquisition of the Mexico operations in 2024. Goodwill relates to the assembled workforce and benefits expected as a result of the acquisition and has been allocated to the Americas segment. Please refer to Note 6. Acquisition for further information.
Note 8. Intangible Assets
A summary of the balances of the Company's intangible assets as of February 2, 2025, January 28, 2024, is presented below:

	February 2, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years)
	(In thousands, except in years)
Franchise rights	14,325	(2,652)	11,673	1.8
Other	270	(270)	—	n/a
Intangible assets	$14,595	$(2,922)	$11,673	1.8

	January 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
	(In thousands)
MIRROR brand	$26,500	$(4,089)	$(22,411)	$—
Customer relationships	28,000	(7,492)	(20,508)	—
Technology	25,500	(12,632)	(12,868)	—
Content	5,000	(3,250)	(1,750)	—
Other	270	(270)	—	—
Intangible assets	$85,270	$(27,733)	$(57,537)	$—

As part of the acquisition of the Mexico operations in 2024, the Company recognized intangible assets related to reacquired franchise rights, which are being amortized until November 2026. Please refer to Note 6. Acquisition for further information.
Amortization of intangible assets was $2.7 million, $5.0 million, and $8.8 million in 2024, 2023, and 2022, respectively. Future expected amortization expense as of February 2, 2025, is $6.4 million and $5.2 million, for 2025 and 2026, respectively.
During 2023 and 2022, the Company recognized intangible asset impairment charges of $17.0 million and $40.6 million, respectively. These impairment charges related to the intangible assets that were recognized on the acquisition of MIRROR. Please refer to Note 9. Impairment of Goodwill and Other Assets, Restructuring Costs for further information.
Note 9. Impairment of Goodwill and Other Assets, Restructuring Costs
During 2022, the Company decided to shift its lululemon Studio strategy to focus on providing digital app-based services. The Company continued to sell the lululemon Studio Mirror hardware in 2023, and reached the decision to cease selling it during the third quarter of 2023. It also contracted with Peloton Interactive, Inc. to be the exclusive digital fitness content provider to existing lululemon Studio subscribers, and stopped producing its own digital fitness content. The Company ceased selling the lululemon Studio Mirror and new digital content subscriptions in December 2023.
These strategy shifts resulted in impairment testing and the recognition of goodwill impairment, inventory provisions, asset impairments, and restructuring costs related to the lululemon Studio reporting unit. The following table summarizes the amounts recognized:

	2024	2023	2022
	(In thousands)
Costs recorded in cost of goods sold:
lululemon Studio obsolescence provision	$—	$23,709	$62,928

Costs recorded in operating expenses:
Impairment of assets:
Impairment of goodwill	$—	$—	$362,492
Impairment of intangible assets	—	16,951	40,585
Impairment of cloud computing arrangement implementation costs	—	16,074	—
Impairment of property and equipment	—	11,161	4,836
	$—	$44,186	$407,913
Restructuring costs	—	30,315	—
Impairment of goodwill and other assets, restructuring costs	$—	$74,501	$407,913

Total pre-tax charges	$—	$98,210	$470,841

Income tax effects of charges	$—	$(26,085)	$(28,171)
Total after-tax charges	$—	$72,125	$442,670
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
Note 10. Other Non-Current Assets

	February 2, 2025	January 28, 2024
	(In thousands)
Cloud computing arrangement implementation costs	$161,759	$133,597
Security deposits	44,076	31,825
Other	32,006	21,262
Other non-current assets	$237,841	$186,684
As of February 2, 2025 and January 28, 2024, cloud computing arrangement implementation costs consisted of deferred costs of $385.4 million and $289.3 million, respectively, and associated accumulated amortization of $223.7 million and $155.7 million, respectively.

Note 11. Accrued Liabilities and Other

	February 2, 2025	January 28, 2024
	(In thousands)
Accrued operating expenses	$166,745	$126,380
Forward currency contract liabilities	74,638	2,872
Sales return allowances	73,892	61,634
Accrued freight	53,121	41,241
Accrued duty	45,400	25,817
Accrued digital marketing	45,392	20,835
Accrued capital expenditures	36,690	31,936
Accrued rent	17,962	12,522
Sales tax collected	16,967	3,088
Other	28,656	22,230
Accrued liabilities and other	$559,463	$348,555
Note 12. Revolving Credit Facilities
Americas revolving credit facility
On December 14, 2021, the Company entered into an amended and restated credit agreement extending its existing credit facility, which provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026. Borrowings under the credit facility may be prepaid and commitments may be reduced or terminated without premium or penalty (other than customary breakage costs).
As of February 2, 2025, aside from letters of credit of $6.1 million, the Company had no other borrowings outstanding under this credit facility.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of February 2, 2025, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
The Company has an uncommitted and unsecured 300.0 million Chinese Yuan ($41.4 million) revolving credit facility with terms that are reviewed on an annual basis. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($27.6 million) and a guarantee facility of up to 100.0 million Chinese Yuan ($13.8 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of February 2, 2025, the Company was in compliance with the covenants and, aside from letters of credit of 45.8 million Chinese Yuan ($6.3 million), there were no other borrowings or guarantees outstanding under this credit facility.
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
A roll-forward of the amounts outstanding under the SCF program, which are presented within accounts payable, is presented below:

	2024	2023
	(In thousands)
Supply chain financing program balance, beginning of year	$42,139	$17,578
Amounts added during the year	509,924	533,640
Amounts settled during the year	(515,780)	(509,079)
Supply chain financing program balance, end of year	$36,283	$42,139
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
Stock-based compensation expense charged to income for the plans was $88.6 million, $92.7 million, and $77.2 million for 2024, 2023, and 2022, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $122.3 million as of February 2, 2025, which is expected to be recognized over a weighted-average period of 2.0 years, and was $135.9 million as of January 28, 2024 over a weighted-average period of 2.0 years.
A summary of the balances of the Company's stock-based compensation plans as of February 2, 2025, January 28, 2024, and January 29, 2023, and changes during the fiscal years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of January 30, 2022	789	$186.10	167	$225.27	4	$326.70	238	$265.90
Granted	192	371.04	117	274.90	5	308.66	120	364.51
Exercised/vested	93	127.68	114	170.04	4	326.70	111	241.02
Forfeited/expired	22	286.56	4	307.76	—	—	26	334.39
Balance as of January 29, 2023	866	$230.78	166	$295.93	5	$308.66	221	$323.89
Granted	213	360.00	121	296.27	4	370.59	132	364.63
Exercised/vested	264	160.45	104	201.56	5	308.66	106	294.65
Forfeited/expired	32	332.26	8	351.14	—	368.36	24	350.38
Balance as of January 28, 2024	783	$285.69	175	$349.84	4	$370.85	223	$359.12
Granted	232	383.09	125	354.40	5	319.19	146	375.99
Exercised/vested	95	209.54	100	310.86	4	371.33	101	351.61
Forfeited/expired	71	363.58	23	374.15	—	—	29	371.69
Balance as of February 2, 2025	849	$314.27	177	$371.83	5	$317.86	239	$371.09
A total of 3.5 million shares of the Company's common stock have been authorized for future issuance under the Company's 2023 Equity Incentive Plan.
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted in 2024, 2023, and 2022:

	2024	2023	2022
Expected term	3.75 years	3.75 years	3.75 years
Expected volatility	37.39%	42.35%	40.00%
Risk-free interest rate	4.30%	3.49%	2.51%
Dividend yield	—%	—%	—%
The following table summarizes information about stock options outstanding and exercisable as of February 2, 2025:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
	(In thousands, except per share amounts and years)
$85.96-$188.84	206	$169.31	1.4	206	$169.31	1.4
$198.73-$356.93	142	306.87	3.6	85	308.49	3.2
$358.09-$358.09	165	358.09	5.1	39	358.09	5.0
$368.36-$381.86	132	376.52	4.2	60	376.70	4.1
$388.90-$502.74	204	390.46	6.1	4	417.71	3.4
	849	$314.27	4.1	394	$251.93	2.6
Intrinsic value	$84,990			$64,006
As of February 2, 2025, the unrecognized compensation cost related to these options was $38.1 million, which is expected to be recognized over a weighted-average period of 2.5 years. The weighted-average grant date fair value of options granted during 2024, 2023, and 2022 was $130.87, $130.75, and $124.17, respectively.
The following table summarizes the intrinsic value of options exercised and awards that vested during 2024, 2023, and 2022:

	2024	2023	2022
	(In thousands)
Stock options	$16,183	$69,316	$19,906
Performance-based restricted stock units	38,303	33,198	37,672
Restricted shares	1,163	1,661	1,152
Restricted stock units	37,972	38,016	37,275
	$93,621	$142,191	$96,005
Employee share purchase plan
The Company has an Employee Share Purchase Plan ("ESPP"). Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During each of 2024, 2023, and 2022, there were 0.1 million shares purchased. As of February 2, 2025, 4.3 million shares remain authorized to be purchased under the ESPP.

Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two-year vesting period. The Company's net expense for the defined contribution plans was $22.2 million, $19.8 million, and $14.0 million during 2024, 2023, and 2022, respectively.
Note 16. Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis
As of February 2, 2025 and January 28, 2024, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	February 2, 2025	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$240,918	$240,918	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	76,848	—	76,848	—	Prepaid expenses and other current assets
Forward currency contract liabilities	74,638	—	74,638	—	Other current liabilities

	January 28, 2024	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$1,102,119	$1,102,119	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	647	—	647	—	Prepaid expenses and other current assets
Forward currency contract liabilities	2,872	—	2,872	—	Other current liabilities
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
During 2023 and 2022, the Company recorded impairment charges for goodwill, intangible assets, cloud computing arrangement implementation costs, and property and equipment, as disclosed in Note 9. Impairment of Goodwill and Other Assets, Restructuring Costs. That note includes details on the discounted cash flow model used to estimate fair value, which is a Level 3 valuation technique.
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during 2024.
Derivatives not designated as hedging instruments
During 2024, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
Quantitative disclosures about derivative financial instruments
The notional amounts and fair values of forward currency contracts were as follows:

	February 2, 2025			January 28, 2024
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,969,000	$74,908	$—	$1,242,000	$—	$258
Derivatives not designated in a hedging relationship:
Forward currency contracts	2,167,657	1,940	74,638	1,543,351	647	2,614
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$76,848	$74,638		$647	$2,872
As of February 2, 2025, there were derivative assets of $76.8 million and derivative liabilities of $74.6 million subject to enforceable netting arrangements.
The forward currency contracts designated as net investment hedges outstanding as of February 2, 2025 mature on different dates between February 2025 and October 2025.
The forward currency contracts not designated in a hedging relationship outstanding as of February 2, 2025 mature on different dates between February 2025 and November 2025.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	2024	2023	2022
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$125,378	$15,344	$12,125

No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	2024	2023	2022
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$127,843	$(23,232)	$4,410
Derivatives not designated in a hedging relationship	(118,423)	22,765	(11,945)
Net foreign exchange and derivative gains (losses)	$9,420	$(467)	$(7,535)
Note 18. Leases
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of February 2, 2025, the initial lease terms of the various leases generally range from two to 15 years. The majority of the Company's leases include renewal options at the sole discretion of the Company. The lease term includes options to extend or terminate the lease when it is reasonably certain those options will be exercised.
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

	2024	2023	2022
	(In thousands)
Net lease expense:
Operating lease expense	$338,756	$282,888	$245,767
Short-term lease expense	13,588	15,289	16,790
Variable lease expense	188,358	152,791	114,441
Sublease income	(2,805)	—	—
	$537,897	$450,968	$376,998
The following table presents future minimum lease payments by fiscal year and the impact of discounting.

February 2, 2025
(In thousands)
2025	$336,521
2026	314,027
2027	299,214
2028	243,199
2029	182,854
Thereafter	469,809
Future minimum lease payments	$1,845,624
Impact of discounting	(269,833)
Present value of lease liabilities	$1,575,791

Balance sheet classification:
Current lease liabilities	$275,154
Non-current lease liabilities	1,300,637
$1,575,791

As of February 2, 2025, the Company's minimum lease commitment for distribution center operating leases which have been committed to, but not yet commenced, was $274.8 million, which is not reflected in the table above.
The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	February 2, 2025	January 28, 2024
Weighted-average remaining lease term	6.68 years	6.95 years
Weighted-average discount rate	4.3%	4.0%
Note 19. Income Taxes
The Company's domestic and foreign income before income tax expense and current and deferred income taxes from federal, state, and foreign sources are as follows:

	2024	2023	2022
	(In thousands)
Income (loss) before income tax expense
Domestic	$479,956	$458,041	$(98,764)
Foreign	2,096,121	1,717,694	1,431,335
	$2,576,077	$2,175,735	$1,332,571
Current income tax expense
Federal	$86,851	$140,726	$34,752
State	31,983	42,476	33,369
Foreign	584,248	469,090	400,250
	$703,082	$652,292	$468,371
Deferred income tax expense (recovery)
Federal	$61,386	$(14,741)	$8,932
State	14,047	(3,097)	2,363
Foreign	(17,054)	(8,909)	(1,895)
	$58,379	$(26,747)	$9,400
Income tax expense	$761,461	$625,545	$477,771
The Company's income tax expense for 2023 and 2022 include certain discrete tax amounts, as follows:

	2024	2023	2022
	(In thousands)
Impairment of goodwill and other assets, restructuring costs	$—	$(26,085)	$(28,171)
Gain on disposal of assets	—	—	1,661
Total discrete income tax expense (recovery)	$—	$(26,085)	$(26,510)
Please refer to Note 5. Property and Equipment and Note 9. Impairment of Goodwill and Other Assets, Restructuring Costs for further information.
As of February 2, 2025, the Company's net investment in its Canadian subsidiaries was $3.7 billion, of which $1.6 billion was determined to be indefinitely reinvested. A deferred income tax liability of $107.0 million has been recognized in relation to the portion of the Company's net investment in its Canadian subsidiaries that is not indefinitely reinvested, representing the Canadian withholding taxes and U.S. state income taxes which would be due upon repatriation. This deferred tax liability has been recorded on the basis that the Company would choose to make the repatriation transactions in the most tax efficient manner. Specifically, to the extent that the Canadian subsidiaries have paid-up-capital, any such distributions would be structured as a return of capital, and therefore not subject to Canadian withholding tax. The unrecognized deferred income tax liability on the indefinitely reinvested amount is approximately $88.8 million. No deferred income tax liabilities have been recognized on any of the undistributed earnings of the Company's other foreign subsidiaries as these earnings are permanently reinvested outside of the United States. Excluding its Canadian subsidiaries, cumulative undistributed earnings of the Company's foreign subsidiaries as of February 2, 2025 were $599.1 million.

As of February 2, 2025, the Company had cash and cash equivalents of $1.3 billion outside of the United States.
A summary reconciliation of the effective tax rate is as follows:

	2024	2023	2022
	(Percentage)
Federal income tax at statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differentials	4.3	4.1	6.8
U.S. state taxes	0.9	1.0	(0.4)
Non-deductible compensation expense	0.5	0.6	0.7
Excess tax benefits from stock-based compensation	(0.1)	(0.4)	(0.5)
Tax on unremitted foreign earnings	2.6	2.6	1.4
Impairment of goodwill and other assets, gain on disposal of assets	—	—	7.8
Permanent and other	0.4	(0.1)	(0.9)
Effective tax rate	29.6%	28.8%	35.9%
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of February 2, 2025 and January 28, 2024 are presented below:

	February 2, 2025	January 28, 2024
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$2,174	$2,385
Inventories	33,801	43,157
Accrued bonuses	9,376	19,075
Unredeemed gift card liability	18,956	15,580
Non-current lease liabilities	308,796	286,528
Research and experimental expenditures	71,579	48,922
Stock-based compensation	20,883	20,057
Other	22,415	16,802
Deferred income tax assets	487,980	452,506
Valuation allowance	(7,902)	(2,334)
Deferred income tax assets, net of valuation allowance	$480,078	$450,172
Deferred income tax liabilities:
Property and equipment, net	$(180,664)	$(162,312)
Right-of-use lease assets	(269,089)	(265,157)
Unremitted foreign earnings	(106,986)	(41,198)
Other	(4,442)	(1,851)
Deferred income tax liabilities	(561,181)	(470,518)
Net deferred income tax liabilities	$(81,103)	$(20,346)

Balance sheet classification:
Deferred income tax assets	$17,085	$9,176
Deferred income tax liabilities	(98,188)	(29,522)
Net deferred income tax liabilities	$(81,103)	$(20,346)
As of February 2, 2025, the Company had net operating loss carryforwards of $25.0 million. The majority of the net operating loss carryforwards expire, if unused, between fiscal 2030 and fiscal 2044.
There was a $5.6 million net increase in the valuation allowance in 2024, compared to a $1.6 million net increase in 2023, and a $2.1 million net decrease in 2022.

The Company files income tax returns in the U.S., Canada, and various foreign and state jurisdictions. The 2021 to 2023 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2017 to 2023 tax years remain subject to examination by Canadian tax authorities. The 2015 to 2023 tax years remain subject to examination by the China Mainland tax authorities. The 2017 to 2023 tax years remain subject to examination by tax authorities in certain other foreign jurisdictions. The Company does not have any significant unrecognized tax benefits arising from uncertain tax positions taken, or expected to be taken, in the Company's tax returns.
Note 20. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	2024	2023	2022
	(In thousands, except per share amounts)
Net income	$1,814,616	$1,550,190	$854,800
Basic weighted-average number of shares outstanding	123,735	126,726	127,666
Assumed conversion of dilutive stock options and awards	200	334	351
Diluted weighted-average number of shares outstanding	123,935	127,060	128,017
Basic earnings per share	$14.67	$12.23	$6.70
Diluted earnings per share	$14.64	$12.20	$6.68
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have in effect the same economic rights and share equally in undistributed net income. For 2024, 2023, and 2022, 64.2 thousand, 62.7 thousand, and 43.5 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
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
On November 29, 2023, the Company's board of directors approved a stock repurchase program for up to $1.0 billion of the Company's common shares on the open market or in privately negotiated transactions. On each of May 29, 2024 and December 3, 2024, the Company's board of directors approved an additional increase of $1.0 billion to the existing stock repurchase program. The repurchase plan has no time limit and does not require the repurchase of a minimum number of shares. Common shares repurchased on the open market are at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of common shares to be repurchased will depend upon market conditions, eligibility to trade, and other factors, in accordance with Securities and Exchange Commission requirements. The authorized value of shares available to be repurchased under this program excludes the cost of commissions and excise taxes and as of February 2, 2025, the remaining authorized value was $1.6 billion.
During 2024, 2023, and 2022, 5.1 million, 1.5 million, and 1.4 million shares, respectively, were repurchased under the programs at a total cost including commissions and excise taxes of $1.6 billion, $558.7 million, and $444.0 million, respectively.
Subsequent to February 2, 2025, and up to March 21, 2025, 0.6 million shares were repurchased at a total cost including commissions and excise taxes of $230.5 million.
Note 21. Commitments and Contingencies
Commitments
Leases. The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. Please refer to Note 18. Leases for further details regarding lease commitments and the timing of future minimum lease payments.

License and supply arrangements. The Company has entered into license and supply arrangements with partners which grant them the right to operate lululemon branded retail locations and sell lululemon products on websites in specific countries. Under these arrangements, the Company supplies the partners with lululemon products, training, and other support. As of February 2, 2025, there were 34 licensed locations, including ten in the United Arab Emirates, eight in Saudi Arabia, seven in Israel, four in Qatar, four in Kuwait, and one in Bahrain. On September 10, 2024, we acquired the lululemon branded retail locations and operations run by a third party in Mexico. We had previously granted the third party the right to operate retail locations and to sell lululemon products in Mexico. Please refer to Note 6. Acquisition for further information.
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
On July 12, 2024, lululemon and its subsidiary, lululemon usa inc., were named as defendants in a putative consumer class action (Gyani v. Lululemon Athletica Inc., et al., No. 1:24-cv-22651-BB) in the United States District Court for the Southern District of Florida. On September 16, 2024, plaintiffs filed an amended complaint, asserting claims under the Florida Deceptive and Unfair Trade Practices Act, New York General Business Law, California Consumer Legal Remedies Act, California Unfair Competition Law, and for unjust enrichment based on statements by the Company relating to the sustainability and environmental impact of the Company's products and actions during the period October 28, 2020 to present. The amended complaint seeks monetary damages, as well as non-monetary relief such as an injunction to end the alleged unlawful practices. lululemon moved to dismiss the amended complaint, and on February 19, 2025, the Court granted lululemon's motion in full, dismissing the action without prejudice and without leave to amend.
On August 8, 2024, lululemon athletica inc. and certain officers of the Company were named as defendants in a purported securities class action (Patel v. Lululemon Athletica Inc., et al., No. 1:24-cv-06033) in the United States District Court for the Southern District of New York. On March 10, 2025, plaintiffs filed an amended complaint, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements and omissions by Defendants during the period December 8, 2023 to July 24, 2024 relating to lululemon's business, product offerings, and inventory allocation that plaintiffs allege artificially inflated the Company’s stock price. The amended complaint currently seeks unspecified monetary damages. The Company intends to defend the action vigorously.
On November 4, 2024, November 8, 2024, November 12, 2024, November 18, 2024, and November 20, 2024, stockholder derivative complaints were filed against certain of the Company's officers, and all of the Company's directors as of that date in the United States Court for the Southern District of New York: Bhavsar v. McDonald et al., No. 1:24-cv-08405 (the "Bhavsar Action"); Muszynski v. McDonald et al., No. 1:24-cv-08507 (the "Muszynski Action"); Holtz v. McDonald et al., No. 1:24-cv-08572 (the "Holtz Action"); Wong v. McDonald et al., No. 1:24-cv-08752 (the "Wong Action"); and Kanaly v. McDonald et al, No. 1:24-cv-08839 (the "Kanaly Action," and collectively with the Bhavsar Action, the Muszynski Action, the Holtz Action, and the Wong Action, the "Derivative Actions."). The Kanaly Action additionally names certain of the Company's former directors. The Derivative Actions assert claims for (a) violating Sections 10(b), 14(a) and 20(a) of the Exchange Act, (b) breach of fiduciary duties, and (c) unjust enrichment and waste of corporate assets on allegations substantially similar to the allegations in the securities action complaint. The Bhavsar Action further asserts claims for abuse of control, gross mismanagement, and contribution under Sections 10(b) and 21D of the Exchange Act. The Wong Action also asserts a claim for contribution under Sections 10(b) and 21D of the Exchange Act. The Kanaly Action also asserts claims for gross mismanagement and aiding and abetting breach of fiduciary duty. The Wong Action and the Kanaly Action further bring claims based on allegedly false and misleading public statements and omissions during the period October 28, 2020 to March 21, 2024 relating to lululemon's "IDEA" program. The complaints seek monetary damages, equitable relief, and attorneys' fees and costs on behalf of the Company, as well as an order directing certain governance reforms.

Note 22. Supplemental Cash Flow Information

	2024	2023	2022
	(In thousands)
Cash paid for income taxes	$579,178	$824,213	$502,136
Cash paid for amounts included in the measurement of lease liabilities	378,250	288,934	242,758
Leased assets obtained in exchange for new operating lease liabilities	503,858	586,926	450,787
Interest paid	478	234	116
Note 23. Segmented Information
The Company's segments are based on the financial information the CODM, who is the Chief Executive Officer, uses to evaluate performance and allocate resources. The CODM approves the annual budget on a segment level, and regularly assesses the performance of the Company's segments using key financial metrics, including net revenue and segmented income from operations.
The Company reports three segments: Americas, China Mainland, and Rest of World, which is comprised of its non-significant operating segments APAC and EMEA reported on a combined basis. The Company does not report capital expenditures and assets by segment as that information is not reviewed by the CODM.

	2024
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$7,928,156	$1,361,337	$1,298,633	$10,588,126	$—	$10,588,126
Product costs(2)	2,336,251	324,237	364,906	3,025,394	—	3,025,394
Other cost of sales(2)	641,699	198,373	217,536	1,057,608	234,313	1,291,921
Selling, general and administrative expenses	1,934,649	328,868	401,245	2,664,762	1,097,617	3,762,379
Amortization of intangible assets	—	—	—	—	2,735	2,735
Income from operations	$3,015,557	$509,859	$314,946	$3,840,362	$(1,334,665)	$2,505,697
Other income (expense), net						70,380
Income before income tax expense						$2,576,077

Supplemental information:
Depreciation and amortization(3)	$204,922	$33,206	$30,872	$269,000	$177,524	$446,524

	2023
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$7,631,647	$963,760	$1,023,871	$9,619,278	$—	$9,619,278
Product costs(2)	2,283,490	241,663	316,542	2,841,695	23,709	2,865,404
Other cost of sales(2)	576,810	154,136	171,992	902,938	241,531	1,144,469
Selling, general and administrative expenses	1,834,163	230,645	333,505	2,398,313	998,905	3,397,218
Impairment of assets and restructuring costs	—	—	—	—	74,501	74,501
Amortization of intangible assets	—	—	—	—	5,010	5,010
Income from operations	$2,937,184	$337,316	$201,832	$3,476,332	$(1,343,656)	$2,132,676
Other income (expense), net						43,059
Income before income tax expense						$2,175,735

Supplemental information:
Depreciation and amortization(3)	$170,417	$25,746	$23,644	$219,807	$159,577	$379,384

	2022
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$6,817,454	$576,503	$716,561	$8,110,518	$—	$8,110,518
Product costs(2)	2,236,509	134,810	235,084	2,606,403	62,928	2,669,331
Other cost of sales(2)	501,331	101,825	136,326	739,482	209,365	948,847
Selling, general and administrative expenses	1,575,874	143,003	241,947	1,960,824	796,623	2,757,447
Impairment of goodwill and other assets	—	—	—	—	407,913	407,913
Amortization of intangible assets	—	—	—	—	8,752	8,752
Gain on disposal of assets	—	—	—	—	(10,180)	(10,180)
Income from operations	$2,503,740	$196,865	$103,204	$2,803,809	$(1,475,401)	$1,328,408
Other income (expense), net						4,163
Income before income tax expense						$1,332,571

Supplemental information:
Depreciation and amortization(3)	$137,260	$17,842	$19,346	$174,448	$117,343	$291,791
__________
(1)Corporate includes centrally managed support functions including product design, raw material development, product innovation, sourcing, supply chain, and global merchandising which are included in other cost of sales. Administrative corporate expenses include technology, brand and marketing, finance, human resources, legal, and other head office costs. An inventory obsolescence provision in relation to lululemon Studio of $23.7 million and $62.9 million in 2023 and 2022, respectively, is included within product costs.
(2)Please refer to Note 2. Summary of Significant Accounting Policies "Cost of goods sold" for a definition of product costs and other cost of sales.
(3)The amounts of depreciation and amortization disclosed by reportable segment are included within other cost of sales and selling, general and administrative expenses.

Long-lived assets, including property and equipment, net and right-of-use lease assets, by geographic area as of February 2, 2025 and January 28, 2024 were as follows:

	February 2, 2025	January 28, 2024
	(In thousands)
United States	$1,788,554	$1,597,318
Canada	675,048	671,622
People's Republic of China	326,621	284,575
Other geographic areas	406,650	257,906
	$3,196,873	$2,811,421

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

	2024	2023	2022
	(In thousands)
United States	$6,483,183	$6,346,392	$5,654,343
Canada	1,411,673	1,285,255	1,163,111
Mexico	33,300	—	—
Americas	7,928,156	7,631,647	6,817,454

China Mainland	1,361,337	963,760	576,503
Hong Kong SAR, Taiwan, and Macau SAR	180,092	170,533	105,130
People's Republic of China	1,541,429	1,134,293	681,633

Other geographic areas	1,118,541	853,338	611,431
	$10,588,126	$9,619,278	$8,110,518
The following table disaggregates the Company's net revenue by category. Other categories is primarily composed of accessories, footwear, and lululemon Studio.

	2024	2023	2022
	(In thousands)
Women's product	$6,692,630	$6,147,372	$5,259,803
Men's product	2,558,380	2,252,753	1,956,602
Other categories	1,337,116	1,219,153	894,113
	$10,588,126	$9,619,278	$8,110,518
The following table disaggregates the Company's net revenue by channel.

	2024	2023	2022
	(In thousands)
Company-operated stores	$5,007,872	$4,410,956	$3,648,127
E-commerce	4,570,446	4,311,110	3,699,791
Other channels	1,009,808	897,212	762,600
	$10,588,126	$9,619,278	$8,110,518
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
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of February 2, 2025.
The effectiveness of our internal control over financial reporting as of February 2, 2025 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the fourth quarter of 2024, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
Departure of Director
On March 25, 2025, Michael Casey notified us of his resignation as a director of lululemon and from all committees of our board of directors, effective June 12, 2025. Mr. Casey's decision to resign is not the result of any disagreement with us.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted an insider trading policy, which governs the purchase, sale, and other dispositions of lululemon securities by our board of directors, officers, and other employees of lululemon or our subsidiaries, as well as members of their immediate families and households. It also applies to consultants or contractors who provide services to lululemon. We also follow guidelines for our stock repurchase programs. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to lululemon. The foregoing summary does not purport to be a complete description of our insider trading policy and is qualified in its entirety by reference to the full text of the lululemon Insider Trading Policy, a copy of which is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The remaining information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders under the captions "Election of Directors," "Executive Officers," and "Corporate Governance," and, to the extent necessary, under the caption "Delinquent Section 16(a) Reports."
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2025 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2025 Proxy Statement under the caption "Principal Shareholders and Share Ownership by Management."
Equity Compensation Plan Information (as of February 2, 2025)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	1,265,619	$314.27	7,754,029
Equity compensation plans not approved by stockholders	—	—	—
Total	1,265,619	$314.27	7,754,029
__________
(1)This amount represents the following: (a) 849,003 shares subject to outstanding options, (b) 177,329 shares subject to outstanding performance-based restricted stock units, and (c) 239,287 shares subject to outstanding restricted stock units. The options, performance-based restricted stock units, and restricted stock units are all under our 2023 Equity Incentive Plan. Restricted shares outstanding under our 2023 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.

(2)The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.
(3)This includes (a) 3,483,657 shares of our common stock available for future issuance under our 2023 Equity Incentive Plan and (b) 4,270,372 shares of our common stock available for future issuance under our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2023 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2023 Equity Incentive Plan but shares that are withheld in satisfaction of tax withholding obligations for full value awards are not again available for issuance. No further awards may be issued under the predecessor plan, our 2014 Equity Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2025 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2025 Proxy Statement under the caption "Fees for Professional Services."

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

3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Restated Certificate of Incorporation of lululemon athletica inc.		10-K	3.1	001-33608	3/21/2024

3.2	Bylaws of lululemon athletica inc.		10-K	3.5	001-33608	3/28/2023

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-3	4.1	333-185899	1/7/2013

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934		10-K	4.2	001-33608	3/26/2020

10.1*	lululemon athletica inc. 2023 Equity Incentive Plan		10-K	10.1	001-33608	3/21/2024

10.2*	Form of Non-Qualified Stock Option Agreement		8-K	10.2	001-33608	6/13/2023

10.3*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement		8-K	10.3	001-33608	6/13/2023

10.4*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement		8-K	10.4	001-33608	6/13/2023

10.5*	Form of Restricted Stock Award Agreement		8-K	10.5	001-33608	6/13/2023

10.6*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.7	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.8	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.9	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.10	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.11	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.12*	Outside Director Compensation Plan		10-K	10.12	001-33608	3/21/2024

10.13*	Executive Bonus Plan		8-K	10.1	001-33608	3/29/2022

10.14*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.1	001-33608	6/5/2024

10.15*	Executive Employment Agreement, effective as of December 5, 2016, between lululemon athletica canada inc. and Celeste Burgoyne		10-K	10.23	001-33608	3/29/2017

10.16*	Amendment to Executive Employment Agreement, effective October 27, 2020, between lululemon athletica canada inc. and Celeste Burgoyne		10-Q	10.1	001-33608	12/10/2020

10.17*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.18*	Executive Employment Agreement, effective as of November 23, 2020, between lululemon athletica inc. and Meghan Frank		10-Q	10.2	001-33608	12/10/2020

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.19*	Executive Employment Agreement, effective September 20, 2021, between lululemon athletica inc. and Nicole Neuburger		10-Q	10.1	001-33608	12/09/2021

10.20*	Executive Employment Agreement, effective as of January 4, 2021, between lululemon athletica UK ltd. and Andre Maestrini		10-K	10.22	001-33608	3/30/2021

10.21	Credit Agreement, dated December 14, 2021, among lululemon athletica inc., lululemon athletica canada inc., Lulu Canadian Holding, Inc. and lululemon usa inc., as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, HSBC Bank Canada, as syndication agent and letter of credit issuer, BOFA Securities, Inc., as sustainability coordinator, and the other lenders party thereto.		8-K	10.1	001-33608	12/17/2021

10.22	Credit Agreement Assignment and Assumption		10-Q	10.1	001-33608	8/29/2024

10.23	Amendment No.2 to the Credit Agreement between lululemon athletica inc., a Delaware corporation, and Bank of America, N.A., as administrative agent for the lenders parties to the Credit Agreement		10-Q	10.2	001-33608	8/29/2024

19.1	Insider Trading Policy	X

21.1	Significant subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Policy for Recovery of Erroneously Awarded Incentive-Based Compensation		8-K	10.1	001-33608	6/13/2023

101	The following financial statements from the Company's 10-K for the fiscal year ended February 2, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ CALVIN MCDONALD
Calvin McDonald
Chief Executive Officer
(principal executive officer)
Date:	March 27, 2025
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CALVIN MCDONALD	Chief Executive Officer and Director	March 27, 2025
Calvin McDonald	(principal executive officer)

/s/ MEGHAN FRANK	Chief Financial Officer	March 27, 2025
Meghan Frank	(principal financial and accounting officer)

/s/ MARTHA A.M. MORFITT	Director, Board Chair	March 27, 2025
Martha A.M. Morfitt

/s/ MICHAEL CASEY	Director	March 27, 2025
Michael Casey

/s/ SHANE GRANT	Director	March 27, 2025
Shane Grant

/s/ KATHRYN HENRY	Director	March 27, 2025
Kathryn Henry

/s/ TERI LIST	Director	March 27, 2025
Teri List

/s/ ALISON LOEHNIS	Director	March 27, 2025
Alison Loehnis

/s/ ISABEL MAHE	Director	March 27, 2025
Isabel Mahe

/s/ JON MCNEILL	Director	March 27, 2025
Jon McNeill

/s/ DAVID M. MUSSAFER	Director	March 27, 2025
David M. Mussafer

/s/ EMILY WHITE	Director	March 27, 2025
Emily White