Form 10-Q
period 2025-05-04
lululemon athletica inc.
filed 2025-06-05
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 30, 2025, there were 114,729,430 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of May 30, 2025, (1) there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock; (2) there were outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	May 4, 2025	February 2, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,325,272	$1,984,336
Accounts receivable, net	141,241	120,173
Inventories	1,652,091	1,442,081
Prepaid and receivable income taxes	230,280	182,253
Prepaid expenses and other current assets	233,633	251,459
	3,582,517	3,980,302
Property and equipment, net	1,846,609	1,780,617
Right-of-use lease assets	1,549,401	1,416,256
Goodwill	167,359	159,518
Intangible assets, net	10,642	11,673
Deferred income tax assets	17,598	17,085
Other non-current assets	256,417	237,841
	$7,430,543	$7,603,292
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$303,975	$271,406
Accrued liabilities and other	506,996	559,463
Accrued compensation and related expenses	144,222	204,543
Current lease liabilities	281,837	275,154
Current income taxes payable	31,276	183,126
Unredeemed gift card liability	271,076	308,352
Other current liabilities	33,003	37,586
	1,572,385	1,839,630
Non-current lease liabilities	1,424,945	1,300,637
Deferred income tax liabilities	98,189	98,188
Other non-current liabilities	45,454	40,790
	3,140,973	3,279,245
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 114,909 and 116,166 issued and outstanding	574	581
Additional paid-in capital	632,564	638,190
Retained earnings	3,993,154	4,109,717
Accumulated other comprehensive loss	(336,722)	(424,441)
	4,289,570	4,324,047
	$7,430,543	$7,603,292
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended
	May 4, 2025	April 28, 2024
Net revenue	$2,370,660	$2,208,891
Cost of goods sold	987,534	933,823
Gross profit	1,383,126	1,275,068
Selling, general and administrative expenses	942,871	842,426
Amortization of intangible assets	1,630	—
Income from operations	438,625	432,642
Other income (expense), net	11,786	23,283
Income before income tax expense	450,411	455,925
Income tax expense	135,839	134,504
Net income	$314,572	$321,421

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$169,772	$(44,305)
Net investment hedge gains (losses)	(82,053)	13,481
Other comprehensive income (loss), net of tax	$87,719	$(30,824)
Comprehensive income	$402,291	$290,597

Basic earnings per share	$2.61	$2.55
Diluted earnings per share	$2.60	$2.54
Basic weighted-average number of shares outstanding	120,632	125,989
Diluted weighted-average number of shares outstanding	120,843	126,336
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended May 4, 2025
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 2, 2025	5,116	5,116	$—	116,166	$581	$638,190	$4,109,717	$(424,441)	$4,324,047
Net income							314,572		314,572
Other comprehensive income (loss), net of tax								87,719	87,719
Stock-based compensation expense						23,091			23,091
Common stock issued upon settlement of stock-based compensation				195	—	221			221
Shares withheld related to net share settlement of stock-based compensation				(89)	—	(25,641)			(25,641)
Repurchase of common stock, including excise tax				(1,363)	(7)	(3,297)	(431,135)		(434,439)
Balance as of May 4, 2025	5,116	5,116	$—	114,909	$574	$632,564	$3,993,154	$(336,722)	$4,289,570

	Quarter Ended April 28, 2024
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 28, 2024	5,116	5,116	$—	121,106	$606	$575,369	$3,920,362	$(264,256)	$4,232,081
Net income							321,421		321,421
Other comprehensive income (loss), net of tax								(30,824)	(30,824)
Stock-based compensation expense						25,758			25,758
Common stock issued upon settlement of stock-based compensation				200	—	3,393			3,393
Shares withheld related to net share settlement of stock-based compensation				(85)	—	(32,542)			(32,542)
Repurchase of common stock, including excise tax				(751)	(4)	(1,692)	(297,783)		(299,479)
Balance as of April 28, 2024	5,116	5,116	$—	120,470	$602	$570,286	$3,944,000	$(295,080)	$4,219,808
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Quarter Ended
	May 4, 2025	April 28, 2024
Cash flows from operating activities
Net income	$314,572	$321,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,529	95,759
Stock-based compensation expense	23,091	25,758
Settlement of derivatives not designated in a hedging relationship	(47,520)	(316)
Changes in operating assets and liabilities:
Accounts receivable	(18,504)	(2,624)
Inventories	(174,319)	(36,425)
Prepaid and receivable income taxes	(48,027)	(10,104)
Prepaid expenses and other current assets	22,676	(19,908)
Other non-current assets	(13,524)	(17,969)
Accounts payable	22,489	(82,366)
Accrued liabilities and other	(42,971)	37,534
Accrued compensation and related expenses	(65,635)	(190,513)
Current and non-current income taxes payable	(160,295)	41,116
Unredeemed gift card liability	(40,665)	(37,172)
Right-of-use lease assets and current and non-current lease liabilities	(2,924)	1,097
Other current and non-current liabilities	(1,927)	2,236
Net cash (used in) provided by operating activities	(118,954)	127,524
Cash flows from investing activities
Purchase of property and equipment	(152,263)	(130,681)
Settlement of net investment hedges	48,671	(856)
Other investing activities	(3,250)	—
Net cash used in investing activities	(106,842)	(131,537)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	221	3,393
Taxes paid related to net share settlement of stock-based compensation	(25,641)	(32,542)
Repurchase of common stock	(434,439)	(299,479)
Other financing activities	(8,115)	—
Net cash used in financing activities	(467,974)	(328,628)
Effect of foreign currency exchange rate changes on cash and cash equivalents	34,706	(10,658)
Decrease in cash and cash equivalents	(659,064)	(343,299)
Cash and cash equivalents, beginning of period	$1,984,336	$2,243,971
Cash and cash equivalents, end of period	$1,325,272	$1,900,672
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories. The Company organizes its operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA"). It conducts its business through a number of different channels in each market, including company-operated stores, e-commerce, outlets, temporary locations, wholesale, license and supply arrangements, and a re-commerce program. There were 770 and 767 company-operated stores as of May 4, 2025 and February 2, 2025, respectively.
Basis of presentation
The unaudited interim consolidated financial statements, including the financial position as of May 4, 2025 and the results of operations and cash flows for the periods disclosed, are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 2, 2025 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended February 2, 2025, which are included in Item 8 in the Company's fiscal 2024 Annual Report on Form 10-K filed with the SEC on March 27, 2025. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2024 Annual Report on Form 10-K.
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
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2025 will end on February 1, 2026 and will be a 52-week year. Fiscal 2024 was a 53-week year and ended on February 2, 2025. Fiscal 2025 and fiscal 2024 are referred to as "2025," and "2024," respectively. The first quarter of 2025 and 2024 ended on May 4, 2025 and April 28, 2024, respectively.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Entities will be required to provide disaggregated disclosures for certain income statement expense line items. This amendment is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and will be applied retrospectively for periods presented in the financial statements. The Company is currently evaluating the impact that this new guidance may have on its financial statement disclosures.
Note 3. Revolving Credit Facilities
Americas revolving credit facility
The Company maintains an unsecured revolving credit facility with total commitments of $400.0 million and a maturity date of December 14, 2026. The facility permits prepayment of borrowings and reductions or terminations of commitments at any time without premium or penalty, subject to customary breakage costs.
As of May 4, 2025, the Company had no borrowings outstanding under this facility other than $6.6 million in outstanding letters of credit and guarantee.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of May 4, 2025, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
The Company has an uncommitted and unsecured 300.0 million Chinese Yuan ($41.3 million) revolving credit facility with terms that are reviewed on an annual basis. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($27.5 million) and a guarantee facility of up to 100.0 million Chinese Yuan ($13.8 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of May 4, 2025, the Company was in compliance with the covenants and, there were no borrowings or guarantees outstanding under this facility other than letters of credit of 48.7 million Chinese Yuan ($6.7 million).

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
As of May 4, 2025 and February 2, 2025, $45.2 million and $36.3 million, respectively, were outstanding under the SCF program and presented within accounts payable.
Note 5. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $23.0 million and $25.4 million for the first quarter of 2025 and 2024, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $208.8 million as of May 4, 2025, which is expected to be recognized over a weighted-average period of 2.5 years.
A summary of the balances of the Company's stock-based compensation plans as of May 4, 2025, and changes during the first quarter of 2025, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of February 2, 2025	849	$314.27	177	$371.83	5	$317.86	239	$371.09
Granted	291	283.06	158	311.57	—	—	172	282.93
Exercised/released	6	93.97	100	373.03	—	—	89	375.36
Forfeited/expired	11	358.69	3	365.02	—	—	5	357.15
Balance as of May 4, 2025	1,123	$306.87	232	$330.44	5	$317.86	317	$322.27
Exercisable as of May 4, 2025	546	$284.91
The Company's performance-based restricted stock units ("PSUs") are awarded to eligible employees and entitle the grantee to receive a maximum of two shares of common stock per PSU if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of PSU is based on the closing price of the Company's common stock on the grant date. Expense for PSU is recognized when it is probable that the performance goal will be achieved.
The grant date fair value of the restricted shares and restricted stock units is based on the closing price of the Company's common stock on the grant date.

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first quarter of 2025:

First Quarter
2025
Expected term	4.00 years
Expected volatility	38.70%
Risk-free interest rate	4.00%
Dividend yield	—%
Employee share purchase plan
The Company has an Employee Share Purchase Plan ("ESPP"). Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the first quarter of 2025, there were 35.2 thousand shares purchased. As of May 4, 2025, 4.2 million shares remain authorized to be purchased under the ESPP.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two-year vesting period. The Company's net expense for the defined contribution plans was $6.2 million and $5.8 million in the first quarter of 2025 and 2024, respectively.
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

Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of May 4, 2025 and February 2, 2025, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	May 4, 2025	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$71,080	$71,080	$—	$—	Cash and cash equivalents
Forward currency contract assets	41,046	—	41,046	—	Prepaid expenses and other current assets
Forward currency contract liabilities	42,126	—	42,126	—	Other current liabilities

	February 2, 2025	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$240,918	$240,918	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	76,848	—	76,848	—	Prepaid expenses and other current assets
Forward currency contract liabilities	74,638	—	74,638	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first quarter of 2025.

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
During the first quarter of 2025, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of May 4, 2025, there were derivative assets of $41.0 million and derivative liabilities of $42.1 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	May 4, 2025			February 2, 2025
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,153,000	$—	$38,986	$1,969,000	$74,908	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,411,176	41,046	3,140	2,167,657	1,940	74,638
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$41,046	$42,126		$76,848	$74,638
The forward currency contracts designated as net investment hedges outstanding as of May 4, 2025 mature on different dates between May 2025 and November 2025.
The forward currency contracts not designated in a hedging relationship outstanding as of May 4, 2025 mature on different dates between May 2025 and November 2025.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	First Quarter
	2025	2024
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$(65,223)	$18,137

No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	First Quarter
	2025	2024
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$(73,277)	14,935
Derivatives not designated in a hedging relationship	63,068	(14,327)
Net foreign currency exchange and derivative gains (losses)	$(10,209)	$608
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
Note 8. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	First Quarter
	2025	2024
	(In thousands, except per share amounts)
Net income	$314,572	$321,421
Basic weighted-average number of shares outstanding	$120,632	$125,989
Assumed conversion of dilutive stock options and awards	211	347
Diluted weighted-average number of shares outstanding	120,843	126,336
Basic earnings per share	$2.61	$2.55
Diluted earnings per share	$2.60	$2.54
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have, in effect, the same economic rights and share equally in undistributed net income. For the first quarter of 2025 and 2024, 0.2 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On March 23, 2022, the Company's board of directors approved a stock repurchase program authorizing up to $1.0 billion of common shares, which was fully utilized during the first quarter of 2024.
Subsequently, the board of directors approved a new repurchase program authorizing up to $3.0 billion in aggregate, including $1.0 billion initially authorized on November 29, 2023, and additional $1.0 billion increases on May 29, 2024 and December 3, 2024. This program does not have an expiration date or require a minimum number of shares to be repurchased. Repurchases may be made on the open market at prevailing prices or through privately negotiated transactions, including under plans pursuant to Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and amount of repurchases will depend on market conditions, trading eligibility, and other factors. As of May 4, 2025, the remaining authorized amount available under the program, excluding commissions and excise taxes was $1.1 billion.
During the first quarter of 2025 and 2024, 1.4 million and 0.8 million shares, respectively, were repurchased at a total cost including commissions and excise taxes of $434.4 million and $299.5 million, respectively.
Subsequent to May 4, 2025, and up to May 30, 2025, 0.2 million shares were repurchased at a total cost including commissions and excise taxes of $55.7 million.
Note 9. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	May 4, 2025	February 2, 2025
	(In thousands)
Inventories:
Inventories, at cost	$1,740,318	$1,526,055
Inventory provisions and reserves	(88,227)	(83,974)
	$1,652,091	$1,442,081
Prepaid expenses and other current assets:
Prepaid expenses	$163,683	$147,680
Forward currency contract assets	41,046	76,848
Other current assets	28,904	26,931
	$233,633	$251,459
Property and equipment, net:
Land	$78,277	$74,461
Buildings	28,554	27,655
Leasehold improvements	1,262,739	1,227,247
Furniture and fixtures	184,688	177,651
Computer hardware	207,208	202,479
Computer software	1,364,179	1,274,322
Equipment and vehicles	54,556	51,453
Work in progress	229,636	206,398
Property and equipment, gross	3,409,837	3,241,666
Accumulated depreciation	(1,563,228)	(1,461,049)
	$1,846,609	$1,780,617
Other non-current assets:
Cloud computing arrangement implementation costs	$168,592	$161,759
Security deposits	52,819	44,076
Other	35,006	32,006
	$256,417	$237,841

	May 4, 2025	February 2, 2025
	(In thousands)
Accrued liabilities and other:
Accrued operating expenses	$163,315	$166,745
Forward currency contract liabilities	42,126	74,638
Sales return allowances	61,574	73,892
Accrued freight	47,909	53,121
Accrued duty	70,097	45,400
Accrued digital marketing	28,147	45,392
Accrued capital expenditures	26,264	36,690
Accrued rent	18,803	17,962
Sales tax collected	22,033	16,967
Other	26,728	28,656
	$506,996	$559,463
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

	First Quarter 2025
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$1,674,558	$368,101	$328,001	$2,370,660	$—	$2,370,660
Product costs(2)	480,820	81,815	90,264	652,899	—	652,899
Other cost of sales(2)	156,647	50,273	58,471	265,391	69,244	334,635
Selling, general and administrative expenses	447,760	82,378	106,410	636,548	306,323	942,871
Amortization of intangible assets	—	—	—	—	1,630	1,630
Income from operations	$589,331	$153,635	$72,856	$815,822	$(377,197)	$438,625
Other income (expense), net						11,786
Income before income tax expense						$450,411

Supplemental information:
Depreciation and amortization(3)	$51,441	$8,576	$8,712	$68,729	$45,800	$114,529

	First Quarter 2024
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$1,622,264	$303,786	$282,841	$2,208,891	$—	$2,208,891
Product costs(2)	482,295	68,675	80,074	631,044	—	631,044
Other cost of sales(2)	147,177	47,508	47,742	242,427	60,352	302,779
Selling, general and administrative expenses	427,952	67,825	88,344	584,121	258,305	842,426
Income from operations	$564,840	$119,778	$66,681	$751,299	$(318,657)	$432,642
Other income (expense), net						23,283
Income before income tax expense						$455,925

Supplemental information:
Depreciation and amortization(3)	$44,326	$8,025	$6,506	$58,857	$36,902	$95,759
__________
(1)Corporate includes centrally managed support functions including product design, raw material development, product innovation, sourcing, supply chain, and global merchandising which are included in other cost of sales. Administrative corporate expenses include technology, brand and marketing, finance, human resources, legal, and other head office costs.
(2)Cost of goods sold is made up of product costs and other cost of sales. Product costs include the cost of purchased merchandise, costs incurred to deliver inventory to the Company's distribution centers, shrink and inventory provision expenses, the cost of digital content subscription services, and hemming costs. Other cost of sales includes occupancy and depreciation expense for company-operated stores, distribution center costs, and product department costs.
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

	First Quarter
	2025	2024
	(In thousands)
United States	$1,362,524	$1,340,400
Canada	292,820	281,864
Mexico	19,214	—
Americas	1,674,558	1,622,264

China Mainland	368,101	303,786
Hong Kong SAR, Taiwan, and Macau SAR	44,104	42,264
People's Republic of China	412,205	346,050

Other geographic areas	283,897	240,577
	$2,370,660	$2,208,891
The following table disaggregates the Company's net revenue by category. Accessories and other categories is primarily composed of accessories, footwear, and lululemon Studio.

	First Quarter
	2025	2024
	(In thousands)
Women's apparel	$1,535,172	$1,435,241
Men's apparel	544,788	505,698
Accessories and other categories	290,700	267,952
	$2,370,660	$2,208,891
The following table disaggregates the Company's net revenue by channel.

	First Quarter
	2025	2024
	(In thousands)
Company-operated stores	$1,153,107	$1,070,525
E-commerce	960,890	905,787
Other channels	256,663	232,579
	$2,370,660	$2,208,891
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

On August 8, 2024, lululemon athletica inc. and certain officers of the Company were named as defendants in a purported securities class action (Patel v. Lululemon Athletica Inc., et al., No. 1:24-cv-06033) in the United States District Court for the Southern District of New York. On March 10, 2025, plaintiffs filed an amended complaint, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements and omissions by defendants during the period December 8, 2023 to July 24, 2024 relating to lululemon's business, product offerings, and inventory allocation that plaintiffs allege artificially inflated the Company’s stock price. The amended complaint currently seeks unspecified monetary damages. On May 19, 2025, defendants moved to dismiss the amended complaint. The Company intends to defend the action vigorously.
Since November 4, 2024, six stockholder derivative complaints have been filed in the United States Court for the Southern District of New York: Bhavsar v. McDonald et al., No. 1:24-cv-08405; Muszynski v. McDonald et al., No. 1:24-cv-08507; Holtz v. McDonald et al., No. 1:24-cv-08572; Wong v. McDonald et al., No. 1:24-cv-08752; Kanaly v. McDonald et al., No. 1:24-cv-08839; and Wasserman v. McDonald et al., No. 1:25-cv-02793 (collectively, the "Derivative Actions."). The complaints in the Derivative Actions are generally based on the same allegations alleged in the securities action complaint and assert claims against certain of the Company’s current and former directors and officers for, among other things, alleged breaches of fiduciary duty and violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act. Certain of the Derivative Actions also assert claims based on alleged false and misleading statements during the period October 28, 2020 to April 25, 2024 relating to the Company’s "IDEA" program. The complaints seek, among other things, monetary damages and equitable relief on behalf of the Company, as well as an award of attorneys’ fees and costs. On May 15, 2025, plaintiff in Bhavsar v. McDonald et al. voluntarily dismissed the complaint and that action has been terminated.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited interim consolidated financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and MD&A in our Annual Report on Form 10-K for fiscal 2024.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our financial condition, results of operations, business strategies, growth opportunities, market trends, and future performance. Forward-looking statements can often be identified by words such as "may," "will," "expects," "plans," "anticipates," "believes," "estimates," "intends," and similar expressions.
These forward-looking statements are based on our current expectations and assumptions, are subject to risks and uncertainties, and may differ materially from actual results due to various factors, including those described under "Risk Factors" and elsewhere in this report. We undertake no obligation to update any forward-looking statements, except as required by applicable law.
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2025 will end on February 1, 2026 and will be a 52-week year. Fiscal 2024 was a 53-week year and ended on February 2, 2025. Fiscal 2025 and fiscal 2024 are referred to as "2025," and "2024," respectively. The first quarter of 2025 and 2024 ended on May 4, 2025 and April 28, 2024, respectively.
Components of this MD&A include:
•Overview
•Financial Highlights and Market Conditions and Trends
•Quarter-to-Date Results of Operations
•Comparable Sales
•Non-GAAP Financial Measures
•Seasonality
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Operating Locations
We use comparable sales as a metric to evaluate the performance of our business. Due to the 53rd week in 2024, comparable sales are calculated on a one week shifted basis such that the 13 weeks ended May 4, 2025 is compared to the 13 weeks ended May 5, 2024 rather than April 28, 2024. Refer to the Comparable Sales section of this MD&A for further information.

We provide constant dollar changes, which is a non-GAAP financial measure, as supplemental information to help investors understand the underlying growth rate of net revenue excluding the impact of changes in foreign currency exchange rates. Refer to the Non-GAAP Financial Measures section of this MD&A for reconciliations between the non-GAAP financial measures and the most directly comparable measures calculated in accordance with GAAP.
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
Financial Highlights
The summary below compares the first quarter of 2025 to the first quarter of 2024:
•Net revenue increased 7% to $2.4 billion. On a constant dollar basis, net revenue increased 8%.
•Comparable sales increased 1%.
–Americas comparable sales decreased 2%, or 1% on a constant dollar basis.
–China Mainland comparable sales increased 7%, or 8% on a constant dollar basis.
–Rest of World comparable sales increased 6%, or 7% on a constant dollar basis.
•Gross profit increased 8% to $1.4 billion.
•Gross margin increased 60 basis points to 58.3%.
•Income from operations increased 1% to $438.6 million.
•Operating margin decreased 110 basis points to 18.5%.
•Income tax expense increased 1% to $135.8 million. Our effective tax rate for the first quarter of 2025 was 30.2% compared to 29.5% for the first quarter of 2024.
•Diluted earnings per share were $2.60 compared to $2.54 in the first quarter of 2024.
Market Conditions and Trends
Our business continues to be negatively influenced by macroeconomic conditions, including consumer demand, trade policies, inflation, and foreign currency fluctuations. These factors have had varying effects across our markets and are expected to remain relevant throughout 2025.
While total net revenue increased across all regions in the first quarter of 2025, comparable sales in the Americas decreased 2%, or 1% on a constant dollar basis. We experienced lower store traffic in the Americas, partially reflective of economic uncertainty, inflationary pressures, lower consumer confidence, and changes in discretionary spending.

Recently imposed tariffs on products imported into the United States, along with trade actions by other countries, may adversely affect our business. As a result of the tariffs imposed since April 2025, the cost of inventory in the United States has increased, which could lead to a significant reduction in gross margin and income from operations. Additionally, higher tariffs may lead to macroeconomic volatility, both in the United States and globally, potentially affecting consumer demand. We are taking steps to mitigate some of the financial impact from higher tariffs, which may include sourcing optimization, vendor negotiations, cost reductions, and selective price increases.
Foreign currency fluctuations negatively impacted our financial results during the first quarter of 2025, reducing net revenue growth by $21.3 million compared to the first quarter of 2024, primarily due to the overall appreciation of the US dollar. We expect ongoing exchange rate volatility to continue affecting our financial results.
Quarter-to-Date Results of Operations: First Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Quarter
	2025	2024	2025	2024
	(In thousands)		(Percentage of net revenue)
Net revenue	$2,370,660	$2,208,891	100.0%	100.0%
Cost of goods sold	987,534	933,823	41.7	42.3
Gross profit	1,383,126	1,275,068	58.3	57.7
Selling, general and administrative expenses	942,871	842,426	39.8	38.1
Amortization of intangible assets	1,630	—	0.1	—
Income from operations	438,625	432,642	18.5	19.6
Other income (expense), net	11,786	23,283	0.5	1.1
Income before income tax expense	450,411	455,925	19.0	20.6
Income tax expense	135,839	134,504	5.7	6.1
Net income	$314,572	$321,421	13.3%	14.6%
Net Revenue

	First Quarter
	2025	2024	2025	2024	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$1,674,558	$1,622,264	70.6%	73.4%	$52,294	3%	4%
China Mainland	368,101	303,786	15.5	13.8	64,315	21%	22%
Rest of World	328,001	282,841	13.8	12.8	45,160	16%	17%
Net revenue	$2,370,660	$2,208,891	100.0%	100.0%	$161,769	7%	8%
The increase in net revenue was primarily due to increased China Mainland net revenue. Americas and Rest of World net revenue also increased and global comparable sales increased 1%.

Gross Profit

	First Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,383,126	$1,275,068	$108,058	8.5%

Gross margin	58.3%	57.7%	60 basis points
The increase in gross margin was primarily the result of a net increase in product margin of 110 basis points, comprised of:
•a net increase of 130 basis points from lower product costs and higher average unit retail, as well as lower damages, partially offset by higher freight costs; and
•an unfavorable impact of foreign currency exchange rates of 20 basis points.
The increase in product margin was partially offset by a net increase in other cost of sales as a percentage of net revenue of 50 basis points, comprised of:
•an increase in occupancy and depreciation costs of 30 basis points; and
•an increase in costs related to our product departments of 20 basis points.
Selling, General and Administrative Expenses

	First Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$942,871	$842,426	$100,445	11.9%

Selling, general and administrative expenses as a % of net revenue	39.8%	38.1%	170 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in head office costs of $51.6 million, comprised of:
–an increase in employee costs of $11.5 million primarily due to increased salaries and wages expense;
–an increase in technology costs, including cloud computing amortization, of $11.0 million;
–an increase in contractor, advisory, and professional services of $8.9 million;
–an increase in brand and community costs of $8.8 million;
–an increase in depreciation of $7.3 million; and
–an increase in other head office costs of $4.1 million.
•an increase in costs related to our operating channels of $38.1 million, comprised of:
–an increase in employee costs of $25.4 million primarily due to increased salaries and wages expense for retail employees;
–an increase in other operating costs of $9.5 million primarily due to increased depreciation and occupancy costs;
–an increase in digital marketing costs of $9.4 million; and
–an increase in technology costs of $2.6 million.

The increase in costs related to our operating channels was partially offset by a decrease in variable costs of $8.8 million primarily due to decreased distribution cost rates, partially offset by increased credit card fees as a result of higher net revenue.
•an increase in net foreign currency exchange and derivative revaluation losses of $10.8 million.
Amortization of Intangible Assets

	First Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$1,630	$—	$1,630	n/a
The amortization of intangible assets in 2025 was primarily the result of the amortization of intangible assets recognized upon the acquisition of the Mexico operations.
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
Americas

	First Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$1,674,558	$1,622,264	$52,294	3.2%
Product costs	480,820	482,295	(1,475)	(0.3)
Other cost of sales	156,647	147,177	9,470	6.4
Gross profit	1,037,091	992,792	44,299	4.5
Selling, general and administrative expenses	447,760	427,952	19,808	4.6
Segmented income from operations	$589,331	$564,840	$24,491	4.3%

Product margin	71.3%	70.3%	100 basis points
Gross margin	61.9%	61.2%	70 basis points
Selling, general and administrative expenses as a % of net revenue	26.7%	26.4%	30 basis points
Segmented income from operations as a % of net revenue	35.2%	34.8%	40 basis points
The increase in Americas net revenue was primarily due to a $57.1 million increase from new or expanded company-operated stores and our other channels. We added 22 net new company-operated stores in the Americas since the first quarter of 2024, including 14 company-operated stores from the acquisition of the Mexico operations. Americas comparable sales decreased 2%, or 1% on a constant dollar basis. The decrease in comparable sales was primarily a result of decreased conversion rates and a decrease in store traffic, partially offset by a higher dollar value per transaction and an increase in e-commerce traffic.
The increase in gross margin was primarily due to higher product margin partially offset by deleverage on occupancy and depreciation costs.
The increase in selling, general and administrative expenses was primarily due to higher employee costs, increased digital marketing expenses, and higher depreciation, partially offset by decreased distribution cost rates.

China Mainland

	First Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$368,101	$303,786	$64,315	21.2%
Product costs	81,815	68,675	13,140	19.1
Other cost of sales	50,273	47,508	2,765	5.8
Gross profit	236,013	187,603	48,410	25.8
Selling, general and administrative expenses	82,378	67,825	14,553	21.5
Segmented income from operations	$153,635	$119,778	$33,857	28.3%

Product margin	77.8%	77.4%	40 basis points
Gross margin	64.1%	61.8%	230 basis points
Selling, general and administrative expenses as a % of net revenue	22.4%	22.3%	10 basis points
Segmented income from operations as a % of net revenue	41.7%	39.4%	230 basis points
The increase in China Mainland net revenue was primarily due to a $38.3 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 27 net new company-operated stores in China Mainland since the first quarter of 2024. The increase in China Mainland net revenue was also driven by an increase in comparable sales, which increased 7%, or 8% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a lower dollar value per transaction.
The increase in gross margin was primarily due to leverage on occupancy costs and depreciation as well as higher product margin.
The increase in selling, general and administrative expenses was primarily due to higher employee costs and increased digital marketing expenses, as well as increased distribution costs and packaging costs driven by higher net revenue.
Rest of World

	First Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$328,001	$282,841	$45,160	16.0%
Product costs	90,264	80,074	10,190	12.7
Other cost of sales	58,471	47,742	10,729	22.5
Gross profit	179,266	155,025	24,241	15.6
Selling, general and administrative expenses	106,410	88,344	18,066	20.4
Segmented income from operations	$72,856	$66,681	$6,175	9.3%

Product margin	72.5%	71.7%	80 basis points
Gross margin	54.7%	54.8%	(10) basis points
Selling, general and administrative expenses as a % of net revenue	32.4%	31.2%	120 basis points
Segmented income from operations as a % of net revenue	22.2%	23.6%	(140) basis points
The increase in Rest of World net revenue was primarily due to a $25.5 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 10 net new company-operated stores in Rest of World since the first quarter of 2024. The increase in Rest of World net revenue was also driven by an increase in comparable sales, which increased 6%, or 7% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic.
The decrease in gross margin was primarily due to higher product margin, partially offset by deleverage on distribution center costs and depreciation costs.
The increase in selling, general and administrative expenses was primarily due to higher employee costs and increased marketing expenses, as well as increased distribution costs and credit card fees driven by higher net revenue.

Corporate
Corporate expenses increased $58.5 million to $377.2 million in the first quarter of 2025 compared to the first quarter of 2024. The net increase was primarily due to higher technology costs, employee costs, professional fees, and depreciation. Corporate expenses also increased due to an increase in net foreign currency exchange and derivative losses of $10.8 million.
Other Income (Expense), Net

	First Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$11,786	$23,283	$(11,497)	(49.4)%
The decrease in other income, net was primarily due to a decrease in interest income as a result of lower average cash balances and lower interest rates.
Income Tax Expense

	First Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$135,839	$134,504	$1,335	1.0%

Effective tax rate	30.2%	29.5%	70 basis points
The increase in the effective tax rate was primarily due to a decrease in tax benefits related to stock-based compensation and an increase in non-deductible expenses in international jurisdictions.
Net Income

	First Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$314,572	$321,421	$(6,849)	(2.1)%
The decrease in net income was primarily due to an increase in selling, general and administrative expenses of $100.4 million, a decrease in other income (expense), net of $11.5 million, and an increase in income tax expense of $1.3 million, partially offset by an increase in gross profit of $108.1 million.
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

Company-operated stores acquired as a result of the acquisition of the Mexico operations will be considered comparable beginning October 2025 after 12 full fiscal months of sales from the date of acquisition. Prior to the acquisition, wholesale sales were made to a third party under a license and supply arrangement.
In fiscal years with 53 weeks, the 53rd week of net revenue is excluded from the calculation of comparable sales. In the year following a 53-week year, the prior year period is shifted by one week to compare similar calendar weeks.
Non-GAAP Financial Measures
We report certain financial metrics on a constant dollar basis, which is a non-GAAP financial measure.
A constant dollar basis assumes the average foreign currency exchange rates for the period remained constant with the average foreign currency exchange rates for the same period of the prior year. We use constant dollar metrics to facilitate comparison of underlying performance excluding the impact of changes in foreign currency exchange rates. Management uses these constant currency metrics internally when reviewing and assessing financial performance.
These non-GAAP financial measures are provided in addition to, and not a substitute for, or with greater prominence than, the corresponding financial measures calculated in accordance with GAAP. A reconciliation of the non-GAAP financial measures follows, which includes more detail on the GAAP financial measure that is most directly comparable to each non-GAAP financial measure, and the related reconciliations between these financial measures. Our non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures reported by other companies.
Constant Dollar Changes
The below changes in net revenue show the change compared to the corresponding period in the prior year. Due to the 53rd week in 2024, the below changes in comparable sales are calculated on a one week shifted basis such that the 13 weeks ended May 4, 2025 is compared to the 13 weeks ended May 5, 2024 rather than April 28, 2024.

	First Quarter 2025
	Change	Foreign exchange changes	Change in constant dollars
Net Revenue
Americas	3%	1%	4%
China Mainland	21	1	22
Rest of World	16	1	17
Total net revenue	7%	1%	8%

Comparable sales(1)
Americas	(2)%	1%	(1)%
China Mainland	7	1	8
Rest of World	6	1	7
Total comparable sales	1%	—%	1%
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
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Quarter
	2025	2024	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$(118,954)	$127,524	$(246,478)
Investing activities	(106,842)	(131,537)	24,695
Financing activities	(467,974)	(328,628)	(139,346)
Effect of foreign currency exchange rate changes on cash and cash equivalents	34,706	(10,658)	45,364
Decrease in cash and cash equivalents	$(659,064)	$(343,299)	$(315,765)
Operating Activities
Net income decreased $6.8 million. The decrease in cash provided by operating activities was primarily as a result of a decrease in cash flows from changes in operating assets and liabilities of $208.5 million, primarily driven by changes in income taxes, inventories, and accrued liabilities, partially offset by changes in accrued compensation, accounts payable, and other assets. The decrease in cash provided by operating activities was also a result of lower cash inflows related to derivatives, partially offset by increased depreciation.
Investing Activities
The decrease in cash used in investing activities was primarily due to the settlement of net investment hedges, partially offset by increased capital expenditures, and an increase in other investing activities. The increase in capital expenditures was primarily due to an increase in supply chain infrastructure, company-operated stores expenditures in North America and e-commerce-related technology systems, partially offset by a decrease in corporate infrastructure capital expenditures.
Financing Activities
The increase in cash used in financing activities was primarily the result of an increase in our stock repurchases. During the first quarter of 2025, we repurchased 1.4 million shares at a total cost including commissions and excise taxes of $434.4 million. During the first quarter of 2024, we repurchased 0.8 million shares at a total cost including commissions and excise taxes of $299.5 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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

The following table includes certain measures of our liquidity:

May 4, 2025
(In thousands)
Cash and cash equivalents	$1,325,272
Working capital(1) excluding cash and cash equivalents	684,860
Capacity under committed revolving credit facility	393,416
_________
(1)Working capital is calculated as current assets of $3.6 billion less current liabilities of $1.6 billion.
We enter into standby letters of credit and guarantee to secure certain of our obligations, including leases, taxes, and duties. As of May 4, 2025, letters of credit and guarantee totaling $13.5 million had been issued, including $6.6 million under our committed revolving credit facility.
Our existing Americas credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026. As of May 4, 2025, no borrowings were outstanding under this facility other than letters of credit and guarantee of $6.6 million. Further information regarding our credit facilities and associated covenants is outlined in Note 3. Revolving Credit Facilities included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of May 4, 2025 was $1.7 billion, an increase of 23% from April 28, 2024.
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
Our critical accounting policies, estimates, and judgements are discussed within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Annual Report on Form 10-K filed with the SEC on March 27, 2025.

Operating Locations
Our company-operated stores by market as of May 4, 2025 and February 2, 2025 are summarized in the table below.

Number of company-operated stores by market	May 4, 2025	February 2, 2025
United States	373	374
Canada	71	71
Mexico	18	17
Americas	462	462

China Mainland	154	151

Australia	33	33
South Korea	20	20
Hong Kong SAR	10	10
Japan	10	10
New Zealand	8	8
Taiwan	8	8
Singapore	7	7
Malaysia	5	5
Thailand	4	4
Macau SAR	2	2
APAC	107	107

United Kingdom	19	19
Germany	9	9
France	6	6
Ireland	4	4
Spain	3	3
Netherlands	2	2
Sweden	2	2
Norway	1	1
Switzerland	1	1
EMEA	47	47

Total company-operated stores	770	767
Retail locations operated by third parties by market as of May 4, 2025 and February 2, 2025 are summarized in the table below.

Number of retail locations operated by third parties by market	May 4, 2025	February 2, 2025
United Arab Emirates	10	10
Saudi Arabia	9	8
Israel	8	7
Kuwait	4	4
Qatar	4	4
Bahrain	1	1
Denmark	1	—
Total locations operated by third parties under license and supply arrangements	37	34

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Translation Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. As a result of the fluctuation in exchange rates compared to the U.S. dollar our revenue was $21.3 million lower in the first quarter of 2025 in comparison to the first quarter of 2024.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income (loss) within stockholders' equity. A significant portion of our net assets are held by our Canadian dollar subsidiary. We enter into forward currency contracts in order to hedge a portion of the foreign currency exposure associated with the translation of our net investment in our Canadian subsidiary. During the first quarter of 2025, the impact to other comprehensive loss of translation of our Canadian subsidiaries was a reduction in the loss of $52.9 million, inclusive of net investment hedge gains.
Transaction Risk. We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. We also hold cash and cash equivalents and other monetary assets in currencies that are different to the functional currency of our subsidiaries. As of May 4, 2025, we had certain forward currency contracts outstanding in order to economically hedge the foreign currency revaluation gains and losses recognized by our foreign subsidiaries, including our Canadian and Chinese subsidiaries, on their monetary assets and liabilities denominated in currencies other than their functional currency.
We perform a sensitivity analysis to determine the market risk exposure associated with the fair values of our forward currency contracts. The net fair value of outstanding derivatives as of May 4, 2025 was a liability of $1.1 million. As of May 4, 2025, a 10% depreciation in the U.S. dollar against the hedged currencies would have resulted in the net fair value of outstanding derivatives depreciating by $21.9 million. The hypothetical change in the fair value of the forward currency contracts would have been substantially offset by a corresponding but directionally opposite change in the underlying hedged items.
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
Interest Rate Risk
Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of May 4, 2025, there were no borrowings outstanding under this facility other than letters of credit and guarantee of $6.6 million. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. As of May 4, 2025, we held cash and cash equivalents of $1.3 billion. Interest generated on cash balances is subject to variability as interest rates increase or decrease.
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
Inflation
Inflationary pressures, such as rising product, transportation, labor and raw material costs, may adversely affect our operating results, particularly if we are unable to increase selling prices or offset higher costs through efficiencies. Inflation could also reduce consumer discretionary spending and negatively impact demand for our products.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of May 4, 2025. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of May 4, 2025, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended May 4, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 12. Legal Proceedings and Other Contingencies included in Item 1 of Part I of this report and in our 2024 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, employment claims, product liability claims, personal injury claims, and similar matters. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our 2024 Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected as a result of any of these risks.
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
We operate an omni-channel retail model and aim to efficiently and effectively serve our guests in the ways most convenient to them. We operate a combination of physical retail locations and e-commerce services via our websites, other region-specific websites, digital marketplaces, and mobile apps. Our physical retail locations remain a key part of our growth strategy and we view them as a valuable tool in helping us build our brand and product line as well as enabling our omni-

channel capabilities. We plan to continue to expand square footage and open new company-operated stores to support our growth objectives. The diversion of sales from our company-operated stores could adversely impact our return on investment and could lead to impairment charges and store closures, including lease exit costs. We could have difficulty in recreating the in-store experience through direct channels. Our failure to successfully integrate our digital and physical channels and respond to these risks might adversely impact our business and results of operations, as well as damage our reputation and brand. In addition, our channels have different operating margins and shifts to diversified distribution channels could negatively impact our overall operating margins and results of operations.
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
The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources or technical sophistication to anticipate, detect, or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, despite taking measures to safeguard our information security and privacy environment from security breaches, our customers and our business could still be exposed to risk. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in artificial intelligence and other computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber-attacks may also have the potential to impact our customers' shopping experience or decrease activity on our websites by making them more difficult to use or requiring website downtime.
Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information, and we may in some cases be held responsible for such incidents under evolving privacy laws. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and damage to our brand and reputation or other harm to our business.
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
We are subject to an evolving cybersecurity and privacy regulatory environment, and failure to comply with new or existing requirements, including new federal cybersecurity incident disclosure obligations, could result in regulatory enforcement and further financial or reputational harm. Our cybersecurity insurance may not cover all losses or liabilities related to cyber-attacks. Furthermore, a sophisticated attack could persist undetected within our systems for an extended period before being discovered, potentially amplifying its impact.
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
(1) PRC includes China Mainland, Hong Kong SAR, Taiwan, and Macau SAR.

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
Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions, tariffs, high levels of unemployment, pandemics, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment. Global economic conditions are uncertain and volatile, due in part to the potential impacts of increasing inflation, the potential impacts of geopolitical uncertainties, and any potential tariffs, sanctions, restrictions or responses to those conditions. For example, we experienced lower store traffic in the Americas, partially reflective of economic uncertainty, inflationary pressures, lower consumer confidence, and changes in discretionary spending in 2025. Additionally, higher tariffs may lead to macroeconomic volatility, both in the United States and globally, potentially affecting consumer demand. Also, the PRC market presents a number of risks, including changes in laws and regulations, currency fluctuations, increased competition, and changes in economic conditions, including the risk of an economic downturn or recession, trade embargoes, restrictions or other barriers, as well as other conditions that may adversely impact consumer spending, any of which could cause us to fail to achieve anticipated growth. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.
Global economic and political conditions could adversely impact our results of operations.
Uncertain or challenging global economic and political conditions could impact our performance, including our ability to successfully expand internationally. Global economic conditions could impact levels of consumer spending in the markets in which we operate, which could impact our sales and profitability. Political unrest, such as the turmoil related to current geopolitical events and the related tariffs, sanctions, restrictions, or other responses, could negatively impact our guests and employees, reduce consumer spending, and adversely impact our business and results of operations.
We may be unable to source and sell our merchandise profitably or at all if new trade restrictions are imposed or existing restrictions become more burdensome.
The United States and the countries in which our products are produced or sold have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. As a result of the tariffs imposed since April 2025, the cost of inventory in the United States has increased, which could lead to a significant reduction in gross margin and income from operations. The results of any audits or related disputes regarding these restrictions or regulations could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, changes to de minimis thresholds, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us, could increase shipping times, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.
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
Risks related to environmental, social, and governance issues
Climate change and related pressures may adversely impact our business, supply chain, and financial results.
We are subject to physical and transitional risks related to climate change, as well as increasing pressure from investors, regulators, and advocacy organizations regarding climate-related disclosures and action. Physical risks, such as rising global temperatures, changing weather patterns, and increasing frequency and severity of extreme weather events, could disrupt our supply chain, increase raw material and production costs (including cotton availability and pricing), and reduce consumer demand or shift purchasing behavior. These changes may also result in water scarcity, energy constraints, and infrastructure damage affecting our facilities, vendors, or logistics. In addition, growing regulatory and stakeholder expectations around climate-related disclosures, targets, and emissions reductions may increase compliance costs and require additional resources. Climate-related regulations vary widely across jurisdictions and are evolving rapidly, creating uncertainty around our obligations. Voluntary alignment with emerging standards or initiatives may also require capital investment or operational adjustments.
We also face increasing scrutiny and conflicting pressure from institutional investors, proxy advisory firms, regulatory agencies, political groups, and other stakeholders. Some advocate for accelerated climate commitments and detailed climate-related financial disclosures, while others have challenged or opposed such actions through litigation, legislative action, or public campaigns. These conflicting expectations and potential enforcement risks, whether from taking action or choosing not to do so, could adversely impact our reputation, operations, investor relationships, or legal risk profile.
We face heightened scrutiny and legal risks from competing pressures regarding our ESG practices and disclosures.
We are increasingly subject to scrutiny from institutional investors, advocacy organizations, and other stakeholders regarding our environmental, social, and governance ("ESG") policies, disclosures, and performance. Some stakeholders advocate for greater transparency and more aggressive ESG-related commitments across areas such as human capital, labor practices, supply chain oversight, and diversity. Others, including advocacy organizations and litigation-focused groups, have criticized ESG-related initiatives and have challenged companies, through lawsuits, regulatory investigations, and public campaigns, for implementing ESG strategies they deem inconsistent with fiduciary duties or legal obligations.
We may face reputational, operational, or legal consequences if our ESG practices or disclosures are perceived as insufficient, inconsistent, misleading, or politically misaligned. We could also incur additional costs to comply with divergent stakeholder expectations and evolving ESG disclosure frameworks, and we may be subject to increased activism, legal exposure, or reputational risk, regardless of whether our ESG practices are expanded or limited in the future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the first quarter of 2025 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 3, 2025 - March 2, 2025	280,015	$383.59	280,015	$1,460,459,876
March 3, 2025 - April 6, 2025	858,823	308.61	858,823	1,195,416,743
April 7, 2025 - May 4, 2025	224,389	258.30	224,389	1,137,456,846
Total	1,363,227		1,363,227
__________
(1)Monthly information is presented by reference to our fiscal periods during our first quarter of 2025.
(2)Our board of directors approved a new repurchase program authorizing up to $3.0 billion in aggregate, including $1.0 billion initially authorized on November 29, 2023, and additional $1.0 billion increases on May 29, 2024 and December 3, 2024. This program does not have an expiration date or require a minimum number of shares to be repurchased. Repurchases may be made on the open market at prevailing prices or through privately negotiated transactions, including under plans pursuant to Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and amount of repurchases will depend on market conditions, trading eligibility, and other factors.
The following table provides information regarding our purchases of shares of our common stock during the first quarter of 2025 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 3, 2025 - March 2, 2025	9,561	$363.59	9,561	4,260,811
March 3, 2025 - April 6, 2025	11,896	297.83	11,896	4,248,915
April 7, 2025 - May 4, 2025	13,755	263.33	13,755	4,235,160
Total	35,212		35,212
_________
(1)Monthly information is presented by reference to our fiscal periods during our first quarter of 2025.
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
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the first quarter of 2025, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: June 5, 2025