Form 10-Q
period 2025-08-03
lululemon athletica inc.
filed 2025-09-04
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 29, 2025, there were 113,468,082 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of August 29, 2025, (1) there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock; (2) there were outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	August 3, 2025	February 2, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,155,794	$1,984,336
Accounts receivable, net	139,258	120,173
Inventories	1,722,570	1,442,081
Prepaid and receivable income taxes	323,227	182,253
Prepaid expenses and other current assets	187,879	251,459
	3,528,728	3,980,302
Property and equipment, net	1,917,361	1,780,617
Right-of-use lease assets	1,605,009	1,416,256
Goodwill	172,907	159,518
Intangible assets, net	9,308	11,673
Deferred income tax assets	21,417	17,085
Other non-current assets	268,709	237,841
	$7,523,439	$7,603,292
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$373,333	$271,406
Accrued liabilities and other	423,933	559,463
Accrued compensation and related expenses	148,895	204,543
Current lease liabilities	297,919	275,154
Current income taxes payable	26,746	183,126
Unredeemed gift card liability	252,334	308,352
Other current liabilities	34,186	37,586
	1,557,346	1,839,630
Non-current lease liabilities	1,464,799	1,300,637
Deferred income tax liabilities	62,400	98,188
Other non-current liabilities	51,615	40,790
	3,136,160	3,279,245
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 113,828 and 116,166 issued and outstanding	570	581
Additional paid-in capital	632,375	638,190
Retained earnings	4,085,559	4,109,717
Accumulated other comprehensive loss	(331,225)	(424,441)
	4,387,279	4,324,047
	$7,523,439	$7,603,292
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net revenue	$2,525,219	$2,371,078	$4,895,879	$4,579,969
Cost of goods sold	1,048,017	958,893	2,035,551	1,892,716
Gross profit	1,477,202	1,412,185	2,860,328	2,687,253
Selling, general and administrative expenses	951,658	871,959	1,894,529	1,714,385
Amortization of intangible assets	1,730	—	3,360	—
Income from operations	523,814	540,226	962,439	972,868
Other income (expense), net	9,737	17,994	21,523	41,277
Income before income tax expense	533,551	558,220	983,962	1,014,145
Income tax expense	162,646	165,298	298,485	299,802
Net income	$370,905	$392,922	$685,477	$714,343

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$4,707	$(25,571)	$174,479	$(69,876)
Net investment hedge gains (losses)	790	10,834	(81,263)	24,315
Other comprehensive income (loss), net of tax	$5,497	$(14,737)	$93,216	$(45,561)
Comprehensive income	$376,402	$378,185	$778,693	$668,782

Basic earnings per share	$3.10	$3.15	$5.71	$5.70
Diluted earnings per share	$3.10	$3.15	$5.70	$5.69
Basic weighted-average number of shares outstanding	119,600	124,721	120,116	125,358
Diluted weighted-average number of shares outstanding	119,680	124,857	120,262	125,600
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended August 3, 2025
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of May 4, 2025	5,116	5,116	$—	114,909	$574	$632,564	$3,993,154	$(336,722)	$4,289,570
Net income							370,905		370,905
Other comprehensive income (loss), net of tax								5,497	5,497
Stock-based compensation expense						(1,844)			(1,844)
Common stock issued upon settlement of stock-based compensation				50	—	5,257			5,257
Shares withheld related to net share settlement of stock-based compensation				(3)	—	(873)			(873)
Repurchase of common stock, including excise tax				(1,128)	(4)	(2,729)	(278,500)		(281,233)
Balance as of August 3, 2025	5,116	5,116	$—	113,828	$570	$632,375	$4,085,559	$(331,225)	$4,387,279

	Quarter Ended July 28, 2024
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of April 28, 2024	5,116	5,116	$—	120,470	$602	$570,286	$3,944,000	$(295,080)	$4,219,808
Net income							392,922		392,922
Other comprehensive income (loss), net of tax								(14,737)	(14,737)
Stock-based compensation expense						21,567			21,567
Common stock issued upon settlement of stock-based compensation				24	—	2,370			2,370
Shares withheld related to net share settlement of stock-based compensation				(2)	—	(829)			(829)
Repurchase of common stock, including excise tax				(1,882)	(9)	(4,238)	(585,209)		(589,456)
Balance as of July 28, 2024	5,116	5,116	$—	118,610	$593	$589,156	$3,751,713	$(309,817)	$4,031,645

	Two Quarters Ended August 3, 2025
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 2, 2025	5,116	5,116	$—	116,166	$581	$638,190	$4,109,717	$(424,441)	$4,324,047
Net income							685,477		685,477
Other comprehensive income (loss), net of tax								93,216	93,216
Stock-based compensation expense						21,247			21,247
Common stock issued upon settlement of stock-based compensation				245	—	5,478			5,478
Shares withheld related to net share settlement of stock-based compensation				(92)	—	(26,514)			(26,514)
Repurchase of common stock, including excise tax				(2,491)	(11)	(6,026)	(709,635)		(715,672)
Balance as of August 3, 2025	5,116	5,116	$—	113,828	$570	$632,375	$4,085,559	$(331,225)	$4,387,279

	Two Quarters Ended July 28, 2024
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 28, 2024	5,116	5,116	$—	121,106	$606	$575,369	$3,920,362	$(264,256)	$4,232,081
Net income							714,343		714,343
Other comprehensive income (loss), net of tax								(45,561)	(45,561)
Stock-based compensation expense						47,325			47,325
Common stock issued upon settlement of stock-based compensation				224	—	5,763			5,763
Shares withheld related to net share settlement of stock-based compensation				(87)	—	(33,371)			(33,371)
Repurchase of common stock, including excise tax				(2,633)	(13)	(5,930)	(882,992)		(888,935)
Balance as of July 28, 2024	5,116	5,116	$—	118,610	$593	$589,156	$3,751,713	$(309,817)	$4,031,645
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Two Quarters Ended
	August 3, 2025	July 28, 2024
Cash flows from operating activities
Net income	$685,477	$714,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,244	199,332
Stock-based compensation expense	21,247	47,325
Settlement of derivatives not designated in a hedging relationship	(11,921)	(12,816)
Changes in operating assets and liabilities:
Accounts receivable	(15,929)	(2,628)
Inventories	(237,903)	(126,076)
Prepaid and receivable income taxes	(140,974)	(28,554)
Prepaid expenses and other current assets	69,037	(13,340)
Other non-current assets	(33,330)	(48,768)
Accounts payable	91,154	(23,683)
Accrued liabilities and other	(131,640)	60,123
Accrued compensation and related expenses	(61,249)	(147,810)
Current and non-current income taxes payable	(165,214)	(8,662)
Unredeemed gift card liability	(59,616)	(54,226)
Right-of-use lease assets and current and non-current lease liabilities	(2,776)	18,878
Other current and non-current liabilities	(30,885)	(2,774)
Net cash provided by operating activities	209,722	570,664
Cash flows from investing activities
Purchase of property and equipment	(330,161)	(275,767)
Settlement of net investment hedges	13,451	14,151
Other investing activities	(3,250)	(5,009)
Net cash used in investing activities	(319,960)	(266,625)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	5,478	5,763
Taxes paid related to net share settlement of stock-based compensation	(26,514)	(33,371)
Repurchase of common stock	(715,672)	(888,935)
Other financing activities	(8,115)	—
Net cash used in financing activities	(744,823)	(916,543)
Effect of foreign currency exchange rate changes on cash and cash equivalents	26,519	(21,355)
Decrease in cash and cash equivalents	(828,542)	(633,859)
Cash and cash equivalents, beginning of period	$1,984,336	$2,243,971
Cash and cash equivalents, end of period	$1,155,794	$1,610,112
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories. The Company organizes its operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA"). It conducts its business through a number of different channels in each market, including company-operated stores, e-commerce, outlets, temporary locations, wholesale, license and supply arrangements, and a re-commerce program. There were 784 and 767 company-operated stores as of August 3, 2025 and February 2, 2025, respectively.
Basis of presentation
The unaudited interim consolidated financial statements, including the financial position as of August 3, 2025 and the results of operations and cash flows for the periods disclosed, are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 2, 2025 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended February 2, 2025, which are included in Item 8 in the Company's fiscal 2024 Annual Report on Form 10-K filed with the SEC on March 27, 2025. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2024 Annual Report on Form 10-K.
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
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2025 will end on February 1, 2026 and will be a 52-week year. Fiscal 2024 was a 53-week year and ended on February 2, 2025. Fiscal 2025 and fiscal 2024 are referred to as "2025," and "2024," respectively. The first two quarters of 2025 and 2024 ended on August 3, 2025 and July 28, 2024, respectively.
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
As of August 3, 2025, the Company had no borrowings outstanding under this facility other than $6.8 million in outstanding letters of credit and guarantee.
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
The Company's financial covenants include maintaining an operating lease adjusted leverage ratio of not greater than 3.25:1.00 and the ratio of consolidated EBITDAR to consolidated interest charges (plus rent) of not less than 2.00:1.00. The credit agreement also contains certain customary representations, warranties, affirmative covenants, and events of default (including, among others, an event of default upon the occurrence of a change of control). If an event of default occurs, the credit agreement may be terminated, and the maturity of any outstanding amounts may be accelerated. As of August 3, 2025, the Company was in compliance with the covenants of the credit facility.
China Mainland revolving credit facility
The Company has an uncommitted and unsecured 300.0 million Chinese Yuan ($41.6 million) revolving credit facility with terms that are reviewed on an annual basis. It is comprised of a revolving loan of up to 200.0 million Chinese Yuan ($27.7 million) and a guarantee facility of up to 100.0 million Chinese Yuan ($13.9 million), or its equivalent in another currency. Loans are available for a period not to exceed 12 months, at an interest rate equal to the loan prime rate plus a spread of 0.5175%. The Company is required to follow certain covenants. As of August 3, 2025, the Company was in compliance with the covenants and, there were no borrowings or guarantees outstanding under this facility other than letters of credit of 52.6 million Chinese Yuan ($7.3 million).

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
As of August 3, 2025 and February 2, 2025, $46.3 million and $36.3 million, respectively, were outstanding under the SCF program and presented within accounts payable.
Note 5. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $21.1 million and $46.7 million for the first two quarters of 2025 and 2024, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $144.2 million as of August 3, 2025, which is expected to be recognized over a weighted-average period of 2.4 years.
A summary of the balances of the Company's stock-based compensation plans as of August 3, 2025, and changes during the first two quarters of 2025, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of February 2, 2025	849	$314.27	177	$371.83	5	$317.86	239	$371.09
Granted	299	282.41	160	310.81	6	252.28	180	281.85
Exercised/released	43	134.57	100	373.03	5	317.86	97	371.56
Forfeited/expired	44	340.51	7	346.90	—	—	20	331.31
Balance as of August 3, 2025	1,061	$311.49	230	$329.71	6	$252.28	302	$320.42
Exercisable as of August 3, 2025	503	$294.65
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

The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first two quarters of 2025:

First Two Quarters
2025
Expected term	4.00 years
Expected volatility	38.70%
Risk-free interest rate	4.00%
Dividend yield	—%
Employee share purchase plan
The Company has an Employee Share Purchase Plan ("ESPP"). Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the second quarter of 2025, there were 42.3 thousand shares purchased. As of August 3, 2025, 4.2 million shares remain authorized to be purchased under the ESPP.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two-year vesting period. The Company's net expense for the defined contribution plans was $12.2 million and $11.1 million in the first two quarters of 2025 and 2024, respectively.
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

Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of August 3, 2025 and February 2, 2025, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	August 3, 2025	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$107,601	$107,601	$—	$—	Cash and cash equivalents
Forward currency contract assets	714	—	714	—	Prepaid expenses and other current assets
Forward currency contract liabilities	4,895	—	4,895	—	Other current liabilities

	February 2, 2025	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$240,918	$240,918	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	76,848	—	76,848	—	Prepaid expenses and other current assets
Forward currency contract liabilities	74,638	—	74,638	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first two quarters of 2025.

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
During the first two quarters of 2025, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of August 3, 2025, there were derivative assets of $0.7 million and derivative liabilities of $4.9 million subject to enforceable netting arrangements.
The notional amounts and fair values of forward currency contracts were as follows:

	August 3, 2025			February 2, 2025
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,209,000	$—	$2,701	$1,969,000	$74,908	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,460,764	714	2,194	2,167,657	1,940	74,638
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$714	$4,895		$76,848	$74,638
The forward currency contracts designated as net investment hedges outstanding as of August 3, 2025 mature on different dates between August 2025 and December 2025.
The forward currency contracts not designated in a hedging relationship outstanding as of August 3, 2025 mature on different dates between August 2025 and December 2025.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Second Quarter		First Two Quarters
	2025	2024	2025	2024
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$1,065	$14,575	$(64,158)	$32,712

No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Second Quarter		First Two Quarters
	2025	2024	2025	2024
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$5,280	$15,836	$(67,998)	$30,771
Derivatives not designated in a hedging relationship	(3,837)	(14,711)	59,231	(29,038)
Net foreign currency exchange and derivative gains (losses)	$1,443	$1,125	$(8,767)	$1,733
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
Note 8. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	Second Quarter		First Two Quarters
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Net income	$370,905	$392,922	$685,477	$714,343
Basic weighted-average number of shares outstanding	$119,600	$124,721	$120,116	$125,358
Assumed conversion of dilutive stock options and awards	80	136	146	242
Diluted weighted-average number of shares outstanding	119,680	124,857	120,262	125,600
Basic earnings per share	$3.10	$3.15	$5.71	$5.70
Diluted earnings per share	$3.10	$3.15	$5.70	$5.69
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have, in effect, the same economic rights and share equally in undistributed net income. For the first two quarters of 2025 and 2024, 0.1 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On March 23, 2022, the Company's board of directors approved a stock repurchase program authorizing up to $1.0 billion of common shares, which was fully utilized during the first quarter of 2024.
Subsequently, the board of directors approved a new repurchase program authorizing up to $3.0 billion in aggregate, including $1.0 billion initially authorized on November 29, 2023, and additional $1.0 billion increases on May 29, 2024 and December 3, 2024. This program does not have an expiration date or require a minimum number of shares to be repurchased. Repurchases may be made on the open market at prevailing prices or through privately negotiated transactions, including under plans pursuant to Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and amount of repurchases will depend on market conditions, trading eligibility, and other factors. As of August 3, 2025, the remaining authorized amount available under the program, excluding commissions and excise taxes was $0.9 billion.
During the first two quarters of 2025 and 2024, 2.5 million and 2.6 million shares, respectively, were repurchased at a total cost including commissions and excise taxes of $715.7 million and $888.9 million, respectively.
Subsequent to August 3, 2025, and up to August 29, 2025, 0.4 million shares were repurchased at a total cost including commissions and excise taxes of $70.5 million.
Note 9. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	August 3, 2025	February 2, 2025
	(In thousands)
Inventories:
Inventories, at cost	$1,823,547	$1,526,055
Inventory provisions and reserves	(100,977)	(83,974)
	$1,722,570	$1,442,081
Prepaid expenses and other current assets:
Prepaid expenses	$162,710	$147,680
Forward currency contract assets	714	76,848
Other current assets	24,455	26,931
	$187,879	$251,459
Property and equipment, net:
Land	$78,421	$74,461
Buildings	28,588	27,655
Leasehold improvements	1,302,612	1,227,247
Furniture and fixtures	187,812	177,651
Computer hardware	212,321	202,479
Computer software	1,419,354	1,274,322
Equipment and vehicles	55,780	51,453
Work in progress	289,926	206,398
Property and equipment, gross	3,574,814	3,241,666
Accumulated depreciation	(1,657,453)	(1,461,049)
	$1,917,361	$1,780,617
Other non-current assets:
Cloud computing arrangement implementation costs	$176,358	$161,759
Security deposits	55,604	44,076
Other	36,747	32,006
	$268,709	$237,841

	August 3, 2025	February 2, 2025
	(In thousands)
Accrued liabilities and other:
Accrued operating expenses	$156,144	$166,745
Forward currency contract liabilities	4,895	74,638
Sales return allowances	50,844	73,892
Accrued freight	38,119	53,121
Accrued duty	56,121	45,400
Accrued digital marketing	28,141	45,392
Accrued capital expenditures	30,176	36,690
Accrued rent	16,519	17,962
Sales tax collected	17,154	16,967
Other	25,820	28,656
	$423,933	$559,463
Note 10. Segmented Information
The Company's segments are based on the financial information the Chief Operating Decision Maker ("CODM"), who is the Chief Executive Officer, uses to evaluate performance and allocate resources. The CODM approves the annual budget on a segment level, and regularly assesses the performance of the Company's segments using key financial metrics, including net revenue and segmented income from operations.
The Company reports three segments: Americas, China Mainland, and Rest of World, which is comprised of its non-significant operating segments APAC and EMEA reported on a combined basis. The Company does not report capital expenditures and assets by segment as that information is not reviewed by the CODM.

	Second Quarter 2025
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$1,758,217	$392,898	$374,104	$2,525,219	$—	$2,525,219
Product costs(2)	515,473	92,219	108,449	716,141	—	716,141
Other cost of sales(2)	158,390	51,139	63,200	272,729	59,147	331,876
Selling, general and administrative expenses	464,960	97,050	121,212	683,222	268,436	951,658
Amortization of intangible assets	—	—	—	—	1,730	1,730
Income from operations	$619,394	$152,490	$81,243	$853,127	$(329,313)	$523,814
Other income (expense), net						9,737
Income before income tax expense						$533,551

Supplemental information:
Depreciation and amortization(3)	$54,499	$8,871	$8,574	$71,944	$47,771	$119,715

	Second Quarter 2024
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$1,741,433	$314,189	$315,456	$2,371,078	$—	$2,371,078
Product costs(2)	493,895	71,547	90,860	656,302	—	656,302
Other cost of sales(2)	150,458	46,084	51,891	248,433	54,158	302,591
Selling, general and administrative expenses	427,653	77,473	98,705	603,831	268,128	871,959
Income from operations	$669,427	$119,085	$74,000	$862,512	$(322,286)	$540,226
Other income (expense), net						17,994
Income before income tax expense						$558,220

Supplemental information:
Depreciation and amortization(3)	$47,824	$7,762	$7,407	$62,993	$40,580	$103,573

	First Two Quarters 2025
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$3,432,775	$760,999	$702,105	$4,895,879	$—	$4,895,879
Product costs(2)	996,293	174,034	198,713	1,369,040	—	1,369,040
Other cost of sales(2)	315,037	101,412	121,671	538,120	128,391	666,511
Selling, general and administrative expenses	912,720	179,428	227,622	1,319,770	574,759	1,894,529
Amortization of intangible assets	—	—	—	—	3,360	3,360
Income from operations	$1,208,725	$306,125	$154,099	$1,668,949	$(706,510)	$962,439
Other income (expense), net						21,523
Income before income tax expense						$983,962

Supplemental information:
Depreciation and amortization(3)	$105,940	$17,447	$17,286	$140,673	$93,571	$234,244

	First Two Quarters 2024
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$3,363,697	$617,975	$598,297	$4,579,969	$—	$4,579,969
Product costs(2)	976,190	140,222	170,934	1,287,346	—	1,287,346
Other cost of sales(2)	297,635	93,592	99,633	490,860	114,510	605,370
Selling, general and administrative expenses	855,605	145,298	187,049	1,187,952	526,433	1,714,385
Income from operations	$1,234,267	$238,863	$140,681	$1,613,811	$(640,943)	$972,868
Other income (expense), net						41,277
Income before income tax expense						$1,014,145

Supplemental information:
Depreciation and amortization(3)	$92,150	$15,787	$13,913	$121,850	$77,482	$199,332
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

	Second Quarter		First Two Quarters
	2025	2024	2025	2024
	(In thousands)
United States	$1,415,002	$1,421,980	$2,777,526	$2,762,380
Canada	321,293	319,453	614,113	601,317
Mexico	21,922	—	41,136	—
Americas	1,758,217	1,741,433	3,432,775	3,363,697

China Mainland	392,898	314,189	760,999	617,975
Hong Kong SAR, Taiwan, and Macau SAR	47,634	42,035	91,738	84,299
People's Republic of China	440,532	356,224	852,737	702,274

Other geographic areas	326,470	273,421	610,367	513,998
	$2,525,219	$2,371,078	$4,895,879	$4,579,969
The following table disaggregates the Company's net revenue by category. Accessories and other categories is primarily composed of accessories, footwear, and lululemon Studio.

	Second Quarter		First Two Quarters
	2025	2024	2025	2024
	(In thousands)
Women's apparel	$1,547,321	$1,476,121	$3,082,493	$2,911,362
Men's apparel	624,598	587,525	1,169,386	1,093,223
Accessories and other categories	353,300	307,432	644,000	575,384
	$2,525,219	$2,371,078	$4,895,879	$4,579,969
The following table disaggregates the Company's net revenue by channel.

	Second Quarter		First Two Quarters
	2025	2024	2025	2024
	(In thousands)
Company-operated stores	$1,254,952	$1,215,613	$2,408,059	$2,286,138
E-commerce	993,093	910,637	1,953,983	1,816,424
Other channels	277,174	244,828	533,837	477,407
	$2,525,219	$2,371,078	$4,895,879	$4,579,969
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
Since November 4, 2024, six stockholder derivative complaints have been filed in the United States Court for the Southern District of New York: Bhavsar v. McDonald et al., No. 1:24-cv-08405; Muszynski v. McDonald et al., No. 1:24-cv-08507; Holtz v. McDonald et al., No. 1:24-cv-08572; Wong v. McDonald et al., No. 1:24-cv-08752; Kanaly v. McDonald et al., No. 1:24-cv-08839; and Wasserman v. McDonald et al., No. 1:25-cv-02793 (collectively, the "Derivative Actions."). The complaints in the Derivative Actions are generally based on the same allegations alleged in the securities action complaint and assert claims against certain of the Company’s current and former directors and officers for, among other things, alleged breaches of fiduciary duty and violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act. Certain of the Derivative Actions also assert claims based on alleged false and misleading statements during the period October 28, 2020 to April 25, 2024 relating to the Company’s "IDEA" program. The complaints seek, among other things, monetary damages and equitable relief on behalf of the Company, as well as an award of attorneys’ fees and costs. On May 15, 2025, plaintiff in Bhavsar v. McDonald et al. voluntarily dismissed the complaint and that action has been terminated. On August 1, 2025, the Derivative Actions were consolidated for all purposes under the caption In re lululemon athletica inc. Stockholder Derivative Litigation, Master File No. 1:24-cv-08507.
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
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2025 will end on February 1, 2026 and will be a 52-week year. Fiscal 2024 was a 53-week year and ended on February 2, 2025. Fiscal 2025 and fiscal 2024 are referred to as "2025," and "2024," respectively. The first two quarters of 2025 and 2024 ended on August 3, 2025 and July 28, 2024, respectively.

Components of this MD&A include:
•Overview
•Financial Highlights and Market Conditions and Trends
•Quarter-to-Date Results of Operations
•Year-to-Date Results of Operations
•Comparable Sales
•Non-GAAP Financial Measures
•Seasonality
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Operating Locations
We use comparable sales as a metric to evaluate the performance of our business. Due to the 53rd week in 2024, comparable sales are calculated on a one-week shifted basis such that the 13 or 26 weeks ended August 3, 2025 is compared to the 13 or 26 weeks ended August 4, 2024 rather than July 28, 2024. Refer to the Comparable Sales section of this MD&A for further information.
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
Financial Highlights
The summary below compares the second quarter of 2025 to the second quarter of 2024:
•Net revenue increased 7% to $2.5 billion. On a constant dollar basis, net revenue increased 6%.
•Comparable sales increased 1%.
–Americas comparable sales decreased 4%, or 3% on a constant dollar basis.
–China Mainland comparable sales increased 17%, or 16% on a constant dollar basis.
–Rest of World comparable sales increased 12%, or 9% on a constant dollar basis.
•Gross profit increased 5% to $1.5 billion.
•Gross margin decreased 110 basis points to 58.5%.
•Income from operations decreased 3% to $523.8 million.

•Operating margin decreased 210 basis points to 20.7%.
•Income tax expense decreased 2% to $162.6 million. Our effective tax rate for the second quarter of 2025 was 30.5% compared to 29.6% for the second quarter of 2024.
•Diluted earnings per share were $3.10 compared to $3.15 in the second quarter of 2024.
Market Conditions and Trends
Across all markets, our business continues to be negatively influenced by macroeconomic conditions, including trade policies, shifting consumer demand, inflation, foreign currency fluctuations, and geopolitical instability. These factors have had varying effects across our markets and are expected to continue to impact our business throughout 2025 and beyond.
While total net revenue increased across all regions in the second quarter of 2025, comparable sales in the Americas decreased 4%, or 3% on a constant dollar basis. We experienced lower conversion rates and store traffic in the Americas, partially reflective of economic uncertainty, lower consumer confidence, changes in discretionary spending, and certain product offerings experiencing lower demand.
Import Tariffs
On April 2, 2025, the United States announced the implementation of a 10% baseline tariff on imports from nearly all countries with higher country-specific tariff rates scheduled to begin April 9, 2025. The implementation of country-specific tariffs was subsequently delayed to allow negotiations. Certain countries, including Vietnam, have announced trade deals with the United States and most negotiated tariff rates are higher than the 10% baseline rate. There has been significant volatility in U.S. tariff and customs policy, and trade negotiations between the United States and other countries are ongoing.
The United States also approved the One Big Beautiful Bill Act on July 4, 2025, which removed the de minimis exemption for low value shipments imported into the United States in 2027. On July 30, 2025, the President of the United States issued an executive order removing the de minimis exemption for all countries beginning August 29, 2025.
These changes in the tariff landscape, including the de minimis removal, are expected to have a significant adverse effect on our business and results of operation. The countries from which we source the majority of our products are now subject to higher tariffs on imports into the United States. Further, the majority of our sales to U.S. e-commerce guests are currently fulfilled from distribution centers in Canada, and historically a significant proportion of these orders qualified for the de minimis exemption. The removal of this exemption increases the cost of fulfilling those orders. We are taking steps to mitigate the financial impact which includes vendor negotiations and selective price increases. These actions are not anticipated to fully offset the effect of higher tariffs and the removal of the de minimis exemption, and we anticipate a significant reduction in our gross margin and operating margin.
The impact of increased tariffs, net of mitigating activities, resulted in a reduction to gross profit for the first two quarters of 2025 of approximately $10 million. We estimate, based on the information available to us today, that increased tariffs, and the removal of the de minimis exemption, will reduce gross profit for 2025 by approximately $240 million, net of mitigation efforts.
This estimate is our best current view and may change materially as conditions evolve and new information becomes available. It reflects a number of assumptions including (i) the tariff rates and timing of implementation, (ii) the duration and scope of the de minimis exemption removal, (iii) the potential application of transshipment tariff rules, (iv) our ability to execute vendor savings, and (v) customer demand elasticity and pricing response. Actual results may differ materially from this estimate, whether because these assumptions prove inaccurate or because of subsequent changes in tariff policy, trade negotiations, sourcing conditions, consumer demand for our products, or other factors outside our control.
Because this is an evolving area, future developments may change our expectations materially. For additional information on related risks, please see “Risk Factors” in this quarterly report.
Our updated forecasts, inclusive of the trends above, have resulted in changes in the probability of achieving performance conditions of performance-based restricted stock units. Therefore, we recognized a reversal of stock-based compensation expense of $26.3 million during the second quarter of 2025.
Foreign Currency Fluctuations
Foreign currency fluctuations negatively impacted our financial results during the first two quarters of 2025, reducing net revenue growth by $10.7 million compared to the first two quarters of 2024, primarily due to the overall appreciation of the US dollar relative to the Canadian dollar. We expect ongoing exchange rate volatility to continue affecting our financial results.
Quarter-to-Date Results of Operations: Second Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	Second Quarter
	2025	2024	2025	2024
	(In thousands)		(Percentage of net revenue)
Net revenue	$2,525,219	$2,371,078	100.0%	100.0%
Cost of goods sold	1,048,017	958,893	41.5	40.4
Gross profit	1,477,202	1,412,185	58.5	59.6
Selling, general and administrative expenses	951,658	871,959	37.7	36.8
Amortization of intangible assets	1,730	—	0.1	—
Income from operations	523,814	540,226	20.7	22.8
Other income (expense), net	9,737	17,994	0.4	0.8
Income before income tax expense	533,551	558,220	21.1	23.5
Income tax expense	162,646	165,298	6.4	7.0
Net income	$370,905	$392,922	14.7%	16.6%
Net Revenue

	Second Quarter
	2025	2024	2025	2024	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$1,758,217	$1,741,433	69.6%	73.4%	$16,784	1%	1%
China Mainland	392,898	314,189	15.6	13.3	78,709	25%	24%
Rest of World	374,104	315,456	14.8	13.3	58,648	19%	15%
Net revenue	$2,525,219	$2,371,078	100.0%	100.0%	$154,141	7%	6%
The increase in net revenue was primarily due to increased China Mainland and Rest of World net revenue. Americas net revenue also increased, and global comparable sales increased 1%.
Gross Profit

	Second Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,477,202	$1,412,185	$65,017	4.6%

Gross margin	58.5%	59.6%	(110) basis points
The decrease in gross margin was primarily due to:
•a net decrease in product margin of 70 basis points, comprised of:
–a net decrease of 80 basis points from higher markdowns, tariffs, and other costs, partially offset by higher pricing and lower product costs; and
–a favorable impact of foreign currency exchange rates of 10 basis points.

•a net increase in other cost of sales as a percentage of net revenue of 40 basis points, comprised of:
–an increase in occupancy and depreciation costs of 30 basis points; and
–an increase in distribution center and product department costs of 10 basis points.
Selling, General and Administrative Expenses

	Second Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$951,658	$871,959	$79,699	9.1%

Selling, general and administrative expenses as a % of net revenue	37.7%	36.8%	90 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $62.8 million, comprised of:
–an increase in employee costs of $23.7 million primarily due to increased salaries and wages expense for retail employees, partially offset by decreased incentive compensation;
–an increase in variable costs of $13.3 million primarily due to increased distribution costs, credit card fees, and packaging costs as a result of higher net revenue;
–an increase in other operating costs of $11.7 million primarily due to increased depreciation and occupancy costs;
–an increase in digital marketing costs of $11.1 million; and
–an increase in technology costs of $3.0 million.
•a net increase in head office costs of $17.2 million, comprised of:
–an increase in technology costs, including cloud computing amortization, of $9.0 million;
–an increase in depreciation of $5.4 million;
–an increase in brand and community costs of $4.0 million;
–an increase in contractor, advisory, and professional services of $3.6 million;
–an increase in other head office costs of $5.3 million; and
–a net decrease in employee costs of $10.1 million primarily due to a reversal of stock-based compensation expense due to change in the probability of achieving performance conditions, partially offset by increased salaries and wages expense.
The increase in selling, general and administrative expenses was partially offset by an increase in net foreign currency exchange and derivative revaluation gains of $0.3 million.
Amortization of Intangible Assets

	Second Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$1,730	$—	$1,730	n/a
The amortization of intangible assets in 2025 was primarily the result of the amortization of intangible assets recognized upon the September 2024 acquisition of the Mexico operations.

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
Americas

	Second Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$1,758,217	$1,741,433	$16,784	1.0%
Product costs	515,473	493,895	21,578	4.4
Other cost of sales	158,390	150,458	7,932	5.3
Gross profit	1,084,354	1,097,080	(12,726)	(1.2)
Selling, general and administrative expenses	464,960	427,653	37,307	8.7
Segmented income from operations	$619,394	$669,427	$(50,033)	(7.5)%

Product margin	70.7%	71.6%	(90) basis points
Gross margin	61.7%	63.0%	(130) basis points
Selling, general and administrative expenses as a % of net revenue	26.4%	24.6%	180 basis points
Segmented income from operations as a % of net revenue	35.2%	38.4%	(320) basis points
The increase in Americas net revenue was primarily due to a $56.6 million increase from new or expanded company-operated stores and our other channels. We added 26 net new company-operated stores in the Americas since the second quarter of 2024, including 14 company-operated stores from the acquisition of the Mexico operations. Americas comparable sales decreased 4%, or 3% on a constant dollar basis, driven by lower conversion rates and reduced store traffic, partially offset by higher e-commerce traffic and an increase in average order value.
The decrease in gross margin was primarily due to lower product margin and higher occupancy costs and depreciation as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to higher employee costs, increased digital marketing expenses, and increased depreciation.
China Mainland

	Second Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$392,898	$314,189	$78,709	25.1%
Product costs	92,219	71,547	20,672	28.9
Other cost of sales	51,139	46,084	5,055	11.0
Gross profit	249,540	196,558	52,982	27.0
Selling, general and administrative expenses	97,050	77,473	19,577	25.3
Segmented income from operations	$152,490	$119,085	$33,405	28.1%

Product margin	76.5%	77.2%	(70) basis points
Gross margin	63.5%	62.6%	90 basis points
Selling, general and administrative expenses as a % of net revenue	24.7%	24.7%	— basis points
Segmented income from operations as a % of net revenue	38.8%	37.9%	90 basis points
The increase in China Mainland net revenue was primarily due to an increase in comparable sales, which increased 17%, or 16% on a constant dollar basis. The increase in comparable sales was primarily a result of increased e-commerce traffic, partially offset by a decrease in average order value. The increase in China Mainland net revenue was also driven by a $37.4 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 27 new company-operated stores in China Mainland since the second quarter of 2024.
The increase in gross margin was primarily due to lower occupancy costs as a percentage of net revenue, partially offset by lower product margin.
The increase in selling, general and administrative expenses was primarily due to higher employee costs, increased digital marketing expenses, and increased technology costs.
Rest of World

	Second Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$374,104	$315,456	$58,648	18.6%
Product costs	108,449	90,860	17,589	19.4
Other cost of sales	63,200	51,891	11,309	21.8
Gross profit	202,455	172,705	29,750	17.2
Selling, general and administrative expenses	121,212	98,705	22,507	22.8
Segmented income from operations	$81,243	$74,000	$7,243	9.8%

Product margin	71.0%	71.2%	(20) basis points
Gross margin	54.1%	54.7%	(60) basis points
Selling, general and administrative expenses as a % of net revenue	32.4%	31.3%	110 basis points
Segmented income from operations as a % of net revenue	21.7%	23.5%	(180) basis points
The increase in Rest of World net revenue was primarily due to a $31.1 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 10 new company-operated stores in Rest of World since the second quarter of 2024. The increase in Rest of World net revenue was also driven by an increase in comparable sales, which increased 12%, or 9% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a decrease in average order value.
The decrease in gross margin was primarily due to higher occupancy costs as a percentage of net revenue as well as lower product margin.
The increase in selling, general and administrative expenses was primarily due to higher employee costs and increased marketing expenses, as well as increased distribution costs and credit card fees driven by higher net revenue.
Corporate
Corporate expenses increased $7.0 million to $329.3 million in the second quarter of 2025 compared to the second quarter of 2024. The net increase was primarily due to higher technology costs and depreciation. The increase in corporate expenses was partially offset by lower employee costs driven by decreased incentive compensation as well as an increase in net foreign currency exchange and derivative gains of $0.3 million.
Other Income (Expense), Net

	Second Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$9,737	$17,994	$(8,257)	(45.9)%
The decrease in other income, net was primarily due to a decrease in interest income as a result of lower average cash balances and lower interest rates.

Income Tax Expense

	Second Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$162,646	$165,298	$(2,652)	(1.6)%

Effective tax rate	30.5%	29.6%	90 basis points
The increase in the effective tax rate was primarily due to an increase in non-deductible expenses in international jurisdictions.
Net Income

	Second Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$370,905	$392,922	$(22,017)	(5.6)%
The decrease in net income was primarily due to an increase in selling, general and administrative expenses of $79.7 million, and a decrease in other income (expense), net of $8.3 million, partially offset by an increase in gross profit of $65.0 million, and a decrease in income tax expense of $2.7 million.
Year-to-Date Results of Operations: First Two Quarters Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Two Quarters
	2025	2024	2025	2024
	(In thousands)		(Percentage of net revenue)
Net revenue	$4,895,879	$4,579,969	100.0%	100.0%
Cost of goods sold	2,035,551	1,892,716	41.6	41.3
Gross profit	2,860,328	2,687,253	58.4	58.7
Selling, general and administrative expenses	1,894,529	1,714,385	38.7	37.4
Amortization of intangible assets	3,360	—	0.1	—
Income from operations	962,439	972,868	19.7	21.2
Other income (expense), net	21,523	41,277	0.4	0.9
Income before income tax expense	983,962	1,014,145	20.1	22.1
Income tax expense	298,485	299,802	6.1	6.5
Net income	$685,477	$714,343	14.0%	15.6%
Net Revenue

	First Two Quarters
	2025	2024	2025	2024	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$3,432,775	$3,363,697	70.1%	73.4%	$69,078	2%	3%
China Mainland	760,999	617,975	15.5	13.5	143,024	23%	23%
Rest of World	702,105	598,297	14.3	13.1	103,808	17%	16%
Net revenue	$4,895,879	$4,579,969	100.0%	100.0%	$315,910	7%	7%
The increase in net revenue was primarily due to increased China Mainland and Rest of World net revenue. Americas net revenue also increased, and global comparable sales increased 1%.

Gross Profit

	First Two Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$2,860,328	$2,687,253	$173,075	6.4%

Gross margin	58.4%	58.7%	(30) basis points
The decrease in gross margin was primarily due to:
•a net increase in other cost of sales as a percentage of net revenue of 40 basis points, comprised of:
–an increase in occupancy and depreciation costs of 30 basis points; and
–an increase in costs related to our product departments of 10 basis points.
•a net increase in product margin of 10 basis points, comprised of:
–a net increase of 20 basis points from lower damages, as well as lower product costs and higher pricing, partially offset by higher markdowns, freight costs, and tariffs; and
–an unfavorable impact of foreign currency exchange rates of 10 basis points.
Selling, General and Administrative Expenses

	First Two Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,894,529	$1,714,385	$180,144	10.5%

Selling, general and administrative expenses as a % of net revenue	38.7%	37.4%	130 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $100.9 million, comprised of:
–an increase in employee costs of $49.1 million primarily due to increased salaries and wages expense for retail employees, partially offset by decreased incentive compensation;
–an increase in other operating costs of $21.2 million primarily due to increased depreciation and occupancy costs;
–an increase in digital marketing costs of $20.5 million;
–an increase in technology costs of $5.6 million; and
–an increase in variable costs of $4.5 million primarily due to increased credit card fees and packaging costs as a result of higher net revenue, partially offset by decreased distribution cost rates.
•an increase in head office costs of $68.7 million, comprised of:
–an increase in technology costs, including cloud computing amortization, of $20.0 million;
–an increase in brand and community costs of $12.8 million;
–an increase in depreciation of $12.7 million;

–an increase in in contractor, advisory, and professional services of $12.4 million;
–an increase in employee costs of $1.3 million primarily due to increased salaries and wages expense, partially offset by a reversal of stock-based compensation expense due to change in the probability of achieving performance conditions; and
–an increase in other head office costs of $9.5 million.
•an increase in net foreign currency exchange and derivative revaluation losses of $10.5 million.
Amortization of Intangible Assets

	First Two Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$3,360	$—	$3,360	n/a
The amortization of intangible assets in 2025 was primarily the result of the amortization of intangible assets recognized upon the September 2024 acquisition of the Mexico operations.
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
Americas

	First Two Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$3,432,775	$3,363,697	$69,078	2.1%
Product costs	996,293	976,190	20,103	2.1
Other cost of sales	315,037	297,635	17,402	5.8
Gross profit	2,121,445	2,089,872	31,573	1.5
Selling, general and administrative expenses	912,720	855,605	57,115	6.7
Segmented income from operations	$1,208,725	$1,234,267	$(25,542)	(2.1)%

Product margin	71.0%	71.0%	— basis points
Gross margin	61.8%	62.1%	(30) basis points
Selling, general and administrative expenses as a % of net revenue	26.6%	25.4%	120 basis points
Segmented income from operations as a % of net revenue	35.2%	36.7%	(150) basis points
The increase in Americas net revenue was primarily due to a $113.6 million increase from new or expanded company-operated stores and our other channels. We added 26 net new company-operated stores in the Americas since the second quarter of 2024, including 14 company-operated stores from the acquisition of the Mexico operations. Americas comparable sales decreased 3%, or 2% on a constant dollar basis, driven by lower conversion rates and reduced store traffic, partially offset by higher e-commerce traffic and an increase in average order value.
The decrease in gross margin was primarily due to higher occupancy costs and depreciation as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to higher employee costs, increased digital marketing expenses, and higher depreciation, partially offset by decreased distribution cost rates.

China Mainland

	First Two Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$760,999	$617,975	$143,024	23.1%
Product costs	174,034	140,222	33,812	24.1
Other cost of sales	101,412	93,592	7,820	8.4
Gross profit	485,553	384,161	101,392	26.4
Selling, general and administrative expenses	179,428	145,298	34,130	23.5
Segmented income from operations	$306,125	$238,863	$67,262	28.2%

Product margin	77.1%	77.3%	(20) basis points
Gross margin	63.8%	62.2%	160 basis points
Selling, general and administrative expenses as a % of net revenue	23.6%	23.5%	10 basis points
Segmented income from operations as a % of net revenue	40.2%	38.7%	150 basis points
The increase in China Mainland net revenue was primarily due to a $75.8 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 27 new company-operated stores in China Mainland since the second quarter of 2024. The increase in China Mainland net revenue was also driven by an increase in comparable sales, which increased 12%. The increase in comparable sales was primarily a result of increased e-commerce traffic, partially offset by a decrease in average order value.
The increase in gross margin was primarily due to lower occupancy costs and depreciation as a percentage of net revenue, partially offset by lower product margin.
The increase in selling, general and administrative expenses was primarily due to higher employee costs and increased digital marketing expenses, as well as increased distribution costs and packaging costs driven by higher net revenue.
Rest of World

	First Two Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$702,105	$598,297	$103,808	17.4%
Product costs	198,713	170,934	27,779	16.3
Other cost of sales	121,671	99,633	22,038	22.1
Gross profit	381,721	327,730	53,991	16.5
Selling, general and administrative expenses	227,622	187,049	40,573	21.7
Segmented income from operations	$154,099	$140,681	$13,418	9.5%

Product margin	71.7%	71.4%	30 basis points
Gross margin	54.4%	54.8%	(40) basis points
Selling, general and administrative expenses as a % of net revenue	32.4%	31.3%	110 basis points
Segmented income from operations as a % of net revenue	21.9%	23.5%	(160) basis points
The increase in Rest of World net revenue was primarily due to a $56.6 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 10 new company-operated stores in Rest of World since the second quarter of 2024. The increase in Rest of World net revenue was also driven by an increase in comparable sales, which increased 9%, or 8% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a decrease in average order value.
The decrease in gross margin was primarily due to higher distribution center and other costs as a percentage of net revenue, partially offset by higher product margin.
The increase in selling, general and administrative expenses was primarily due to higher employee costs and increased marketing expenses, as well as increased distribution costs and credit card fees driven by higher net revenue.

Corporate
Corporate expenses increased $65.6 million to $706.5 million in the first two quarters of 2025 compared to the first two quarters of 2024. The net increase was primarily due to higher technology costs, depreciation, and professional fees. Corporate expenses also increased due to an increase in net foreign currency exchange and derivative losses of $10.5 million. The increase in corporate expenses was partially offset by lower employee costs driven by decreased incentive compensation.
Other Income (Expense), Net

	First Two Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$21,523	$41,277	$(19,754)	(47.9)%
The decrease in other income, net was primarily due to a decrease in interest income as a result of lower average cash balances and lower interest rates.
Income Tax Expense

	First Two Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$298,485	$299,802	$(1,317)	(0.4)%

Effective tax rate	30.3%	29.6%	70 basis points
The increase in the effective tax rate was primarily due to a decrease in tax benefits related to stock-based compensation and an increase in non-deductible expenses in international jurisdictions.
Net Income

	First Two Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$685,477	$714,343	$(28,866)	(4.0)%
The decrease in net income was primarily due to an increase in selling, general and administrative expenses of $180.1 million, and a decrease in other income (expense), net of $19.8 million, partially offset by an increase in gross profit of $173.1 million, and a decrease in income tax expense of $1.3 million.
Comparable Sales
We use comparable sales to evaluate the performance of our company-operated store and e-commerce businesses from an omni-channel perspective. It allows us to monitor the performance of our business without the impact of recently opened or expanded stores. We believe investors also find these metrics useful in assessing performance.
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
Comparable sales excludes sales from:
•new stores that have not been open for at least 12 full fiscal months;
•stores which have not been in their significantly expanded space for at least 12 full fiscal months;

•stores which have been temporarily relocated for renovations or temporarily closed;
•sales from company-operated stores that have closed; and
•sales from our selling channels other than company-operated stores and e-commerce.
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
These non-GAAP financial measures are provided in addition to, and not a substitute for, the corresponding financial measures calculated in accordance with GAAP. A reconciliation of the non-GAAP financial measures follows, which includes more detail on the GAAP financial measure that is most directly comparable to each non-GAAP financial measure, and the related reconciliations between these financial measures. Our non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures reported by other companies.
Constant Dollar Changes
The below changes in net revenue show the change compared to the corresponding period in the prior year. Due to the 53rd week in 2024, the below changes in comparable sales are calculated on a one-week shifted basis such that the 13 or 26 weeks ended August 3, 2025 is compared to the 13 or 26 weeks ended August 4, 2024 rather than July 28, 2024.

	Second Quarter 2025			First Two Quarters 2025
	Change	Foreign exchange changes	Change in constant dollars	Change	Foreign exchange changes	Change in constant dollars
Net Revenue
Americas	1%	—%	1%	2%	1%	3%
China Mainland	25	(1)	24	23	—	23
Rest of World	19	(4)	15	17	(1)	16
Total net revenue	7%	(1)%	6%	7%	—%	7%

Comparable sales(1)
Americas	(4)%	1%	(3)%	(3)%	1%	(2)%
China Mainland	17	(1)	16	12	—	12
Rest of World	12	(3)	9	9	(1)	8
Total comparable sales	1%	—%	1%	1%	—%	1%
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
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Two Quarters
	2025	2024	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$209,722	$570,664	$(360,942)
Investing activities	(319,960)	(266,625)	(53,335)
Financing activities	(744,823)	(916,543)	171,720
Effect of foreign currency exchange rate changes on cash and cash equivalents	26,519	(21,355)	47,874
Decrease in cash and cash equivalents	$(828,542)	$(633,859)	$(194,683)
Operating Activities
Net income decreased $28.9 million. The decrease in cash provided by operating activities was primarily due to a decrease in cash flows from changes in operating assets and liabilities of $341.8 million, primarily driven by the timing of income tax payments, accrued liabilities driven by changes in the value of forward currency contracts, and inventory purchases, partially offset by the timing of accounts payable and changes in accrued compensation. The decrease in cash provided by operating activities was partially offset by increased depreciation, partially offset by lower stock-based compensation expense.
Investing Activities
The increase in cash used in investing activities was primarily due to increased capital expenditures and the settlement of net investment hedges, partially offset by a decrease in other investing activities. The increase in capital expenditures was primarily due to increased capital expenditures for company-operated stores in the Americas, partially offset by a decrease in corporate and supply chain infrastructure capital expenditures.
Financing Activities
The decrease in cash used in financing activities was primarily due to a decrease in our stock repurchases. During the first two quarters of 2025, we repurchased 2.5 million shares at a total cost including commissions and excise taxes of $715.7 million. During the first two quarters of 2024, we repurchased 2.6 million shares at a total cost including commissions and excise taxes of $888.9 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
The following table includes certain measures of our liquidity:

August 3, 2025
(In thousands)
Cash and cash equivalents	$1,155,794
Working capital(1) excluding cash and cash equivalents	815,588
Capacity under committed revolving credit facility	393,242
_________
(1)Working capital is calculated as current assets of $3.5 billion less current liabilities of $1.6 billion.
We enter into standby letters of credit and guarantee to secure certain of our obligations, including leases, taxes, and duties. As of August 3, 2025, letters of credit and guarantee totaling $14.3 million had been issued, including $6.8 million under our committed revolving credit facility.
Our existing Americas credit facility provides for $400.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of December 14, 2026. As of August 3, 2025, no borrowings were outstanding under this facility other than letters of credit and guarantee of $6.8 million. Further information regarding our credit facilities and associated covenants is outlined in Note 3. Revolving Credit Facilities included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of August 3, 2025 was $1.7 billion, an increase of 21% from July 28, 2024.
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

Operating Locations
Our company-operated stores by market as of August 3, 2025 and February 2, 2025 are summarized in the table below.

Number of company-operated stores by market	August 3, 2025	February 2, 2025
United States	377	374
Canada	72	71
Mexico	18	17
Americas	467	462

China Mainland	159	151

Australia	33	33
South Korea	20	20
Hong Kong SAR	10	10
Japan	10	10
Singapore	9	7
New Zealand	8	8
Taiwan	8	8
Malaysia	5	5
Thailand	4	4
Macau SAR	2	2
APAC	109	107

United Kingdom	20	19
Germany	9	9
France	6	6
Ireland	4	4
Spain	3	3
Netherlands	2	2
Sweden	2	2
Italy	1	—
Norway	1	1
Switzerland	1	1
EMEA	49	47

Total company-operated stores	784	767

Retail locations operated by third parties by market as of August 3, 2025 and February 2, 2025 are summarized in the table below.

Number of retail locations operated by third parties by market	August 3, 2025	February 2, 2025
United Arab Emirates	11	10
Saudi Arabia	9	8
Israel	8	7
Kuwait	4	4
Qatar	4	4
Turkey	2	—
Bahrain	1	1
Belgium	1	—
Denmark	1	—
Total locations operated by third parties under license and supply arrangements	41	34
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Translation Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. As a result of the fluctuation in exchange rates compared to the U.S. dollar our revenue was $10.7 million lower in the first two quarters of 2025 in comparison to the first two quarters of 2024.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income (loss) within stockholders' equity. A significant portion of our net assets are held by our Canadian dollar subsidiary. We enter into forward currency contracts in order to hedge a portion of the foreign currency exposure associated with the translation of our net investment in our Canadian subsidiary. During the first two quarters of 2025, the impact to other comprehensive loss of translation of our Canadian subsidiaries was a reduction in the loss of $57.3 million, inclusive of net investment hedge gains.
Transaction Risk. We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. We also hold cash and cash equivalents and other monetary assets in currencies that are different to the functional currency of our subsidiaries. As of August 3, 2025, we had certain forward currency contracts outstanding in order to economically hedge the foreign currency revaluation gains and losses recognized by our foreign subsidiaries, including our Canadian and Chinese subsidiaries, on their monetary assets and liabilities denominated in currencies other than their functional currency.
We perform a sensitivity analysis to determine the market risk exposure associated with the fair values of our forward currency contracts. The net fair value of outstanding derivatives as of August 3, 2025 was a liability of $4.2 million. As of August 3, 2025, a 10% depreciation in the U.S. dollar against the hedged currencies would have resulted in the net fair value of outstanding derivatives depreciating by $19.0 million. The hypothetical change in the fair value of the forward currency contracts would have been substantially offset by a corresponding but directionally opposite change in the underlying hedged items.
The net fair value of our outstanding forward currency contracts declined as of August 3, 2025 compared to February 2, 2025 primarily due to foreign currency exchange rate movement on the derivative financial instruments.
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

Interest Rate Risk
Our committed revolving credit facility provides us with available borrowings in an amount up to $400.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of August 3, 2025, there were no borrowings outstanding under this facility other than letters of credit and guarantee of $6.8 million. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. As of August 3, 2025, we held cash and cash equivalents of $1.2 billion. Interest generated on cash balances is subject to variability as interest rates increase or decrease.
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
Inflation
Inflationary pressures, including higher product, transportation, labor and raw material costs, may adversely affect our operating results if we are unable to offset them through pricing or operating efficiencies. Inflation could also reduce consumer discretionary spending and negatively impact demand for our products.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of August 3, 2025. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of August 3, 2025, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended August 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks related to global economic, political, and regulatory conditions
Changes to U.S. tariff and customs policy, including the elimination of the de minimis exemption, may materially increase product costs and negatively affect margins.
As a result of the increased tariffs since April 2025, the cost of inventory in the United States has increased. The United States also eliminated the de minimis duty-free exemption for certain shipments effective May 2, 2025, and an Executive Order extends this elimination globally beginning August 29, 2025, with legislation enacted to repeal the statutory exemption entirely by July 1, 2027. The countries from which we source the majority of our products are now subject to higher tariffs on imports into the United States. Further, the majority of our sales to U.S. e-commerce guests are currently fulfilled from distribution centers in Canada, and historically a significant proportion of these orders qualified for the de minimis exemption. The removal of this exemption increases the cost of fulfilling those orders. As a result, more shipments are now subject to duties, taxes, and customs procedures, which we expect to increase product costs beginning in the second half of 2025 and continuing into 2026 and beyond. We are taking steps designed to mitigate some of the financial impact, although we expect the tariff and de minimis changes to adversely affect product costs, gross profit, and income from operations.
There has been significant volatility in U.S. tariff and customs policy recently, with frequent changes in rates, sudden elimination or reinstatement of exemptions, shifts in implementation dates, and reversals of prior actions. In addition, there is uncertainty around how tariff rules will be applied to goods routed through third countries (transshipment), which could affect the level of duties imposed and our overall product costs. This volatility makes it more difficult to forecast costs, plan our global supply chain, and provide reliable financial guidance. Policy changes often require rapid operational adjustments that can increase costs and reduce efficiency. Announcements of tariff and custom changes, as well as our disclosures of their potential impacts, have at times contributed to fluctuations in our stock price. We expect such volatility and uncertainty to continue, posing ongoing challenges to our operations, financial planning, and investor communications.
Macroeconomic volatility, inflationary pressures, and shifts in consumer sentiment may reduce demand for our products.
Our performance depends on consumers’ willingness and ability to purchase discretionary products. That willingness can be affected by general economic conditions and uncertainty regarding the overall future environment, tariffs, inflation, changes in interest rates, foreign exchange fluctuations, energy and fuel costs, employment levels, consumer debt, housing market trends, commodity price volatility, and tax policy changes. Geopolitical instability, public health crises, and other macroeconomic events can also weaken consumer confidence. In 2025, we experienced lower store traffic in the Americas, partially reflective of inflationary pressures and economic uncertainty weighing on discretionary spending. Prolonged or worsening macroeconomic volatility could reduce demand, impair our ability to achieve growth targets, and materially impact our net revenue, margins, and cash flows.
Global political and economic instability and related trade actions could disrupt our operations and increase costs.
We operate and source products across multiple international markets, and our ability to manage a global supply chain depends on stable economic and political conditions. Global instability, trade disputes, changes in customs treatment including de minimis thresholds, alterations in duty or tariff levels, sanctions, embargoes, or other governmental actions may increase costs, lengthen lead times, or require us to adjust sourcing or distribution strategies. Legislation such as the Uyghur Forced Labor Prevention Act, and similar measure in other jurisdictions, increases compliance obligations, supply chain due diligence requirements, and the risk of shipment delays or detentions. If additional trade restrictions or compliance requirements are enacted, or enforcement becomes more stringent, our sourcing, importation, and delivery capabilities could be materially affected, resulting in increased costs and operational disruptions.

Changes to tariffs, customs rules, and other trade restrictions could disrupt our supply chain and compress margins.
Our business depends on the efficient, predictable, and cost-effective movement of goods across borders. Governments may impose new tariffs, duties, quotas, customs regulations, or other trade restrictions, or modify the application of existing measures. Changes can include reductions in de minimis thresholds, new compliance requirements, or changes in enforcement priorities. These developments can increase product costs, delay shipments, disrupt sourcing, or require changes to our supply chain organization. If we are unable to offset these impacts through pricing, sourcing adjustments, or other measures, our margins, operational efficiency, and customer satisfaction could be adversely affected. Any price increases intended to offset these added costs could reduce consumer demand and negatively impact net revenue.
Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to the income tax laws of the United States, Canada, China Mainland, and several other international jurisdictions. Our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, new tax interpretations and guidance, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of unremitted earnings for which we have not previously accrued applicable U.S. income taxes and international withholding taxes.
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
We engage in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect the accurate economic allocation of profit and that proper transfer pricing documentation is in place, the profit allocation and transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. At the end of 2020, our Advance Pricing Arrangement ("APA") with the Internal Revenue Service and the Canada Revenue Agency expired. This APA stipulated the allocation of certain profits between the U.S. and Canada. We are currently in the process of negotiating the renewal of this arrangement and the final agreed upon terms and conditions thereof could impact our effective tax rate. We are also in the process of negotiating an APA with China Mainland's State Tax Administration and any final agreed upon terms and conditions thereof could impact our effective tax rate.
Current economic and political conditions make tax rules in any jurisdiction, including the United States, Canada, and China Mainland, subject to significant change. Changes in applicable U.S., Canadian, Chinese, or other international tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act, and in 2020 with the passage of the Coronavirus Aid, Relief, and Economic Security Act. Certain provisions of the Inflation Reduction Act passed in 2022, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development's Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions in the future.
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
We may face reputational, operational, or legal consequences if our ESG practices or disclosures are perceived as insufficient, inconsistent, misleading, or politically misaligned. We may also face additional compliance costs as regulatory requirements evolve, including potential SEC or international climate and sustainability disclosure rules. We could also incur additional costs to comply with divergent stakeholder expectations and evolving ESG disclosure frameworks, and we may be subject to increased activism, legal exposure, or reputational risk, regardless of whether our ESG practices are expanded or limited in the future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the second quarter of 2025 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 5, 2025 - June 1, 2025	180,717	$304.76	180,717	$1,082,380,882
June 2, 2025 - July 6, 2025	401,456	248.71	401,456	982,534,864
July 7, 2025 - August 3, 2025	545,785	226.51	545,785	858,910,584
Total	1,127,958		1,127,958
__________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of 2025.
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
The following table provides information regarding our purchases of shares of our common stock during the second quarter of 2025 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 5, 2025 - June 1, 2025	12,501	$299.33	12,501	4,222,659
June 2, 2025 - July 6, 2025	21,452	244.26	21,452	4,201,207
July 7, 2025 - August 3, 2025	8,383	225.88	8,383	4,192,824
Total	42,336		42,336
_________
(1)Monthly information is presented by reference to our fiscal periods during our second quarter of 2025.
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
ITEM 5. OTHER INFORMATION
Trading Arrangements
On June 20, 2025, Calvin McDonald, Chief Executive Officer and Director of lululemon, entered into a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) for the potential sale of up to 55,957 shares of lululemon's common stock in connection with the exercise of stock options expiring in March 2026. The 10b5-1 Plan is scheduled to commence on September 22, 2025, is intended to satisfy the affirmative defense of Rule 10b5-1(c), and will terminate on the earlier of (1) the date all the shares under the 10b5-1 Plan are sold or (2) March 27, 2026.
During the second quarter of 2025, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act), other than noted above, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1*	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: September 4, 2025