Form 10-Q
period 2025-11-02
lululemon athletica inc.
filed 2025-12-11
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of December 5, 2025, there were 112,190,041 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of December 5, 2025, (1) there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock; (2) there were outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	November 2, 2025	February 2, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,035,862	$1,984,336
Accounts receivable, net	250,304	120,173
Inventories	1,997,844	1,442,081
Prepaid and receivable income taxes	430,303	182,253
Prepaid expenses and other current assets	209,348	251,459
	3,923,661	3,980,302
Property and equipment, net	1,952,012	1,780,617
Right-of-use lease assets	1,600,385	1,416,256
Goodwill	175,301	159,518
Intangible assets, net	7,689	11,673
Deferred income tax assets	21,581	17,085
Other non-current assets	274,563	237,841
	$7,955,192	$7,603,292
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$352,160	$271,406
Accrued liabilities and other	621,155	559,463
Accrued compensation and related expenses	186,378	204,543
Current lease liabilities	317,482	275,154
Current income taxes payable	62,712	183,126
Unredeemed gift card liability	253,798	308,352
Other current liabilities	48,494	37,586
	1,842,179	1,839,630
Non-current lease liabilities	1,445,312	1,300,637
Deferred income tax liabilities	111,590	98,188
Other non-current liabilities	54,088	40,790
	3,453,169	3,279,245
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 112,789 and 116,166 issued and outstanding	564	581
Additional paid-in capital	646,238	638,190
Retained earnings	4,204,012	4,109,717
Accumulated other comprehensive loss	(348,791)	(424,441)
	4,502,023	4,324,047
	$7,955,192	$7,603,292
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net revenue	$2,565,920	$2,396,660	$7,461,799	$6,976,629
Cost of goods sold	1,140,004	995,054	3,175,555	2,887,770
Gross profit	1,425,916	1,401,606	4,286,244	4,088,859
Selling, general and administrative expenses	988,254	909,827	2,882,783	2,624,212
Amortization of intangible assets	1,776	1,118	5,136	1,118
Income from operations	435,886	490,661	1,398,325	1,463,529
Other income (expense), net	5,854	13,743	27,377	55,020
Income before income tax expense	441,740	504,404	1,425,702	1,518,549
Income tax expense	134,905	152,534	433,390	452,336
Net income	$306,835	$351,870	$992,312	$1,066,213

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(34,543)	$(22,277)	$139,936	$(92,153)
Net investment hedge gains (losses)	16,977	12,292	(64,286)	36,607
Other comprehensive income (loss), net of tax	$(17,566)	$(9,985)	$75,650	$(55,546)
Comprehensive income	$289,269	$341,885	$1,067,962	$1,010,667

Basic earnings per share	$2.59	$2.87	$8.30	$8.57
Diluted earnings per share	$2.59	$2.87	$8.29	$8.55
Basic weighted-average number of shares outstanding	118,535	122,697	119,589	124,471
Diluted weighted-average number of shares outstanding	118,552	122,803	119,692	124,668
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended November 2, 2025
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of August 3, 2025	5,116	5,116	$—	113,828	$570	$632,375	$4,085,559	$(331,225)	$4,387,279
Net income							306,835		306,835
Other comprehensive income (loss), net of tax								(17,566)	(17,566)
Stock-based compensation expense						16,558			16,558
Common stock issued upon settlement of stock-based compensation				5	—	71			71
Shares withheld related to net share settlement of stock-based compensation				(2)	—	(246)			(246)
Repurchase of common stock, including excise tax				(1,042)	(6)	(2,520)	(188,382)		(190,908)
Balance as of November 2, 2025	5,116	5,116	$—	112,789	$564	$646,238	$4,204,012	$(348,791)	$4,502,023

	Quarter Ended October 27, 2024
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of July 28, 2024	5,116	5,116	$—	118,610	$593	$589,156	$3,751,713	$(309,817)	$4,031,645
Net income							351,870		351,870
Other comprehensive income (loss), net of tax								(9,985)	(9,985)
Stock-based compensation expense						24,169			24,169
Common stock issued upon settlement of stock-based compensation				15	—	1,514			1,514
Shares withheld related to net share settlement of stock-based compensation				(3)	—	(888)			(888)
Repurchase of common stock, including excise tax				(1,576)	(8)	(3,549)	(409,036)		(412,593)
Balance as of October 27, 2024	5,116	5,116	$—	117,046	$585	$610,402	$3,694,547	$(319,802)	$3,985,732

	Three Quarters Ended November 2, 2025
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 2, 2025	5,116	5,116	$—	116,166	$581	$638,190	$4,109,717	$(424,441)	$4,324,047
Net income							992,312		992,312
Other comprehensive income (loss), net of tax								75,650	75,650
Stock-based compensation expense						37,805			37,805
Common stock issued upon settlement of stock-based compensation				250	—	5,549			5,549
Shares withheld related to net share settlement of stock-based compensation				(94)	—	(26,760)			(26,760)
Repurchase of common stock, including excise tax				(3,533)	(17)	(8,546)	(898,017)		(906,580)
Balance as of November 2, 2025	5,116	5,116	$—	112,789	$564	$646,238	$4,204,012	$(348,791)	$4,502,023

	Three Quarters Ended October 27, 2024
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 28, 2024	5,116	5,116	$—	121,106	$606	$575,369	$3,920,362	$(264,256)	$4,232,081
Net income							1,066,213		1,066,213
Other comprehensive income (loss), net of tax								(55,546)	(55,546)
Stock-based compensation expense						71,494			71,494
Common stock issued upon settlement of stock-based compensation				239	—	7,277			7,277
Shares withheld related to net share settlement of stock-based compensation				(90)	—	(34,259)			(34,259)
Repurchase of common stock, including excise tax				(4,209)	(21)	(9,479)	(1,292,028)		(1,301,528)
Balance as of October 27, 2024	5,116	5,116	$—	117,046	$585	$610,402	$3,694,547	$(319,802)	$3,985,732
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Three Quarters Ended
	November 2, 2025	October 27, 2024
Cash flows from operating activities
Net income	$992,312	$1,066,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361,703	312,931
Stock-based compensation expense	37,805	71,494
Settlement of derivatives not designated in a hedging relationship	(18,077)	(19,645)
Changes in operating assets and liabilities:
Accounts receivable	(127,419)	(19,436)
Inventories	(517,484)	(477,682)
Prepaid and receivable income taxes	(248,050)	(74,915)
Prepaid expenses and other current assets	46,697	(31,499)
Other non-current assets	(41,425)	(60,638)
Accounts payable	72,810	45,579
Accrued liabilities and other	70,108	171,566
Accrued compensation and related expenses	(22,644)	(133,630)
Current and non-current income taxes payable	(126,764)	70,615
Unredeemed gift card liability	(57,270)	(66,623)
Right-of-use lease assets and current and non-current lease liabilities	2,020	16,234
Other current and non-current liabilities	35,284	759
Net cash provided by operating activities	459,606	871,323
Cash flows from investing activities
Purchase of property and equipment	(497,602)	(454,250)
Settlement of net investment hedges	12,282	15,041
Acquisition, net of cash acquired	—	(130,996)
Other investing activities	(3,737)	(5,009)
Net cash used in investing activities	(489,057)	(575,214)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	5,549	7,277
Taxes paid related to net share settlement of stock-based compensation	(26,760)	(34,259)
Repurchase of common stock	(906,580)	(1,301,528)
Other financing activities	(11,205)	—
Net cash used in financing activities	(938,996)	(1,328,510)
Effect of foreign currency exchange rate changes on cash and cash equivalents	19,973	(23,151)
Decrease in cash and cash equivalents	(948,474)	(1,055,552)
Cash and cash equivalents, beginning of period	$1,984,336	$2,243,971
Cash and cash equivalents, end of period	$1,035,862	$1,188,419
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories. The Company organizes its operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA"). It conducts its business through a number of different channels in each market, including company-operated stores, e-commerce, outlets, temporary locations, wholesale, license and supply arrangements, and a re-commerce program. There were 796 and 767 company-operated stores as of November 2, 2025 and February 2, 2025, respectively.
Basis of presentation
The unaudited interim consolidated financial statements, including the financial position as of November 2, 2025 and the results of operations and cash flows for the periods disclosed, are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 2, 2025 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended February 2, 2025, which are included in Item 8 in the Company's fiscal 2024 Annual Report on Form 10-K filed with the SEC on March 27, 2025. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2024 Annual Report on Form 10-K.
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
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2025 will end on February 1, 2026 and will be a 52-week year. Fiscal 2024 was a 53-week year and ended on February 2, 2025. Fiscal 2025 and fiscal 2024 are referred to as "2025," and "2024," respectively. The first three quarters of 2025 and 2024 ended on November 2, 2025 and October 27, 2024, respectively.
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

Recently issued accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This disclosure requires expanded disclosure within the rate reconciliation as well as disaggregation of annual taxes paid. This amendment is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this new guidance may have on its financial statement disclosures.
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
In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment replaces the previous project-stage model with a principles-based approach for capitalizing internal-use software costs. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact that this new guidance may have on its accounting policies and related disclosures.
Note 3. Revolving Credit Facilities
Americas revolving credit facility
On October 15, 2025, the Company entered into an amended and restated unsecured revolving credit agreement, which provides for $600.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of October 15, 2030, subject to two one-year extensions at the request of the Company. Subject to the conditions stated in the credit agreement, the Company may request increases in aggregate commitments thereunder up to a total of $1.0 billion. The credit facility permits prepayment of borrowings and reductions or terminations of commitments from time to time without premium or penalty, subject to customary breakage costs.
As of November 2, 2025, the Company had no borrowings outstanding under this credit facility other than $7.0 million in outstanding letters of credit and guarantee.
Borrowings under the credit facility bear interest at variable rates based on the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York ("SOFR"), or an alternate base rate, plus applicable margin. The credit agreement contains customary financial, affirmative and negative covenants applicable to the Company and its subsidiaries, including limitations on indebtedness, liens, fundamental changes, dispositions of assets, changes in the nature of business, and restrictions on subsidiary dividends and distributions, as well as financial covenants based on leverage and fixed charge coverage ratios. The Company was in compliance with all such covenants as of November 2, 2025.
China Mainland revolving credit facility
The Company has an uncommitted and unsecured Chinese Yuan-denominated revolving credit facility totaling the equivalent of USD $42.2 million, which is reviewed annually and provides for short-term borrowing and the issuance of guarantees. As of November 2, 2025, there were no borrowings or guarantees outstanding, letters of credit totaling USD $7.8 million were issued, and the Company was in compliance with all applicable terms of the credit facility.
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
As of November 2, 2025 and February 2, 2025, $46.9 million and $36.3 million, respectively, were outstanding under the SCF program and presented within accounts payable.

Note 5. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $37.4 million and $70.5 million for the first three quarters of 2025 and 2024, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $113.9 million as of November 2, 2025, which is expected to be recognized over a weighted-average period of 2.2 years.
A summary of the balances of the Company's stock-based compensation plans as of November 2, 2025, and changes during the first three quarters of 2025, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of February 2, 2025	849	$314.27	177	$371.83	5	$317.86	239	$371.09
Granted	318	275.26	168	304.07	6	252.28	208	266.34
Exercised/released	44	135.53	100	373.03	5	317.86	101	368.24
Forfeited/expired	69	337.83	12	329.43	—	—	30	328.71
Balance as of November 2, 2025	1,054	$308.47	233	$324.76	6	$252.28	316	$307.12
Exercisable as of November 2, 2025	496	$294.21
The Company's performance-based restricted stock units ("PSUs") are awarded to eligible employees and entitle the grantee to receive a maximum of two shares of common stock per PSU if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of PSUs is based on the closing price of the Company's common stock on the grant date. Expense for PSUs is recognized when it is probable that the performance goal will be achieved.
The grant date fair value of the restricted shares and restricted stock units is based on the closing price of the Company's common stock on the grant date.
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model. The closing price of the Company's common stock on the grant date is used in the model. The assumptions used to calculate the fair value of the options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The expected term of the options is based upon the historical experience of similar awards, giving consideration to expectations of future exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock for the period corresponding with the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for the period corresponding with the expected term of the options. The following are weighted averages of the assumptions that were used in calculating the fair value of stock options granted during the first three quarters of 2025:

First Three Quarters
2025
Expected term	4.00 years
Expected volatility	38.70%
Risk-free interest rate	4.00%
Dividend yield	—%
Employee share purchase plan
The Company has an Employee Share Purchase Plan ("ESPP"). Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the third quarter of 2025, there were 58.7 thousand shares purchased. As of November 2, 2025, 4.1 million shares remain authorized to be purchased under the ESPP.
Defined contribution pension plans
The Company offers defined contribution pension plans to its eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the contribution is subject to a two-year vesting period. The Company's net expense for the defined contribution plans was $17.8 million and $16.4 million in the first three quarters of 2025 and 2024, respectively.
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
Assets and liabilities measured at fair value on a recurring basis
The fair value measurement is categorized in its entirety by reference to its lowest level of significant input. As of November 2, 2025 and February 2, 2025, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	November 2, 2025	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$34,795	$34,795	$—	$—	Cash and cash equivalents
Forward currency contract assets	21,800	—	21,800	—	Prepaid expenses and other current assets
Forward currency contract liabilities	21,527	—	21,527	—	Other current liabilities

	February 2, 2025	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$240,918	$240,918	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	76,848	—	76,848	—	Prepaid expenses and other current assets
Forward currency contract liabilities	74,638	—	74,638	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first three quarters of 2025.
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
During the first three quarters of 2025, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.
The Company classifies the cash flows at settlement of its forward currency contracts which are not designated in hedging relationships within operating activities in the consolidated statements of cash flows.
Quantitative disclosures about derivative financial instruments
The Company presents its derivative assets and derivative liabilities at their gross fair values within prepaid expenses and other current assets and other current liabilities on the consolidated balance sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. As of November 2, 2025, there were derivative assets of $21.8 million and derivative liabilities of $21.5 million subject to enforceable netting arrangements.

The notional amounts and fair values of forward currency contracts were as follows:

	November 2, 2025			February 2, 2025
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,314,000	$21,350	$—	$1,969,000	$74,908	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,555,024	450	21,527	2,167,657	1,940	74,638
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$21,800	$21,527		$76,848	$74,638
The forward currency contracts designated as net investment hedges outstanding as of November 2, 2025 mature on different dates between November 2025 and March 2026.
The forward currency contracts not designated in a hedging relationship outstanding as of November 2, 2025 mature on different dates between November 2025 and March 2026.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Third Quarter		First Three Quarters
	2025	2024	2025	2024
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$22,882	$16,538	$(41,276)	$49,250
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Third Quarter		First Three Quarters
	2025	2024	2025	2024
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$16,955	$13,423	$(51,042)	$44,194
Derivatives not designated in a hedging relationship	(25,762)	(20,260)	33,469	(49,298)
Net foreign currency exchange and derivative gains (losses)	$(8,807)	$(6,837)	$(17,573)	$(5,104)
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
Note 8. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	Third Quarter		First Three Quarters
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Net income	$306,835	$351,870	$992,312	$1,066,213
Basic weighted-average number of shares outstanding	$118,535	$122,697	$119,589	$124,471
Assumed conversion of dilutive stock options and awards	17	106	103	197
Diluted weighted-average number of shares outstanding	118,552	122,803	119,692	124,668
Basic earnings per share	$2.59	$2.87	$8.30	$8.57
Diluted earnings per share	$2.59	$2.87	$8.29	$8.55
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have, in effect, the same economic rights and share equally in undistributed net income. For the first three quarters of 2025 and 2024, 0.1 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On March 23, 2022, the Company's board of directors approved a stock repurchase program authorizing up to $1.0 billion of common shares, which was fully utilized during the first quarter of 2024.
Subsequently, the board of directors approved a new repurchase program authorizing up to $3.0 billion in aggregate, including $1.0 billion initially authorized on November 29, 2023, and additional $1.0 billion increases on May 29, 2024 and December 3, 2024. This program does not have an expiration date or require a minimum number of shares to be repurchased. Repurchases may be made on the open market at prevailing prices or through privately negotiated transactions, including under plans pursuant to Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and amount of repurchases will depend on market conditions, trading eligibility, and other factors. As of November 2, 2025, the remaining authorized amount available under the program, excluding commissions and excise taxes, was $0.7 billion.
During the first three quarters of 2025 and 2024, 3.5 million and 4.2 million shares, respectively, were repurchased at a total cost including commissions and excise taxes of $906.6 million and $1.3 billion, respectively.
Subsequent to November 2, 2025, and up to December 5, 2025, 0.6 million shares were repurchased at a total cost including commissions and excise taxes of $103.9 million.
Note 9. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	November 2, 2025	February 2, 2025
	(In thousands)
Inventories:
Inventories, at cost	$2,105,155	$1,526,055
Inventory provisions and reserves	(107,311)	(83,974)
	$1,997,844	$1,442,081

	November 2, 2025	February 2, 2025
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$155,207	$147,680
Forward currency contract assets	21,800	76,848
Other current assets	32,341	26,931
	$209,348	$251,459
Property and equipment, net:
Land	$77,202	$74,461
Buildings	28,301	27,655
Leasehold improvements	1,331,212	1,227,247
Furniture and fixtures	194,570	177,651
Computer hardware	215,891	202,479
Computer software	1,463,531	1,274,322
Equipment and vehicles	58,895	51,453
Work in progress	321,898	206,398
Property and equipment, gross	3,691,500	3,241,666
Accumulated depreciation	(1,739,488)	(1,461,049)
	$1,952,012	$1,780,617
Other non-current assets:
Cloud computing arrangement implementation costs	$182,687	$161,759
Security deposits	55,660	44,076
Other	36,216	32,006
	$274,563	$237,841
Accrued liabilities and other:
Accrued operating expenses	$209,334	$166,745
Forward currency contract liabilities	21,527	74,638
Sales return allowances	72,057	73,892
Accrued freight	38,129	53,121
Accrued duty	126,189	45,400
Accrued digital marketing	29,721	45,392
Accrued capital expenditures	28,732	36,690
Accrued rent	22,333	17,962
Sales tax collected	31,921	16,967
Other	41,212	28,656
	$621,155	$559,463
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

	Third Quarter 2025
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$1,733,382	$465,362	$367,176	$2,565,920	$—	$2,565,920
Product costs(2)	583,551	110,484	100,579	794,614	—	794,614
Other cost of sales(2)	167,970	55,702	65,916	289,588	55,802	345,390
Selling, general and administrative expenses	464,373	126,160	115,724	706,257	281,997	988,254
Amortization of intangible assets	—	—	—	—	1,776	1,776
Income from operations	$517,488	$173,016	$84,957	$775,461	$(339,575)	$435,886
Other income (expense), net						5,854
Income before income tax expense						$441,740

Supplemental information:
Depreciation and amortization(3)	$58,035	$9,573	$9,418	$77,026	$50,433	$127,459

	Third Quarter 2024
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$1,770,382	$318,338	$307,940	$2,396,660	$—	$2,396,660
Product costs(2)	518,202	73,164	80,881	672,247	—	672,247
Other cost of sales(2)	159,259	48,555	57,105	264,919	57,888	322,807
Selling, general and administrative expenses	437,982	86,019	101,192	625,193	284,634	909,827
Amortization of intangible assets	—	—	—	—	1,118	1,118
Income from operations	$654,939	$110,600	$68,762	$834,301	$(343,640)	$490,661
Other income (expense), net						13,743
Income before income tax expense						$504,404

Supplemental information:
Depreciation and amortization(3)	$51,726	$8,136	$8,151	$68,013	$45,586	$113,599

	First Three Quarters 2025
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$5,166,157	$1,226,361	$1,069,281	$7,461,799	$—	$7,461,799
Product costs(2)	1,579,844	284,518	299,292	2,163,654	—	2,163,654
Other cost of sales(2)	483,007	157,114	187,587	827,708	184,193	1,011,901
Selling, general and administrative expenses	1,377,093	305,588	343,346	2,026,027	856,756	2,882,783
Amortization of intangible assets	—	—	—	—	5,136	5,136
Income from operations	$1,726,213	$479,141	$239,056	$2,444,410	$(1,046,085)	$1,398,325
Other income (expense), net						27,377
Income before income tax expense						$1,425,702

Supplemental information:
Depreciation and amortization(3)	$163,975	$27,020	$26,704	$217,699	$144,004	$361,703

	First Three Quarters 2024
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$5,134,079	$936,313	$906,237	$6,976,629	$—	$6,976,629
Product costs(2)	1,494,392	213,386	251,815	1,959,593	—	1,959,593
Other cost of sales(2)	456,894	142,147	156,738	755,779	172,398	928,177
Selling, general and administrative expenses	1,293,587	231,317	288,241	1,813,145	811,067	2,624,212
Amortization of intangible assets	—	—	—	—	1,118	1,118
Income from operations	$1,889,206	$349,463	$209,443	$2,448,112	$(984,583)	$1,463,529
Other income (expense), net						55,020
Income before income tax expense						$1,518,549

Supplemental information:
Depreciation and amortization(3)	$143,876	$23,923	$22,064	$189,863	$123,068	$312,931
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

	Third Quarter		First Three Quarters
	2025	2024	2025	2024
	(In thousands)
United States	$1,380,973	$1,424,234	$4,158,499	$4,186,614
Canada	331,596	335,484	945,709	936,801
Mexico	20,813	10,664	61,949	10,664
Americas	1,733,382	1,770,382	5,166,157	5,134,079

China Mainland	465,362	318,338	1,226,361	936,313
Hong Kong SAR, Taiwan, and Macau SAR	46,463	41,050	138,201	125,349
People's Republic of China	511,825	359,388	1,364,562	1,061,662

Other geographic areas	320,713	266,890	931,080	780,888
	$2,565,920	$2,396,660	$7,461,799	$6,976,629
The following table disaggregates the Company's net revenue by category. Accessories and other categories is primarily composed of accessories, footwear, and lululemon Studio.

	Third Quarter		First Three Quarters
	2025	2024	2025	2024
	(In thousands)
Women's apparel	$1,644,952	$1,555,686	$4,727,445	$4,467,048
Men's apparel	596,241	551,430	1,765,627	1,644,653
Accessories and other categories	324,727	289,544	968,727	864,928
	$2,565,920	$2,396,660	$7,461,799	$6,976,629
The following table disaggregates the Company's net revenue by channel.

	Third Quarter		First Three Quarters
	2025	2024	2025	2024
	(In thousands)
Company-operated stores	$1,206,558	$1,210,523	$3,614,617	$3,496,661
E-commerce	1,066,750	944,777	3,020,733	2,761,201
Other channels	292,612	241,360	826,449	718,767
	$2,565,920	$2,396,660	$7,461,799	$6,976,629
Note 12. Legal Proceedings and Other Contingencies
In addition to the legal proceedings described below, the Company is, from time to time, involved in routine legal matters, and audits and inspections by governmental agencies and other third parties which are incidental to the conduct of its business. This includes legal matters such as initiation and defense of proceedings to protect intellectual property rights, employment claims, product liability claims, personal injury claims, and similar matters. The Company believes the ultimate resolution of any such legal proceedings, audits, and inspections is not reasonably likely to have a material adverse effect on its consolidated balance sheets, results of operations or cash flows; however litigation and regulatory matters are inherently uncertain, and it is possible that an adverse outcome in one or more matters could have a material impact in a particular reporting period. The Company has recognized immaterial provisions related to the expected outcome of legal proceedings.

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
Since November 4, 2024, six stockholder derivative complaints have been filed in the United States Court for the Southern District of New York: Bhavsar v. McDonald et al., No. 1:24-cv-08405; Muszynski v. McDonald et al., No. 1:24-cv-08507; Holtz v. McDonald et al., No. 1:24-cv-08572; Wong v. McDonald et al., No. 1:24-cv-08752; Kanaly v. McDonald et al., No. 1:24-cv-08839; and Wasserman v. McDonald et al., No. 1:25-cv-02793 (collectively, the "Derivative Actions."). The complaints in the Derivative Actions are generally based on the same allegations alleged in the securities action complaint and assert claims against certain of the Company’s current and former directors and officers for, among other things, alleged breaches of fiduciary duty and violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act. Certain of the Derivative Actions also assert claims based on alleged false and misleading statements during the period October 28, 2020 to April 25, 2024 relating to the Company’s "IDEA" program. The complaints seek, among other things, monetary damages and equitable relief on behalf of the Company, as well as an award of attorneys’ fees and costs. On May 15, 2025, plaintiff in Bhavsar v. McDonald et al. voluntarily dismissed the complaint and that action has been terminated. On August 1, 2025, the Derivative Actions were consolidated for all purposes under the caption In re lululemon athletica inc. Stockholder Derivative Litigation, Master File No. 1:24-cv-08507. The Derivative Actions are stayed pending a ruling on the motion to dismiss the securities class action.
Note 13. Subsequent Events
Subsequent to November 2, 2025, on December 11, 2025, the board of directors of lululemon and Calvin McDonald mutually agreed that Mr. McDonald will step down from his position as Chief Executive Officer, effective January 31, 2026. To support an orderly transition of his responsibilities, Mr. McDonald will continue with lululemon in a senior advisor capacity through March 31, 2026. Mr. McDonald is also stepping down as a member of lululemon's board of directors, effective January 31, 2026.
In connection with these changes, the board of directors appointed Marti Morfitt, currently serving as chair of the board of directors, to serve as executive chair, effective immediately. The board of directors also appointed Meghan Frank, lululemon's chief financial officer, and Andre Maestrini, lululemon's president and chief commercial officer, to serve as interim co-Chief Executive Officers, effective January 31, 2026, while lululemon conducts a search for a permanent CEO.
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
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2025 will end on February 1, 2026 and will be a 52-week year. Fiscal 2024 was a 53-week year and ended on February 2, 2025. Fiscal 2025 and fiscal 2024 are referred to as "2025," and "2024," respectively. The first three quarters of 2025 and 2024 ended on November 2, 2025 and October 27, 2024, respectively.

Components of this MD&A include:
•Overview
•Financial Highlights and Market Conditions and Trends
•Quarter-to-Date Results of Operations
•Year-to-Date Results of Operations
•Comparable Sales
•Non-GAAP Financial Measures
•Seasonality
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Operating Locations
We use comparable sales as a metric to evaluate the performance of our business. Due to the 53rd week in 2024, comparable sales are calculated on a one-week shifted basis such that the 13 or 39 weeks ended November 2, 2025 is compared to the 13 or 39 weeks ended November 3, 2024 rather than October 27, 2024. Refer to the Comparable Sales section of this MD&A for further information.
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
Financial Highlights
The summary below compares the third quarter of 2025 to the third quarter of 2024:
•Net revenue increased 7% to $2.6 billion.
•Comparable sales increased 1%, or 2% on a constant dollar basis.
–Americas comparable sales decreased 5%.
–China Mainland comparable sales increased 24%, or 25% on a constant dollar basis.
–Rest of World comparable sales increased 9%.
•Gross profit increased 2% to $1.4 billion.
•Gross margin decreased 290 basis points to 55.6%.
•Income from operations decreased 11% to $435.9 million.

•Operating margin decreased 350 basis points to 17.0%.
•Income tax expense decreased 12% to $134.9 million. Our effective tax rate for the third quarter of 2025 was 30.5% compared to 30.2% for the third quarter of 2024.
•Diluted earnings per share were $2.59 compared to $2.87 in the third quarter of 2024.
Market Conditions and Trends
Across all markets, our business continues to be negatively influenced by macroeconomic conditions, including trade policies, shifting consumer demand, inflation, foreign currency fluctuations, and geopolitical instability. These factors have had varying effects across our markets and are expected to continue to impact our business throughout 2025 and beyond.
While total net revenue increased during the third quarter of 2025, net revenue in the Americas decreased 2% and comparable sales in the Americas decreased 5%. We experienced lower average order value, conversion rates, and store traffic in the Americas, partially reflective of economic uncertainty, lower consumer confidence, changes in discretionary spending, and certain product categories experiencing lower demand.
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
The United States also approved the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, which removed the de minimis exemption for low value shipments imported into the United States in 2027. On July 30, 2025, the President of the United States issued an executive order removing the de minimis exemption for all countries beginning August 29, 2025.
These changes in the tariff landscape, including the de minimis removal, have a significant adverse effect on our business and results of operation. The countries from which we source the majority of our products are now subject to higher tariffs on imports into the United States. Further, the majority of our sales to U.S. e-commerce guests are currently fulfilled from distribution centers in Canada, and historically a significant proportion of these orders qualified for the de minimis exemption. The removal of this exemption increases the cost of fulfilling those orders. We are taking steps to mitigate the financial impact which includes vendor negotiations and selective price increases. These actions are not anticipated to fully offset the effect of higher tariffs and the removal of the de minimis exemption, and we anticipate a significant reduction in our gross margin and operating margin.
The impact of increased tariffs, net of mitigating activities, resulted in a reduction to income from operations for the first three quarters of 2025 of approximately $60 million. We estimate, based on the information available to us today, that increased tariffs, and the removal of the de minimis exemption, will reduce income from operations for 2025 by approximately $210 million, net of mitigation efforts.
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
Our updated forecasts, inclusive of the trends above, resulted in changes in the probability of achieving performance conditions of performance-based restricted stock units. Therefore, we recognized a reversal of stock-based compensation expense of $26.3 million during the second quarter of 2025.

Other Factors Affecting Our Business
Foreign currency fluctuations negatively impacted our financial results during the first three quarters of 2025, reducing net revenue growth by $15.4 million compared to the first three quarters of 2024. We expect ongoing exchange rate volatility to continue affecting our financial results.
The OBBBA includes, among other provisions, the permanent extension of certain provisions of the Tax Cuts and Jobs Act, the reinstatement of 100% bonus depreciation, the immediate expensing of qualifying research and development costs, and modifications to the international tax framework including changes to global intangible low-tax income, the base erosion and anti-abuse tax, and foreign derived intangible income. Based on our current evaluation of the legislation, we do not expect these tax law changes to have a material impact on our consolidated financial statements. We will continue to assess the potential impacts of OBBBA as additional regulatory guidance becomes available.
Quarter-to-Date Results of Operations: Third Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	Third Quarter
	2025	2024	2025	2024
	(In thousands)		(Percentage of net revenue)
Net revenue	$2,565,920	$2,396,660	100.0%	100.0%
Cost of goods sold	1,140,004	995,054	44.4	41.5
Gross profit	1,425,916	1,401,606	55.6	58.5
Selling, general and administrative expenses	988,254	909,827	38.5	38.0
Amortization of intangible assets	1,776	1,118	0.1	—
Income from operations	435,886	490,661	17.0	20.5
Other income (expense), net	5,854	13,743	0.2	0.6
Income before income tax expense	441,740	504,404	17.2	21.0
Income tax expense	134,905	152,534	5.3	6.4
Net income	$306,835	$351,870	12.0%	14.7%
Net Revenue

	Third Quarter
	2025	2024	2025	2024	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$1,733,382	$1,770,382	67.6%	73.9%	$(37,000)	(2)%	(2)%
China Mainland	465,362	318,338	18.1	13.3	147,024	46%	47%
Rest of World	367,176	307,940	14.3	12.8	59,236	19%	19%
Net revenue	$2,565,920	$2,396,660	100.0%	100.0%	$169,260	7%	7%
The increase in net revenue was primarily due to increased China Mainland and Rest of World net revenue, partially offset by decreased Americas net revenue. Global comparable sales increased 1%, or 2% on a constant dollar basis.

Gross Profit

	Third Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,425,916	$1,401,606	$24,310	1.7%

Gross margin	55.6%	58.5%	(290) basis points
The decrease in gross margin was primarily due to:
•a net decrease in product margin of 300 basis points, comprised of:
–a net decrease of 290 basis points primarily from higher tariffs as well as markdowns and credit card affiliate programs, partially offset by higher pricing and lower product costs; and
–an unfavorable impact of foreign currency exchange rates of 10 basis points.
•a net decrease in other cost of sales as a percentage of net revenue of 10 basis points, comprised of:
–a decrease in costs related to our product departments of 40 basis points; and
–an increase in occupancy and depreciation costs of 30 basis points.
Selling, General and Administrative Expenses

	Third Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$988,254	$909,827	$78,427	8.6%

Selling, general and administrative expenses as a % of net revenue	38.5%	38.0%	50 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $66.7 million, comprised of:
–an increase in employee costs of $28.2 million primarily due to increased salaries and wages expense for retail employees;
–an increase in variable costs of $15.1 million primarily due to increased distribution costs and higher credit card fees as a result of higher net revenue;
–an increase in digital marketing expenses of $9.5 million;
–an increase in technology costs of $5.2 million; and
–an increase in other operating costs of $8.7 million primarily due to increased depreciation and occupancy costs.
•a net increase in head office costs of $9.7 million, comprised of:
–an increase in brand and community expenses of $8.6 million;
–an increase in technology costs, including cloud computing amortization, of $6.4 million;
–an increase in depreciation of $4.2 million;
–a net decrease in employee costs of $7.7 million primarily due to decreased incentive compensation, partially offset by increased salaries and wages expense;
–a decrease in contractor, advisory, and professional services of $1.5 million; and
–a decrease in other head office costs of $0.3 million.

•an increase in net foreign currency exchange and derivative revaluation losses of $2.0 million.
Amortization of Intangible Assets

	Third Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$1,776	$1,118	$658	58.9%
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
Americas

	Third Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$1,733,382	$1,770,382	$(37,000)	(2.1)%
Product costs	583,551	518,202	65,349	12.6
Other cost of sales	167,970	159,259	8,711	5.5
Gross profit	981,861	1,092,921	(111,060)	(10.2)
Selling, general and administrative expenses	464,373	437,982	26,391	6.0
Segmented income from operations	$517,488	$654,939	$(137,451)	(21.0)%

Product margin	66.3%	70.7%	(440) basis points
Gross margin	56.6%	61.7%	(510) basis points
Selling, general and administrative expenses as a % of net revenue	26.8%	24.7%	210 basis points
Segmented income from operations as a % of net revenue	29.9%	37.0%	(710) basis points
The decrease in Americas net revenue was primarily due to a decrease in comparable sales, which decreased 5%. The decrease in comparable sales was primarily a result of a decrease in average order value, lower conversion rates, and reduced store traffic, partially offset by higher e-commerce traffic, which was partially driven by the impact of credit card affiliate programs. The decrease in comparable sales was partially offset by a $50.3 million increase from new or expanded company-operated stores and our other channels. We opened 11 net new company-operated stores in the Americas since the third quarter of 2024.
The decrease in gross margin was primarily due to lower product margin as well as higher occupancy costs and depreciation as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to increased employee costs, variable costs, and depreciation.

China Mainland

	Third Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$465,362	$318,338	$147,024	46.2%
Product costs	110,484	73,164	37,320	51.0
Other cost of sales	55,702	48,555	7,147	14.7
Gross profit	299,176	196,619	102,557	52.2
Selling, general and administrative expenses	126,160	86,019	40,141	46.7
Segmented income from operations	$173,016	$110,600	$62,416	56.4%

Product margin	76.3%	77.0%	(70) basis points
Gross margin	64.3%	61.8%	250 basis points
Selling, general and administrative expenses as a % of net revenue	27.1%	27.0%	10 basis points
Segmented income from operations as a % of net revenue	37.2%	34.7%	250 basis points
The increase in China Mainland net revenue was primarily due to an increase in comparable sales, which increased 24%, or 25% on a constant dollar basis. The increase in comparable sales was primarily a result of increased e-commerce traffic, partially driven by the timing of Singles Day events, partially offset by a decrease in average order value. The increase in China Mainland net revenue was also driven by a $46.6 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 27 new company-operated stores in China Mainland since the third quarter of 2024.
The increase in gross margin was primarily due to lower occupancy costs and depreciation as a percentage of net revenue, partially offset by lower product margin.
The increase in selling, general and administrative expenses was primarily due to increased marketing expenses, employee costs, variable costs, and technology costs.
Rest of World

	Third Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$367,176	$307,940	$59,236	19.2%
Product costs	100,579	80,881	19,698	24.4
Other cost of sales	65,916	57,105	8,811	15.4
Gross profit	200,681	169,954	30,727	18.1
Selling, general and administrative expenses	115,724	101,192	14,532	14.4
Segmented income from operations	$84,957	$68,762	$16,195	23.6%

Product margin	72.6%	73.7%	(110) basis points
Gross margin	54.7%	55.2%	(50) basis points
Selling, general and administrative expenses as a % of net revenue	31.5%	32.9%	(140) basis points
Segmented income from operations as a % of net revenue	23.1%	22.3%	80 basis points
The increase in Rest of World net revenue was primarily due to a $35.1 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened nine net new company-operated stores in Rest of World since the third quarter of 2024. The increase in Rest of World net revenue was also driven by an increase in comparable sales, which increased 9%. The increase in comparable sales was primarily a result of increased traffic.
The decrease in gross margin was primarily due to lower product margin and higher distribution center costs as a percentage of net revenue, partially offset by lower occupancy costs as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to higher employee costs and other operating and head office costs.

Corporate
Corporate expenses decreased $4.1 million to $339.6 million in the third quarter of 2025 compared to the third quarter of 2024. The net decrease was primarily due to lower employee costs driven by decreased incentive compensation as well as lower professional fees. The decrease in corporate expenses was partially offset by higher technology costs, depreciation, marketing expenses, as well as an increase in net foreign currency exchange and derivative losses of $2.0 million.
Other Income (Expense), Net

	Third Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$5,854	$13,743	$(7,889)	(57.4)%
The decrease in other income, net was primarily due to a decrease in interest income as a result of lower average cash balances and lower interest rates.
Income Tax Expense

	Third Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$134,905	$152,534	$(17,629)	(11.6)%

Effective tax rate	30.5%	30.2%	30 basis points
The increase in the effective tax rate was primarily due to adjustments upon the filing of income tax returns.
Net Income

	Third Quarter
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$306,835	$351,870	$(45,035)	(12.8)%
The decrease in net income was primarily due to an increase in selling, general and administrative expenses of $78.4 million and a decrease in other income (expense), net of $7.9 million, partially offset by an increase in gross profit of $24.3 million, and a decrease in income tax expense of $17.6 million.
Year-to-Date Results of Operations: First Three Quarters Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Three Quarters
	2025	2024	2025	2024
	(In thousands)		(Percentage of net revenue)
Net revenue	$7,461,799	$6,976,629	100.0%	100.0%
Cost of goods sold	3,175,555	2,887,770	42.6	41.4
Gross profit	4,286,244	4,088,859	57.4	58.6
Selling, general and administrative expenses	2,882,783	2,624,212	38.6	37.6
Amortization of intangible assets	5,136	1,118	0.1	—
Income from operations	1,398,325	1,463,529	18.7	21.0
Other income (expense), net	27,377	55,020	0.4	0.8
Income before income tax expense	1,425,702	1,518,549	19.1	21.8
Income tax expense	433,390	452,336	5.8	6.5
Net income	$992,312	$1,066,213	13.3%	15.3%

Net Revenue

	First Three Quarters
	2025	2024	2025	2024	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$5,166,157	$5,134,079	69.2%	73.6%	$32,078	1%	1%
China Mainland	1,226,361	936,313	16.4	13.4	290,048	31%	31%
Rest of World	1,069,281	906,237	14.3	13.0	163,044	18%	17%
Net revenue	$7,461,799	$6,976,629	100.0%	100.0%	$485,170	7%	7%
The increase in net revenue was primarily due to increased China Mainland and Rest of World net revenue. Americas net revenue also increased, and global comparable sales increased 1%.
Gross Profit

	First Three Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$4,286,244	$4,088,859	$197,385	4.8%

Gross margin	57.4%	58.6%	(120) basis points
The decrease in gross margin was primarily due to:
•a net decrease in product margin of 90 basis points, comprised of:
–a net decrease of 80 basis points primarily from higher tariffs as well as markdowns and credit card affiliate programs, partially offset by higher pricing, lower product costs, and lower damages; and
–an unfavorable impact of foreign currency exchange rates of 10 basis points.
•a net increase in other cost of sales as a percentage of net revenue of 30 basis points, comprised of higher occupancy and depreciation costs.
Selling, General and Administrative Expenses

	First Three Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$2,882,783	$2,624,212	$258,571	9.9%

Selling, general and administrative expenses as a % of net revenue	38.6%	37.6%	100 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $167.6 million, comprised of:
–an increase in employee costs of $77.3 million primarily due to increased salaries and wages expense for retail employees, partially offset by decreased incentive compensation;
–an increase in digital marketing expenses of $29.9 million;
–an increase in variable costs of $19.6 million primarily due to increased credit card fees and packaging costs as a result of higher net revenue; and
–an increase in technology costs of $10.9 million; and
–an increase in other operating costs of $29.9 million primarily due to increased depreciation and occupancy costs.

•an increase in head office costs of $78.5 million, comprised of:
–an increase in technology costs, including cloud computing amortization, of $26.5 million;
–an increase in brand and community expenses of $21.3 million;
–an increase in depreciation of $16.9 million;
–an increase in in contractor, advisory, and professional services of $10.9 million;
–an increase in other head office costs of $9.2 million; and
–a decrease in employee costs of $6.3 million primarily due to a reversal of stock-based compensation expense during the second quarter of 2025 due to a change in the probability of achieving performance conditions, partially offset by increased salaries and wages expense.
•an increase in net foreign currency exchange and derivative revaluation losses of $12.5 million.
Amortization of Intangible Assets

	First Three Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Amortization of intangible assets	$5,136	$1,118	$4,018	359.4%
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
Americas

	First Three Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$5,166,157	$5,134,079	$32,078	0.6%
Product costs	1,579,844	1,494,392	85,452	5.7
Other cost of sales	483,007	456,894	26,113	5.7
Gross profit	3,103,306	3,182,793	(79,487)	(2.5)
Selling, general and administrative expenses	1,377,093	1,293,587	83,506	6.5
Segmented income from operations	$1,726,213	$1,889,206	$(162,993)	(8.6)%

Product margin	69.4%	70.9%	(150) basis points
Gross margin	60.1%	62.0%	(190) basis points
Selling, general and administrative expenses as a % of net revenue	26.7%	25.2%	150 basis points
Segmented income from operations as a % of net revenue	33.4%	36.8%	(340) basis points
The increase in Americas net revenue was primarily due to a $163.9 million increase from new or expanded company-operated stores and our other channels. We opened 11 net new company-operated stores in the Americas since the third quarter of 2024. The increase in Americas net revenue was partially offset by a decrease in comparable sales, which decreased 3%. The decrease in comparable sales was primarily a result of lower conversion rates and reduced store traffic, partially offset by higher e-commerce traffic, which was partially driven by the impact of credit card affiliate programs.

The decrease in gross margin was primarily due to lower product margin as well as higher occupancy costs and depreciation as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to higher employee costs, marketing expenses, depreciation, and professional fees.
China Mainland

	First Three Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$1,226,361	$936,313	$290,048	31.0%
Product costs	284,518	213,386	71,132	33.3
Other cost of sales	157,114	142,147	14,967	10.5
Gross profit	784,729	580,780	203,949	35.1
Selling, general and administrative expenses	305,588	231,317	74,271	32.1
Segmented income from operations	$479,141	$349,463	$129,678	37.1%

Product margin	76.8%	77.2%	(40) basis points
Gross margin	64.0%	62.0%	200 basis points
Selling, general and administrative expenses as a % of net revenue	24.9%	24.7%	20 basis points
Segmented income from operations as a % of net revenue	39.1%	37.3%	180 basis points
The increase in China Mainland net revenue was primarily due to an increase in comparable sales, which increased 16%, or 17% on a constant dollar basis. The increase in comparable sales was primarily a result of increased e-commerce traffic, partially offset by a decrease in average order value. The increase in China Mainland net revenue was also driven by a $122.3 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 27 new company-operated stores in China Mainland since the third quarter of 2024.
The increase in gross margin was primarily due to lower occupancy costs and depreciation as a percentage of net revenue, partially offset by lower product margin.
The increase in selling, general and administrative expenses was primarily due to higher employee costs, marketing expenses, variable costs, and technology costs.
Rest of World

	First Three Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$1,069,281	$906,237	$163,044	18.0%
Product costs	299,292	251,815	47,477	18.9
Other cost of sales	187,587	156,738	30,849	19.7
Gross profit	582,402	497,684	84,718	17.0
Selling, general and administrative expenses	343,346	288,241	55,105	19.1
Segmented income from operations	$239,056	$209,443	$29,613	14.1%

Product margin	72.0%	72.2%	(20) basis points
Gross margin	54.5%	54.9%	(40) basis points
Selling, general and administrative expenses as a % of net revenue	32.1%	31.8%	30 basis points
Segmented income from operations as a % of net revenue	22.4%	23.1%	(70) basis points
The increase in Rest of World net revenue was primarily due to a $91.7 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened nine net new company-operated stores in Rest of World since the third quarter of 2024. The increase in Rest of World net revenue was also driven by an increase in comparable sales, which increased 9%, or 8% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by a decrease in average order value.

The decrease in gross margin was primarily due to higher distribution center costs as a percentage of net revenue and lower product margin, partially offset by lower occupancy costs as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to higher employee costs, marketing expenses, and variable costs.
Corporate
Corporate expenses increased $61.5 million to $1.0 billion in the first three quarters of 2025 compared to the first three quarters of 2024. The net increase was primarily due to higher technology costs, depreciation, marketing expenses, and professional fees. Corporate expenses also increased due to an increase in net foreign currency exchange and derivative losses of $12.5 million. The increase in corporate expenses was partially offset by lower employee costs driven by decreased incentive compensation.
Other Income (Expense), Net

	First Three Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$27,377	$55,020	$(27,643)	(50.2)%
The decrease in other income, net was primarily due to a decrease in interest income as a result of lower average cash balances and lower interest rates.
Income Tax Expense

	First Three Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$433,390	$452,336	$(18,946)	(4.2)%

Effective tax rate	30.4%	29.8%	60 basis points
The increase in the effective tax rate was primarily due to a decrease in tax benefits related to stock-based compensation and an increase in non-deductible expenses in international jurisdictions.
Net Income

	First Three Quarters
	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$992,312	$1,066,213	$(73,901)	(6.9)%
The decrease in net income was primarily due to an increase in selling, general and administrative expenses of $258.6 million and a decrease in other income (expense), net of $27.6 million, partially offset by an increase in gross profit of $197.4 million, and a decrease in income tax expense of $18.9 million.
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
Company-operated stores acquired as a result of the acquisition of the Mexico operations were considered comparable beginning October 2025 after 12 full fiscal months of sales from the date of acquisition. Prior to the acquisition, wholesale sales were made to a third party under a license and supply arrangement.
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

Constant Dollar Changes
The below changes in net revenue show the change compared to the corresponding period in the prior year. Due to the 53rd week in 2024, the below changes in comparable sales are calculated on a one-week shifted basis such that the 13 or 39 weeks ended November 2, 2025 is compared to the 13 or 39 weeks ended November 3, 2024 rather than October 27, 2024.

	Third Quarter 2025			First Three Quarters 2025
	Change	Foreign exchange changes	Change in constant dollars	Change	Foreign exchange changes	Change in constant dollars
Net Revenue
Americas	(2)%	—%	(2)%	1%	—%	1%
China Mainland	46	1	47	31	—	31
Rest of World	19	—	19	18	(1)	17
Total net revenue	7%	—%	7%	7%	—%	7%

Comparable sales(1)
Americas	(5)%	—%	(5)%	(3)%	—%	(3)%
China Mainland	24	1	25	16	1	17
Rest of World	9	—	9	9	(1)	8
Total comparable sales	1%	1%	2%	1%	—%	1%
__________
(1)Comparable sales includes comparable company-operated store and e-commerce net revenue.
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Our annual net revenue is typically weighted more heavily toward our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season in the Americas, while our operating expenses are generally more equally distributed throughout the year. As a result, a substantial portion of our operating profits are typically generated in the fourth quarter of our fiscal year. For example, we generated approximately 42% of our full year operating profit during the fourth quarter of 2024. Events predominantly impacting our international net revenue, such as those related to Lunar New Year and Singles Day, can fall in different fiscal quarters from year to year.
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

The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Three Quarters
	2025	2024	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$459,606	$871,323	$(411,717)
Investing activities	(489,057)	(575,214)	86,157
Financing activities	(938,996)	(1,328,510)	389,514
Effect of foreign currency exchange rate changes on cash and cash equivalents	19,973	(23,151)	43,124
Decrease in cash and cash equivalents	$(948,474)	$(1,055,552)	$107,078
Operating Activities
Net income decreased $73.9 million. The decrease in cash provided by operating activities was primarily due to a decrease in cash flows from changes in operating assets and liabilities of $354.5 million, primarily driven by the timing of income tax payments, accounts receivable, and inventory purchases, partially offset by changes in accrued compensation and the timing of accounts payable. The decrease in cash provided by operating activities was partially offset by increased depreciation, partially offset by lower stock-based compensation expense.
Investing Activities
The decrease in cash used in investing activities was primarily due to the acquisition of lululemon branded retail locations and operations run by a third party in Mexico during the third quarter of 2024, partially offset by increased capital expenditures. The increase in capital expenditures was primarily due to increased capital expenditures for company-operated stores in the Americas and e-commerce related technology systems, partially offset by a decrease in corporate and foundational supply chain infrastructure capital expenditures.
Financing Activities
The decrease in cash used in financing activities was primarily due to a decrease in our stock repurchases. During the first three quarters of 2025, we repurchased 3.5 million shares at a total cost including commissions and excise taxes of $906.6 million. During the first three quarters of 2024, we repurchased 4.2 million shares at a total cost including commissions and excise taxes of $1.3 billion. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
Liquidity Outlook
We believe that our cash and cash equivalent balances, cash generated from operations, and borrowings available to us under our committed revolving credit facility will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Our ability to access borrowings under the credit facility depends on our ongoing compliance with the covenants in the credit agreement, and a failure to maintain such compliance could adversely affect our liquidity. Our cash from operations may be negatively impacted by a decrease in demand for our products, as well as the other factors described in "Item 1A. Risk Factors". In addition, we may make discretionary capital improvements with respect to our stores, distribution facilities, headquarters, or systems, or we may repurchase shares under an approved stock repurchase program, which we would expect to fund through the use of cash, issuance of debt or equity securities or other external financing sources to the extent we were unable to fund such expenditures out of our cash and cash equivalents and cash generated from operations.

The following table includes certain measures of our liquidity:

November 2, 2025
(In thousands)
Cash and cash equivalents	$1,035,862
Working capital(1) excluding cash and cash equivalents	1,045,620
Capacity under committed revolving credit facility	592,964
_________
(1)Working capital is calculated as current assets of $3.9 billion less current liabilities of $1.8 billion.
We enter into standby letters of credit and guarantee to secure certain of our obligations, including leases, taxes, and duties. As of November 2, 2025, letters of credit and guarantee totaling $15.0 million had been issued, including $7.0 million under our committed revolving credit facility.
Our existing Americas credit facility provides for $600.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of October 15, 2030. As of November 2, 2025, no borrowings were outstanding under this facility other than letters of credit and guarantee of $7.0 million. Further information regarding our credit facilities and associated covenants is outlined in Note 3. Revolving Credit Facilities included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of November 2, 2025 was $2.0 billion, an increase of 11% from October 27, 2024.
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
Our critical accounting policies, estimates, and judgments are discussed within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Annual Report on Form 10-K filed with the SEC on March 27, 2025.

Operating Locations
Our company-operated stores by market as of November 2, 2025 and February 2, 2025 are summarized in the table below.

Number of company-operated stores by market	November 2, 2025	February 2, 2025
United States	378	374
Canada	72	71
Mexico	20	17
Americas	470	462

China Mainland	165	151

Australia	34	33
South Korea	21	20
Hong Kong SAR	11	10
Japan	10	10
Singapore	9	7
New Zealand	8	8
Taiwan	7	8
Malaysia	5	5
Thailand	5	4
Macau SAR	2	2
APAC	112	107

United Kingdom	20	19
Germany	9	9
France	6	6
Ireland	4	4
Spain	3	3
Netherlands	2	2
Sweden	2	2
Italy	1	—
Norway	1	1
Switzerland	1	1
EMEA	49	47

Total company-operated stores	796	767

Retail locations operated by third parties by market as of November 2, 2025 and February 2, 2025 are summarized in the table below.

Number of retail locations operated by third parties by market	November 2, 2025	February 2, 2025
United Arab Emirates	12	10
Saudi Arabia	9	8
Israel	8	7
Kuwait	4	4
Qatar	4	4
Belgium	2	—
Turkey	2	—
Bahrain	1	1
Denmark	1	—
Total locations operated by third parties under license and supply arrangements	43	34
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Translation Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. As a result of the fluctuation in exchange rates compared to the U.S. dollar our revenue was $15.4 million lower in the first three quarters of 2025 in comparison to the first three quarters of 2024.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income (loss) within stockholders' equity. A significant portion of our net assets are held by our Canadian dollar subsidiary. We enter into forward currency contracts in order to hedge a portion of the foreign currency exposure associated with the translation of our net investment in our Canadian subsidiary. During the first three quarters of 2025, the impact to other comprehensive loss of translation of our Canadian subsidiaries was a reduction in the loss of $29.4 million, inclusive of net investment hedge gains.
Transaction Risk. We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. We also hold cash and cash equivalents and other monetary assets in currencies that are different to the functional currency of our subsidiaries. As of November 2, 2025, we had certain forward currency contracts outstanding in order to economically hedge the foreign currency revaluation gains and losses recognized by our foreign subsidiaries, including our Canadian and Chinese subsidiaries, on their monetary assets and liabilities denominated in currencies other than their functional currency.
We perform a sensitivity analysis to determine the market risk exposure associated with the fair values of our forward currency contracts. The net fair value of outstanding derivatives as of November 2, 2025 was an asset of $0.3 million. As of November 2, 2025, a 10% depreciation in the U.S. dollar against the hedged currencies would have resulted in the net fair value of outstanding derivatives depreciating by $17.0 million. The hypothetical change in the fair value of the forward currency contracts would have been substantially offset by a corresponding but directionally opposite change in the underlying hedged items.
The net fair value of our outstanding forward currency contracts declined as of November 2, 2025 compared to February 2, 2025 primarily due to foreign currency exchange rate movement on the derivative financial instruments.
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

Interest Rate Risk
Our committed revolving credit facility provides us with available borrowings in an amount up to $600.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of November 2, 2025, there were no borrowings outstanding under this facility other than letters of credit and guarantee of $7.0 million. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. As of November 2, 2025, we held cash and cash equivalents of $1.0 billion. Interest generated on cash balances is subject to variability as interest rates increase or decrease.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of November 2, 2025. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of November 2, 2025, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended November 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 12. Legal Proceedings and Other Contingencies included in Item 1 of Part I of this report and in our 2024 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, employment claims, product liability claims, personal injury claims, and similar matters. We believe the ultimate resolution of any such current proceeding is not reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.
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
In December 2025, we announced that our Chief Executive Officer will step down effective January 31, 2026, and appointed interim co-Chief Executive Officers to lead during a transition period while we conduct a search for a permanent Chief Executive Officer. In addition, one of our other senior executives recently resigned. These changes may create uncertainty and divert management’s attention and resources. We may not identify or attract a permanent successor on a timely basis, and a prolonged search could extend uncertainty and heighten the risks described in this paragraph. Our interim leadership model may not align with expectations of employees, vendor partners, or other external stakeholders, and could negatively affect our operations, strategic initiatives, employee engagement, and retention. These changes may also lead to negative public perception, including among consumers and our brand community. Any resulting disruption could have a material adverse impact on our business, financial performance, or the market price of our stock.
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
The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources or technical sophistication to anticipate, detect, or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, despite taking measures to safeguard our information security and privacy environment from security breaches, our customers and our business could still be exposed to risk. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Advances in artificial intelligence and other computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber-attacks may also have the potential to impact our customers' shopping experience or decrease activity on our websites by making them more difficult to use or requiring website downtime.
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
We are increasingly dependent on networks, technology systems, and third parties to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. The failure of our technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. Our technology systems, websites, and operations of third parties on whom we rely, may encounter damage, slowdown, or disruption including complete outages caused by a failure to successfully upgrade systems, system failures, viruses, computer "hackers", natural disasters, or other causes. These could cause information, including data related to guest orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of products to our stores and guests or lost sales, which could reduce demand for our products and cause our sales to decline. The concentration of our primary offices, several of our distribution centers, and a number of our stores along the west coast of North America could amplify the impact of a natural disaster occurring in that area to our business, including to our technology systems. In addition, if changes in technology cause our information systems to become obsolete, we do not effectively leverage artificial intelligence, or if our information systems are inadequate to handle our growth, we could lose guests. We have limited back-up systems and redundancies, and our technology systems and websites have experienced system failures and electrical outages in the past which have disrupted our operations. Any significant disruption in our technology systems or websites could harm our reputation and credibility, and could have a material adverse effect on our business, financial condition, and results of operations.
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
As a result of the increased tariffs since April 2025, the cost of inventory in the United States has increased. The United States also eliminated the de minimis duty-free exemption for certain shipments effective May 2, 2025, and an Executive Order extends this elimination globally beginning August 29, 2025, with legislation enacted to repeal the statutory exemption entirely by July 1, 2027. The countries from which we source the majority of our products are now subject to higher tariffs on imports into the United States. Further, the majority of our sales to U.S. e-commerce guests are currently fulfilled from distribution centers in Canada, and historically a significant proportion of these orders qualified for the de minimis exemption. The removal of this exemption increases the cost of fulfilling those orders. As a result, more shipments are now subject to duties, taxes, and customs procedures, which increased product costs during the third quarter of 2025, and which we expect to continue in the fourth quarter of 2025 and into 2026 and beyond. We are taking steps designed to mitigate some of the financial impact, although we expect the tariff and de minimis changes to adversely affect product costs, gross profit, and income from operations.
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
We engage in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect the accurate economic allocation of profit and that proper transfer pricing documentation is in place, the profit allocation and transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. At the end of 2020, our bilateral Advance Pricing Arrangement ("APA") with the Internal Revenue Service and the Canada Revenue Agency expired.

This APA stipulated the allocation of certain profits between the U.S. and Canada. During 2020, we entered into bilateral negotiations with the Internal Revenue Service ("IRS") and Canada Revenue Agency ("CRA") to renew the APA, and in October 2025, we were notified by the CRA they have withdrawn from the APA process. We continue to apply the transfer pricing methodology that was outlined in the withdrawn APA for the years 2021 through 2025, but this methodology may be subject to audit, and which could result in a change to the profit allocation and impact our effective tax rate. We are also in the process of negotiating an APA with China Mainland's State Tax Administration and any final agreed upon terms and conditions thereof could impact our effective tax rate.
Current economic and political conditions make tax rules in any jurisdiction, including the United States, Canada, and China Mainland, subject to significant change. Changes in applicable U.S., Canadian, Chinese, or other international tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act, and in 2020 with the passage of the Coronavirus Aid, Relief, and Economic Security Act. Certain provisions of the One Big Beautiful Bill Act that was passed on July 4, 2025 and the Inflation Reduction Act passed in 2022, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development's Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions in the future.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the third quarter of 2025 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 4, 2025 - August 31, 2025	360,321	$193.83	360,321	$789,070,467
September 1, 2025 - October 5, 2025	—	—	—	789,070,467
October 6, 2025 - November 2, 2025	681,488	174.86	681,488	669,908,605
Total	1,041,809		1,041,809
__________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of 2025.
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
The following table provides information regarding our purchases of shares of our common stock during the third quarter of 2025 related to our Employee Share Purchase Plan:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 4, 2025 - August 31, 2025	17,719	$200.83	17,719	4,175,105
September 1, 2025 - October 5, 2025	21,334	168.88	21,334	4,153,771
October 6, 2025 - November 2, 2025	19,685	173.60	19,685	4,134,086
Total	58,738		58,738
_________
(1)Monthly information is presented by reference to our fiscal periods during our third quarter of 2025.
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
During the third quarter of 2025, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, effective September 2, 2025, between lululemon athletica inc. and Ranju Das	X

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Denotes a compensatory plan, contract, or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Chief Financial Officer
(principal financial and accounting officer)
Dated: December 11, 2025