Form 10-K
period 2026-02-01
lululemon athletica inc.
filed 2026-03-17
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________

 Form 10-K
_______________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on August 1, 2025 was approximately $17,576,000,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on August 1, 2025. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers, directors, and owners of 10% or more of the outstanding voting stock of the registrant on August 1, 2025.
Common Stock: As of March 11, 2026, there were 110,482,671 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares: As of March 11, 2026, (1) there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock; (2) there were outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.
_______________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Special Note Regarding Forward-Looking Statements
This annual report and some documents incorporated by reference include estimates, projections, statements relating to our business plans, objectives, and expected operating results that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "anticipates," "believes," "estimates," "may," "intends," "expects," and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found under "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in other sections of this report. These statements are inherently uncertain as they are based on our expectations and assumptions concerning future events, and may turn out to be inaccurate. We have based these statements largely on our current expectations and projections that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Accordingly, they may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under "Item 1A. Risk Factors" and elsewhere in this report. The future events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by these forward-looking statements. All forward-looking statements in this report are made as of, and are based on information available to us, as of the date hereof, and we assume no obligation to update any forward-looking statement.
This report references websites and other materials available on such websites. The information contained on, or accessible through, these websites is not incorporated by reference into, and does not form a part of, this report or any other report or document we file with the SEC, and any references to websites are intended to be inactive textual references only.
ITEM 1. BUSINESS
General
lululemon athletica inc. is principally a designer, distributor, and retailer of technical athletic apparel, footwear, and accessories. Our vision is to create transformative products and experiences that build meaningful connections, unlocking greater possibility and wellbeing for all. Since our inception, we have fostered a distinctive corporate culture; we promote a set of core values in our business which include taking personal responsibility, acting with courage, valuing connection and inclusion, and choosing to have fun. These core values attract passionate and motivated employees who are driven to achieve personal and professional goals, and share our purpose "to elevate human potential by helping people feel their best."
In this Annual Report on Form 10-K for the fiscal year ended February 1, 2026, lululemon athletica inc. (together with its subsidiaries) is referred to as "lululemon," "the Company," "we," "us," or "our." We refer to the fiscal year ended February 1, 2026 as "2025," the fiscal year ended February 2, 2025 as "2024." Our next fiscal year ends on January 31, 2027 and is referred to as "2026."
Components of this discussion of our business include:
•Our Products
•Our Markets and Segments
•Integrated Marketing
•Product Design and Development
•Sourcing and Manufacturing
•Distribution Facilities
•Competition
•Seasonality
•Human Capital
•Intellectual Property
•Securities and Exchange Commission Filings

Our Products
We offer a comprehensive line of technical athletic apparel, footwear, and accessories marketed under the lululemon brand. Our apparel assortment includes:
•Pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other activities;
•Apparel designed for being on the move; and
•Fitness-inspired accessories.
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
During 2025, our women's, men's, and accessories and other categories represented 63%, 24%, and 13% of net revenue, respectively. Our strategy within these categories include:
•Women's - Our women's range remains core to our business, and we continue to innovate in bringing new performance fabrics and styles to attract and retain our guests;
•Men's - Our men's range is a key pillar of our strategic growth plans. We believe net revenue from our men's range is growing as more guests discover the technical rigor and premium quality of our men's products, and are attracted by our distinctive brand; and
•Accessories and other categories - We continue to innovate and introduce new product categories and expand our accessories assortment. We believe this is another way in which we can attract new guests and enable them to experience our products.
Our Markets and Segments
We operate in 30 countries around the world and organize our operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA").
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
•Buy online pick up in store - guests can purchase our products via our website or digital app and then collect that product from a retail location;
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
We operate a combination of physical retail locations and e-commerce services via our websites, other region-specific websites, third-party online marketplaces, and mobile apps. Our physical retail locations remain a key part of our growth strategy and we view them as a valuable tool in helping us build our brand and product line as well as enabling our omni-channel capabilities. We plan to continue to expand square footage and open new company-operated stores to support our growth objectives.
Americas
We have operated in the Americas for over 25 years. We opened our first ever store in Vancouver, Canada in 1998. In 2025, the net revenue we generated in the Americas represented 71% of our total net revenue.

	2025	2024
	(In thousands)
Net revenue	$7,847,044	$7,928,156

Net revenue change	(1.0)%	3.9%
Our operations in the Americas are core to our business and we aim to maintain and grow our net revenue in this market through ongoing product innovation by increasing new style penetration, as well as improving our localized assortment by store and by market. We continue to build brand awareness through a product activation strategy which is aligned with our new product innovation, including leveraging our ambassadors. We also plan to continue to invest in our digital and omni-channel capabilities, relocate, optimize, and renovate our existing locations to reflect our updated store design, as well as strategically expand in certain markets through new store openings.
We generate net revenue in the Americas through our lululemon branded retail locations which include different sizes of company-operated stores, outlets, pop-ups, and other temporary locations. We also serve our guests via our e-commerce website www.lululemon.com, our mobile app, our “Like New” re-commerce program, and through certain wholesale arrangements including fitness studios, athletic organizations, corporate sales, university campus retailers, and other organizations that we partner with to sell co-branded lululemon products.
On September 10, 2024, we acquired the lululemon branded retail locations and operations in Mexico previously run by a third-party licensee.
China Mainland
We have operated in China for over a decade, opening our first store in China Mainland in fiscal 2014. In 2025, the net revenue we generated in China Mainland represented 16% of our total net revenue.

	2025	2024
	(In thousands)
Net revenue	$1,754,799	$1,361,337

Net revenue change	28.9%	41.3%
We have experienced net revenue growth in China Mainland and believe that as we continue to expand our operations and build our brand awareness, net revenue will continue to increase in this market. We continue to invest in brand building in our China Mainland segment, and our increased penetration of new product is also expected to drive revenue growth in China Mainland. We believe China Mainland net revenue growth will drive an increase in our overall international net revenue. We plan to continue to invest in China Mainland and expect the most company-operated store openings in 2026 to be in this market.
We operate lululemon branded retail locations in China Mainland in a variety of different formats including different sizes of company-operated stores, outlets, pop-ups, and other temporary locations. We also serve our guests via our WeChat store and on third-party online marketplaces.
Rest of World
In 2025, the net revenue we generated in APAC and EMEA represented 13% of our total net revenue.

	2025	2024
	(In thousands)
Net revenue	$1,500,757	$1,298,633

Net revenue change	15.6%	26.8%
We have experienced net revenue growth in APAC and EMEA and intend to continue to invest in these markets to build brand awareness, including leveraging global ambassadors. Where we identify growth opportunities, we plan to open new retail locations, including new EMEA and APAC markets in which we identify growth opportunities.
We operate lululemon branded retail locations in these markets in a variety of different formats including different sizes of company-operated stores, outlets, pop-ups, and stores operated by third parties under license and supply arrangements. We also serve our guests via our country specific websites, our mobile app, and through regional third-party online marketplaces.
Our Selling Channels
We have a number of different channels in each market:
Company-operated stores: In addition to serving as a venue to sell our products, our stores give us a direct connection to our guests, which we view as a valuable tool in helping us build our brand and product lines as well as enabling our omni-channel capabilities. Our retail stores are located primarily on street locations, in lifestyle centers, and in malls. Our sales per square foot were $1,426 and $1,574 for 2025 and 2024, respectively.

Number of company-operated stores by market	February 1, 2026	February 2, 2025
United States	379	374
Canada	71	71
Mexico	26	17
Americas	476	462

China Mainland	172	151

Number of company-operated stores by market	February 1, 2026	February 2, 2025

Australia	34	33
South Korea	22	20
Hong Kong SAR	11	10
Japan	10	10
Singapore	9	7
New Zealand	8	8
Taiwan	7	8
Malaysia	5	5
Thailand	5	4
Macau SAR	3	2
APAC	114	107
United Kingdom	20	19
Germany	9	9
France	6	6
Ireland	4	4
Spain	3	3
Netherlands	2	2
Sweden	2	2
Italy	1	—
Norway	1	1
Switzerland	1	1
EMEA	49	47
Rest of World	163	154

Total company-operated stores	811	767
E-commerce: We believe e-commerce is convenient for our guests and also allows us to reach and serve guests in markets beyond where our physical retail locations are based. We believe this channel is effective in building brand awareness, especially in new markets. We serve our guests via our e-commerce websites, other country and region-specific websites, third-party online marketplaces, and mobile apps. E-commerce net revenue includes our buy online pick up in store, back-back room, and ship from store omni-channel retailing capabilities.
Other channels: We also use certain other distribution channels, generally with the goal of building brand awareness and providing broader access to our products. These other channels include:
•Temporary locations - Our seasonal stores and pop-ups are typically opened for a short period of time, enabling us to serve guests during peak shopping periods in markets where we do not ordinarily have a physical location, or to expand access in markets where we see high demand at our existing locations.
•Wholesale - We sell to partners that offer convenient access for both core and new guests, including fitness studios, athletic organizations, corporate sales, university campus retailers, and other organizations that we partner with to sell co-branded lululemon products.
•Outlets - We utilize outlets to sell slower moving inventory and inventory from prior seasons at discounted prices. As of February 1, 2026, we operated 58 outlets, the majority of which were in the Americas.
•Like New - Our re-commerce program allows guests to exchange their gently used lululemon products for merchandise credit. Those products are then verified and quality checked before being resold online at likenew.lululemon.com. We believe this program is a component of our circular ecosystem.
•License and supply arrangements - We have license and supply arrangements with third parties that we enter into when we believe it will be beneficial to partner with third parties with significant experience and proven success in certain target markets. Under these arrangements we have granted third parties the right to operate lululemon branded retail locations and to sell lululemon products on websites in specific countries.

Number of retail locations operated by third parties by market	February 1, 2026	February 2, 2025
United Arab Emirates	13	10
Saudi Arabia	9	8
Israel	8	7
Kuwait	4	4
Qatar	4	4
Turkey	3	—
Belgium	2	—
Bahrain	1	1
Denmark	1	—
Total locations operated by third parties under license and supply arrangements	45	34
Integrated Marketing
We believe we have an opportunity to expand our brand awareness and familiarity across many activities and categories including yoga, pilates, running, training, golf, and tennis. We have designed a multi-faceted strategy leveraging what guests know us for; our products, community, and experiences we create across stores and online. This strategy leverages owned and paid channels, our ambassador network, events, and content – to drive awareness, consideration, engagement, conversion, and ultimately loyalty at the global, regional, and local levels.
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
Our team works closely with our suppliers to incorporate the latest in technical innovation and advanced fabric, bringing particular specifications to our products. We partner with independent inspection, verification, and testing companies, who conduct a variety of tests on our fabrics, testing performance characteristics including pilling, shrinkage, abrasion resistance, and colorfastness. We develop proprietary fabrics and collaborate with leading fabric and trims suppliers to manufacture fabrics and trims that we generally seek to protect through agreements, trademarks, and as trade-secrets.
Sourcing and Manufacturing
We obtain our fabrics and produce our products through a limited number of suppliers. We do not own or operate any manufacturing facilities. The following presents information about our vendor distribution based on cost:
•Product manufacturing - We work with approximately 51 vendors, five of which produced 47% of our products in 2025, with the largest manufacturer producing 15%. During 2025, 40% of our products were manufactured in Vietnam, 18% in Cambodia, 11% in Sri Lanka, 11% in Indonesia, and 7% in Bangladesh, and the remainder in other regions.
•Fabrics - We work with a group of approximately 65 fabric suppliers. In 2025, 48% of our fabrics were produced by our top five fabric suppliers, with the largest manufacturer producing 20%. During 2025, 34% of our fabrics originated from Taiwan, 29% from China Mainland, 10% from South Korea, and 10% from Vietnam, and the remainder from other regions.
•Other raw materials - We also source other raw materials which are used in our products, including content labels, elastics, buttons, clasps, and drawcords from suppliers located predominantly in APAC and China Mainland.
We have long-standing relationships with many of our vendors and work closely with them to ensure a shared commitment to quality and ethical standards. We do not, however, have any long-term contracts with the majority of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, and production. Our product quality and sustainability teams closely assess and monitor each supplier's compliance with applicable laws and our Vendor Code of Ethics, using leading inspection and verification firms.
Distribution Facilities
We operate and distribute finished products from our distribution facilities in the United States, Canada, and Australia, where we own our distribution center in Groveport, Ohio, and lease other distribution facilities. In our other markets we utilize third-party logistics providers to operate, warehouse, and distribute finished products from their warehouse locations. We regularly evaluate our distribution infrastructure and consolidate or expand our distribution capacity as we believe appropriate for our operations and to meet anticipated needs.
Competition
Competition in the athletic apparel industry is based principally on brand image and recognition as well as product quality, innovation, style, distribution, and price. We believe we successfully compete on the basis of our premium brand image, our technical product innovation, and our commitment to creating highest quality product for our guests. We also believe our ability to introduce new product innovations, combine function and style, and connect through in-store, online, and community experiences can set us apart from our competition. In addition, we believe our vertical retail distribution strategy and community-based marketing differentiates us further, allowing us to more effectively control our brand image and connect with our guests.
The market for athletic apparel is highly competitive. It includes increasing competition from established companies that are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We are in direct competition with global as well as regional and country-specific wholesalers and direct sellers of athletic apparel and footwear.
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Net revenue is typically larger during our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season in the Americas, while our operating expenses are generally more equally distributed throughout the year. As a result, a substantial portion of our operating profits are typically generated in the fourth quarter of our fiscal year. For example, we generated approximately 37% of our full year operating profit during the fourth quarter of 2025. Events predominantly impacting our international net revenue, such as those related to Lunar New Year and Singles Day, can fall in different fiscal quarters from year to year.
Human Capital
In 2025, we launched Impact Agenda 2030, which sets out our vision, strategy, and set of goals to guide our impact work, and is composed of two pillars - People and Planet. Details can be found on our website.
The People pillar of our Impact Agenda focuses on wellbeing for our employees, supply chain, and community.
Employee Wellbeing
We believe our people are fundamental to our business. We strive to create a workplace where individuals feel respected and valued, and have the resources and support to grow and thrive. Our goal is to elevate employee wellbeing through a culture of high performance and high care, which we believe leads to higher employee retention and productivity.
We have an ongoing feedback approach to gain insights into our workforce composition and gather measurable data on employees' feelings of engagement, inclusion, and belonging. We regularly review our policies, programs, and practices to help ensure they support a fair and inclusive workplace. We also see strong engagement across our global employee base for inclusion-focused education and training, which helps us reflect a variety of perspectives and better meet the needs of the communities we serve.
We strive to maintain equal pay within our global employee population, meaning equal pay for equal work by geography. We have achieved gender pay equity globally and full pay equity in the United States and have continued to maintain it based on periodic analysis.(1)
(1) We define full pay equity as including gender and race. Our analyses are point-in-time and may vary as workforce composition and roles evolve.

As of February 1, 2026, we had approximately 39,000 employees worldwide.
We understand that health and wealth programs need to offer choice at all stages of life. Our current offerings include, among other things:
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
•Reimbursement programs that support physical activity;
•A parenthood program that provides all eligible employees up to six months of paid leave;
•An employee assistance program which provides free confidential support to all our employees and their families in a variety of areas including mental wellbeing, financial services, and advice for new parents; and
•Training and development of all of our employees including, but not limited to, vision and goals, leadership development, coaching and mentorship programs, global internships, and our Impact Fellowship program that connects employees with non-profit partners.
Supply Chain Wellbeing
We strive to work with suppliers that share our values and collaborate with us to uphold ethical standards, address systemic challenges, and support the wellbeing of workers in the supply chain. Our Responsible Supply Chain program is built on three pillars:
•Monitoring - Assessing and, in collaboration with suppliers, improving working conditions in facilities.
•Integration - Integrating responsible purchasing practices across key lululemon strategies, processes, and tools.
•Collaboration - Working with multi-stakeholder organizations, industry, and suppliers to support systemic change and impact.
Our Vendor Code of Ethics outlines our expectations of suppliers, and our policies are informed by international human and labor rights standards and guidelines. We approve new suppliers and facilities only after determining that they meet, in all material respects, the requirements of our New Vendor Approval Process, which evaluates adherence to worker rights and labor practices as outlined by the Vendor Code of Ethics, environmental practices, and core business factors such as quality, sourcing, and production at the facility level.

Our Responsible Recruitment & Employment Standard sets out the minimum requirements for the recruitment, selection, hiring, and management of migrant workers by or on behalf of our vendors, their service providers, and labor recruiters.
Community Wellbeing
We aim to foster mental health and wellbeing through movement and mindfulness. During 2025, we achieved our goal to invest a total of $75.0 million to advance equity in wellbeing.
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
Securities and Exchange Commission Filings
We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission, or the SEC, through our website www.lululemon.com, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. Also available on our website are printable versions of our Global Code of Business Conduct and Ethics and charters of the standing committees of our board of directors. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this annual report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-K, the following risk factors should be considered in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected as a result of any of the progression, resultant effects, or outcome of these risks.
Risks related to our business and industry
Our success depends on our ability to maintain our brand value and reputation.
The lululemon name is integral to our business and our expansion strategies. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality product, and guest experience. Our brand positioning, products, and marketing efforts may not be considered distinct, culturally relevant, or desirable to guests, employees, and other stakeholders.
Our brand and reputation could be adversely affected by negative publicity, if we fail to deliver innovative and high-quality products acceptable to our guests, or if we face or mishandle a product recall, which could be amplified by social media. Our reputation could also be impacted by adverse publicity, whether or not valid, regarding allegations that we, or persons currently or previously associated with us, have violated laws or regulations, including but not limited to those related to safety, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cybersecurity. Certain activities on the part of stakeholders, including nongovernmental organizations and governmental institutions, could cause reputational damage, distract senior management, and disrupt our business. Additionally, while we devote considerable effort and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.
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
We may fail to acknowledge or react appropriately to the entry or growth of a viable competitor or disruptive force, and could struggle to continue to innovate, differentiate, and sustain the value of our brand. Our brand presence and visibility in certain markets may encourage some guests to try or migrate to emerging competitors.
In addition, because we hold limited patents and exclusive intellectual property rights in the technology, fabrics or processes underlying our products, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrication techniques, and styling similar to ours. Even when these products infringe our intellectual property rights, we may not be able to identify all infringing parties, enforce our rights effectively, or obtain timely and meaningful relief. If "dupe" or imitation products proliferate, whether through traditional retail channels or social media-driven trends, and lead consumers to perceive less differentiation between our products and lower-priced alternatives, our ability to maintain our brand premium, drive net revenue growth, and sustain our profitability could be adversely affected.
If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and differentiated products, we may not be able to maintain or increase our sales and profitability.
Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer preferences on a timely basis and effectively. Our products are subject to changing consumer preferences that cannot be anticipated with certainty. If we are unable to introduce new products or technologies on a timely basis, or if our new offerings are not accepted by guests, competitors may introduce similar products more quickly, which could undermine our goal to be viewed as a leader in technical athletic apparel innovation. Our new products may not meet consumer needs and consumer preferences could shift rapidly to different types of athletic apparel or away from the types of products we make altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Our failure to anticipate and respond effectively to changing consumer preferences could lead to, among other things, lower sales, lower margins, and excess inventory levels. We may not have or successfully leverage relevant data to effectively understand and react to consumer preferences and expectations. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.
If any of our products have manufacturing or design defects or are otherwise unacceptable to us or our guests, our business could be harmed.
We have occasionally received, and may in the future receive, product shipments that fail to comply with our specifications or conform to our quality standards. We have also received, and may in the future receive, products that are otherwise unacceptable to us or our guests, including if they fail to meet quality, performance, and fit expectations. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are sold, our guests could lose confidence in our products, we could face a product recall, we could have regulatory exposure, and our results of operations could suffer and our business, reputation, and brand could be harmed.
The hardware previously sold by our lululemon Studio subsidiary, as well as services currently offered, can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by lululemon Studio, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any defects could make our products unsafe and create a risk of property damage or personal injury. The occurrence of real or perceived defects in any of our products, now or in the future, could result in negative publicity, regulatory investigations, or lawsuits filed against us.

Our sales and profitability may decline as a result of increasing costs and decreasing selling prices.
Our business is subject to pressure on costs and pricing caused by many factors, including tariffs, intense competition, constrained sourcing capacity, inflationary pressure, the availability of qualified labor and wage inflation, pricing pressure from consumers, and changes in consumer demand. These and other factors have, and may in the future, cause us to experience increased costs, reduce our selling prices or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial condition, operating results, and cash flows. Unionization efforts or other employee organizing activities could lead to higher people costs or reduce our flexibility to manage our employees which may negatively disrupt our operations.
Our results of operations could be materially harmed if we are unable to accurately forecast guest demand for our products.
To ensure adequate inventory supply, we forecast inventory needs and place orders with our manufacturers based on estimates of future demand. Our ability to forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our or our competitors' products, our failure to accurately forecast guest acceptance of new products, product introductions by competitors, unanticipated changes in market conditions (for example, because of global economic conditions such as inflation, an economic downturn, or local and international shipping delays and labor shortages), and weakening of economic conditions or consumer confidence in future economic conditions (for example, because of inflationary pressures, or because of sanctions, restrictions, and other responses related to geopolitical events). If we fail to accurately forecast guest demand, we may experience excess inventory levels or a shortage of products available for sale.
Inventory levels in excess of demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and exclusivity of our brand. Conversely, if we underestimate demand, our manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and guest relationships.
Our limited operating experience and limited brand recognition in new international markets and new product categories may limit our expansion and cause our business and growth to suffer.
Our future growth depends in part on our expansion efforts outside of the Americas. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts, we may encounter obstacles we did not face in the Americas, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments, and international guests' tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop our business in new international markets or disappointing growth outside of existing markets could harm our business and results of operations.
In addition, our growth depends in part on our ability to expand product categories and introduce new product lines. We may not be able to successfully manage integration of new product categories or the new product lines with our existing products. Successfully selling new product categories and lines will require developing and testing different strategies. We may be unsuccessful in entering new product categories and developing or launching new product lines, which requires management of new suppliers, potential new customers, and new business models. We may not have the experience of selling in these new product categories and we may not be able to grow as planned. For example, we acquired MIRROR in 2020, which was rebranded as lululemon Studio, and in 2023, we discontinued selling its hardware and offering its digital app-only subscription. If we are unable to effectively and successfully further develop current and future new product categories and lines, we may not be able to increase or maintain our sales and our operating margins may be adversely affected. This may also divert the attention of management and cause additional expenses.
We may, from time to time, evaluate and pursue other strategic investments or acquisitions. These involve various inherent risks and the benefits sought may not be realized.
Our future success is dependent on the service of our senior management and our ability to maintain our culture and to attract, manage, and retain highly qualified individuals.
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
If we are unable to successfully maintain and evolve our unique culture, offer competitive compensation and benefits, and a desirable work model, we may be unable to attract and retain qualified individuals to support our business and growth. Our work model may not meet the needs and expectations of our employees and may not be perceived as favorable compared to other companies. We also face risks related to employee engagement and productivity which could result in increased headcount and labor costs.
Our Chief Executive Officer stepped down effective January 31, 2026, and we appointed interim co-Chief Executive Officers to lead during a transition period while we conduct a search for a permanent Chief Executive Officer. In addition, we have had other recent changes at the senior executive level. These changes may create uncertainty and divert management’s attention and resources. We may not identify or attract a permanent successor on a timely basis, and a prolonged search could extend uncertainty and heighten the risks described in this paragraph. Our interim leadership model may not align with expectations of employees, vendor partners, or other external stakeholders, and could negatively affect our operations, strategic initiatives, employee engagement, and retention. These changes may also lead to negative public perception, including among consumers and our brand community. Any resulting disruption could have a material adverse impact on our business, financial performance, or the market price of our stock.
We may not be able to effectively manage our growth and the increased complexity of our business and as a result our brand image and financial performance may suffer.
We may be unable to achieve our growth objectives if we do not have the right level of efficiency and scalability in our processes and operations. We may experience difficulties in obtaining sufficient raw materials and manufacturing capacity, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our information systems and other processes and technology, and to obtain more space for our expanding workforce. Expansion could increase the strain on our resources, and we could experience operating difficulties, including in hiring, training, and managing an increasing number of employees. These difficulties could result in the erosion of our brand image and a material adverse effect on our financial condition.
Changes in consumer shopping preferences, and shifts in distribution channels could materially impact our results of operations.
We operate an omni-channel retail model and aim to efficiently and effectively serve our guests in the ways most convenient to them. We operate a combination of physical retail locations and e-commerce services via our websites, other region-specific websites, third-party online marketplaces, and mobile apps. The rapid rise of artificial intelligence ("AI")‑enabled shopping tools may reduce our control over consumer decision‑making and brand loyalty, as third‑party AI platforms increasingly influence product discovery and purchases on behalf of customers. Our physical retail locations remain a key part of our growth strategy and we view them as a valuable tool in helping us build our brand and product line as well as enabling our omni-channel capabilities. We plan to continue to expand square footage and open new company-operated stores to support our growth objectives. The diversion of sales from our company-operated stores could adversely impact our return on investment and could lead to impairment charges and store closures, including incurring lease exit costs. We could have difficulty in recreating the in-store experience through direct channels. Our failure to successfully integrate our digital and physical channels and respond to these risks might adversely impact our business and results of operations, as well as damage our reputation and brand. In addition, our channels have different operating margins and shifts to diversified distribution channels could negatively impact our overall operating margins and results of operations.
We are subject to risks associated with leasing retail and distribution space subject to long-term and non-cancelable leases.
We lease the majority of our stores and many of our distribution centers, and our inability to secure appropriate real estate or lease terms could impact our operations or ability to deliver our products to the market. Our leases generally have initial terms of between two and 15 years, and generally can be extended in increments between two and five years, if at all. We generally cannot cancel these leases at our option. If an existing or new store is not profitable, and we decide to close it, as we have done in the past and may do in the future, we may nonetheless remain obligated under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations even if current locations of our stores become unattractive as demographic patterns change. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.

Our business is affected by seasonality, which could result in fluctuations in our operating results.
Our business is affected by the seasonal trends common to the retail apparel industry. Our annual net revenue is typically weighted more heavily toward our fourth fiscal quarter, reflecting sales during the holiday season in the Americas, while our operating expenses are more equally distributed throughout the year. Events predominantly impacting our international net revenue, such as those related to Lunar New Year and Singles Day, can fall in different fiscal quarters from year to year. Seasonality, along with other factors that are beyond our control such as weather conditions and the effects of climate change, could adversely affect our business and cause our results of operations to fluctuate.
Risks related to global economic, political, and regulatory conditions
Changes to U.S. tariff and customs policy, including the elimination of the de minimis exemption, have and may further materially increase product costs and negatively affect margins.
As a result of the increased tariffs since April 2025, the cost of inventory in the United States has increased. The United States also eliminated the de minimis duty-free exemption for certain shipments effective May 2, 2025, and an Executive Order extends this elimination globally beginning August 29, 2025, with legislation enacted to repeal the statutory exemption entirely by July 1, 2027. The countries from which we source the majority of our products are now subject to higher tariffs on imports into the United States. Further, the majority of our sales to U.S. e-commerce guests are currently fulfilled from distribution centers in Canada, and historically a significant proportion of these orders qualified for the de minimis exemption. The removal of this exemption increases the cost of fulfilling those orders. As a result, more shipments are now subject to duties, taxes, and customs procedures, which increased product costs during 2025, and which we expect to continue into 2026 and beyond. We are taking steps designed to mitigate some of the financial impact, although we expect the tariff and de minimis changes to adversely affect product costs, gross profit, and income from operations. On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Power Act and immediately after, the U.S. Administration initiated new tariffs at different rates under alternative legislative powers, which increases the uncertainty around tariffs.
There has been significant volatility in U.S. tariff and customs policy recently, with frequent changes in rates, sudden elimination or reinstatement of exemptions, shifts in implementation dates, and reversals of prior actions. In addition, there is uncertainty around how tariff rules will be applied to goods routed through third countries (transshipment) and potential changes to the valuation methodology used to calculate duty, including the first sale declaration program in the United States. Changes in tariff and customs policy and legislation could affect the level of duties imposed and our overall product costs. This volatility makes it more difficult to forecast costs, plan our global supply chain, and provide reliable financial guidance. Policy changes often require rapid operational adjustments that can increase costs and reduce efficiency. Announcements of tariff and custom changes, as well as our disclosures of their potential impacts, have at times contributed to fluctuations in our stock price. We expect such volatility and uncertainty to continue, posing ongoing challenges to our operations, financial planning, and investor communications.
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
Global political and economic instability, including geopolitical conflicts and political polarization, could disrupt our operations and increase costs.
We operate and source products across multiple international markets, and our ability to manage a global supply chain depends on stable economic and political conditions. Global instability, trade disputes, changes in customs treatment including de minimis thresholds, alterations in duty or tariff levels, sanctions, embargoes, or other governmental actions may increase costs, lengthen lead times, or require us to adjust sourcing or distribution strategies. Legislation such as the Uyghur Forced Labor Prevention Act, and similar measures in other jurisdictions, increases compliance obligations, supply chain due diligence requirements, and the risk of shipment delays or detentions. If additional trade restrictions or compliance requirements are enacted, or enforcement becomes more stringent, our sourcing, importation, and delivery capabilities could be materially affected, resulting in increased costs and operational disruptions. In addition, heightened geopolitical tensions, including potential conflicts involving Taiwan or other regions where our suppliers are concentrated, could disrupt our supply of raw materials and finished goods. A significant portion of our technical fabrics originates from Taiwan, and any military conflict, trade embargo, or disruption affecting that region could materially impact our ability to source materials and fulfill customer orders. Political polarization in the United States has also led to increased consumer activism, brand boycotts, and public pressure campaigns targeting companies based on their perceived political or social positions. Whether or not we take public positions on social or political issues, we could face reputational harm, reduced consumer demand, or employee relations challenges if we are perceived as aligned or misaligned with particular viewpoints. These dynamics could adversely affect our brand, guest relationships, and results of operations.
Trade restrictions, tariffs, and customs changes could disrupt our supply chain and compress margins.
Our business depends on the efficient, predictable, and cost-effective movement of goods across borders. Governments may impose new tariffs, duties, quotas, customs regulations, or other trade restrictions, or modify the application of existing measures, including reductions in de minimis thresholds, new compliance requirements, or changes in enforcement priorities. These developments can increase product costs, delay shipments, disrupt sourcing, or require changes to our supply chain. If we are unable to offset these impacts through pricing, sourcing adjustments, or other measures, our margins, operational efficiency, and customer satisfaction could be adversely affected. Any price increases intended to offset these added costs could reduce consumer demand and negatively impact net revenue. Trade policy volatility, including frequent changes in rates, sudden elimination or reinstatement of exemptions, shifts in implementation dates, and uncertainty around transshipment rules, makes it more difficult to forecast costs, plan our global supply chain, and provide reliable financial guidance.
Changes in tax laws, transfer pricing, or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to the income tax laws of the United States, Canada, China Mainland, and other international jurisdictions. Our effective income tax rates could be unfavorably impacted by changes in the mix of earnings amongst countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, new tax interpretations and guidance, the outcome of income tax audits, and any repatriation of unremitted earnings for which we have not previously accrued applicable income taxes and withholding taxes.
Repatriations from our Canadian subsidiaries may be subject to Canadian withholding taxes depending on the amount of paid-up capital available. Since 2022, we have recognized Canadian withholding taxes on accumulated earnings which are not indefinitely reinvested and cannot be repatriated free of withholding tax. We expect to continue recognizing such taxes.
We engage in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect the accurate economic allocation of profit, the profit allocation and transfer pricing terms may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. Our bilateral Advance Pricing Arrangement ("APA") with the Internal Revenue Service ("IRS") and Canada Revenue Agency ("CRA") expired at the end of 2020. During 2020, we entered into bilateral negotiations with the IRS and CRA to renew the APA, and in October 2025, the CRA withdrew from bilateral APA negotiations. We continue to apply our transfer pricing methodology but this may be subject to audit, and could result in changes to our profit allocation and effective tax rate. We are in the process of reapplying under the APA program and intend to file a new APA submission with the CRA and IRS in fiscal 2026. We are also negotiating an APA with China Mainland's State Tax Administration, the outcome of which could impact our effective tax rate.
Current economic and political conditions make tax rules in any jurisdiction subject to significant change. Changes in applicable U.S., Canadian, Chinese, or other international tax laws and regulations, or their interpretation, including the possibility of retroactive effect, could affect our income tax expense and profitability. On July 4, 2025, the U.S. passed the One Big Beautiful Bill Act ("OBBBA"), which includes the permanent extension of certain provisions of the Tax Cuts and Jobs Act of 2017, the immediate expensing of domestic research and experimental expenditures, the reinstatement of accelerated depreciation for qualified property, and modifications to the international tax provisions including changes to the global intangible low-tax income ("GILTI"), the foreign-derived intangible income ("FDII") and the base erosion and anti-abuse tax ("BEAT") provisions. On January 5, 2026, the Organization for Economic Cooperation and Development ("OECD") released administrative guidance containing a Side-by-Side ("SbS") system which modifies the operation of the OECD's Pillar Two Global Anti-Base Erosion ("GloBE") Model Rules. The SbS system provides a safe harbor for multinational enterprise ("MNE") groups with an ultimate parent entity in the US, which will exempt a US headquartered MNE group from the application of two of the three Pillar Two top-up taxes. We are currently evaluating the impact of these tax law changes on our financial statements and they may impact our income tax expense, profitability, and capital allocation decisions.

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.
The labeling, distribution, importation, marketing, and sale of our products, as well as components of our products, including chemicals, are subject to regulation by various regulatory bodies. These include federal agencies such as the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, the State Administration for Market Regulation of the PRC, General Administration of Customs of the PRC, as well as other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold. Our ability to track and respond to regulations may not be sufficient to meet the increased number and complexity of regulations we are subject to globally. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, any audits and inspections by governmental agencies related to these matters could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations, or changes in consumer perceptions of the components of our products, may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.
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
The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the U.S. dollar exchange rates affect the reported amounts of net revenue, expenses, assets, and liabilities.
We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. These include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. As a result, we have been impacted by changes in foreign currency exchange rates and may be impacted for the foreseeable future. The potential impact of currency fluctuation increases as our international expansion increases.
Although we use financial instruments to hedge certain foreign currency risks, these measures may not fully offset the negative impact of foreign currency rate movements.
We are exposed to credit-related losses in the event of nonperformance by the counterparties to forward currency contracts used in our hedging strategies.
Our financial condition could be adversely affected by public health crises.
The occurrence of global or regional public health crises, such as pandemics or epidemics, and the related governmental and private sector responses, could reduce store traffic and consumer spending, result in temporary or permanent closures of retail locations, offices, and factories, and negatively impact the flow of goods. Such events could cause health officials to impose restrictions and recommend precautions that disrupt our operations, reduce consumer willingness to visit stores, and negatively affect employee availability. Health events may also cause long-term changes to consumer shopping behavior, preferences, and demand for our products.
Risks related to our supply chain
Disruptions of our supply chain, which is dependent on international suppliers, could have a material adverse effect on our operating and financial results.
Disruption of our supply chain capabilities due to trade restrictions, political instability, war (including the conflicts in the Middle East), terrorism, severe weather, natural disasters, public health crises, product recalls, labor supply shortages or stoppages, the financial or operational instability of key suppliers and carriers, changes in diplomatic or trade relationships (including any sanctions, restrictions, tariffs, and other responses such as those related to current geopolitical events), or other reasons could impair our ability to distribute our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.
In addition, we do not manufacture our products or raw materials and rely on suppliers and manufacturers located predominantly in APAC and China Mainland. We also source other materials used in our products, including items such as content labels, elastics, buttons, clasps, and drawcords, from suppliers located primarily in this region. Based on cost, during 2025:
•Approximately 40% of our products were manufactured in Vietnam, 18% in Cambodia, 11% in Sri Lanka, 11% in Indonesia, and 7% in Bangladesh, and the remainder in other regions; and
•Approximately 34% of the fabric used in our products originated from Taiwan, 29% from China Mainland, 10% from South Korea, 10% from Vietnam, and the remainder from other regions. Our concentration of fabric sourcing in Taiwan exposes us to geopolitical risks, including the possibility of military conflict, trade restrictions, or disruptions affecting that region.
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
Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short term, from only one or a limited number of sources. We have no long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for fabrics, other raw materials, and production. During 2025, we worked with approximately 51 vendors to manufacture our products and 65 suppliers to provide the fabric for our products. Based on cost, during 2025:
•Approximately 47% of our products were manufactured by our top five vendors, the largest of which produced approximately 15% of our products; and
•Approximately 48% of our fabrics were produced by our top five fabric suppliers, the largest of which produced approximately 20% of fabric used.
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
While we require our suppliers and manufacturers to comply with our Vendor Code of Ethics, which includes labor, health and safety, and environmental standards, we do not control their operations. If they do not comply with these standards or applicable laws or there is negative publicity regarding the production methods of any of our suppliers or manufacturers, even if unfounded or not specific to our supply chain, our reputation and sales could be adversely affected, we could be subject to legal liability, or could cause us to contract with alternative suppliers or manufacturing sources.
The fluctuating cost of raw materials and the cost of producing our products could increase our cost of goods sold.
The fabrics used to make our products include synthetic fabrics whose raw materials include petroleum-based products. Our products also include silver and natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. Any and all of these factors may be exacerbated by global climate change. In addition, political instability, trade relations, sanctions, inflationary pressure, or other geopolitical or economic conditions could cause raw material costs to increase or impact availability and have an adverse effect on our future margins. Increases in the cost of raw materials, including petroleum or the prices we pay for silver and our cotton yarn and cotton-based textiles, could have a material adverse effect on our cost of goods sold, results of operations, financial condition, and cash flows.
A significant portion of our products are produced in South and South East Asia and increases in the costs of labor and other costs of doing business in the countries in this region could significantly increase our costs to produce our products and could have a negative impact on our operations and earnings. Factors that could negatively affect our business include labor shortages and increases in labor costs, labor disputes, pandemics, the impacts of climate change, difficulties and additional costs in transporting products manufactured from these countries to our distribution centers and significant revaluation of the currencies used in these countries, which may result in an increase in the cost of producing products. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of "normal trade relations" status with any country in which our products are manufactured, could significantly increase our cost of products and harm our business.
If we encounter problems with our distribution system, our ability to deliver our products to the market and to meet guest expectations could be harmed.
We rely on our distribution facilities for our product distribution. They utilize and rely on computer controlled and automated equipment, which means their operations may be subject to a number of risks related to malware, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In addition, our operations could also be interrupted by labor shortages and disruptions, pandemics, the impacts of climate change, extreme or severe weather conditions or by floods, fires, or other natural disasters near our distribution centers. The concentration of our primary offices, several of our distribution centers, and a number of our stores along the west coast of North America could amplify the impact of a natural disaster occurring in that area to our business. If we encounter problems with our distribution system, our ability to meet guest expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies could be harmed.

Risks related to information security and technology
We may be unable to safeguard against security breaches which could damage our customer relationships and result in significant legal and financial exposure.
We receive and maintain confidential, proprietary, and personally identifiable information, including for example, credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the storage, transmission, and safeguarding of this information. However, despite our safeguards and security processes and protections, security breaches could occur and expose us to a risk of theft or misuse of this information, and could result in litigation and potential liability.
The retail industry has been the target of recent cyberattacks. We may not have the resources or technical sophistication to anticipate, detect, or prevent rapidly evolving types of cyberattacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, despite taking measures to safeguard our information security and privacy environment from security breaches, our customers and our business, including our supply chain, could still be exposed to risk. Actual or anticipated attacks may cause us to incur increasing costs including to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. We have in the past experienced, and we expect to continue to experience, cyberattacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. Although these attacks have not had a material impact on our operations to date, they may in the future. In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements present additional operational risks to our technology systems, including increased risks of cyberattacks. Advances in AI and other technological developments could increase the sophistication of cyberattacks and may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, our increasing use of AI tools and technologies, including generative AI, introduces new security risks, such as the potential for adversarial manipulation of AI models, unintended data exposure through AI systems, or reliance on AI outputs that may be inaccurate or biased. Measures we implement to protect against cyberattacks may also have the potential to impact our customers' shopping experience or decrease activity on our websites by making them more difficult to use or requiring website downtime.
Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach, including by misusing AI, by employees or persons with whom we have commercial relationships that result in the unauthorized release or use of personal or confidential information, and we may in some cases be held responsible for such incidents under evolving privacy laws. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and damage to our brand and reputation or other harm to our business.
We are subject to an evolving cybersecurity, privacy, and AI regulatory environment, and failure to comply with new or existing requirements, including federal cybersecurity incident disclosure obligations, could result in regulatory enforcement and further financial or reputational harm. Emerging laws and regulations governing AI, including the European Union AI Act, China's generative AI regulations, and potential U.S. federal and state AI legislation, may impose new compliance obligations, restrict certain uses of AI technology, or require transparency regarding AI-driven decision-making. Data localization and sovereignty requirements in certain jurisdictions may require us to store and process data locally, increasing operational complexity and costs. Sovereign AI initiatives, under which governments require AI systems to be developed, trained, or operated within national borders using local data, could limit our ability to deploy centralized AI tools globally and may require significant investment in region-specific infrastructure. Our cybersecurity insurance may not cover all losses or liabilities related to cyberattacks. Furthermore, a sophisticated attack could persist undetected within our systems for an extended period before being discovered, potentially amplifying its impact.
Privacy and data protection laws increase our compliance burden.
We are subject to a variety of privacy and data protection laws and regulations that change frequently and have requirements that vary across jurisdictions. For example, we are subject to obligations under privacy laws such as the General Data Protection Regulation ("GDPR") in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, the California Consumer Privacy Act ("CCPA") as modified by the California Privacy Rights Act (“CPRA”), and the Personal Information Protection Law (“PIPL”) in the People's Republic of China ("PRC")(2). Some privacy laws prohibit or restrict the transfer of personal information to certain other jurisdictions and may require data localization. We are subject to privacy and data protection audits or investigations by various government agencies. Our efforts to comply with privacy laws may complicate our operations and add to our compliance costs. A significant breach or failure or perceived failure by us or our third-party service providers to comply with these laws, regulations, policies or regulatory guidance may
(2) PRC includes China Mainland, Hong Kong SAR, Taiwan, and Macau SAR.

subject us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs and might have a materially adverse impact on our reputation, business operations, financial condition, or results of operations.
Disruption of our technology systems or unexpected network interruption could disrupt our business.
We are dependent on networks, technology systems, and third parties to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods, and maintain cost-efficient operations. The failure of our technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. In addition, if changes in technology cause our information systems to become obsolete, we do not effectively leverage AI, or if our information systems are inadequate to handle our operations, we could lose guests.
Our technology systems, websites, and operations of third parties on whom we rely, may encounter damage, slowdown, or disruption including complete outages caused by a failure to upgrade systems, system failures, malware, computer hackers including cyberattacks assisted by AI, natural disasters, or other causes. These could cause information, including data related to guest orders, to be lost or delayed which could, especially if the disruption or slowdown occurred during the holiday season, result in delays in the delivery of products to our stores and guests or lost sales, which could reduce demand for our products and cause our sales to decline. Any significant disruption in our technology systems or websites could harm our reputation and credibility, and could have a material adverse effect on our business, financial condition, and results of operations.
Our technology-based systems that give our customers the ability to shop with us online may not function effectively.
Many of our customers shop through our e-commerce websites and mobile apps and we use social media in addition to these websites and apps to interact with our customers and to enhance their shopping experience. We may not efficiently and effectively implement and leverage technological advancements such as AI to support these interactions, which could have an adverse impact on our results of operations if our competitors are more effective than us, if this disrupts our operations, or if this leads to increased operating costs. Any failure on our part to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of shoppers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our e-commerce business globally and could have a material adverse impact on our business and results of operations.
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
Our success depends in large part on our brand image. We believe that our trademarks, patents, and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained some United States, Canada, and international trademark registrations and patents, and will continue to evaluate additional trademarks and patents as appropriate. However, some or all of these pending trademark or patent applications may not be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these applications or registrations. Additionally, we may face obstacles as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defense of any claim, regardless of its merit, could be expensive and time-consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties, or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity, and financial condition to suffer.
Risks related to legal and governance matters
Our business could be negatively affected as a result of actions of stockholders, activists, or shifting consumer sentiment.
We may be subject to actions or proposals from stockholders, political or consumer activists, or others that may not align with our business strategies or the interests of our other stockholders. For example, certain stockholders have recently publicly expressed views regarding our strategic direction, leadership, and governance, including the search for a new chief executive officer. On December 29, 2025, Dennis J. "Chip" Wilson delivered a notice of intent to nominate three directors for election at the 2026 Annual Meeting of Stockholders and submitted a non-binding stockholder proposal requesting that our board of directors take all necessary steps to immediately declassify the board so that all directors are elected on an annual basis.
Other actions or proposals could include responses to geopolitical conflict, including between the PRC and other countries, or to our perceived positions on social, political, or cultural issues in the United States or elsewhere. Consumer boycotts, negative social media campaigns, or other forms of public pressure, whether based on accurate perceptions or not, could adversely affect our brand reputation, guest relationships, and sales. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Stockholders, political or consumer activists, or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential guests, and may affect our relationships with current guests, vendors, investors, and other third parties. Responding to the proxy contest and any related actions by Mr. Wilson or other stockholders may disrupt our business, cause us to incur substantial costs, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
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
There is considerable patent and other intellectual property development activity in our market, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in the fitness and technology industries. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party content, including music content, software, and other intellectual property rights may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, force us to implement expensive workarounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market for fitness products and services grows and as we introduce new and updated products and offerings. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition, and operating results.
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
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our business operations and relationships with customers and suppliers are heavily reliant on technology. We operate a cybersecurity program designed to assess and manage our material cybersecurity risks and protect our technology systems and data, and to detect and respond to cybersecurity incidents. While our program is designed to reduce risk, no program can eliminate all cybersecurity risk or the risk of cyber incidents.
We manage strategic risks, including cybersecurity risk, through our Enterprise Risk Management program which has direct involvement from the board of directors, the audit committee, and senior management. Through this process, we have identified cybersecurity as a risk management priority.
Governance
Our board of directors is responsible for the oversight of cybersecurity risks and has delegated primary responsibility to the audit committee, which is responsible for overseeing our enterprise risk assessments and management policies, procedures, and practices (including regarding those risks related to information security, cybersecurity, data protection, and AI).
The audit committee maintains a cybersecurity sub-committee that is comprised of our Chief AI & Technology Officer ("CATO"), our SVP, Chief Information Security Officer ("CISO"), and representatives from the audit committee and board of directors that have knowledge and experience in cybersecurity matters. The cybersecurity sub-committee reviews our cybersecurity risk assessments and the steps being taken to monitor, control, and report on those risks as well as discusses regulatory and market developments. They also review our process for identifying and responding to cybersecurity incidents in a timely manner, and details of cybersecurity attacks or incidents which have occurred.
Management generally meets with, and provides reports to, the cybersecurity sub-committee on a quarterly basis. The audit committee and board of directors receive periodic reports regarding the activities of the cybersecurity sub-committee. These reports and meetings are designed to inform the board of directors and committees about the current state of our information security program including cybersecurity risks, the nature, timing, and extent of cybersecurity incidents, if any, and the resolution of such matters.
Cybersecurity Program and Incident Response
Our CISO is responsible for our cybersecurity program, including risk assessments, information security activities, and controls. The CISO is responsible for establishing and maintaining corporate information security policies and overseeing our risk management activities, which prioritize vulnerability management, risk reduction, and prevention. Our CISO also leads our Cyber Defense and Incident Response (“CDIR”) team which identifies, assesses, escalates, and remediates cybersecurity incidents. Our current CISO, who joined lululemon in March 2026, has approximately 20 years of technology experience, including with cybersecurity, data science, and production engineering teams. Our previous CISO is currently serving in an advisor role during the transition.

The CDIR team monitors and manages key cybersecurity risks, including threats related to third parties, cloud security, malicious code, e-commerce systems, and store technology, as well as identifying and assessing new potential cyber threats. It also conducts security reviews, assesses vulnerabilities, and analyzes threat intelligence to strengthen our cyber defenses and incident response efforts.
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
Impact of Cybersecurity Risks on Strategy and Results
As of the date of this annual report, we are not aware of any cybersecurity incidents that have had a material impact on our business. However, like many companies, we continue to face ongoing cyber threats, including phishing and other unauthorized access attempts. These or other incidents could materially affect our business in the future. For more information, see “Risks related to information security and technology” included in Item 1A. Risk Factors of this annual report.
ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 1818 Cornwall Avenue, Vancouver, British Columbia, Canada, V6J 1C7.
We own and lease non-retail properties in a number of locations globally. We sublease unused portions of our distribution center facilities. The location, use, and approximate size of our principal properties as of February 1, 2026, are set forth below:
Owned

Location	Use	Approximate Square Feet
Groveport, OH, United States	Distribution Center	605,000
Vancouver, BC, Canada	Executive and Administrative Offices	140,000

Leased

Location	Use	Approximate Square Feet	Lease Renewal Date
Ontario, CA, United States	Distribution Center	1,255,000	February 2039
Brampton, ON, Canada(1)	Distribution Center	980,000	October 2039
Delta, BC, Canada	Distribution Center	375,000	December 2037
Vancouver, BC, Canada(2)	Executive and Administrative Offices	290,000	November 2041
Milton, ON, Canada	Distribution Center	255,000	May 2031
Mississauga, ON, Canada	Distribution Center	250,000	September 2033
Ravenhall, VIC, Australia	Distribution Center	250,000	September 2033
Delta, BC, Canada	Distribution Center	155,000	January 2031
Vancouver, BC, Canada	Executive and Administrative Offices	120,000	October 2032
Vancouver, BC, Canada	Executive and Administrative Offices	105,000	October 2027
__________
(1)The lease for this distribution center has been committed to, but not yet commenced. We expect this distribution center to be operational in fiscal 2026.
(2)We expect this office to be in use in fiscal 2027.
ITEM 3. LEGAL PROCEEDINGS
Please see the legal proceedings described in Note 22. Commitments and Contingencies included in Item 8 of Part II of this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "LULU."
As of March 11, 2026, there were approximately 1,200 holders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 31, 2021 (the date of our fiscal year end five years ago) and February 1, 2026, with the cumulative total return of (i) the S&P 500 Index and (ii) S&P 500 Apparel, Accessories & Luxury Goods Index, over the same period. This graph assumes the investment of $100 on January 31, 2021 at the closing sale price of our common stock, the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index and assumes the reinvestment of dividends, if any.
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

Comparison of Cumulative Total Stockholder Return
$200.00
$100.00
$0.00
31-Jan-21
30-Jan-22
29-Jan-23
28-Jan-24
02-Feb-25
01-Feb-26
lululemon athletica inc.
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	31-Jan-21	30-Jan-22	29-Jan-23	28-Jan-24	02-Feb-25	01-Feb-26
lululemon athletica inc.	$100.00	$96.11	$94.58	$145.44	$126.02	$53.09
S&P 500 Index	$100.00	$119.32	$109.59	$131.68	$162.63	$186.82
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$96.85	$68.26	$55.22	$58.60	$49.47

Issuer Purchase of Equity Securities
The following table provides information regarding our purchases of shares of our common stock during the fourth quarter of 2025 related to our stock repurchase programs:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 3, 2025 - November 30, 2025	491,701	$168.46	491,701	$587,077,363
December 1, 2025 - January 4, 2026	465,038	197.83	465,038	1,495,079,645
January 5, 2026 - February 1, 2026	473,928	198.90	473,928	1,400,817,402
Total	1,430,667		1,430,667
__________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2025.
(2)Our board of directors approved a new repurchase program authorizing up to $4.0 billion in aggregate, including $1.0 billion initially authorized on November 29, 2023, and additional $1.0 billion increases on May 29, 2024, December 3, 2024, and December 3, 2025. This program does not have an expiration date or require a minimum number of shares to be repurchased. Repurchases may be made on the open market at prevailing prices or through privately negotiated transactions, including under plans pursuant to Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and amount of repurchases will depend on market conditions, trading eligibility, and other factors.
The following table summarizes purchases of shares of our common stock during the fourth quarter of 2025 related to our Employee Share Purchase Plan (ESPP):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 3, 2025 - November 30, 2025	20,253	$169.07	20,253	4,113,833
December 1, 2025 - January 4, 2026	23,810	204.15	23,810	4,090,023
January 5, 2026 - February 1, 2026	7,882	201.91	7,882	4,082,141
Total	51,945		51,945
___________
(1)Monthly information is presented by reference to our fiscal periods during our fourth quarter of 2025.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Components of this MD&A include:
•Overview
•Financial Highlights and Market Conditions and Trends
•Results of Operations
•Comparison of 2025 to 2024
•Comparable Sales and Sales Per Square Foot
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Liquidity Outlook
•Contractual Obligations and Commitments
•Critical Accounting Policies and Estimates
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2025 was a 52-week year and fiscal 2024 was a 53-week year. Net revenue for 2024 includes results from the 53rd week; however, comparable sales are calculated on a one-week shifted basis such that the 52 weeks ended February 1, 2026 are compared to the 52 weeks ended February 2, 2025 rather than January 26, 2025.
This discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions included in the "Special Note Regarding Forward-Looking Statements." Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under "Item 1A. Risk Factors" of this report. These statements speak only as of the date of this report, and we do not undertake to update them, except as required by law.
We use comparable sales as a metric to evaluate the performance of our business. Refer to the Comparable Sales and Sales Per Square Foot section of this MD&A for further information.
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
Overview
In 2025, we delivered net revenue growth of 5%, with a 22% increase in our international regions offsetting a decrease of 1% in the Americas. Our international revenue growth was driven by a 29% increase in China Mainland, and a 16% increase in Rest of World.
By product category, we saw a 5% increase in women's, 4% growth in men's, and an 8% increase in accessories and other categories. We expanded our retail presence by adding 44 net new company-operated stores, contributing to an 11% increase in square footage. Company-operated store net revenue increased 1% and e-commerce net revenue increased 8%.
Operating margin decreased 380 basis points and diluted earnings per share decreased by 9%, mainly due to the impact from increased tariff rates in the United States, and the removal of the de minimis provision. We have taken mitigating actions, including selective price increases and vendor negotiations; however, we do not expect these actions to fully offset these incremental costs, and we believe tariffs and de minimis changes will continue to adversely affect gross margin and income from operations in 2026. See "Import Tariffs" below for additional information.

Over the course of 2025, we repurchased 5.0 million shares for $1.2 billion, and in December 2025, our board of directors approved a $1.0 billion increase to our stock repurchase authorization.
Priorities and actions
We have experienced declining revenue trends in North America and have developed an action plan to drive improvement in this region, while maintaining revenue growth in our international businesses. Our action plan is structured around three strategic pillars: product creation, product activation, and enterprise efficiency.
Product Creation
The goal of our Product Creation pillar is to ensure we deliver the product that our guests expect from lululemon. We are leveraging our Science of Feel principles across our performance and lifestyle assortments. Work streams within this pillar include:
•Increasing the frequency and breadth of new styles. In 2025 new styles included Daydrift, Be Calm, Big Cozy, and Mile Maker. We are working to reinvigorate several of our key franchises including Scuba, Dance Studio, and ABC, while also maintaining a strong pipeline of new innovations across our performance offering.
•Improving our speed to market. We are executing initiatives intended to reduce our product development timelines, which we believe may support more timely introduction of new styles and innovation. In addition, we have been enhancing our chase capabilities, with the objective of enabling more responsive replenishment of select strong‑performing styles.
Product Activation
The aim of the Product Activation pillar is to ensure we are bringing our product to life for our guest in new and compelling ways across all channels. Work streams within this pillar include:
•Improving the in-store experience by maximizing the impact of our assortments through individual item count reduction, improving in-store storytelling by shifting product adjacencies, and enhancing visual merchandising.
•Improving the digital experience through continued enhancements to our website to elevate the guest experience and improve storytelling with the goal to increase conversion.
•Continued investment in integrated marketing with a plan focused on driving awareness and excitement for product newness and innovation across our performance and lifestyle assortments. We are leveraging our ambassadors as well as carefully sourced creators, with a focus on engaging guests through social channels and community activations.
Enterprise Efficiency
We continue to take actions in both the near and longer term to ensure we are operating as efficiently as possible. These actions help mitigate the cost of increased tariffs and current revenue trends in the Americas. These include enterprise-wide operating efficiency and cost-saving initiatives, selective price increases, and supply chain initiatives.
Financial Highlights
The summary below compares 2025 to 2024:
•Net revenue increased 5% to $11.1 billion.
•Comparable sales increased 2%.
–Americas comparable sales decreased 3%.
–China Mainland comparable sales increased 20%, or 19% on a constant dollar basis.
–Rest of World comparable sales increased 9%, or 7% on a constant dollar basis.
•Gross profit was consistent at $6.3 billion.
•Gross margin decreased 260 basis points to 56.6%.
•Income from operations decreased 12% to $2.2 billion.

•Operating margin decreased 380 basis points to 19.9%.
•Income tax expense decreased 13% to $659.8 million. Our effective tax rate for 2025 was 29.5% compared to 29.6% for 2024.
•Diluted earnings per share were $13.26 for 2025 compared to $14.64 in 2024.
Market Conditions and Trends
Segment Trends
Net revenue in the Americas decreased 1% and comparable sales in the Americas decreased 3%. We experienced lower conversion rates, store traffic, and average order value in the Americas, partially reflective of certain product categories, including core categories, experiencing lower demand. The decline in Americas comparable sales also contributed to a decline in global sales per square foot. We experienced a decrease in product margin in the Americas segment of 340 basis points, primarily reflective of the impact of tariffs and increased markdowns. We have initiated an action plan to drive sustainable net revenue growth in the Americas, as outlined in the overview section, which includes a plan to reduce the percentage of markdowns on our products.
Net revenue in China Mainland and Rest of World increased 29% and 16%, and comparable sales increased 20% and 9%, respectively. We experienced increased traffic in these markets partially due to brand awareness and product category growth, which led to higher comparable sales, and opening 21 net new stores in China Mainland and nine net new stores in Rest of World contributed to the respective increases in net revenue.
Across all markets, our business continues to be influenced by macroeconomic conditions, including trade policies, shifting consumer demand, foreign currency fluctuations, and geopolitical instability. These factors have had varying effects across our markets and are expected to continue to impact our business throughout 2026 and beyond.
Import Tariffs
On April 2, 2025, the U.S. Administration announced the implementation of a 10% baseline tariff on imports from nearly all countries with higher country-specific tariff rates scheduled to begin April 9, 2025. Subsequently, certain countries, including Vietnam, announced trade deals with the United States and most negotiated tariff rates are higher than the 10% baseline rate. The U.S. Administration eliminated the de minimis exemption for all countries effective August 29, 2025, with legislation enacted to repeal the statutory exemption entirely by July 1, 2027.
These changes in the tariff landscape, including the de minimis removal, had a significant adverse effect on our business and results of operations. The countries from which we source the majority of our products are now subject to higher tariffs on imports into the United States. Further, the majority of our sales to U.S. e-commerce guests are currently fulfilled from distribution centers in Canada, and historically a significant proportion of these orders qualified for the de minimis exemption. The removal of this exemption increased the cost of fulfilling those orders. The unmitigated impact of increased tariffs and the removal of the de minimis exemption resulted in a reduction to gross profit for 2025 of approximately $275 million. As part of our enterprise efficiency efforts, we continue to take actions in both the near and longer term to help mitigate the cost of increased tariffs.
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Power Act ("IEEPA"). Immediately following this IEEPA decision, the U.S. Administration initiated new tariffs at different rates under alternative legislative powers. The U.S. Administration also confirmed that the IEEPA decision does not impact the removal of the de minimis exemption. In 2025, we remitted $216 million of tariffs under the IEEPA; however, the IEEPA decision did not address the processes or timing for refund claims, and the ultimate amounts, if any, that we may recover remain uncertain.
There remains significant uncertainty regarding the duration and scope of newly initiated tariffs and whether the United States will pursue additional trade actions or impose further tariffs. Based on the current landscape, mitigating actions are not expected to fully offset the effect of imposed tariffs and the removal of the de minimis exemption, and we expect continued decline in our gross margin and operating margin in 2026.
Because this is an evolving area, future developments may change our expectations materially. For additional information on related risks, please see “Risk Factors” in this report.

Our updated forecasts, inclusive of the trends above, resulted in changes in the probability of achieving performance conditions of performance-based restricted stock units. Therefore, we recognized a reversal of stock-based compensation expense of $26.3 million during the second quarter of 2025.
Other Factors Affecting Our Business
Foreign currency fluctuations positively impacted our financial results during 2025, increasing net revenue growth by $27.6 million compared to 2024. We expect ongoing exchange rate volatility to continue affecting our financial results.
The OBBBA includes, among other provisions, the permanent extension of certain provisions of the Tax Cuts and Jobs Act, the reinstatement of 100% bonus depreciation, the immediate expensing of qualifying research and development costs, and modifications to the international tax framework including changes to global intangible low-tax income, the base erosion and anti-abuse tax, and foreign-derived intangible income. Based on our current evaluation of the legislation, we do not expect these tax law changes to have a material impact on our consolidated financial statements. We will continue to assess the potential impacts of OBBBA as additional regulatory guidance becomes available.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	2025	2024	2025	2024
	(In thousands)		(Percentage of net revenue)
Net revenue	$11,102,600	$10,588,126	100.0%	100.0%
Cost of goods sold	4,818,468	4,317,315	43.4	40.8
Gross profit	6,284,132	6,270,811	56.6	59.2
Selling, general and administrative expenses	4,066,556	3,762,379	36.6	35.5
Amortization of intangible assets	6,961	2,735	0.1	—
Income from operations	2,210,615	2,505,697	19.9	23.7
Other income (expense), net	28,352	70,380	0.3	0.7
Income before income tax expense	2,238,967	2,576,077	20.2	24.3
Income tax expense	659,784	761,461	5.9	7.2
Net income	$1,579,183	$1,814,616	14.2%	17.1%
Comparison of 2025 to 2024
Net Revenue

	2025	2024	2025	2024	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$7,847,044	$7,928,156	70.7%	74.9%	$(81,112)	(1)%	(1)%
China Mainland	1,754,799	1,361,337	15.8	12.9	393,462	29	28
Rest of World	1,500,757	1,298,633	13.5	12.3	202,124	16	14
Net revenue	$11,102,600	$10,588,126	100.0%	100.0%	$514,474	5%	5%
The increase in net revenue was primarily due to increased China Mainland and Rest of World net revenue. Comparable sales increased 2%. The increase in comparable sales was primarily a result of higher e-commerce traffic, partially offset by lower conversion rates and a decrease in average order value. We had total net revenue of $163.2 million during the 53rd week of 2024, which partially offset the increase in net revenue.
Gross Margin

	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$6,284,132	$6,270,811	$13,321	0.2%

Gross margin	56.6%	59.2%	(260) basis points

The decrease in gross margin was primarily due to:
•a net decrease in product margin of 230 basis points, comprised of:
–a net decrease of 240 basis points primarily from higher tariffs, as well as increased markdowns and new credit card affiliate programs. This was partially offset by higher pricing, lower product costs, and lower damages; and
–a favorable impact of foreign currency exchange rates of 10 basis points.
•a net increase in other cost of sales as a percentage of net revenue of 30 basis points, comprised of:
–an increase in occupancy and depreciation costs of 40 basis points; and
–a decrease in costs related to our product departments of 10 basis points.
Selling, General and Administrative Expenses

	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$4,066,556	$3,762,379	$304,177	8.1%

Selling, general and administrative expenses as a % of net revenue	36.6%	35.5%	110 basis points
The increase in selling, general and administrative expenses was primarily due to:
•an increase in costs related to our operating channels of $204.8 million, comprised of:
–an increase in employee costs of $77.0 million primarily due to increased salaries and wages expense for retail employees primarily due to increased labor hours, partially offset by decreased incentive compensation and benefit costs;
–an increase in digital marketing expenses of $49.0 million;
–an increase in variable costs of $38.8 million primarily due to higher credit card fees, distribution costs, and packaging costs as a result of higher net revenue;
–an increase in occupancy and depreciation costs of $22.5 million;
–an increase in technology costs of $9.5 million; and
–an increase in other operating costs of $8.0 million.
•an increase in head office costs of $67.3 million, comprised of:
–an increase in technology costs, including software support and licensing, of $32.9 million;
–an increase in depreciation of $15.0 million;
–an increase in contractor, advisory, and professional fees of $12.4 million, which includes costs associated with proxy contest matters of $5.1 million in 2025;
–an increase in brand and community expenses of $7.8 million;
–an increase in other head office costs of $4.9 million; and
–a decrease in employee costs of $5.7 million primarily due to decreased incentive compensation, including a reversal of stock-based compensation expense during the second quarter of 2025 due to a change in the probability of achieving performance conditions, partially offset by increased salaries and wages expense and executive transition costs of $15.2 million in 2025.
•an increase in net foreign currency exchange and derivative revaluation losses of $32.1 million.
Selling, general and administrative expenses as a percentage of net revenue increased 110 basis points, primarily due to an increase in costs related to our operating channels of 90 basis points. Executive transition costs contributed 10 basis points to the increase.

Segment Results
On a segment basis, we determine income from operations without taking into account corporate expenses. Corporate expenses include the cost of centrally managed support functions including product design, raw material development, product innovation, sourcing, supply chain, and global merchandising which are included in other cost of sales. Administrative corporate expenses include technology, brand and marketing, finance, human resources, legal, and other head office costs.
Americas

	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$7,847,044	$7,928,156	$(81,112)	(1.0)%
Product costs	2,585,483	2,336,251	249,232	10.7
Other cost of sales	674,020	641,699	32,321	5.0
Gross profit	4,587,541	4,950,206	(362,665)	(7.3)
Selling, general and administrative expenses	2,026,883	1,934,649	92,234	4.8
Segmented income from operations	$2,560,658	$3,015,557	$(454,899)	(15.1)%

Product margin	67.1%	70.5%	(340) basis points
Gross margin	58.5%	62.4%	(390) basis points
Selling, general and administrative expenses as a % of net revenue	25.8%	24.4%	140 basis points
Segmented income from operations as a % of net revenue	32.6%	38.0%	(540) basis points
The decrease in net revenue was primarily due to a decrease in comparable sales, which decreased 3%. The decrease in comparable sales was primarily a result of lower conversion rates, reduced store traffic, and a decrease in average order value, partially offset by higher e-commerce traffic, which was partially driven by the impact of credit card affiliate programs. Net revenue during the 53rd week of 2024 was $118.0 million, which also contributed to the decrease in net revenue. The decrease in net revenue was partially offset by a $192.4 million increase from new or expanded company-operated stores and our other channels. We have opened 14 net new company-operated stores since 2024.
The decrease in gross margin was primarily due to lower product margin driven by higher tariffs and increased markdowns, as well as higher occupancy costs as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to higher marketing expenses and employee costs.
China Mainland

	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$1,754,799	$1,361,337	$393,462	28.9%
Product costs	414,504	324,237	90,267	27.8
Other cost of sales	221,680	198,373	23,307	11.7
Gross profit	1,118,615	838,727	279,888	33.4
Selling, general and administrative expenses	417,492	328,868	88,624	26.9
Segmented income from operations	$701,123	$509,859	$191,264	37.5%

Product margin	76.4%	76.2%	20 basis points
Gross margin	63.7%	61.6%	210 basis points
Selling, general and administrative expenses as a % of net revenue	23.8%	24.2%	(40) basis points
Segmented income from operations as a % of net revenue	40.0%	37.5%	250 basis points
The increase in net revenue was primarily due to an increase in comparable sales, which increased 20%, or 19% on a constant dollar basis. The increase in comparable sales was primarily a result of higher e-commerce traffic, partially offset by a decrease in average order value. The increase in net revenue was also driven by a $166.9 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 21 net new company-operated stores since 2024. Net revenue during the 53rd week of 2024 was $23.6 million, which partially offset the increase in net revenue.

The increase in gross margin was primarily due to lower occupancy and depreciation costs as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to higher employee costs and marketing expenses, as well as higher variable costs.
Rest of World

	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$1,500,757	$1,298,633	$202,124	15.6%
Product costs	428,044	364,906	63,138	17.3
Other cost of sales	255,756	217,536	38,220	17.6
Gross profit	816,957	716,191	100,766	14.1
Selling, general and administrative expenses	471,056	401,245	69,811	17.4
Segmented income from operations	$345,901	$314,946	$30,955	9.8%

Product margin	71.5%	71.9%	(40) basis points
Gross margin	54.4%	55.1%	(70) basis points
Selling, general and administrative expenses as a % of net revenue	31.4%	30.9%	50 basis points
Segmented income from operations as a % of net revenue	23.0%	24.3%	(130) basis points
The increase in net revenue was primarily due to a $121.4 million increase in net revenue from new or expanded company-operated stores and our other channels, including from an increased number of locations operated by third parties under license and supply arrangements. We have opened nine net new company-operated stores since 2024. The increase in net revenue was also driven by an increase in comparable sales, which increased 9%, or 7% on a constant dollar basis. The increase in comparable sales was primarily a result of higher traffic, partially offset by lower conversion rates and a decrease in average order value. Net revenue during the 53rd week of 2024 was $21.7 million, which partially offset the increase in net revenue.
The decrease in gross margin was primarily due to lower product margin and higher distribution center costs as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to higher employee costs, as well as higher marketing expenses and variable costs.
Corporate
Corporate expenses increased $62.4 million to $1.4 billion in 2025 compared to 2024. The increase in corporate expenses is primarily due to an increase in net foreign currency exchange and derivative revaluation losses of $32.1 million and higher technology costs, as well as higher depreciation costs. The increase in corporate expenses was partially offset by lower employee costs and marketing expenses.
Other Income (Expense), Net

	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$28,352	$70,380	$(42,028)	(59.7)%
The decrease in other income, net was primarily due to a decrease in interest income as a result of lower average cash balances and lower interest rates.

Income Tax Expense

	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$659,784	$761,461	$(101,677)	(13.4)%

Effective tax rate	29.5%	29.6%	(10) basis points
The decrease in the effective tax rate was primarily due to lower tax rates on foreign-derived intangible income ("FDII") and tax benefits related to foreign exchange losses. The decrease in the effective tax rate was partially offset by an increase in nondeductible expenses in international jurisdictions.
Net Income

	2025	2024	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$1,579,183	$1,814,616	$(235,433)	(13.0)%
The decrease in net income in 2025 was primarily due to an increase in selling, general and administrative expenses of $304.2 million and a decrease in other income (expense), net of $42.0 million, partially offset by a decrease in income tax expense of $101.7 million and an increase in gross profit of $13.3 million.
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
Comparable sales includes comparable company-operated store and all e-commerce net revenue. E-commerce net revenue includes buy online pick up in store, back-back room, and ship from store net revenue in addition to our websites, other region-specific websites, third-party online marketplaces, and mobile apps. Our back-back room capability allows our store educators to access inventory located at our other locations and have product shipped directly to a guest's address or a store. Comparable company-operated stores have been open, or open after being significantly expanded, for at least 12 full fiscal months. Net revenue from a company-operated store is included in comparable sales beginning with the month for which the store has a full fiscal month of sales in the prior year. Comparable sales excludes sales from new stores that have not been open for at least 12 full fiscal months, from stores which have not been in their significantly expanded space for at least 12 full fiscal months, from stores which have been temporarily relocated for renovations or temporarily closed, and sales from company-operated stores that have closed. Comparable sales also excludes sales from our selling channels other than company-operated stores and e-commerce.
Company-operated stores acquired as a result of the acquisition of the Mexico operations were considered comparable beginning October 2025, after 12 full fiscal months of sales from the date of acquisition. Prior to the acquisition, wholesale sales were made to a third party under a license and supply arrangement.
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
Constant Dollar Changes
The below changes in net revenue show the change compared to the corresponding period in the prior year. Due to the 53rd week in 2024, comparable sales are calculated on a one-week shifted basis such that the 52 weeks ended February 1, 2026 are compared to the 52 weeks ended February 2, 2025 rather than January 26, 2025.

	2025 Compared to 2024
	Change	Foreign exchange changes	Change in constant dollars
Net Revenue
Americas	(1)%	—%	(1)%
China Mainland	29	(1)	28
Rest of World	16	(2)	14
Total net revenue	5%	—%	5%

Comparable sales(1)
Americas	(3)%	—%	(3)%
China Mainland	20	(1)	19
Rest of World	9	(2)	7
Total comparable sales	2%	—%	2%
__________
(1)Comparable sales includes comparable company-operated store and e-commerce net revenue.
Liquidity and Capital Resources
Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flows from operations, and capacity under our committed revolving credit facility, including to fund short-term working capital requirements. Our primary cash needs are capital expenditures for opening new stores and remodeling or relocating existing stores, investing in our distribution centers, investing in technology and making system enhancements, funding working capital requirements, and making other strategic capital investments. We may also use cash to repurchase shares of our common stock. Cash and cash equivalents in excess of our needs are held in interest-bearing accounts with financial institutions, as well as in money market funds and term deposits.

The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	2025	2024	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$1,602,477	$2,272,713	$(670,236)
Investing activities	(662,118)	(798,174)	136,056
Financing activities	(1,208,656)	(1,652,508)	443,852
Effect of foreign currency exchange rate changes on cash and cash equivalents	91,163	(81,666)	172,829
Increase (decrease) in cash and cash equivalents	$(177,134)	$(259,635)	$82,501
Operating Activities
Net income decreased $235.4 million. The decrease in cash provided by operating activities was primarily as a result of a decrease in cash flows from changes in operating assets and liabilities of $357.5 million, primarily driven by the timing of income tax payments due to timing of foreign tax installment payments, accounts receivable, and inventory purchases, partially offset by the timing of accounts payable and changes in accrued compensation. The decrease in cash provided by operating activities was also a result of decreased deferred income taxes and lower stock-based compensation expense, partially offset by increased depreciation and higher cash inflows related to derivatives.
Investing Activities
The decrease in cash used in investing activities was primarily due to the acquisition of the lululemon branded retail locations and operations run by a third party in Mexico in 2024. Please refer to Note 7. Acquisition included in Item 8 of Part II of this Annual Report on Form 10-K for further information. The decrease in cash used in investing activities was also due to decreased capital expenditures primarily due to a decrease in corporate and supply chain related infrastructure capital expenditures, partially offset by an increase in capital expenditures for opening, remodeling, and relocating company-operated stores, primarily in the Americas and China Mainland. The decrease in cash used in investing activities was partially offset by the settlement of net investment hedges.
Financing Activities
The decrease in cash used in financing activities was primarily the result of a decrease in cash paid for our stock repurchases. During 2025, we repurchased 5.0 million shares at a total cost including commissions and excise taxes of $1.2 billion. During 2024, we repurchased 5.1 million shares at a total cost including commissions and excise taxes of $1.6 billion. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
The following table includes certain measures of our liquidity:

February 1, 2026
(In thousands)
Cash and cash equivalents	$1,807,202
Working capital(1) excluding cash and cash equivalents	567,951
Capacity under committed revolving credit facility	593,635
__________
(1)Working capital is calculated as current assets of $4.3 billion less current liabilities of $1.9 billion.
Capital expenditures are expected to range between $725.0 million and $745.0 million in 2026.
Our current commitments with respect to inventory purchases are included within our purchase obligations outlined below. The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of February 1, 2026 was $1.7 billion, an increase of 18% from February 2, 2025. We expect that our inventories will increase in the mid-single digits by the end of 2026. On a unit basis, we expect inventories to slightly decrease.
Our existing Americas credit facility provides for $600.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of October 15, 2030. As of February 1, 2026, no borrowings were outstanding under this facility other than letters of credit and guarantee of $6.4 million. Further information regarding our credit facilities and associated covenants is outlined in Note 13. Revolving Credit Facilities included in Item 8 of Part II of this report.
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
Purchase obligations. The amounts listed for purchase obligations in the table below represent agreements (including open purchase orders) to purchase products and for other expenditures in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, values are subject to change, such as for product purchases throughout the production process. The reported amounts exclude liabilities included in our consolidated balance sheets as of February 1, 2026.
The following table summarizes our contractual arrangements due by fiscal year as of February 1, 2026, and the timing and effect that such commitments are expected to have on our liquidity and cash flows in future periods:

	Total	2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Operating leases (minimum rent)	$2,103,820	$370,705	$391,976	$334,124	$287,375	$182,005	$537,635
Purchase obligations	631,644	578,093	16,347	24,204	13,000	—	—
As of February 1, 2026, our minimum operating lease commitment for distribution center operating leases which have been committed to, but not yet commenced, was $278.5 million, which is not reflected in the table above.
We enter into standby letters of credit to secure certain of our obligations, including leases, taxes, and duties. As of February 1, 2026, letters of credit and letters of guarantee totaling $14.5 million had been issued, including $6.4 million under our committed revolving credit facility.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of significant judgment. Actual results may vary from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Management has reviewed these critical accounting policies and estimates and discussed them with the audit committee.
Our critical accounting policies, estimates, and judgments are as follows, and see Note 2. Summary of Significant Accounting Policies included in Item 8 of Part II for additional information:
Inventory provision
Inventory is valued at the lower of cost and net realizable value. We periodically review our inventories and make a provision for obsolescence and goods that have quality issues or that are damaged. We record a provision at an amount that is equal to the difference between the inventory cost and its net realizable value. As of February 1, 2026, the net carrying value of our inventories was $1.7 billion, which included provisions for obsolete and damaged inventory of $87.1 million. The provision is determined based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. A decrease in product demand due to changing consumer preferences, or increased competition could impact the Company's evaluation of its inventory, and additional reserves might be required.
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
For the portion of our net investment in our Canadian subsidiaries that is not indefinitely reinvested, we have recorded a deferred tax liability for the taxes which would be due upon repatriation. For distributions made by our Canadian subsidiaries, the amount of tax payable is partially dependent on how the repatriation transactions are made. The deferred tax liability has been recorded on the basis that we would choose to make the repatriation transactions in the most tax-efficient manner. Specifically, to the extent that the Canadian subsidiaries have sufficient paid-up capital, any such distributions would be made as a return of capital, rather than as a dividend, and therefore would not be subject to Canadian withholding tax.
As of February 1, 2026, the net investment in our Canadian subsidiaries was $3.3 billion, of which $1.6 billion was determined to be indefinitely reinvested. The paid-up capital balance of the Canadian subsidiaries was approximately $368.7 million.
We have recognized a deferred tax liability of $80.7 million as of February 1, 2026 which represents the Canadian withholding taxes payable on the portion of our Canadian earnings and other foreign earnings that are not indefinitely reinvested and cannot be repatriated as a return of capital, and U.S. state income taxes payable upon repatriation of the amounts which are not indefinitely reinvested.
In future periods, if the net investment in our Canadian subsidiaries and other foreign subsidiaries continues to grow, whether due to the accumulation of profits by these subsidiaries or due to a change in the amount that is indefinitely reinvested, we will record additional deferred tax liabilities, including both Canadian and foreign withholding taxes for the amounts in excess of the paid-up capital balance and U.S. state income taxes.
Contingencies
We are involved in legal proceedings regarding contractual and employment relationships and a variety of other matters. We record contingent liabilities when a loss is assessed to be probable and its amount is reasonably estimable. If it is reasonably possible that a material loss could occur through ongoing litigation, we provide disclosure in the footnotes to our financial statements. Assessing probability of loss and estimating the amount of probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third-party claimants and courts. Should we experience adverse court judgments or should negotiated outcomes differ to our expectations with respect to such ongoing litigation, it could have a material adverse effect on our results of operations, financial position, and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Translation Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. As a result of the fluctuation in exchange rates compared to the U.S. dollar our revenue was $27.6 million higher in 2025 in comparison to 2024.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income (loss) within stockholders' equity. A significant portion of our net assets are held by our Canadian dollar subsidiary. We enter into forward currency contracts in order to hedge a portion of the foreign currency exposure associated with the translation of our net investment in our Canadian subsidiary. During 2025, the impact to other comprehensive loss of translation of our Canadian subsidiaries was a reduction in the loss of $120.4 million, inclusive of net investment hedge gains.
Transaction Risk. We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. We also hold cash and cash equivalents and other monetary assets in currencies that are different to the functional currency of our subsidiaries. As of February 1, 2026, we had certain forward currency contracts outstanding in order to economically hedge the foreign currency revaluation gains and losses recognized by our foreign subsidiaries, including our Canadian and Chinese subsidiaries, on their monetary assets and liabilities denominated in currencies other than their functional currency.
We perform a sensitivity analysis to determine the market risk exposure associated with the fair values of our forward currency contracts. The net fair value of outstanding derivatives as of February 1, 2026 was a liability of $5.5 million. As of February 1, 2026, a 10% depreciation in the U.S. dollar against the hedged currencies would have resulted in the net fair value of outstanding derivatives depreciating by $23.3 million. The hypothetical change in the fair value of the forward currency contracts would have been substantially offset by a corresponding but directionally opposite change in the underlying hedged items.
The net fair value of our outstanding forward currency contracts declined as of February 1, 2026 compared to February 2, 2025 primarily due to foreign currency exchange rate movement on the derivative financial instruments.
In the future, in an effort to reduce foreign currency exchange risks, we may enter into further derivative financial instruments including hedging additional currency pairs. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Please refer to Note 18. Derivative Financial Instruments included in Item 8 of Part II of this report for further details on the nature of our financial instruments.
Interest Rate Risk
Our committed revolving credit facility provides us with available borrowings in an amount up to $600.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, if we have a meaningful outstanding balance. As of February 1, 2026, there were no borrowings outstanding under this facility other than letters of credit and guarantee of $6.4 million. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. As of February 1, 2026, we held cash and cash equivalents of $1.8 billion. Interest generated on cash balances is subject to variability as interest rates increase or decrease.

Credit Risk
We have cash on deposit with various large, reputable financial institutions and have invested in AAA-rated money market funds. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. We are also exposed to credit-related losses in the event of nonperformance by the financial institutions that are counterparties to our forward currency contracts. The credit risk amount is our unrealized gains on our derivative instruments, based on foreign currency rates at the time of nonperformance. We seek to minimize our credit risk by entering into transactions with investment-grade, creditworthy, and reputable financial institutions, by monitoring their credit standing, and by limiting exposure to any one counterparty. We have not experienced material losses related to these items, and based on information available, we do not believe credit risk exposure is significant.
Inflation
Inflationary pressures, including higher product, transportation, labor and raw material costs, may adversely affect our operating results if we are unable to offset them through pricing or operating efficiencies. Inflation could also reduce consumer discretionary spending and negatively impact the demand for our products.

ITEM 8. FINANCIAL STATEMENTS
lululemon athletica inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of lululemon athletica inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of lululemon athletica inc. and its subsidiaries (the Company) as of February 1, 2026 and February 2, 2025, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for the 52-week year ended February 1, 2026, the 53-week year ended February 2, 2025, and the 52-week year ended January 28, 2024, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2026 and February 2, 2025, and the results of its operations and its cash flows for the 52-week year ended February 1, 2026, the 53-week year ended February 2, 2025, and the 52-week year ended January 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s 2025 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Inventory provision
As described in Notes 2 and 4 to the consolidated financial statements, inventories are valued at the lower of cost and net realizable value, and management records a provision as necessary to appropriately value inventories that are obsolete, have quality issues, or are damaged. Provision expense is recorded in cost of goods sold. As of February 1, 2026, the Company’s consolidated net inventories balance was $1,701 million inclusive of the inventory provision of $88.8 million. The amount of the inventory provision is equal to the difference between the cost of the inventory and its estimated net realizable value based on assumptions about product quality, damages, future demand, selling prices, and market conditions.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the review of the inventory provision including the assumptions used. These procedures also included, among others, (i) observing the physical condition of inventories during inventory counts; (ii) evaluating the appropriateness of management’s process for developing the estimates of net realizable value; (iii) testing the reliability of reports used by management by agreeing to the underlying records; (iv) testing the reasonableness of the assumptions about quality, damages, future demand, selling prices and market conditions by considering historical trends and consistency with evidence obtained in other areas of the audit; and (v) corroborating the assumptions with individuals within the product team.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, Canada
March 17, 2026

We have served as the Company's auditor since 2006.

lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	February 1, 2026	February 2, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,807,202	$1,984,336
Accounts receivable, net	190,657	120,173
Inventories	1,700,753	1,442,081
Prepaid and receivable income taxes	352,469	182,253
Prepaid expenses and other current assets	211,620	251,459
	4,262,701	3,980,302
Property and equipment, net	2,033,720	1,780,617
Right-of-use lease assets	1,630,181	1,416,256
Goodwill	184,911	159,518
Intangible assets, net	6,283	11,673
Deferred income tax assets	24,037	17,085
Other non-current assets	314,910	237,841
	$8,456,743	$7,603,292
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$331,421	$271,406
Accrued liabilities and other	662,982	559,463
Accrued compensation and related expenses	187,887	204,543
Current lease liabilities	298,724	275,154
Current income taxes payable	43,948	183,126
Unredeemed gift card liability	316,632	308,352
Other current liabilities	45,954	37,586
	1,887,548	1,839,630
Non-current lease liabilities	1,499,717	1,300,637
Deferred income tax liabilities	52,278	98,188
Other non-current liabilities	55,360	40,790
	3,494,903	3,279,245
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 111,380 and 116,166 issued and outstanding	557	581
Additional paid-in capital	669,392	638,190
Retained earnings	4,522,581	4,109,717
Accumulated other comprehensive loss	(230,690)	(424,441)
	4,961,840	4,324,047
	$8,456,743	$7,603,292
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Net revenue	$11,102,600	$10,588,126	$9,619,278
Cost of goods sold	4,818,468	4,317,315	4,009,873
Gross profit	6,284,132	6,270,811	5,609,405
Selling, general and administrative expenses	4,066,556	3,762,379	3,397,218
Impairment of assets and restructuring costs	—	—	74,501
Amortization of intangible assets	6,961	2,735	5,010
Income from operations	2,210,615	2,505,697	2,132,676
Other income (expense), net	28,352	70,380	43,059
Income before income tax expense	2,238,967	2,576,077	2,175,735
Income tax expense	659,784	761,461	625,545
Net income	$1,579,183	$1,814,616	$1,550,190

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$253,160	$(253,209)	$(23,077)
Net investment hedge gains (losses)	(59,409)	93,024	11,405
Other comprehensive income (loss), net of tax	193,751	(160,185)	(11,672)
Comprehensive income	$1,772,934	$1,654,431	$1,538,518

Basic earnings per share	$13.27	$14.67	$12.23
Diluted earnings per share	$13.26	$14.64	$12.20
Basic weighted-average number of shares outstanding	118,981	123,735	126,726
Diluted weighted-average number of shares outstanding	119,068	123,935	127,060
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of January 29, 2023	5,116	5,116	$—	122,205	$611	$474,645	$2,926,127	$(252,584)	$3,148,799
Net income							1,550,190		1,550,190
Other comprehensive income (loss), net of tax								(11,672)	(11,672)
Stock-based compensation expense						93,560			93,560
Common stock issued upon settlement of stock-based compensation				479	2	42,428			42,430
Shares withheld related to net share settlement of stock-based compensation				(96)	—	(32,574)			(32,574)
Repurchase of common stock, including excise tax				(1,482)	(7)	(2,690)	(555,955)		(558,652)
Balance as of January 28, 2024	5,116	5,116	$—	121,106	$606	$575,369	$3,920,362	$(264,256)	$4,232,081
Net income							1,814,616		1,814,616
Other comprehensive income (loss), net of tax								(160,185)	(160,185)
Stock-based compensation expense						90,011			90,011
Common stock issued upon settlement of stock-based compensation				300	1	19,812			19,813
Shares withheld related to net share settlement of stock-based compensation				(93)	—	(35,410)			(35,410)
Repurchase of common stock, including excise tax				(5,147)	(26)	(11,592)	(1,625,261)		(1,636,879)
Balance as of February 2, 2025	5,116	5,116	$—	116,166	$581	$638,190	$4,109,717	$(424,441)	$4,324,047
Net income							1,579,183		1,579,183
Other comprehensive income (loss), net of tax								193,751	193,751
Stock-based compensation expense						62,203			62,203
Common stock issued upon settlement of stock-based compensation				276	1	8,376			8,377
Shares withheld related to net share settlement of stock-based compensation				(98)	—	(27,372)			(27,372)
Repurchase of common stock, including excise tax				(4,964)	(25)	(12,005)	(1,166,319)		(1,178,349)
Balance as of February 1, 2026	5,116	5,116	$—	111,380	$557	$669,392	$4,522,581	$(230,690)	$4,961,840
See accompanying notes to the consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Cash flows from operating activities
Net income	$1,579,183	$1,814,616	$1,550,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	496,228	446,524	379,384
lululemon Studio obsolescence provision	—	—	23,709
Impairment of assets and restructuring costs	—	—	74,501
Stock-based compensation expense	62,203	90,011	93,560
Derecognition of unredeemed gift card liability	(37,766)	(36,231)	(28,547)
Settlement of derivatives not designated in a hedging relationship	(34,552)	(47,763)	32,527
Deferred income taxes	(53,379)	57,451	(28,383)
Changes in operating assets and liabilities:
Accounts receivable	(65,755)	1,626	6,580
Inventories	(188,710)	(156,085)	66,584
Prepaid and receivable income taxes	(170,216)	(2,031)	1,908
Prepaid expenses and other current assets	47,779	(71,789)	40,587
Other non-current assets	(70,351)	(73,205)	(53,280)
Accounts payable	45,856	(57,044)	177,367
Accrued liabilities and other	98,421	193,139	(71,734)
Accrued compensation and related expenses	(24,737)	(112,110)	70,327
Current and non-current income taxes payable	(150,496)	157,205	(173,196)
Unredeemed gift card liability	41,253	42,410	84,315
Right-of-use lease assets and current and non-current lease liabilities	6,884	23,501	37,535
Other current and non-current liabilities	20,632	2,488	12,230
Net cash provided by operating activities	1,602,477	2,272,713	2,296,164
Cash flows from investing activities
Purchase of property and equipment	(680,802)	(689,232)	(651,865)
Settlement of net investment hedges	27,205	50,213	(1,609)
Acquisition, net of cash acquired	—	(154,146)	—
Other investing activities	(8,521)	(5,009)	(658)
Net cash used in investing activities	(662,118)	(798,174)	(654,132)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	8,377	19,813	42,430
Taxes paid related to net share settlement of stock-based compensation	(27,372)	(35,410)	(32,574)
Repurchase of common stock	(1,178,349)	(1,636,879)	(558,652)
Other financing activities	(11,312)	(32)	(32)
Net cash used in financing activities	(1,208,656)	(1,652,508)	(548,828)
Effect of foreign currency exchange rate changes on cash and cash equivalents	91,163	(81,666)	(4,100)
Increase (decrease) in cash and cash equivalents	(177,134)	(259,635)	1,089,104
Cash and cash equivalents, beginning of period	$1,984,336	$2,243,971	$1,154,867
Cash and cash equivalents, end of period	$1,807,202	$1,984,336	$2,243,971
See accompanying notes to the consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lululemon athletica inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories. The Company organizes its operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA"). It conducts its business through a number of different channels in each market, including company-operated stores, e-commerce, outlets, temporary locations, wholesale, license and supply arrangements, and a re-commerce program. There were 811, 767, and 711 company-operated stores in operation as of February 1, 2026, February 2, 2025, and January 28, 2024, respectively.
Basis of presentation
The consolidated financial statements have been presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP").
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2025 and fiscal 2023 were each 52-week years. Fiscal 2024 was a 53-week year. Fiscal 2025, 2024, and 2023 ended on February 1, 2026, February 2, 2025, and January 28, 2024, respectively, and are referred to as "2025," "2024," and "2023," respectively.
The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. Historically, the Company has recognized a significant portion of its operating profit in the fourth fiscal quarter of each year as a result of increased net revenue during the holiday season. Events predominantly impacting the Company's international net revenue, such as those related to Lunar New Year and Singles Day, can fall in different fiscal quarters from year to year.
Note 2. Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of lululemon athletica inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand, bank balances, money market funds, and short-term deposits with original maturities of three months or less. The Company has not experienced significant losses related to these balances and does not currently believe credit risk exposure is significant.
Accounts receivable
Accounts receivable primarily arise out of third-party online marketplaces, sales to wholesale accounts, third-party gift card sales, duty receivables, and license and supply arrangements. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. As of February 1, 2026 and February 2, 2025, the Company had an insignificant allowance for doubtful accounts.
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

Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements hosted by third-party vendors. These costs are capitalized when incurred during the application development phase, and recognized as other non-current assets. Implementation costs are subsequently amortized over the expected term of the related cloud service. The carrying value of cloud computing implementation costs are tested for impairment when an event or circumstance indicates that the asset might be impaired. Changes in cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.
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
Revenue recognition
Net revenue is comprised of:
•company-operated store net revenue;
•e-commerce net revenue through websites, mobile apps, including mobile apps on in-store devices that allow demand to be fulfilled via the Company's distribution centers, and third-party online marketplaces; and
•other net revenue, which includes revenue from outlets, sales to wholesale accounts, license and supply arrangement net revenue, which consists of royalties as well as sales of the Company's products to licensees, re-commerce revenue, revenue from temporary locations, and lululemon Studio revenue from digital content subscriptions.
All revenue is reported net of:
•markdowns and discounts,
•sales taxes collected from customers on behalf of taxing authorities; and
•returns.
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
The Company is responsible for funding a share of credits offered to customers through credit card affiliate programs, which are recognized as a discount within net revenue and the corresponding liability is recognized within accrued liabilities and other. For certain programs, the share of credits funded by the Company varies based on annually assessed thresholds, which are estimated at each reporting date.
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
•hemming costs and other product alteration costs; and
•product-related royalties paid to third parties.
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
Selling, general and administrative expenses
Selling, general and administrative expenses consist of all operating costs not otherwise included in cost of goods sold, intangible asset amortization, or acquisition-related expenses. The Company's selling, general and administrative expenses include the costs of corporate and retail employee wages and benefits, costs to transport the Company's products from the distribution facilities to the Company's retail locations and e-commerce guests, professional fees, marketing, technology, human resources, accounting, legal, corporate facility and occupancy costs, e-commerce platform costs, and depreciation and amortization expense other than in cost of goods sold.
Advertising and Marketing Costs
Advertising costs, including the costs to produce advertising, are expensed as incurred. Advertising expenses are included within selling, general and administrative expenses.
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
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis, and performs certain valuations on a non-recurring basis. The Company records cash equivalents at their original purchase prices plus interest that has accrued at the stated rate. The fair values of the forward currency contract assets and liabilities are determined using observable Level 2 inputs, including foreign currency spot exchange rates, forward pricing curves, and interest rates. The fair values consider the credit risk of the Company and its counterparties. The Company's Master International Swap Dealers Association, Inc., Agreements and other similar arrangements allow net settlements under certain conditions. However, the Company records all derivatives on its consolidated balance sheets at fair value and does not offset derivative assets and liabilities. Additional information is included in Note 17. Fair Value Measurement.
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
Foreign currency transactions denominated in a currency other than an entity's functional currency are remeasured into the functional currency with any resulting gains and losses recognized in selling, general and administrative expenses, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature, which are recorded as net investment hedge gains (losses) in other comprehensive income (loss), net of tax.
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

The Company does not enter into derivative contracts for speculative or trading purposes. Additional information on the Company's derivative financial instruments is included in Note 17. Fair Value Measurement and Note 18. Derivative Financial Instruments.
Concentration of credit risk
Accounts receivable primarily arise out of third-party gift card sales, sales to wholesale accounts, third-party online marketplaces, duty receivables, and license and supply arrangements. The Company generally does not require collateral to support the accounts receivable; however, in certain circumstances, the Company may require parties to provide payment for goods prior to delivery of the goods or to provide letters of credit. The accounts receivable are net of an allowance for doubtful accounts, which is established based on management's assessment of the credit risk of the underlying accounts.
Cash and cash equivalents are held with high-quality financial institutions. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. The Company is also exposed to credit-related losses in the event of nonperformance by the counterparties to the forward currency contracts. The credit risk amount is the Company's unrealized gains on its derivative instruments, based on foreign currency rates at the time of nonperformance. The Company seeks to minimize its credit risk by entering into transactions with investment-grade, creditworthy, and reputable financial institutions, by monitoring their credit standing, and by limiting exposure to any one counterparty. The Company has not experienced significant losses related to these items and does not currently believe credit risk exposure is significant.
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
The grant date fair value of restricted shares, performance-based restricted stock units ("PSUs"), and restricted stock units ("RSUs") is based on the closing price of the Company's common stock on the grant date.
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
Earnings per share
Earnings per share is calculated using the weighted-average number of common and exchangeable shares outstanding during the period. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have in effect the same economic rights and share equally in undistributed net income. Diluted earnings per share is calculated by dividing net income available to stockholders for the period by the diluted weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, PSUs that have satisfied their performance factor, restricted shares, and RSUs using the treasury stock method.

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
Recently adopted accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates ("ASUs"). ASUs adopted during 2025 not listed below were assessed, and determined to be either not applicable or to have minimal impact on its consolidated financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This disclosure requires expanded disclosure within the rate reconciliation as well as disaggregation of annual taxes paid. The company adopted this update retrospectively for 2025, and the related disclosures are included in Note 20. Income Taxes.
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
In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment replaces the previous project-stage model with a principles-based approach for capitalizing internal-use software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within that year. The Company is currently evaluating the impact that this new guidance may have on its accounting policies and related disclosures.

Note 3. Net Revenue
Disaggregated net revenue
In addition to the disaggregation of net revenue by reportable segment in Note 24. Segmented Information, the following table disaggregates the Company's net revenue by geographic area.
Prior to the acquisition of the Mexico operations on September 10, 2024, wholesale sales to the third party under the license and supply arrangement by lululemon athletica canada inc. were disclosed as net revenue recognized within Canada.

	2025	2024	2023
	(In thousands)
United States	$6,328,380	$6,483,183	$6,346,392
Canada	1,423,178	1,411,673	1,285,255
Mexico	95,486	33,300	—
Americas	7,847,044	7,928,156	7,631,647

China Mainland	1,754,799	1,361,337	963,760
Hong Kong SAR, Taiwan, and Macau SAR	199,079	180,092	170,533
People's Republic of China	1,953,878	1,541,429	1,134,293

Other geographic areas	1,301,678	1,118,541	853,338
	$11,102,600	$10,588,126	$9,619,278
The following disaggregates the Company's net revenue by category. Accessories and other categories is primarily composed of accessories, footwear, and lululemon Studio.

	2025	2024	2023
	(In thousands)
Women's apparel	$6,995,365	$6,692,630	$6,147,372
Men's apparel	2,663,986	2,558,380	2,252,753
Accessories and other categories	1,443,249	1,337,116	1,219,153
	$11,102,600	$10,588,126	$9,619,278
The following disaggregates the Company's net revenue by channel.

	2025	2024	2023
	(In thousands)
Company-operated stores	$5,049,744	$5,007,872	$4,410,956
E-commerce	4,918,697	4,570,446	4,311,110
Other channels	1,134,159	1,009,808	897,212
	$11,102,600	$10,588,126	$9,619,278
Gift card net revenue
During 2025, 2024, and 2023, the Company recognized net revenue of $179.2 million, $180.9 million, and $151.4 million, respectively, that was included in the opening balance of the unredeemed gift card liability at the beginning of each year. For 2025, 2024, and 2023, net revenue recognized on unredeemed gift card balances was $37.8 million, $36.2 million, and $28.5 million, respectively.

Note 4. Inventories

	February 1, 2026	February 2, 2025
	(In thousands)
Inventories, at cost	$1,789,576	$1,526,055
Inventory provisions and reserves:
Obsolescence provision	(52,646)	(45,840)
Damages provision	(34,450)	(36,416)
Shrink provision	(1,727)	(1,718)
	(88,823)	(83,974)
Inventories	$1,700,753	$1,442,081
Shrink and inventory provision expense was $134.8 million, $139.8 million, and $181.1 million in 2025, 2024, and 2023, respectively. The expense for 2023 included an inventory obsolescence provision of $23.7 million recognized as a result of the decision to cease selling the lululemon Studio Mirror in the third quarter of 2023. Please refer to Note 10. Impairment of Assets and Restructuring Costs for further information.
Note 5. Prepaid Expenses and Other Current Assets

	February 1, 2026	February 2, 2025
	(In thousands)
Prepaid expenses	144,744	147,680
Forward currency contract assets	30,996	76,848
Other current assets	35,880	26,931
Prepaid expenses and other current assets	$211,620	$251,459
Note 6. Property and Equipment

	February 1, 2026	February 2, 2025
	(In thousands)
Land	$79,390	$74,461
Buildings	28,816	27,655
Leasehold improvements	1,400,487	1,227,247
Furniture and fixtures	203,882	177,651
Computer hardware	224,169	202,479
Computer software	1,519,840	1,274,322
Equipment and vehicles	61,760	51,453
Work in progress	378,226	206,398
Property and equipment, gross	3,896,570	3,241,666
Accumulated depreciation	(1,862,850)	(1,461,049)
Property and equipment, net	$2,033,720	$1,780,617
Depreciation expense related to property and equipment was $489.7 million, $443.3 million, and $374.0 million for 2025, 2024, and 2023, respectively.
Note 7. Acquisition
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
Reacquired franchise rights were valued using the future expected cash flows of the remaining contractual franchise period until November 2026. These intangible assets have a fair value of $15.5 million, which is being amortized until November 2026. Contingent consideration of $15.0 million relates to performance-related conditions from the acquisition date to December 31, 2025, and has been recognized at fair value. As of February 1, 2026, $10.1 million in consideration payments has been paid.
The Company has not disclosed pro forma information of the combined business as the transaction is not material to net revenue or net earnings.
During 2024, the Company recognized $3.5 million in acquisition-related expenses within selling, general and administrative expenses primarily related to legal, accounting, valuation, and other professional services.
Note 8. Goodwill
The changes in the carrying amounts of goodwill were as follows:

Goodwill
(In thousands)
Balance as of January 28, 2024	$24,083
Acquisition of the Mexico operations	147,001
Effect of foreign currency translation	(11,566)
Balance as of February 2, 2025	$159,518
Effect of foreign currency translation	25,393
Balance as of February 1, 2026	$184,911
Of the Company's goodwill, $147.0 million relates to the acquisition of the Mexico operations in 2024. Goodwill relates to the assembled workforce and benefits expected as a result of the acquisition and has been allocated to the Americas segment. Please refer to Note 7. Acquisition for further information.

Note 9. Intangible Assets
A summary of the intangible asset balances is presented below:

	February 1, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years)
	(In thousands, except in years)
Franchise rights	16,965	(10,682)	6,283	0.8
Intangible assets	$16,965	$(10,682)	$6,283	0.8

	February 2, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years)
	(In thousands, except in years)
Franchise rights	14,325	(2,652)	11,673	1.8
Other	270	(270)	—	n/a
Intangible assets	$14,595	$(2,922)	$11,673	1.8
As part of the acquisition of the Mexico operations in 2024, the Company recognized intangible assets related to reacquired franchise rights, which are being amortized until November 2026. Please refer to Note 7. Acquisition for further information.
Amortization of intangible assets was $7.0 million, $2.7 million, and $5.0 million in 2025, 2024, and 2023, respectively. Future expected amortization expense as of February 1, 2026 is $6.3 million for 2026.
During 2023, the Company recognized intangible asset impairment charges of $17.0 million. These impairment charges related to the intangible assets that were recognized on the acquisition of MIRROR. Please refer to Note 10. Impairment of Assets and Restructuring Costs for further information.
Note 10. Impairment of Assets and Restructuring Costs
During the third quarter of 2023, the Company reached the decision to cease selling its lululemon Studio Mirror hardware. It also contracted with Peloton Interactive, Inc. to be the exclusive digital fitness content provider to existing lululemon Studio subscribers, and stopped producing its own digital fitness content. The Company ceased selling the lululemon Studio Mirror and new digital content subscriptions in December 2023.

These strategy shifts resulted in impairment testing and the recognition of inventory provisions, asset impairments, and restructuring costs related to the lululemon Studio reporting unit. The following table summarizes the amounts recognized:

2023
(In thousands)
Costs recorded in cost of goods sold:
lululemon Studio obsolescence provision	$23,709

Costs recorded in operating expenses:
Impairment of assets:
Impairment of intangible assets	16,951
Impairment of cloud computing arrangement implementation costs	16,074
Impairment of property and equipment	11,161
$44,186
Restructuring costs	30,315
Impairment of assets and restructuring costs	$74,501

Total pre-tax charges	$98,210

Income tax effects of charges	$(26,085)
Total after-tax charges	$72,125
lululemon Studio obsolescence provision
As a result of the decision to cease selling the lululemon Studio Mirror in the third quarter of 2023, the Company recognized an inventory obsolescence provision of $23.7 million during 2023. The net realizable value of the lululemon Studio inventory was based on assumptions regarding liquidation value.
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

Note 11. Other Non-Current Assets

	February 1, 2026	February 2, 2025
	(In thousands)
Cloud computing arrangement implementation costs:
Deferred cloud computing arrangement implementation costs	$513,713	$385,441
Accumulated amortization	(321,682)	(223,682)
	192,031	161,759
Security deposits	61,117	44,076
Other	61,762	32,006
Other non-current assets	$314,910	$237,841
Note 12. Accrued Liabilities and Other

	February 1, 2026	February 2, 2025
	(In thousands)
Accrued operating expenses	$167,052	$166,745
Accrued duty	99,353	45,400
Accrued digital marketing	71,240	45,392
Sales return allowances	70,611	73,892
Accrued credit card affiliate liabilities	64,837	—
Forward currency contract liabilities	36,476	74,638
Accrued capital expenditures	34,860	36,690
Accrued freight	34,455	53,121
Sales tax collected	25,353	16,967
Accrued rent	20,691	17,962
Other	38,054	28,656
Accrued liabilities and other	$662,982	$559,463
Note 13. Revolving Credit Facilities
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
As of February 1, 2026, the Company had no borrowings outstanding under this credit facility other than $6.4 million in outstanding letters of credit and guarantee.
Borrowings made under the credit facility bear interest at variable rates based on the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York ("SOFR"), or an alternate base rate, plus applicable margin. The credit agreement contains customary financial, affirmative and negative covenants applicable to the Company and its subsidiaries, including limitations on indebtedness, liens, fundamental changes, dispositions of assets, changes in the nature of business, and restrictions on subsidiary dividends and distributions, as well as financial covenants based on leverage and fixed charge coverage ratios. The Company was in compliance with all such covenants as of February 1, 2026.
China Mainland revolving credit facility
The Company has an uncommitted and unsecured Chinese Yuan-denominated revolving credit facility totaling the equivalent of USD $43.1 million, which is reviewed annually and provides for short-term borrowing and the issuance of guarantees. As of February 1, 2026, there were no borrowings or guarantees outstanding, letters of credit totaling USD $7.9 million were issued, and the Company was in compliance with all applicable terms of the credit facility.
Note 14. Supply Chain Financing Program
The Company facilitates a voluntary supply chain financing ("SCF") program that allows its suppliers to elect to sell the receivables owed to them by the Company to a third-party financial institution. Participating suppliers negotiate arrangements directly with the financial institution. If a supplier chooses to participate in the SCF program it may request an invoice be paid earlier than it would by the Company, and the financial institution at its sole and absolute discretion, may elect to make an early payment to the supplier at a discount. The Company's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier's participation in the arrangement and the Company provides no guarantees to any third parties under the SCF program.
A roll-forward of the amounts outstanding under the SCF program, which are presented within accounts payable, is presented below:

	2025	2024
	(In thousands)
Supply chain financing program balance, beginning of year	$36,283	$42,139
Amounts added during the year	543,573	509,924
Amounts settled during the year	(534,748)	(515,780)
Supply chain financing program balance, end of year	$45,108	$36,283
Note 15. Stockholders' Equity
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
Note 16. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
In June 2023, the Company's stockholders approved the adoption of the lululemon athletica inc. 2023 Equity Incentive Plan. The 2023 Equity Incentive Plan provides for awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, RSUs, performance shares, PSUs, cash-based awards, other stock-based awards, and deferred compensation awards to employees (including officers and directors who are also employees), consultants, and directors of the Company.
The awards granted under the 2014 Equity Incentive Plan remain outstanding and continue to vest under their original conditions. No further awards will be granted under the 2014 Equity Incentive Plan.
The Company has granted stock options, PSUs, RSUs, and restricted shares. Stock options granted to date generally have a four-year vesting period and vest at a rate of 25% each year on the anniversary date of the grant. Stock options generally expire on the earlier of seven or 10 years from the date of grant, or a specified period of time following termination. PSUs issued generally vest three years from the grant date and restricted shares generally vest one year from the grant date. RSUs granted generally have a three-year vesting period and vest at a certain percentage each year on the anniversary date of the grant.
The Company issues previously unissued shares upon the exercise of Company options, vesting of PSUs or RSUs that are settled in common stock, and granting of restricted shares.
Stock-based compensation expense charged to income for the plans was $61.8 million, $88.6 million, and $92.7 million for 2025, 2024, and 2023, respectively.
Total unrecognized compensation cost for all stock-based compensation plans was $150.9 million as of February 1, 2026, which is expected to be recognized over a weighted-average period of 2.5 years, and was $122.3 million as of February 2, 2025 over a weighted-average period of 2.0 years.
A summary of the balances of the Company's stock-based compensation plans as of February 1, 2026, February 2, 2025, and January 28, 2024, and changes during the fiscal years then ended is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of January 29, 2023	866	$230.78	166	$295.93	5	$308.66	221	$323.89
Granted	213	360.00	121	296.27	4	370.59	132	364.63
Exercised/vested	264	160.45	104	201.56	5	308.66	106	294.65
Forfeited/expired	32	332.26	8	351.14	—	368.36	24	350.38
Balance as of January 28, 2024	783	$285.69	175	$349.84	4	$370.85	223	$359.12
Granted	232	383.09	125	354.40	5	319.19	146	375.99
Exercised/vested	95	209.54	100	310.86	4	371.33	101	351.61
Forfeited/expired	71	363.58	23	374.15	—	—	29	371.69
Balance as of February 2, 2025	849	$314.27	177	$371.83	5	$317.86	239	$371.09
Granted	593	243.30	177	299.16	6	252.28	476	232.49
Exercised/vested	61	145.18	101	373.03	5	317.86	109	369.23
Forfeited/expired	112	334.56	33	331.71	—	—	45	320.98
Balance as of February 1, 2026	1,269	$287.41	220	$319.19	6	$252.28	561	$257.92
A total of 2.0 million shares of the Company's common stock have been authorized for future issuance under the Company's 2023 Equity Incentive Plan.
The Company's PSUs are awarded to eligible employees and entitle the grantee to receive a maximum of two shares of common stock per PSU if the Company achieves specified performance goals and the grantee remains employed during the vesting period. The fair value of PSUs is based on the closing price of the Company's common stock on the grant date. Expense for PSUs is recognized when it is probable that the performance goal will be achieved.
The grant date fair value of the restricted shares and RSUs is based on the closing price of the Company's common stock on the grant date.
The grant date fair value of each stock option granted is estimated on the date of grant using the Black-Scholes model and the following are weighted averages of the assumptions that were used:

	2025	2024	2023
Expected term	4.12 years	3.75 years	3.75 years
Expected volatility	40.67%	37.39%	42.35%
Risk-free interest rate	3.86%	4.30%	3.49%
Dividend yield	—%	—%	—%

The following summarizes information about stock options outstanding and exercisable as of February 1, 2026:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
	(In thousands, except per share amounts and years)
$165.69-$198.73	164	$178.30	1.4	145	$179.96	0.7
$206.29-$239.39	275	206.36	9.9	—	228.57	0.9
$253.70-$296.36	265	281.75	6.2	2	263.00	4.7
$306.71-$368.36	274	336.11	3.3	193	328.49	2.9
$376.92-$502.74	291	385.16	4.2	136	382.63	3.5
	1,269	$287.41	5.3	476	$298.37	2.4
Intrinsic value	$586			$418
As of February 1, 2026, the unrecognized compensation cost related to these options was $49.2 million, which is expected to be recognized over a weighted-average period of 3.0 years. The weighted-average grant date fair value of options granted during 2025, 2024, and 2023 was $90.53, $130.87, and $130.75, respectively.
The following table summarizes the intrinsic value of options exercised and awards that vested:

	2025	2024	2023
	(In thousands)
Stock options	$5,473	$16,183	$69,316
Performance-based restricted stock units	28,268	38,303	33,198
Restricted shares	1,303	1,163	1,661
Restricted stock units	31,236	37,972	38,016
	$66,280	$93,621	$142,191
Employee share purchase plan
The Company has an Employee Share Purchase Plan ("ESPP"). Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During 2025, 2024, and 2023, there were 0.2 million, 0.1 million, and 0.1 million shares purchased, respectively. As of February 1, 2026, 4.1 million shares remain authorized to be purchased under the ESPP.
Defined contribution pension plans
The Company offers defined contribution pension plans to eligible employees who may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the Company's contribution is subject to a two-year vesting period. The Company's net expense for the defined contribution plans was $23.7 million, $22.2 million, and $19.8 million during 2025, 2024, and 2023, respectively.

Note 17. Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis
As of February 1, 2026 and February 2, 2025, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	February 1, 2026	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$354,731	$354,731	$—	$—	Cash and cash equivalents
Forward currency contract assets	30,996	—	30,996	—	Prepaid expenses and other current assets
Forward currency contract liabilities	36,476	—	36,476	—	Other current liabilities

	February 2, 2025	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$240,918	$240,918	$—	$—	Cash and cash equivalents
Term deposits	8	—	8	—	Cash and cash equivalents
Forward currency contract assets	76,848	—	76,848	—	Prepaid expenses and other current assets
Forward currency contract liabilities	74,638	—	74,638	—	Other current liabilities
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
Note 18. Derivative Financial Instruments
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during 2025.
Derivatives not designated as hedging instruments
During 2025, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.

Quantitative disclosures about derivative financial instruments
The notional amounts and fair values of forward currency contracts were as follows:

	February 1, 2026			February 2, 2025
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,548,000	$—	$32,510	$1,969,000	$74,908	$—
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,832,471	30,996	3,966	2,167,657	1,940	74,638
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$30,996	$36,476		$76,848	$74,638
As of February 1, 2026, there were derivative assets of $31.0 million and derivative liabilities of $36.5 million subject to enforceable netting arrangements.
The forward currency contracts designated as net investment hedges outstanding as of February 1, 2026 mature on different dates between February 2026 and July 2026.
The forward currency contracts not designated in a hedging relationship outstanding as of February 1, 2026 mature on different dates between February 2026 and July 2026.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	2025	2024	2023
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$(80,212)	$125,378	$15,344
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	2025	2024	2023
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign exchange gains (losses)	$(87,868)	$127,843	$(23,232)
Derivatives not designated in a hedging relationship	65,152	(118,423)	22,765
Net foreign exchange and derivative gains (losses)	$(22,716)	$9,420	$(467)
Note 19. Leases
The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. As of February 1, 2026, the initial lease terms of the various leases generally range from two to 15 years. The majority of the Company's leases include renewal options at the sole discretion of the Company. The lease term includes options to extend or terminate the lease when it is reasonably certain those options will be exercised.

The following table details the Company's net lease expense. Certain of the Company's leases include rent escalation clauses, rent holidays, and leasehold rental incentives. The majority of the Company's leases for store premises also include contingent rental payments based on sales volume. The variable lease expenses disclosed below include contingent rent payments and other non-fixed lease-related costs, including common area maintenance, property taxes, and landlord's insurance.

	2025	2024	2023
	(In thousands)
Net lease expense:
Operating lease expense	$405,987	$338,756	$282,888
Short-term lease expense	13,172	13,588	15,289
Variable lease expense	196,869	188,358	152,791
Sublease income	(9,803)	(2,805)	—
	$606,225	$537,897	$450,968
The following table presents future minimum lease payments by fiscal year and the impact of discounting.

February 1, 2026
(In thousands)
2026	$370,705
2027	391,976
2028	334,124
2029	287,375
2030	182,005
Thereafter	537,635
Future minimum lease payments	$2,103,820
Impact of discounting	(305,379)
Present value of lease liabilities	$1,798,441

Balance sheet classification:
Current lease liabilities	$298,724
Non-current lease liabilities	1,499,717
$1,798,441
As of February 1, 2026, the Company's minimum lease commitment for distribution center operating leases which have been committed to, but not yet commenced, was $278.5 million, which is not reflected in the table above.
The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	February 1, 2026	February 2, 2025
Weighted-average remaining lease term	6.59 years	6.68 years
Weighted-average discount rate	4.4%	4.3%

Note 20. Income Taxes
The Company's domestic and foreign income before income tax expense and current and deferred income taxes from federal, state, and foreign sources were as follows:

	2025	2024	2023
	(In thousands)
Income before income tax expense
Domestic	$598,174	$479,956	$458,041
Foreign	1,640,793	2,096,121	1,717,694
	$2,238,967	$2,576,077	$2,175,735
Current income tax expense
Federal	$177,390	$86,851	$140,726
State	36,771	31,983	42,476
Foreign	494,677	584,248	469,090
	$708,838	$703,082	$652,292
Deferred income tax expense (recovery)
Federal	$(41,413)	$61,386	$(14,741)
State	(9,733)	14,047	(3,097)
Foreign	2,092	(17,054)	(8,909)
	$(49,054)	$58,379	$(26,747)
Income tax expense	$659,784	$761,461	$625,545
The Company's income tax expense for 2023 included a discrete income tax recovery of $26.1 million related to the impairment of assets and restructuring costs. Please refer to Note 10. Impairment of Assets and Restructuring Costs for further information.
As of February 1, 2026, the Company's net investment in its Canadian subsidiaries was $3.3 billion, of which $1.6 billion was determined to be indefinitely reinvested. A deferred income tax liability of $80.7 million has been recognized in relation to the portion of the Company's net investment in its Canadian and Hong Kong SAR subsidiaries that is not indefinitely reinvested, representing the Canadian withholding taxes and U.S. state income taxes which would be due upon repatriation. This deferred tax liability has been recorded on the basis that the Company would choose to make the repatriation transactions in the most tax-efficient manner. Specifically, to the extent that the Canadian subsidiaries have paid-up capital, any such distributions would be structured as a return of capital, and therefore not subject to Canadian withholding tax. The unrecognized deferred income tax liability on the indefinitely reinvested amount is approximately $89.1 million.
As of February 1, 2026, the Company had cash and cash equivalents of $935.1 million outside of the United States.

The reconciliation of the federal statutory income tax rate to the Company's effective tax rate was as follows:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Federal income tax at statutory rate	$470,183	21.0%	$540,976	21.0%	$456,904	21.0%
Domestic
Domestic federal reconciling items:
Tax credits	(4,746)	(0.2)	(5,923)	(0.2)	(5,289)	(0.2)
Nontaxable or nondeductible items	2,309	0.1	3,891	0.2	4,207	0.2
Effect of cross-border tax laws	(9,251)	(0.4)	2,004	0.1	1,970	0.1
Changes in valuation allowances	9,513	0.4	5,769	0.2	—	—
Other(1)	(28,629)	(1.3)	(6,155)	(0.2)	(8,913)	(0.4)
State and local income tax, net of federal income tax effect
State income taxes(2)	31,269	1.4	27,802	1.1	20,280	0.9
Other	7,420	0.3	8,098	0.3	4,793	0.2
Foreign tax effects
Canada
Foreign tax rate differential	(74,710)	(3.3)	(117,327)	(4.6)	(82,994)	(3.8)
Provincial local taxes(3)	152,044	6.8	235,159	9.1	167,333	7.7
Tax on unremitted earnings, net	50,881	2.3	58,835	2.3	52,498	2.4
Other	10,987	0.5	5,284	0.2	4,877	0.2
China Mainland
Nontaxable or nondeductible items	25,987	1.2	8,776	0.3	(733)	—
Other	10,996	0.5	4,588	0.2	4,332	0.2
Other foreign jurisdictions	5,531	0.2	(10,316)	(0.4)	6,280	0.3
Effective tax rate	$659,784	29.5%	$761,461	29.6%	$625,545	28.8%
__________
(1)The other category within domestic federal reconciling items is comprised of individually insignificant items. For 2025, it primarily relates to tax benefits related to foreign exchange losses.
(2)California, New York, Florida, Illinois, New Jersey, Pennsylvania, Massachusetts, and Minnesota made up the majority (greater than 50%) of this category for each of 2025, 2024, and 2023.
(3)British Columbia makes up the majority (greater than 50%) of this category for each of 2025, 2024, and 2023.

Cash paid for income taxes, net of refunds, was as follows:

	2025	2024	2023
	(In thousands)
Domestic
Federal	$183,977	$133,064	$126,980
State	44,106	46,438	57,073
	228,083	179,502	184,053
Foreign
Canada	682,486	339,446	578,385
China Mainland	64,034	34,966	23,092
Other	40,841	25,264	38,683
	787,361	399,676	640,160
Cash paid for income taxes, net of refunds	$1,015,444	$579,178	$824,213

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	February 1, 2026	February 2, 2025
	(In thousands)
Deferred income tax assets:
Inventories	$32,630	$33,801
Unredeemed gift card liability	21,163	18,956
Non-current lease liabilities	356,197	308,796
Research and experimental expenditures	77,869	71,579
Foreign-derived intangible income ("FDII")	43,369	—
Foreign tax credits	15,282	5,769
Stock-based compensation	14,738	20,883
Net operating loss carryforwards	2,267	2,174
Other	30,684	26,022
Deferred income tax assets	594,199	487,980
Valuation allowance	(17,517)	(7,902)
Deferred income tax assets, net of valuation allowance	$576,682	$480,078
Deferred income tax liabilities:
Property and equipment, net	$(205,131)	$(180,664)
Right-of-use lease assets	(314,982)	(269,089)
Unremitted foreign earnings	(80,651)	(106,986)
Other	(4,159)	(4,442)
Deferred income tax liabilities	(604,923)	(561,181)
Net deferred income tax liabilities	$(28,241)	$(81,103)

Balance sheet classification:
Deferred income tax assets	$24,037	$17,085
Deferred income tax liabilities	(52,278)	(98,188)
Net deferred income tax liabilities	$(28,241)	$(81,103)
As of February 1, 2026, the Company had net operating loss carryforwards of $35.0 million. The majority of the net operating loss carryforwards expire, if unused, between fiscal 2030 and fiscal 2045.
There was a $9.6 million net increase in the valuation allowance in 2025, compared to a $5.6 million net increase in 2024, and a $1.6 million net increase in 2023.
The Company files income tax returns in the U.S., Canada, China Mainland, and various foreign and state jurisdictions. The 2022 to 2024 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2018 to 2024 tax years remain subject to examination by Canadian tax authorities. The 2016 to 2024 tax years remain subject to examination by the China Mainland tax authorities. The 2018 to 2024 tax years remain subject to examination by tax authorities in certain other foreign jurisdictions. The Company does not have any significant unrecognized tax benefits arising from uncertain tax positions taken, or expected to be taken, in the Company's tax returns.

Note 21. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	2025	2024	2023
	(In thousands, except per share amounts)
Net income	$1,579,183	$1,814,616	$1,550,190
Basic weighted-average number of shares outstanding	118,981	123,735	126,726
Assumed conversion of dilutive stock options and awards	87	200	334
Diluted weighted-average number of shares outstanding	119,068	123,935	127,060
Basic earnings per share	$13.27	$14.67	$12.23
Diluted earnings per share	$13.26	$14.64	$12.20
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have in effect the same economic rights and share equally in undistributed net income. For 2025, 2024, and 2023, 127.7 thousand, 64.2 thousand, and 62.7 thousand stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
On March 23, 2022, the Company's board of directors approved a stock repurchase program authorizing up to $1.0 billion of common shares, which was fully utilized during the first quarter of 2024.
Subsequently, the board of directors approved a new repurchase program authorizing up to $4.0 billion in aggregate, including $1.0 billion initially authorized on November 29, 2023, and additional $1.0 billion increases on May 29, 2024, December 3, 2024, and December 3, 2025. This program does not have an expiration date or require a minimum number of shares to be repurchased. Repurchases may be made on the open market at prevailing prices or through privately negotiated transactions, including under plans pursuant to Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and amount of repurchases will depend on market conditions, trading eligibility, and other factors. As of February 1, 2026, the remaining authorized amount available under the program, excluding commissions and excise taxes, was $1.4 billion.
During 2025, 2024, and 2023, 5.0 million, 5.1 million, and 1.5 million shares, respectively, were repurchased under the programs at a total cost including commissions and excise taxes of $1.2 billion, $1.6 billion, and $558.7 million, respectively.
Subsequent to February 1, 2026, and up to March 11, 2026, 0.9 million shares were repurchased at a total cost including commissions and excise taxes of $159.6 million.
Note 22. Commitments and Contingencies
Commitments
Leases. The Company has obligations under operating leases for its store and other retail locations, distribution centers, offices, and equipment. Please refer to Note 19. Leases for further details regarding lease commitments and the timing of future minimum lease payments.
License and supply arrangements. The Company has entered into license and supply arrangements with partners which grant them the right to operate lululemon branded retail locations and sell lululemon products on websites in specific countries. Under these arrangements, the Company supplies the partners with lululemon products, training, and other support. As of February 1, 2026, there were 45 licensed locations, including 13 in the United Arab Emirates, nine in Saudi Arabia, eight in Israel, four in Kuwait, four in Qatar, three in Turkey, two in Belgium, one in Bahrain, and one in Denmark. On September 10, 2024, the Company acquired the lululemon branded retail locations and operations run by a third party in Mexico. The Company had previously granted the third party the right to operate retail locations and to sell lululemon products in Mexico. Please refer to Note 7. Acquisition for further information.
Contingencies
Legal proceedings
In addition to the legal proceedings described below, the Company is, from time to time, involved in routine legal matters, and audits and inspections by governmental agencies and other third parties which are incidental to the conduct of its business. This includes legal matters such as initiation and defense of proceedings to protect intellectual property rights, employment claims, product liability claims, personal injury claims, and similar matters. The Company believes the ultimate resolution of any such legal proceedings, audits, and inspections is not reasonably likely to have a material adverse effect on its consolidated balance sheets, results of operations or cash flows; however, litigation and regulatory matters are inherently uncertain, and it is possible that an adverse outcome in one or more matters could have a material impact in a particular reporting period. The Company has recognized immaterial provisions related to the expected outcome of legal proceedings.
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
Tariffs
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Power Act (the "IEEPA"). Immediately following this IEEPA decision, the U.S. Administration initiated new tariffs at different rates under alternative legislative powers. The U.S. Administration also confirmed that the IEEPA decision does not impact the removal of the de minimis exemption. The IEEPA decision did not address the processes that will govern refund claims, and the timing of any potential refunds, and the ultimate amounts, if any, that we may recover remains uncertain.
Note 23. Supplementary Financial Information
Certain supplementary cash flow information follows:

	2025	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$406,046	$378,250	$288,934
Leased assets obtained in exchange for new operating lease liabilities	542,498	503,858	586,926
Interest paid	1,028	478	234
A summary of certain costs included within selling, general and administrative expenses follows:

	2025	2024	2023
	(In thousands)
Distribution costs	$359,732	$348,957	$374,170
Advertising expenses	617,525	541,488	429,681
Note 24. Segmented Information
The Company reports three segments: Americas, China Mainland, and Rest of World, which is comprised of its non-

significant operating segments APAC and EMEA reported on a combined basis.
The Company's segments are based on the financial information the Chief Operating Decision Maker ("CODM") uses to evaluate performance and allocate resources. Effective January 31, 2026, the Company's chief executive officer ("CEO") stepped down, and the Company's chief financial officer and its president and chief commercial officer were appointed as interim co-CEOs. The CODM of the Company during 2025 was the CEO, and during the interim period, the interim co-CEOs are the Company's CODM. The CODM approves the annual budget on a segment level, and regularly assesses the performance of the Company's segments using key financial metrics, including net revenue and segmented income from operations. The Company does not report capital expenditures and assets by segment as that information is not reviewed by the CODM.
The following outlines segmented information:

	2025
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$7,847,044	$1,754,799	$1,500,757	$11,102,600	$—	$11,102,600
Product costs(2)	2,585,483	414,504	428,044	3,428,031	—	3,428,031
Other cost of sales(2)	674,020	221,680	255,756	1,151,456	238,981	1,390,437
Selling, general and administrative expenses	2,026,883	417,492	471,056	2,915,431	1,151,125	4,066,556
Amortization of intangible assets	—	—	—	—	6,961	6,961
Income from operations	$2,560,658	$701,123	$345,901	$3,607,682	$(1,397,067)	$2,210,615
Other income (expense), net						28,352
Income before income tax expense						$2,238,967

Supplemental information:
Depreciation and amortization(3)	$224,684	$38,198	$36,585	$299,467	$196,761	$496,228

	2024
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$7,928,156	$1,361,337	$1,298,633	$10,588,126	$—	$10,588,126
Product costs(2)	2,336,251	324,237	364,906	3,025,394	—	3,025,394
Other cost of sales(2)	641,699	198,373	217,536	1,057,608	234,313	1,291,921
Selling, general and administrative expenses	1,934,649	328,868	401,245	2,664,762	1,097,617	3,762,379
Amortization of intangible assets	—	—	—	—	2,735	2,735
Income from operations	$3,015,557	$509,859	$314,946	$3,840,362	$(1,334,665)	$2,505,697
Other income (expense), net						70,380
Income before income tax expense						$2,576,077

Supplemental information:
Depreciation and amortization(3)	$204,922	$33,206	$30,872	$269,000	$177,524	$446,524

	2023
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$7,631,647	$963,760	$1,023,871	$9,619,278	$—	$9,619,278
Product costs(2)	2,283,490	241,663	316,542	2,841,695	23,709	2,865,404
Other cost of sales(2)	576,810	154,136	171,992	902,938	241,531	1,144,469
Selling, general and administrative expenses	1,834,163	230,645	333,505	2,398,313	998,905	3,397,218
Impairment of assets	—	—	—	—	74,501	74,501
Amortization of intangible assets	—	—	—	—	5,010	5,010
Income from operations	$2,937,184	$337,316	$201,832	$3,476,332	$(1,343,656)	$2,132,676
Other income (expense), net						43,059
Income before income tax expense						$2,175,735

Supplemental information:
Depreciation and amortization(3)	$170,417	$25,746	$23,644	$219,807	$159,577	$379,384
__________
(1)Corporate includes centrally managed support functions including product design, raw material development, product innovation, sourcing, supply chain, and global merchandising which are included in other cost of sales. Administrative corporate expenses include technology, brand and marketing, finance, human resources, legal, and other head office costs. An inventory obsolescence provision in relation to lululemon Studio of $23.7 million in 2023 is included within product costs.
(2)Please refer to Note 2. Summary of Significant Accounting Policies "Cost of goods sold" for a definition of product costs and other cost of sales.
(3)The amounts of depreciation and amortization disclosed by reportable segment are included within other cost of sales and selling, general and administrative expenses.

Long-lived assets, including property and equipment, net and right-of-use lease assets, by geographic area were as follows:

	February 1, 2026	February 2, 2025
	(In thousands)
United States	$2,004,523	$1,788,554
Canada	802,444	675,048
People's Republic of China	400,902	326,621
Other geographic areas	456,032	406,650
	$3,663,901	$3,196,873
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

Inherent Limitations over Internal Controls
Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Management, including our principal executive officer and principal financial and accounting officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource limitations on all control systems; no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of February 1, 2026.
The effectiveness of our internal control over financial reporting as of February 1, 2026 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in Item 8 of Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Trading Arrangements
On June 20, 2025, Calvin McDonald, then Chief Executive Officer and Director of lululemon, adopted a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) for the potential sale of up to 55,957 shares of lululemon's common stock in connection with the exercise of stock options expiring in March 2026. The 10b5-1 Plan commenced on September 22, 2025, was intended to satisfy the affirmative defense of Rule 10b5-1(c), and was scheduled to terminate on the earlier of (1) the date all the shares under the 10b5-1 Plan are sold or (2) March 27, 2026. On December 15, 2025, Mr. McDonald terminated the 10b5-1 Plan.
During the fourth quarter of 2025, other than the termination described above, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted an insider trading policy, which governs the purchase, sale, and other dispositions of lululemon securities by our board of directors, officers, and other employees of lululemon or our subsidiaries, as well as members of their immediate families and households. It also applies to consultants or contractors who provide services to lululemon. We also follow guidelines for our stock repurchase programs. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to lululemon. The foregoing summary does not purport to be a complete description of our insider trading policy and is qualified in its entirety by reference to the full text of the lululemon Insider Trading Policy, a copy of which is included as Exhibit 19.1 to this Annual Report on Form 10-K.
The remaining information required by this item concerning our directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders under the captions "Election of Directors," "Executive Officers," and "Corporate Governance," and, to the extent necessary, under the caption "Delinquent Section 16(a) Reports."
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2026 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2026 Proxy Statement under the caption "Principal Shareholders and Stock Ownership by Management."
Equity Compensation Plan Information (as of February 1, 2026)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(3) (C)
Equity compensation plans approved by stockholders	2,050,820	$287.41	6,099,748
Equity compensation plans not approved by stockholders	—	—	—
Total	2,050,820	$287.41	6,099,748
__________
(1)This amount represents the following: (a) 1,269,396 shares subject to outstanding options, (b) 220,231 shares subject to outstanding PSUs, and (c) 561,193 shares subject to outstanding RSUs. The options, PSUs, and RSUs are all under our 2023 Equity Incentive Plan. Restricted shares outstanding under our 2023 Equity Incentive Plan have already been reflected in our total outstanding common stock balance.

(2)The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of PSUs and RSUs, which have no exercise price.
(3)This includes (a) 2,017,607 shares of our common stock available for future issuance under our 2023 Equity Incentive Plan and (b) 4,082,141 shares of our common stock available for future issuance under our Employee Share Purchase Plan. The number of shares remaining available for future issuance under our 2023 Equity Incentive Plan is reduced by 1.7 shares for each award other than stock options granted and by one share for each stock option award granted. Outstanding awards that expire or are canceled without having been exercised or settled in full are available for issuance again under our 2023 Equity Incentive Plan but shares that are withheld in satisfaction of tax withholding obligations for full value awards are not again available for issuance. No further awards may be issued under the predecessor plan, our 2014 Equity Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2026 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2026 Proxy Statement under the caption "Fees for Professional Services."

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

3. Exhibits
Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Restated Certificate of Incorporation of lululemon athletica inc.		10-K	3.1	001-33608	3/21/2024

3.2	Bylaws of lululemon athletica inc.		10-K	3.5	001-33608	3/28/2023

4.1	Form of Specimen Stock Certificate of lululemon athletica inc.		S-3	4.1	333-185899	1/7/2013

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934		10-K	4.2	001-33608	3/26/2020

10.1*	lululemon athletica inc. 2023 Equity Incentive Plan		10-K	10.1	001-33608	3/21/2024

10.2*	Form of Non-Qualified Stock Option Agreement	X

10.3*	Form of Notice of Grant of Performance Shares and Performance Shares Agreement	X

10.4*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement	X

10.5*	Form of Restricted Stock Award Agreement		8-K	10.5	001-33608	6/13/2023

10.6*	Amended and Restated LIPO Investments (USA), Inc. Option Plan and form of Award Agreement		S-1	10.3	333-142477	5/1/2007

10.7	Exchange Trust Agreement dated July 26, 2007 between lululemon athletica inc., Lulu Canadian Holding, Inc. and Computershare Trust Company of Canada		10-Q	10.5	001-33608	9/10/2007

10.8	Exchangeable Share Support Agreement dated July 26, 2007 between lululemon athletica inc., Lululemon Callco ULC and Lulu Canadian Holding, Inc.		10-Q	10.6	001-33608	9/10/2007

10.9	Amended and Restated Declaration of Trust for Forfeitable Exchangeable Shares dated July 26, 2007, by and among the parties named therein		10-Q	10.7	001-33608	9/10/2007

10.10	Amended and Restated Arrangement Agreement dated as of June 18, 2007, by and among the parties named therein (including Plan of Arrangement and Exchangeable Share Provisions)		S-1/A	10.14	333-142477	7/9/2007

10.11	Form of Indemnification Agreement between lululemon athletica inc. and its directors and certain officers		S-1/A	10.16	333-142477	7/9/2007

10.12*	Outside Director Compensation Plan	X

10.13*	Executive Bonus Plan		8-K	10.1	001-33608	3/29/2022

10.14*	lululemon athletica inc. Employee Share Purchase Plan		10-Q	10.1	001-33608	6/5/2024

10.15*	Executive Employment Agreement, effective as of November 23, 2020, between lululemon athletica inc. and Meghan Frank		10-Q	10.2	001-33608	12/10/2020

10.16*	Executive Employment Agreement, effective September 20, 2021, between lululemon athletica inc. and Nicole Neuburger		10-Q	10.1	001-33608	12/09/2021

10.17*	Executive Employment Agreement, effective as of November 21, 2025, between lululemon athletica inc. and Andre Maestrini		8-K	10.1	001-33608	11/21/2025

10.18*	Executive Employment Agreement, dated November 10, 2025, between lululemon athletica inc. and Ranju Das	X

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.19*	Executive Employment Agreement, effective as of August 20, 2018, between lululemon athletica canada inc. and Calvin McDonald		8-K	10.1	001-33608	7/24/2018

10.20*	Separation Agreement and Release, dated December 11, 2025, between lululemon athletica inc. and Calvin McDonald		8-K	10.1	001-33608	12/11/2025

10.21	Second Amended and Restated Credit Agreement, dated October 15, 2025, among lululemon athletica inc. and certain of its subsidiaries, as borrowers; Bank of America, N.A., as administrative agent; and each other lender party thereto.		8-K	10.1	001-33608	10/21/2025

19.1	Insider Trading Policy		10-K	19.1	001-33608	3/27/2025

21.1	Significant subsidiaries of lululemon athletica inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial and accounting officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Policy for Recovery of Erroneously Awarded Incentive-Based Compensation		8-K	10.1	001-33608	6/13/2023

101	The following financial statements from the Company's 10-K for the fiscal year ended February 1, 2026, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Denotes a compensatory plan, contract or arrangement, in which our directors or executive officers may participate.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LULULEMON ATHLETICA INC.

By:	/s/ MEGHAN FRANK
Meghan Frank
Interim Co-Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)
Date:	March 17, 2026
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MEGHAN FRANK	Interim Co-Chief Executive Officer and Chief Financial Officer	March 17, 2026
Meghan Frank	(principal executive officer and principal financial and accounting officer)

/s/ MARTHA A.M. MORFITT	Executive Chair of the Board	March 17, 2026
Martha A.M. Morfitt

/s/ SHANE GRANT	Director	March 17, 2026
Shane Grant

/s/ KATHRYN HENRY	Director	March 17, 2026
Kathryn Henry

/s/ TERI LIST	Director	March 17, 2026
Teri List

/s/ ALISON LOEHNIS	Director	March 17, 2026
Alison Loehnis

/s/ ISABEL MAHE	Director	March 17, 2026
Isabel Mahe

/s/ JON MCNEILL	Director	March 17, 2026
Jon McNeill

/s/ DAVID M. MUSSAFER	Director	March 17, 2026
David M. Mussafer

/s/ EMILY WHITE	Director	March 17, 2026
Emily White