Form 10-Q
period 2026-05-03
lululemon athletica inc.
filed 2026-06-04
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 29, 2026, there were 108,437,957 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of May 29, 2026, (1) there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock; (2) there were outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	May 3, 2026	February 1, 2026
ASSETS
Current assets
Cash and cash equivalents	$1,514,729	$1,807,202
Accounts receivable, net	164,973	190,657
Inventories	1,687,088	1,700,753
Prepaid and receivable income taxes	422,167	352,469
Prepaid expenses and other current assets	205,618	211,620
	3,994,575	4,262,701
Property and equipment, net	2,045,719	2,033,720
Right-of-use lease assets	1,948,704	1,630,181
Goodwill	184,958	184,911
Intangible assets, net	4,399	6,283
Deferred income tax assets	24,778	24,037
Other non-current assets	328,308	314,910
	$8,531,441	$8,456,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$294,323	$331,421
Accrued liabilities and other	586,317	662,982
Accrued compensation and related expenses	172,395	187,887
Current lease liabilities	357,204	298,724
Current income taxes payable	50,130	43,948
Unredeemed gift card liability	296,361	316,632
Other current liabilities	37,586	45,954
	1,794,316	1,887,548
Non-current lease liabilities	1,778,804	1,499,717
Deferred income tax liabilities	75,251	52,278
Other non-current liabilities	57,469	55,360
	3,705,840	3,494,903
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 109,308 and 111,380 issued and outstanding	547	557
Additional paid-in capital	681,152	669,392
Retained earnings	4,361,290	4,522,581
Accumulated other comprehensive loss	(217,388)	(230,690)
	4,825,601	4,961,840
	$8,531,441	$8,456,743
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended
	May 3, 2026	May 4, 2025
Net revenue	$2,471,603	$2,370,660
Cost of goods sold	1,132,785	987,534
Gross profit	1,338,818	1,383,126
Selling, general and administrative expenses	1,059,988	942,871
Amortization of intangible assets	1,884	1,630
Income from operations	276,946	438,625
Other income (expense), net	9,131	11,786
Income before income tax expense	286,077	450,411
Income tax expense	91,029	135,839
Net income	$195,048	$314,572

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$11,987	$169,772
Net investment hedge gains (losses)	1,315	(82,053)
Other comprehensive income (loss), net of tax	$13,302	$87,719
Comprehensive income	$208,350	$402,291

Basic earnings per share	$1.69	$2.61
Diluted earnings per share	$1.69	$2.60
Basic weighted-average number of shares outstanding	115,414	120,632
Diluted weighted-average number of shares outstanding	115,482	120,843
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended May 3, 2026
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 1, 2026	5,116	5,116	$—	111,380	$557	$669,392	$4,522,581	$(230,690)	$4,961,840
Net income							195,048		195,048
Other comprehensive income (loss), net of tax								13,302	13,302
Stock-based compensation expense						29,186			29,186
Common stock issued upon settlement of stock-based compensation				179	1	(1)			—
Shares withheld related to net share settlement of stock-based compensation				(80)	—	(12,019)			(12,019)
Repurchase of common stock, including excise tax				(2,171)	(11)	(5,406)	(356,339)		(361,756)
Balance as of May 3, 2026	5,116	5,116	$—	109,308	$547	$681,152	$4,361,290	$(217,388)	$4,825,601

	Quarter Ended May 4, 2025
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 2, 2025	5,116	5,116	$—	116,166	$581	$638,190	$4,109,717	$(424,441)	$4,324,047
Net income							314,572		314,572
Other comprehensive income (loss), net of tax								87,719	87,719
Stock-based compensation expense						23,091			23,091
Common stock issued upon settlement of stock-based compensation				195	—	221			221
Shares withheld related to net share settlement of stock-based compensation				(89)	—	(25,641)			(25,641)
Repurchase of common stock, including excise tax				(1,363)	(7)	(3,297)	(431,135)		(434,439)
Balance as of May 4, 2025	5,116	5,116	$—	114,909	$574	$632,564	$3,993,154	$(336,722)	$4,289,570
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Quarter Ended
	May 3, 2026	May 4, 2025
Cash flows from operating activities
Net income	$195,048	$314,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	135,335	114,529
Stock-based compensation expense	29,186	23,091
Settlement of derivatives not designated in a hedging relationship	3,115	(47,520)
Changes in operating assets and liabilities:
Accounts receivable	26,667	(18,504)
Inventories	23,642	(174,319)
Prepaid and receivable income taxes	(69,333)	(48,027)
Prepaid expenses and other current assets	6,159	22,676
Other non-current assets	(33,472)	(13,524)
Accounts payable	(37,691)	22,489
Accrued liabilities and other	(67,927)	(42,971)
Accrued compensation and related expenses	(16,054)	(65,635)
Current income taxes payable	5,818	(160,295)
Unredeemed gift card liability	(20,461)	(40,665)
Right-of-use lease assets and current and non-current lease liabilities	18,158	(2,924)
Other current and non-current liabilities	16,250	(1,927)
Net cash provided by (used in) operating activities	214,440	(118,954)
Cash flows from investing activities
Purchase of property and equipment	(127,380)	(152,263)
Settlement of net investment hedges	(11,470)	48,671
Other investing activities	—	(3,250)
Net cash used in investing activities	(138,850)	(106,842)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	—	221
Taxes paid related to net share settlement of stock-based compensation	(12,019)	(25,641)
Repurchase of common stock	(361,756)	(434,439)
Other financing activities	(4,750)	(8,115)
Net cash used in financing activities	(378,525)	(467,974)
Effect of foreign currency exchange rate changes on cash and cash equivalents	10,462	34,706
Decrease in cash and cash equivalents	(292,473)	(659,064)
Cash and cash equivalents, beginning of period	$1,807,202	$1,984,336
Cash and cash equivalents, end of period	$1,514,729	$1,325,272
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories. The Company organizes its operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA"). It conducts its business through a number of different channels in each market, including company-operated stores, e-commerce, outlets, temporary locations, wholesale, license and supply arrangements, and a re-commerce program. There were 816 and 811 company-operated stores in operation as of May 3, 2026 and February 1, 2026, respectively.
Basis of presentation
The unaudited interim consolidated financial statements, including the financial position as of May 3, 2026 and the results of operations and cash flows for the periods disclosed, are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 1, 2026 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended February 1, 2026, which are included in Item 8 in the Company's fiscal 2025 Annual Report on Form 10-K filed with the SEC on March 17, 2026. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2025 Annual Report on Form 10-K.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2026 will end on January 31, 2027 and will be a 52-week year. Fiscal 2025 was a 52-week year and ended on February 1, 2026. Fiscal 2026 and fiscal 2025 are referred to as "2026," and "2025," respectively. The first quarter of 2026 and 2025 ended on May 3, 2026 and May 4, 2025, respectively.
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

	First Quarter
	2026	2025
	(In thousands)
United States	$1,313,206	$1,362,524
Canada	283,341	292,820
Mexico	24,663	19,214
Americas	1,621,210	1,674,558

China Mainland	478,395	368,101
Hong Kong SAR, Taiwan, and Macau SAR	51,408	44,104
People's Republic of China	529,803	412,205

Other geographic areas	320,590	283,897
	$2,471,603	$2,370,660
The following disaggregates the Company's net revenue by category. Accessories and other categories is primarily composed of accessories, footwear, and lululemon Studio.

	First Quarter
	2026	2025
	(In thousands)
Women's apparel	$1,602,985	$1,535,172
Men's apparel	581,878	544,788
Accessories and other categories	286,740	290,700
	$2,471,603	$2,370,660
The following disaggregates the Company's net revenue by channel.

	First Quarter
	2026	2025
	(In thousands)
Company-operated stores	$1,192,840	$1,153,107
E-commerce	997,442	960,890
Other channels	281,321	256,663
	$2,471,603	$2,370,660

Note 4. Revolving Credit Facilities
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
As of May 3, 2026, the Company had no borrowings outstanding under this credit facility other than $6.4 million in outstanding letters of credit and guarantee.
Borrowings made under the credit facility bear interest at variable rates based on the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York ("SOFR"), or an alternate base rate, plus applicable margin. The credit agreement contains customary financial, affirmative and negative covenants applicable to the Company and its subsidiaries, including limitations on indebtedness, liens, fundamental changes, dispositions of assets, changes in the nature of business, and restrictions on subsidiary dividends and distributions, as well as financial covenants based on leverage and fixed charge coverage ratios. The Company was in compliance with all such covenants as of May 3, 2026.
China Mainland revolving credit facility
The Company has an uncommitted and unsecured Chinese Yuan-denominated revolving credit facility totaling the equivalent of USD $43.9 million, which is reviewed annually and provides for short-term borrowing and the issuance of guarantees. As of May 3, 2026, there were no borrowings or guarantees outstanding, letters of credit totaling USD $13.6 million were issued, and the Company was in compliance with all applicable terms of the credit facility.
Note 5. Supply Chain Financing Program
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
As of May 3, 2026 and February 1, 2026, $39.9 million and $45.1 million, respectively, were outstanding under the SCF program and presented within accounts payable.
Note 6. Stock-Based Compensation and Benefit Plans
Stock-based compensation plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $28.9 million and $23.0 million for the first quarter of 2026 and 2025, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $216.5 million as of May 3, 2026, which is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the balances of the Company's stock-based compensation plans as of May 3, 2026, and changes during the first quarter of 2026, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of February 1, 2026	1,269	$287.41	220	$319.19	6	$252.28	561	$257.92
Granted	398	165.57	173	185.84	—	—	313	165.55
Exercised/released	—	—	71	358.82	—	—	108	331.60
Forfeited/expired	104	224.27	29	283.27	—	—	15	238.82
Balance as of May 3, 2026	1,563	$260.59	293	$234.60	6	$252.28	751	$209.18
Exercisable as of May 3, 2026	563	$322.62
The Company's performance-based restricted stock units ("PSUs") awarded to eligible employees during the first quarter of 2026 entitle the grantee to receive a maximum of 2.5 shares of common stock per PSU if the Company achieves specified performance goals and the grantee remains employed during the vesting period. These PSU awards also include a market condition based on total shareholder return ("TSR"), which limits the conversion ratio to one share of common stock per PSU if TSR over the performance period is negative. The fair value of these PSUs was determined using a Monte Carlo simulation model. Expense for PSUs is recognized when it is probable that the performance goal will be achieved.
The grant date fair value of stock options is estimated on the date of grant using a Black-Scholes model.
The following are weighted averages of the assumptions that were used:

	First Quarter 2026
	Stock Options	Performance-Based Restricted Stock Units
Expected term	4.25 years	2.85 years
Expected volatility	43.69%	42.40%
Risk-free interest rate	3.79%	3.79%
Dividend yield	—%	—%
The grant date fair value of the restricted shares and restricted stock units is based on the closing price of the Company's common stock on the grant date.
Employee share purchase plan
The Company has an Employee Share Purchase Plan ("ESPP"). Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the first quarter of 2026, there were 64.1 thousand shares purchased. As of May 3, 2026, 4.0 million shares remain authorized to be purchased under the ESPP.
Defined contribution pension plans
The Company offers defined contribution pension plans to eligible employees who may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the Company's contribution is subject to a two-year vesting period. The Company's net expense for the defined contribution plans was $6.8 million and $6.2 million in the first quarter of 2026 and 2025, respectively.

Note 7. Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis
As of May 3, 2026 and February 1, 2026, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis:

	May 3, 2026	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$292,150	$292,150	$—	$—	Cash and cash equivalents
Forward currency contract assets	18,581	—	18,581	—	Prepaid expenses and other current assets
Forward currency contract liabilities	21,311	—	21,311	—	Other current liabilities

	February 1, 2026	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$354,731	$354,731	$—	$—	Cash and cash equivalents
Forward currency contract assets	30,996	—	30,996	—	Prepaid expenses and other current assets
Forward currency contract liabilities	36,476	—	36,476	—	Other current liabilities
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
Note 8. Derivative Financial Instruments
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first quarter of 2026.
Derivatives not designated as hedging instruments
During the first quarter of 2026, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.

Quantitative disclosures about derivative financial instruments
The notional amounts and fair values of forward currency contracts were as follows:

	May 3, 2026			February 1, 2026
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,282,000	$—	$19,265	$1,548,000	$—	$32,510
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,559,294	18,581	2,046	1,832,471	30,996	3,966
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$18,581	$21,311		$30,996	$36,476
As of May 3, 2026, there were derivative assets of $18.6 million and derivative liabilities of $21.3 million subject to enforceable netting arrangements.
The forward currency contracts designated as net investment hedges outstanding as of May 3, 2026 mature on different dates between May 2026 and August 2026.
The forward currency contracts not designated in a hedging relationship outstanding as of May 3, 2026 mature on different dates between May 2026 and August 2026.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	First Quarter
	2026	2025
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$1,775	$(65,223)
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	First Quarter
	2026	2025
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$(399)	$(73,277)
Derivatives not designated in a hedging relationship	(7,361)	63,068
Net foreign currency exchange and derivative losses	$(7,760)	$(10,209)

Note 9. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	First Quarter
	2026	2025
	(In thousands, except per share amounts)
Net income	$195,048	$314,572
Basic weighted-average number of shares outstanding	$115,414	$120,632
Assumed conversion of dilutive stock options and awards	68	211
Diluted weighted-average number of shares outstanding	115,482	120,843
Basic earnings per share	$1.69	$2.61
Diluted earnings per share	$1.69	$2.60
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have in effect the same economic rights and share equally in undistributed net income. For the first quarter of 2026 and 2025, 0.3 million and 0.2 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
The Company's board of directors approved a stock repurchase program authorizing up to $4.0 billion in aggregate, including $1.0 billion initially authorized on November 29, 2023, and additional $1.0 billion increases on May 29, 2024, December 3, 2024, and December 3, 2025. This program does not have an expiration date or require a minimum number of shares to be repurchased. Repurchases may be made on the open market at prevailing prices or through privately negotiated transactions, including under plans pursuant to Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and amount of repurchases will depend on market conditions, trading eligibility, and other factors. As of May 3, 2026, the remaining authorized amount available under the program, excluding commissions and excise taxes, was $1.0 billion.
During the first quarter of 2026 and 2025, 2.2 million and 1.4 million shares, respectively, were repurchased under the programs at a total cost including commissions and excise taxes of $361.8 million and $434.4 million, respectively.
Subsequent to May 3, 2026, and up to May 29, 2026, 0.9 million shares were repurchased at a total cost including commissions and excise taxes of $111.0 million.
Note 10. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	May 3, 2026	February 1, 2026
	(In thousands)
Inventories:
Inventories, at cost	$1,782,044	$1,789,576
Inventory provisions and reserves	(94,956)	(88,823)
	$1,687,088	$1,700,753
Prepaid expenses and other current assets:
Prepaid expenses	$157,149	$144,744
Forward currency contract assets	18,581	30,996
Other current assets	29,888	35,880
	$205,618	$211,620

	May 3, 2026	February 1, 2026
	(In thousands)
Property and equipment, net:
Land	$79,527	$79,390
Buildings	28,848	28,816
Leasehold improvements	1,575,408	1,400,487
Furniture and fixtures	209,784	203,882
Computer hardware	231,221	224,169
Computer software	1,651,715	1,519,840
Equipment and vehicles	67,262	61,760
Work in progress	160,600	378,226
Property and equipment, gross	4,004,365	3,896,570
Accumulated depreciation	(1,958,646)	(1,862,850)
	$2,045,719	$2,033,720
Other non-current assets:
Cloud computing arrangement implementation costs	$206,233	$192,031
Security deposits	61,317	61,117
Other	60,758	61,762
	$328,308	$314,910
Accrued liabilities and other:
Accrued operating expenses	$179,750	$167,052
Accrued duty	64,148	99,353
Accrued digital marketing	22,940	71,240
Sales return allowances	60,442	70,611
Accrued credit card affiliate liabilities	98,006	64,837
Forward currency contract liabilities	21,311	36,476
Accrued capital expenditures	29,292	34,860
Accrued freight	34,532	34,455
Sales tax collected	24,652	25,353
Accrued rent	16,968	20,691
Other	34,276	38,054
	$586,317	$662,982
Note 11. Segmented Information
The Company reports three segments: Americas, China Mainland, and Rest of World, which is comprised of its non-significant operating segments APAC and EMEA reported on a combined basis.
The Company's segments are based on the financial information the Chief Operating Decision Maker ("CODM") uses to evaluate performance and allocate resources. During 2025, the Company's then-chief executive officer ("CEO"), served as CODM. Effective January 31, 2026, the former CEO stepped down, and the Company's chief financial officer and its president and chief commercial officer were appointed as interim co-CEOs and together perform the CODM function during the interim period. On April 21, 2026, the Company entered into an employment agreement to appoint a new CEO effective September 8, 2026. The CODM approves the annual budget on a segment level, and regularly assesses the performance of the Company's segments using key financial metrics, including net revenue and segmented income from operations. The Company does not report capital expenditures and assets by segment as that information is not reviewed by the CODM.

The following outlines segmented information:

	First Quarter 2026
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$1,621,210	$478,395	$371,998	$2,471,603	$—	$2,471,603
Product costs(2)	545,559	100,558	100,328	746,445	—	746,445
Other cost of sales(2)	183,972	63,556	72,009	319,537	66,803	386,340
Selling, general and administrative expenses	483,199	111,212	130,238	724,649	335,339	1,059,988
Amortization of intangible assets	—	—	—	—	1,884	1,884
Income from operations	$408,480	$203,069	$69,423	$680,972	$(404,026)	$276,946
Other income (expense), net						9,131
Income before income tax expense						$286,077

Supplemental information:
Depreciation and amortization(3)	$62,254	$11,990	$10,538	$84,782	$50,553	$135,335

	First Quarter 2025
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$1,674,558	$368,101	$328,001	$2,370,660	$—	$2,370,660
Product costs(2)	480,820	81,815	90,264	652,899	—	652,899
Other cost of sales(2)	156,647	50,273	58,471	265,391	69,244	334,635
Selling, general and administrative expenses	447,760	82,378	106,410	636,548	306,323	942,871
Amortization of intangible assets	—	—	—	—	1,630	1,630
Income from operations	$589,331	$153,635	$72,856	$815,822	$(377,197)	$438,625
Other income (expense), net						11,786
Income before income tax expense						$450,411

Supplemental information:
Depreciation and amortization(3)	$51,441	$8,576	$8,712	$68,729	$45,800	$114,529
__________
(1)Corporate includes centrally managed support functions including product design, raw material development, product innovation, sourcing, supply chain, and global merchandising which are included in other cost of sales. Administrative corporate expenses include technology, brand and marketing, finance, human resources, legal, and other head office costs.
(2)Cost of goods sold is made up of product costs and other cost of sales. Product costs include the cost of purchased merchandise, costs incurred to deliver inventory to the Company's distribution centers, shrink and inventory provision expenses, the cost of digital content subscription services, hemming costs and other product alteration costs, and product-related royalties paid to third parties. Other cost of sales includes occupancy and depreciation expense for company-operated stores, distribution center costs, and product department costs.
(3)The amounts of depreciation and amortization disclosed by reportable segment are included within other cost of sales and selling, general and administrative expenses.
Note 12. Legal Proceedings and Other Contingencies
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
On August 8, 2024, lululemon athletica inc. and certain officers of the Company were named as defendants in a purported securities class action (Patel v. Lululemon Athletica Inc., et al., No. 1:24-cv-06033) in the United States District Court for the Southern District of New York. On March 10, 2025, plaintiffs filed an amended complaint, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements and omissions by defendants during the period December 8, 2023 to July 24, 2024 relating to lululemon's business, product offerings, and inventory allocation that plaintiffs allege artificially inflated the Company’s stock price. The amended complaint currently seeks unspecified monetary damages. On May 19, 2025, defendants moved to dismiss the amended complaint. On March 31, 2026, the court granted in part and denied in part defendants’ motion to dismiss the amended complaint. The Company intends to defend the action vigorously.
Since November 4, 2024, six stockholder derivative complaints have been filed in the United States Court for the Southern District of New York: Bhavsar v. McDonald et al., No. 1:24-cv-08405; Muszynski v. McDonald et al., No. 1:24-cv-08507; Holtz v. McDonald et al., No. 1:24-cv-08572; Wong v. McDonald et al., No. 1:24-cv-08752; Kanaly v. McDonald et al., No. 1:24-cv-08839; and Wasserman v. McDonald et al., No. 1:25-cv-02793 (collectively, the "Derivative Actions."). The complaints in the Derivative Actions are generally based on the same allegations alleged in the securities action complaint and assert claims against certain of the Company’s current and former directors and officers for, among other things, alleged breaches of fiduciary duty and violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act. Certain of the Derivative Actions also assert claims based on alleged false and misleading statements during the period October 28, 2020 to April 25, 2024 relating to the Company’s "IDEA" program. The complaints seek, among other things, monetary damages and equitable relief on behalf of the Company, as well as an award of attorneys’ fees and costs. On May 15, 2025, plaintiff in Bhavsar v. McDonald et al. voluntarily dismissed the complaint and that action has been terminated. On August 1, 2025, the Derivative Actions were consolidated for all purposes under the caption In re lululemon athletica inc. Stockholder Derivative Litigation, Master File No. 1:24-cv-08507. Subject to the terms of the parties' stipulation, which the Court "so ordered" on May 18, 2026, the Derivative Actions are stayed pending resolution of the securities class action.
Tariffs
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Power Act (the "IEEPA"). Immediately following this IEEPA decision, the U.S. Administration initiated new tariffs at different rates under alternative legislative powers. The U.S. Administration also confirmed that the IEEPA decision does not impact the removal of the de minimis exemption. The Company has commenced submitting refund claims for eligible IEEPA tariffs paid, including associated interest. The ultimate amounts that it may recover remain uncertain and as of May 3, 2026, it has not recognized an asset in relation to IEEPA refund claims.
On March 27, 2026, lululemon usa inc. was named as a defendant in a purported consumer class action (Neuman v. Lululemon USA Inc., No. 2:26-cv-11029) in the United States District Court for the Eastern District of Michigan, asserting equitable claims relating to alleged tariff-related pricing actions and potential governmental tariff reimbursements. The complaint seeks unspecified damages or restitution for the alleged tariff-cost component of prices charged and other relief. The Company intends to defend the matter vigorously.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited interim consolidated financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and MD&A in our Annual Report on Form 10-K for fiscal 2025.
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

Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2026 will end on January 31, 2027 and will be a 52-week year. Fiscal 2025 was a 52-week year and ended on February 1, 2026. Fiscal 2026 and fiscal 2025 are referred to as "2026," and "2025," respectively. The first quarter of 2026 and 2025 ended on May 3, 2026 and May 4, 2025, respectively.
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
We offer a comprehensive line of technical athletic apparel, footwear, and accessories marketed under the lululemon brand which includes:
•Pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other activities;
•Apparel designed for being on the move; and
•Fitness-inspired accessories.
Financial Highlights
The summary below compares the first quarter of 2026 to the first quarter of 2025:
•Net revenue increased 4% to $2.5 billion. On a constant dollar basis, net revenue increased 2%.
•Comparable sales increased 1%, or decreased 2% on a constant dollar basis.
–Americas comparable sales decreased 5%, or 6% on a constant dollar basis.
–China Mainland comparable sales increased 20%, or 13% on a constant dollar basis.
–Rest of World comparable sales increased 5%, or 1% on a constant dollar basis.

•Gross profit decreased 3% to $1.3 billion.
•Gross margin decreased 410 basis points to 54.2%.
•Income from operations decreased 37% to $276.9 million.
•Operating margin decreased 730 basis points to 11.2%.
•Income tax expense decreased 33% to $91.0 million. Our effective tax rate for the first quarter of 2026 was 31.8% compared to 30.2% for the first quarter of 2025.
•Diluted earnings per share were $1.69 compared to $2.60 in the first quarter of 2025.
Market Conditions and Trends
Net revenue in the Americas decreased 3%, and comparable sales in the Americas decreased 5%. We experienced lower conversion rates, reduced store traffic, and a decrease in average order value in the Americas. We also experienced a decrease in product margin in the Americas segment of 500 basis points, primarily reflective of the impact of higher tariffs. We have initiated an action plan to drive sustainable net revenue growth in the Americas, structured around three strategic pillars: product creation, product activation, and enterprise enablement. This includes a plan to increase the reliance of full price selling to drive sustainable revenue growth.
Net revenue in China Mainland and Rest of World increased 30% and 13%, respectively, and comparable sales increased 20% and 5%, respectively. We experienced increased traffic in these markets which led to higher comparable sales. We opened 19 net new stores in China Mainland and 13 net new stores in Rest of World which contributed to the respective increases in net revenue.
Across all markets, our business continues to be influenced by macroeconomic conditions, including trade policies, shifting consumer demand and sentiment, foreign currency fluctuations, and geopolitical instability. These factors have had varying effects across our markets and are expected to continue to impact our business throughout the remainder of 2026 and beyond.
Import Tariffs
During 2025, the United States implemented a series of trade-related policies, including removing the de minimis exemption for low-value shipments imported into the United States, and implementing higher tariffs under different statutes, including under the International Emergency Economic Power Act ("IEEPA"). These changes in the tariff landscape, including the de minimis exemption removal, had a significant adverse effect on our business and results of operations in 2025, which continues in 2026.
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the IEEPA. Immediately following this IEEPA decision, the U.S. Administration initiated new tariffs at different rates under alternative legislative powers. The U.S. Administration also confirmed that the IEEPA decision does not impact the removal of the de minimis exemption. We paid $230 million of tariffs under the IEEPA and have commenced submitting refund claims for eligible IEEPA tariffs paid, including associated interest. The ultimate amounts that we may recover remain uncertain and as of May 3, 2026, we have not recognized an asset in relation to IEEPA refund claims.
There remains significant uncertainty regarding the duration and scope of newly initiated tariffs and whether the United States will pursue additional trade actions or impose further tariffs, or currently enforced tariffs may be invalidated through legal challenges.
Because this is an evolving area, future developments may change our expectations materially. For additional information on related risks, please see “Risk Factors” in this report.
Other Factors Affecting Our Business
Foreign currency fluctuations positively impacted our financial results during the first quarter of 2026, increasing net revenue growth by $52.2 million compared to the first quarter of 2025. We expect ongoing exchange rate volatility to continue to affect our financial results.

Quarter-to-Date Results of Operations: First Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Quarter
	2026	2025	2026	2025
	(In thousands)		(Percentage of net revenue)
Net revenue	$2,471,603	$2,370,660	100.0%	100.0%
Cost of goods sold	1,132,785	987,534	45.8	41.7
Gross profit	1,338,818	1,383,126	54.2	58.3
Selling, general and administrative expenses	1,059,988	942,871	42.9	39.8
Amortization of intangible assets	1,884	1,630	0.1	0.1
Income from operations	276,946	438,625	11.2	18.5
Other income (expense), net	9,131	11,786	0.4	0.5
Income before income tax expense	286,077	450,411	11.6	19.0
Income tax expense	91,029	135,839	3.7	5.7
Net income	$195,048	$314,572	7.9%	13.3%
Net Revenue

	First Quarter
	2026	2025	2026	2025	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$1,621,210	$1,674,558	65.6%	70.6%	$(53,348)	(3)%	(4)%
China Mainland	478,395	368,101	19.4	15.5	110,294	30%	23%
Rest of World	371,998	328,001	15.1	13.8	43,997	13%	9%
Net revenue	$2,471,603	$2,370,660	100.0%	100.0%	$100,943	4%	2%
The increase in net revenue was primarily due to increased China Mainland and Rest of World net revenue, partially offset by decreased Americas net revenue. Global comparable sales increased 1%, or decreased 2% on a constant dollar basis, primarily due to lower conversion rates as well as a decrease in average order value, partially offset by higher traffic.
Gross Margin

	First Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,338,818	$1,383,126	$(44,308)	(3.2)%

Gross margin	54.2%	58.3%	(410) basis points
The decrease in gross margin was primarily due to:
•a net decrease in product margin of 270 basis points, comprised of:
–a net decrease of 330 basis points primarily from higher tariffs as well as markdowns including credit card affiliate programs and higher inventory provisions, partially offset by higher pricing and lower product costs; and
–a favorable impact of foreign currency exchange rates of 60 basis points.
•a net increase in other cost of sales as a percentage of net revenue of 140 basis points, comprised of:
–an increase in occupancy and depreciation costs of 130 basis points, primarily driven by new and expanded company-operated stores as well as increased penetration in China Mainland and Rest of World; and
–an increase in costs related to our distribution centers and product departments of 10 basis points.

Selling, General and Administrative Expenses

	First Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,059,988	$942,871	$117,117	12.4%

Selling, general and administrative expenses as a % of net revenue	42.9%	39.8%	310 basis points
The increase in selling, general and administrative expenses was primarily due to:
•a net increase in head office costs of $63.1 million, comprised of:
–an increase in employee costs of $29.6 million primarily due to increased salaries and wages expense, primarily as a result of increased wage rates;
–an increase in brand and community expenses of $22.5 million;
–an increase in technology costs, including cloud computing amortization, of $6.5 million;
–an increase in depreciation of $4.5 million;
–a net increase in contractor, advisory, and professional services of $1.1 million, which includes costs associated with proxy contest matters of $11.4 million in 2026, partially offset by lower other advisory and professional fees; and
–a decrease in other head office costs of $1.1 million.
•an increase in costs related to our operating channels of $56.4 million, comprised of:
–an increase in employee costs of $31.2 million primarily due to increased salaries and wages expense for retail employees;
–an increase in variable costs of $14.3 million primarily due to increased distribution costs;
–an increase in digital marketing expenses of $3.5 million;
–an increase in technology costs of $2.9 million; and
–an increase in other operating costs of $4.5 million.
The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $2.4 million.
Selling, general and administrative expenses as a percentage of net revenue increased 310 basis points, primarily due to an increase in head office costs of 180 basis points and an increase in costs related to our operating channels of 140 basis points.
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

Americas

	First Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$1,621,210	$1,674,558	$(53,348)	(3.2)%
Product costs	545,559	480,820	64,739	13.5
Other cost of sales	183,972	156,647	27,325	17.4
Gross profit	891,679	1,037,091	(145,412)	(14.0)
Selling, general and administrative expenses	483,199	447,760	35,439	7.9
Segmented income from operations	$408,480	$589,331	$(180,851)	(30.7)%

Product margin	66.3%	71.3%	(500) basis points
Gross margin	55.0%	61.9%	(690) basis points
Selling, general and administrative expenses as a % of net revenue	29.8%	26.7%	310 basis points
Segmented income from operations as a % of net revenue	25.2%	35.2%	(1000) basis points
The decrease in net revenue was primarily due to a decrease in comparable sales, which decreased 5%, or 6% on a constant dollar basis. The decrease in comparable sales was primarily a result of lower conversion rates, reduced store traffic, and a decrease in average order value, partially offset by higher e-commerce traffic. The decrease in comparable sales was partially offset by a $15.8 million increase from new or expanded company-operated stores and our other channels. We have opened 14 net new company-operated stores in the Americas since the first quarter of 2025.
The decrease in gross margin was primarily due to lower product margin driven mainly by higher tariffs, as well as higher depreciation, occupancy costs, and distribution center costs as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to higher marketing expenses, employee costs, and variable costs.
China Mainland

	First Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$478,395	$368,101	$110,294	30.0%
Product costs	100,558	81,815	18,743	22.9
Other cost of sales	63,556	50,273	13,283	26.4
Gross profit	314,281	236,013	78,268	33.2
Selling, general and administrative expenses	111,212	82,378	28,834	35.0
Segmented income from operations	$203,069	$153,635	$49,434	32.2%

Product margin	79.0%	77.8%	120 basis points
Gross margin	65.7%	64.1%	160 basis points
Selling, general and administrative expenses as a % of net revenue	23.2%	22.4%	80 basis points
Segmented income from operations as a % of net revenue	42.4%	41.7%	70 basis points
The increase in net revenue was primarily due to an increase in comparable sales, which increased 20%, or 13% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic partially offset by lower conversion rates. The increase in China Mainland net revenue was also driven by a $45.2 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 19 net new company-operated stores in China Mainland since the first quarter of 2025.
The increase in gross margin was primarily due to a higher product margin driven mainly by a favorable impact of foreign currency exchange rates, as well as lower distribution center costs as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to higher employee costs as well as higher technology costs.

Rest of World

	First Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$371,998	$328,001	$43,997	13.4%
Product costs	100,328	90,264	10,064	11.1
Other cost of sales	72,009	58,471	13,538	23.2
Gross profit	199,661	179,266	20,395	11.4
Selling, general and administrative expenses	130,238	106,410	23,828	22.4
Segmented income from operations	$69,423	$72,856	$(3,433)	(4.7)%

Product margin	73.0%	72.5%	50 basis points
Gross margin	53.7%	54.7%	(100) basis points
Selling, general and administrative expenses as a % of net revenue	35.0%	32.4%	260 basis points
Segmented income from operations as a % of net revenue	18.7%	22.2%	(350) basis points
The increase in net revenue was primarily due to a $29.4 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 13 net new company-operated stores in Rest of World since the first quarter of 2025. The increase in Rest of World net revenue was also driven by an increase in comparable sales, which increased 5%, or 1% on a constant dollar basis. The increase in comparable sales was primarily a result of increased traffic, partially offset by lower conversion rates.
The decrease in gross margin was primarily due to higher occupancy costs as a percentage of net revenue, partially offset by higher product margin driven by a favorable impact of foreign currency exchange rates.
The increase in selling, general and administrative expenses was primarily due to higher employee costs as well as higher marketing expenses.
Corporate
Corporate expenses increased $26.8 million to $404.0 million in the first quarter of 2026 compared to the first quarter of 2025. The net increase was primarily due to higher employee costs, as well as higher technology costs and depreciation. The increase in corporate expenses was partially offset by lower professional fees and a decrease in net foreign currency exchange and derivative losses of $2.4 million.
Other Income (Expense), Net

	First Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$9,131	$11,786	$(2,655)	(22.5)%
The decrease in other income, net was primarily due to a decrease in interest income as a result of lower average cash balances and lower interest rates.
Income Tax Expense

	First Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$91,029	$135,839	$(44,810)	(33.0)%

Effective tax rate	31.8%	30.2%	160 basis points
The increase in the effective tax rate was primarily due to a decrease in tax benefits related to stock-based compensation.

Net Income

	First Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$195,048	$314,572	$(119,524)	(38.0)%
The decrease in net income was primarily due to an increase in selling, general and administrative expenses of $117.1 million, a decrease in gross profit of $44.3 million, and a decrease in other income (expense), net of $2.7 million, partially offset by a decrease in income tax expense of $44.8 million.
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

Constant Dollar Changes
The below changes show the change compared to the corresponding period in the prior year.

	First Quarter 2026
	Change	Foreign exchange changes	Change in constant dollars
Net Revenue
Americas	(3)%	(1)%	(4)%
China Mainland	30	(7)	23
Rest of World	13	(4)	9
Total net revenue	4%	(2)%	2%

Comparable sales(1)
Americas	(5)%	(1)%	(6)%
China Mainland	20	(7)	13
Rest of World	5	(4)	1
Total comparable sales	1%	(3)%	(2)%
__________
(1)Comparable sales includes comparable company-operated store and e-commerce net revenue.
Seasonality
Our business is affected by the general seasonal trends common to the retail apparel industry. Net revenue is typically higher during our fourth fiscal quarter, reflecting our historical strength in sales during the holiday season in the Americas, while our operating expenses are generally more equally distributed throughout the year. As a result, a substantial portion of our operating profits are typically generated in the fourth quarter of our fiscal year. For example, we generated approximately 37% of our full year operating profit during the fourth quarter of 2025. Events predominantly impacting our international net revenue, such as those related to Lunar New Year and Singles Day, can fall in different fiscal quarters from year to year.
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

The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Quarter
	2026	2025	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$214,440	$(118,954)	$333,394
Investing activities	(138,850)	(106,842)	(32,008)
Financing activities	(378,525)	(467,974)	89,449
Effect of foreign currency exchange rate changes on cash and cash equivalents	10,462	34,706	(24,244)
Decrease in cash and cash equivalents	$(292,473)	$(659,064)	$366,591
Operating Activities
Net income decreased $119.5 million. The increase in cash provided by operating activities was primarily due to an increase in cash flows from changes in operating assets and liabilities of $375.4 million, primarily driven by changes in inventories and the timing of income tax payments, as well as changes in accrued compensation and accounts receivable, partially offset by the timing of accounts payable and changes in accrued liabilities. The increase in cash provided by operating activities was also a result of higher cash inflows related to derivatives.
Investing Activities
The increase in cash used in investing activities was primarily due to the settlement of net investment hedges, partially offset by decreased capital expenditures. The decrease in capital expenditures was primarily due to decreased investment in supply chain infrastructure and e-commerce related technology system capital expenditures, partially offset by an increase in capital expenditures for opening, remodeling, and relocating company-operated stores, primarily in the Americas.
Financing Activities
The decrease in cash used in financing activities was primarily the result of a decrease in cash paid for our stock repurchases. During the first quarter of 2026, we repurchased 2.2 million shares at a total cost including commissions and excise taxes of $361.8 million. During the first quarter of 2025, we repurchased 1.4 million shares at a total cost including commissions and excise taxes of $434.4 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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

The following table includes certain measures of our liquidity:

May 3, 2026
(In thousands)
Cash and cash equivalents	$1,514,729
Working capital excluding cash and cash equivalents(1)	685,530
Capacity under committed revolving credit facility	593,623
_________
(1)Working capital excluding cash and cash equivalents is calculated as current assets of $4.0 billion less cash and cash equivalents of $1.5 billion and current liabilities of $1.8 billion.
We enter into standby letters of credit and guarantee to secure certain of our obligations, including leases, taxes, and duties. As of May 3, 2026, letters of credit and guarantee totaling $20.2 million had been issued, including $6.4 million under our committed revolving credit facility.
Our existing Americas credit facility provides for $600.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of October 15, 2030. As of May 3, 2026, no borrowings were outstanding under this facility other than letters of credit and guarantee of $6.4 million. Further information regarding our credit facilities and associated covenants is outlined in Note 4. Revolving Credit Facilities included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of May 3, 2026 was $1.7 billion, an increase of 2% from May 4, 2025.
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
Our critical accounting policies, estimates, and judgments are discussed within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Annual Report on Form 10-K filed with the SEC on March 17, 2026.

Operating Locations
Our company-operated stores by market as of May 3, 2026 and February 1, 2026 are summarized in the table below.

Number of company-operated stores by market	May 3, 2026	February 1, 2026
United States	377	379
Canada	72	71
Mexico	27	26
Americas	476	476

China Mainland	173	172

Australia	33	34
South Korea	23	22
Hong Kong SAR	11	11
Japan	10	10
Singapore	9	9
New Zealand	8	8
Taiwan	8	7
Thailand	7	5
Malaysia	5	5
Macau SAR	3	3
APAC	117	114
United Kingdom	21	20
Germany	9	9
France	6	6
Ireland	4	4
Spain	3	3
Netherlands	2	2
Sweden	2	2
Italy	1	1
Norway	1	1
Switzerland	1	1
EMEA	50	49
Rest of World	167	163

Total company-operated stores	816	811

Retail locations operated by third parties by market as of May 3, 2026 and February 1, 2026 are summarized in the table below.

Number of retail locations operated by third parties by market	May 3, 2026	February 1, 2026
United Arab Emirates	13	13
Israel	8	8
Saudi Arabia	8	9
Kuwait	4	4
Qatar	4	4
Turkey	3	3
Belgium	2	2
Bahrain	1	1
Denmark	1	1
Hungary	1	—
Poland	1	—
Total locations operated by third parties under license and supply arrangements	46	45
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Translation Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. As a result of the fluctuation in exchange rates compared to the U.S. dollar, our revenue was $52.2 million higher in the first quarter of 2026 in comparison to the first quarter of 2025.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income (loss) within stockholders' equity. A significant portion of our net assets are held by our Canadian dollar subsidiary. We enter into forward currency contracts in order to hedge a portion of the foreign currency exposure associated with the translation of our net investment in our Canadian subsidiary. During the first quarter of 2026, the impact to other comprehensive loss of translation of our Canadian subsidiaries was a reduction in the loss of $7.0 million, inclusive of net investment hedge gains.
Transaction Risk. We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. We also hold cash and cash equivalents and other monetary assets in currencies that are different to the functional currency of our subsidiaries. As of May 3, 2026, we had certain forward currency contracts outstanding in order to economically hedge the foreign currency revaluation gains and losses recognized by our foreign subsidiaries, including our Canadian and Chinese subsidiaries, on their monetary assets and liabilities denominated in currencies other than their functional currency.
We perform a sensitivity analysis to determine the market risk exposure associated with the fair values of our forward currency contracts. The net fair value of outstanding derivatives as of May 3, 2026 was a liability of $2.7 million. As of May 3, 2026, a 10% depreciation in the U.S. dollar against the hedged currencies would have resulted in the net fair value of outstanding derivatives depreciating by $30.7 million. The hypothetical change in the fair value of the forward currency contracts would have been substantially offset by a corresponding but directionally opposite change in the underlying hedged items.
The net fair value of our outstanding forward currency contracts increased as of May 3, 2026 compared to February 1, 2026 primarily due to foreign currency exchange rate movement on the derivative financial instruments.
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
Interest Rate Risk
Our committed revolving credit facility provides us with available borrowings in an amount up to $600.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates if we have a meaningful outstanding balance. As of May 3, 2026, there were no borrowings outstanding under this facility other than letters of credit and guarantee of $6.4 million. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. As of May 3, 2026, we held cash and cash equivalents of $1.5 billion. Interest generated on cash balances is subject to variability as interest rates increase or decrease.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of May 3, 2026. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of May 3, 2026, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended May 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal matters described in Note 12. Legal Proceedings and Other Contingencies included in Item 1 of Part I of this report and in our 2025 Annual Report on Form 10-K, we are, from time to time, involved in routine legal matters incidental to the conduct of our business, including legal matters such as initiation and defense of proceedings to protect intellectual property rights, employment claims, product liability claims, personal injury claims, and similar matters. We believe the ultimate resolution of any such current proceeding is not reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q and in our 2025 Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected as a result of any of the progression, resultant effects, or outcome of these risks.
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
Our former Chief Executive Officer "CEO" stepped down effective January 31, 2026, and we appointed interim co-CEOs to lead during the transition period. On April 21, 2026, we entered into an employment agreement to appoint Heidi O’Neill as CEO effective September 8, 2026. In addition, we have had other recent changes at the senior executive level. These changes may create uncertainty and divert management’s attention and resources. Our interim leadership model may not align with expectations of employees, vendor partners, or other external stakeholders, and could negatively affect our operations, strategic initiatives, employee engagement, and retention. These changes may also lead to negative public perception, including among consumers and our brand community. Any resulting disruption could have a material adverse impact on our business, financial performance, or the market price of our stock.

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
During 2025, the United States implemented a series of trade related policies, including removing the de minimis exemption for low-value shipments imported into the United States, and implementing higher tariffs under different statutes, including under the IEEPA. These changes in the tariff landscape, including the de minimis exemption removal, had a significant adverse effect on our business and results of operations in 2025, which continues in 2026.

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the IEEPA. Immediately following this IEEPA decision, the U.S. Administration initiated new tariffs at different rates under alternative legislative powers. The U.S. Administration also confirmed that the IEEPA decision does not impact the removal of the de minimis exemption. We paid $230 million of tariffs under the IEEPA and have commenced submitting refund claims for eligible IEEPA tariffs paid, including associated interest. The ultimate amounts that we may recover remain uncertain. Additionally, our U.S. operating entity was named as a defendant in a purported consumer class action relating to alleged tariff-related pricing actions and potential governmental tariff reimbursements.
There has been significant volatility in U.S. tariff and customs policy recently, with frequent changes in rates, sudden elimination or reinstatement of exemptions, shifts in implementation dates, and reversals of prior actions. In addition, there is uncertainty around how tariff rules will be applied to goods routed through third countries (transshipment) and potential changes to the valuation methodology used to calculate duty, including the first sale declaration program in the United States. We utilize the first sale declaration program in the United States and the amount of duties we pay to import merchandise could increase if the program is eliminated, eligibility requirements are changed, or our ability to benefit from the program is limited. Changes in tariff and customs policy and legislation could affect the level of duties imposed and our overall product costs. This volatility makes it more difficult to forecast costs, plan our global supply chain, and provide reliable financial guidance. Policy changes often require rapid operational adjustments that can increase costs and reduce efficiency. Announcements of tariff and customs policy changes, as well as our disclosures of their potential impacts, have at times contributed to fluctuations in our stock price. We expect such volatility and uncertainty to continue, posing ongoing challenges to our operations, financial planning, and investor communications.
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
We operate and source products across multiple international markets, and our ability to manage a global supply chain depends on stable economic and political conditions. Global instability, trade disputes, changes in customs treatment including de minimis thresholds, alterations in duty or tariff levels, sanctions, embargoes, or other governmental actions may increase costs, lengthen lead times, or require us to adjust sourcing or distribution strategies. Legislation such as the Uyghur Forced Labor Prevention Act, and similar measures in other jurisdictions, increases compliance obligations, supply chain due diligence requirements, and the risk of shipment delays or detentions. If additional trade restrictions or compliance requirements are enacted, or enforcement becomes more stringent, our sourcing, importation, and delivery capabilities could be materially affected, resulting in increased costs and operational disruptions. In addition, heightened geopolitical tensions, including conflicts in the Middle East and potential conflicts involving Taiwan or other regions where our suppliers are concentrated, could disrupt our supply of raw materials and finished goods. A significant portion of our technical fabrics originates from Taiwan, and any military conflict, trade embargo, or disruption affecting that region could materially impact our ability to source materials and fulfill customer orders. Political polarization in the United States has also led to increased consumer activism, brand boycotts, and public pressure campaigns targeting companies based on their perceived political or social positions. Whether or not we take public positions on social or political issues, we could face reputational harm, reduced consumer demand, or employee relations challenges if we are perceived as aligned or misaligned with particular viewpoints. These dynamics could adversely affect our brand, guest relationships, and results of operations.
Trade restrictions, tariffs, and customs changes could disrupt our supply chain and compress margins.
Our business depends on the efficient, predictable, and cost-effective movement of goods across borders. Governments may impose new tariffs, duties, quotas, customs regulations, or other trade restrictions, or modify the application of existing measures, including reductions in de minimis thresholds, new compliance requirements, or changes in enforcement priorities. These developments can increase product costs, delay shipments, disrupt sourcing, or require changes to our supply chain. If we are unable to offset these impacts through pricing, sourcing adjustments, or other measures, our margins, operational efficiency, and customer satisfaction could be adversely affected. Any price increases intended to offset these added costs could reduce consumer demand, negatively impact net revenue, and expose us to consumer claims, regulatory scrutiny, or litigation. Trade policy volatility, including frequent changes in rates, sudden elimination or reinstatement of exemptions, shifts in implementation dates, and uncertainty around transshipment rules, makes it more difficult to forecast costs, plan our global supply chain, and provide reliable financial guidance.
Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.
The labeling, distribution, importation, marketing, and sale of our products, as well as components of our products, including chemicals, are subject to regulation by various regulatory bodies. These include federal agencies such as the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, the State Administration for Market Regulation of the People's Republic of China ("PRC")(1), General Administration of Customs of the PRC, as well as other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are distributed or sold. Our ability to track and respond to regulations may not be sufficient to meet the increased number and complexity of regulations we are subject to globally. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, any audits and inspections by governmental agencies related to these matters could negatively impact our brand regardless of the outcome, and could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations, or changes in consumer perceptions of the components of our products, may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.
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
Repatriations from our Canadian and Hong Kong subsidiaries may be subject to withholding taxes depending on the amount of paid-up capital available. Since 2022 and 2026, we have recognized withholding taxes on accumulated earnings from our Canadian and Hong Kong subsidiaries, respectively, which are not indefinitely reinvested and cannot be repatriated free of withholding tax. We expect to continue recognizing such taxes.
We engage in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect the accurate economic allocation of profit, the profit allocation and transfer pricing terms may be scrutinized by local tax authorities during an audit, and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. Our bilateral Advance Pricing Arrangement ("APA") with the Internal Revenue Service ("IRS") and Canada Revenue Agency ("CRA") expired at the end of 2020. During 2020, we entered into bilateral negotiations with the IRS and CRA to renew the APA, and in October 2025, the CRA withdrew from bilateral APA negotiations. We continue to apply
(1) PRC includes China Mainland, Hong Kong SAR, Taiwan, and Macau SAR.

our transfer pricing methodology, but this may be subject to audit, and could result in changes to our profit allocation and effective tax rate. We are in the process of reapplying under the APA program and intend to file a new APA submission with the CRA and IRS in fiscal 2026. We are also negotiating an APA with China Mainland's State Tax Administration, the outcome of which could impact our effective tax rate.
Current economic and political conditions make tax rules in any jurisdiction subject to significant change. Changes in applicable U.S., Canadian, Chinese, or other international tax laws and regulations, or their interpretation, including the possibility of retroactive effect, could affect our income tax expense and profitability. On July 4, 2025, the U.S. passed the One Big Beautiful Bill Act ("OBBBA"), which includes the permanent extension of certain provisions of the Tax Cuts and Jobs Act of 2017, the immediate expensing of domestic research and experimental expenditures, the reinstatement of accelerated depreciation for qualified property, and modifications to the international tax provisions including changes to the global intangible low-tax income ("GILTI"), the foreign-derived intangible income ("FDII") and the base erosion and anti-abuse tax ("BEAT") provisions. On January 5, 2026, the Organization for Economic Cooperation and Development ("OECD") released administrative guidance containing a Side-by-Side ("SbS") system which modifies the operation of the OECD's Pillar Two Global Anti-Base Erosion ("GloBE") Model Rules. The SbS system provides a safe harbor for multinational enterprise ("MNE") groups with an ultimate parent entity in the United States, which will exempt a U.S. headquartered MNE group from the application of two of the three Pillar Two top-up taxes. We are currently evaluating the impact of these tax law changes on our financial statements, and they may impact our income tax expense, profitability, and capital allocation decisions.
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
A significant portion of our products are produced in South and South East Asia, and increases in the costs of labor and other costs of doing business in the countries in this region could significantly increase our costs to produce our products and could have a negative impact on our operations and earnings. Factors that could negatively affect our business include labor shortages and increases in labor costs, labor disputes, pandemics, the impacts of climate change, difficulties and additional costs in transporting products manufactured from these countries to our distribution centers and significant revaluation of the currencies used in these countries, which may result in an increase in the cost of producing products. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of "normal trade relations" status with any country in which our products are manufactured, could significantly increase our cost of products and harm our business.
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
We receive and maintain confidential, proprietary, and personally identifiable information including, for example, credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the storage, transmission, and safeguarding of this information. However, despite our safeguards and security processes and protections, security breaches could occur and expose us to a risk of theft or misuse of this information, and could result in litigation and potential liability.
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
Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach, including by misusing AI, by employees or persons with whom we have commercial relationships, that result in the unauthorized release or use of personal or confidential information, and we may in some cases be held responsible for such incidents under evolving privacy laws. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and damage to our brand and reputation or other harm to our business.
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
We are subject to a variety of privacy and data protection laws and regulations that change frequently and have requirements that vary across jurisdictions. For example, we are subject to obligations under privacy laws such as the General Data Protection Regulation ("GDPR") in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, the California Consumer Privacy Act ("CCPA") as modified by the California Privacy Rights Act (“CPRA”), and the Personal Information Protection Law (“PIPL”) in the PRC. Some privacy laws prohibit or restrict the transfer of personal information to certain other jurisdictions and may require data localization. We are subject to privacy and data protection audits or investigations by various government agencies. Our efforts to comply with privacy laws may complicate our operations and add to our compliance costs. A significant breach or failure or perceived failure by us or our third-party service providers to comply with these laws, regulations, policies or regulatory guidance may subject us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs and might have a materially adverse impact on our reputation, business operations, financial condition, or results of operations.
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
Many of our customers shop through our e-commerce websites and mobile apps, and we use social media in addition to these websites and apps to interact with our customers and to enhance their shopping experience. We may not efficiently and effectively implement and leverage technological advancements such as AI to support these interactions, which could have an adverse impact on our results of operations if our competitors are more effective than us, if this disrupts our operations, or if this leads to increased operating costs. Any failure on our part to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of shoppers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our e-commerce business globally, and could have a material adverse impact on our business and results of operations.
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
Our trademarks, patents, and other proprietary rights could potentially conflict with the rights of others, and we may be prevented from selling some of our products.
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

Risks related to legal and governance matters
Actions by stockholders, activists, or consumers could negatively affect our business.
We were recently involved in a proxy contest with Dennis J. "Chip" Wilson and may be subject to other actions or proposals from stockholders, political or consumer activists, or others that may not align with our business strategies or the interests of our other stockholders. On December 29, 2025, Mr. Wilson delivered a notice of intent to nominate three directors for election at the 2026 Annual Meeting of Stockholders and submitted a non-binding stockholder proposal requesting that our board of directors take all necessary steps to immediately declassify the board so that all directors are elected on an annual basis. On May 26, 2026, we entered into a Cooperation Agreement with Mr. Wilson and certain of his affiliates (the "Cooperation Agreement") to resolve Mr. Wilson's proxy contest in connection with the 2026 Annual Meeting of Stockholders. The Cooperation Agreement will terminate on the date that is thirty (30) calendar days prior to the deadline under the company's bylaws for the submission of stockholder nominations of director candidates for election to the board at the 2028 Annual Meeting of Stockholders, unless earlier terminated in accordance with its terms.
Responding to the prior proxy contest and related actions caused us to incur substantial costs and, if we are subject to additional proxy contests in the future, may cause us to incur additional costs and be time-consuming. Future instances of such matters may disrupt our business and operations and divert the attention of our board of directors, management, and employees from pursuing our business strategies. Stockholders, political or consumer activists, or others may create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential guests, and may affect our relationships with current guests, vendors, investors, and other third parties. Other actions or proposals could include responses to geopolitical conflict, including between the PRC and other countries, or to our perceived positions on social, political, or cultural issues in the United States or elsewhere. Consumer boycotts, negative social media campaigns, or other forms of public pressure, whether based on accurate perceptions or not, could adversely affect our brand reputation, guest relationships, and sales. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
From time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, consumer class action claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory, employment, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our guests and our brand image.
There is considerable patent and other intellectual property development activity in our market, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in the fitness and technology industries. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party content, including music content, software, and other intellectual property rights, may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, force us to implement expensive workarounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market for fitness products and services grows and as we introduce new and updated products and offerings. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition, and operating results.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the first quarter of 2026 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 2, 2026 - March 1, 2026	620,874	$177.68	620,874	$1,290,502,135
March 2, 2026 - April 5, 2026	900,016	163.08	900,016	1,143,729,748
April 6, 2026 - May 3, 2026	650,000	155.68	650,000	1,042,539,385
Total	2,170,890		2,170,890
__________
(1)Monthly information is presented based on our fiscal months during the first quarter of 2026.
(2)Our board of directors approved a repurchase program authorizing up to $4.0 billion in aggregate, including $1.0 billion initially authorized on November 29, 2023, and additional $1.0 billion increases on May 29, 2024, December 3, 2024, and December 3, 2025. This program does not have an expiration date or require a minimum number of shares to be repurchased. Repurchases may be made on the open market at prevailing prices or through privately negotiated transactions, including under plans pursuant to Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and amount of repurchases will depend on market conditions, trading eligibility, and other factors.
The following table summarizes purchases of shares of our common stock during the first quarter of 2026 related to our Employee Share Purchase Plan ("ESPP"):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 2, 2026 - March 1, 2026	19,821	$177.57	19,821	4,062,320
March 2, 2026 - April 5, 2026	23,315	151.67	23,315	4,039,005
April 6, 2026 - May 3, 2026	20,937	152.40	20,937	4,018,068
Total	64,073		64,073
_________
(1)Monthly information is presented based on our fiscal months during the first quarter of 2026.
(2)All shares purchased under the ESPP are purchased on the Nasdaq Global Select Market (or such other stock exchange as we may designate). Unless our board of directors terminates the ESPP earlier, it will continue until all shares authorized for purchase have been purchased. The maximum number of shares authorized to be purchased under the ESPP is 6,000,000.
Excluded from this disclosure are shares withheld to settle statutory employee tax withholding related to the vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the first quarter of 2026, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Executive Employment Agreement, dated April 21, 2026, between lululemon athletica inc. and Heidi O'Neill		8-K	10.1	001-33608	4/22/2026

10.2	Cooperation Agreement dated May 26, 2026		8-K	10.1	001-33608	5/27/2026

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2026, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Denotes a compensatory plan, contract, or arrangement in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Interim Co-Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)
Dated: June 4, 2026