Form 10-Q
period 2026-08-02
lululemon athletica inc.
filed 2026-09-03
CIK 1397187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 28, 2026, there were 105,594,064 shares of the registrant's common stock, par value $0.005 per share, outstanding.
Exchangeable and Special Voting Shares:
As of August 28, 2026, (1) there were outstanding 5,115,961 exchangeable shares of Lulu Canadian Holding, Inc., a wholly-owned subsidiary of the registrant. Exchangeable shares are exchangeable for an equal number of shares of the registrant's common stock; (2) there were outstanding 5,115,961 shares of special voting stock, through which the holders of exchangeable shares of Lulu Canadian Holding, Inc. may exercise their voting rights with respect to the registrant. The special voting stock and the registrant's common stock generally vote together as a single class on all matters on which the common stock is entitled to vote.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
lululemon athletica inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited; Amounts in thousands, except per share amounts)

	August 2, 2026	February 1, 2026
ASSETS
Current assets
Cash and cash equivalents	$1,389,737	$1,807,202
Accounts receivable, net	171,164	190,657
Inventories	1,711,450	1,700,753
Prepaid and receivable income taxes	479,948	352,469
Prepaid expenses and other current assets	193,288	211,620
	3,945,587	4,262,701
Property and equipment, net	2,046,363	2,033,720
Right-of-use lease assets	1,947,077	1,630,181
Goodwill	185,840	184,911
Intangible assets, net	2,530	6,283
Deferred income tax assets	24,537	24,037
Other non-current assets	332,644	314,910
	$8,484,578	$8,456,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$346,717	$331,421
Accrued liabilities and other	584,912	662,982
Accrued compensation and related expenses	122,747	187,887
Current lease liabilities	366,649	298,724
Current income taxes payable	67,375	43,948
Unredeemed gift card liability	277,318	316,632
Other current liabilities	35,933	45,954
	1,801,651	1,887,548
Non-current lease liabilities	1,774,478	1,499,717
Deferred income tax liabilities	56,987	52,278
Other non-current liabilities	60,288	55,360
	3,693,404	3,494,903
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, $0.01 par value: 5,000 shares authorized; none issued and outstanding	—	—
Exchangeable stock, no par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Special voting stock, $0.000005 par value: 60,000 shares authorized; 5,116 and 5,116 issued and outstanding	—	—
Common stock, $0.005 par value: 400,000 shares authorized; 106,566 and 111,380 issued and outstanding	533	557
Additional paid-in capital	695,052	669,392
Retained earnings	4,364,017	4,522,581
Accumulated other comprehensive loss	(268,428)	(230,690)
	4,791,174	4,961,840
	$8,484,578	$8,456,743
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net revenue	$2,415,631	$2,525,219	$4,887,234	$4,895,879
Cost of goods sold	953,753	1,048,017	2,086,538	2,035,551
Gross profit	1,461,878	1,477,202	2,800,696	2,860,328
Selling, general and administrative expenses	1,006,332	951,658	2,066,320	1,894,529
Amortization of intangible assets	1,893	1,730	3,777	3,360
Income from operations	453,653	523,814	730,599	962,439
Other income (expense), net	13,698	9,737	22,829	21,523
Income before income tax expense	467,351	533,551	753,428	983,962
Income tax expense	138,128	162,646	229,157	298,485
Net income	$329,223	$370,905	$524,271	$685,477

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(76,329)	$4,707	$(64,342)	$174,479
Net investment hedge gains (losses)	25,289	790	26,604	(81,263)
Other comprehensive income (loss), net of tax	$(51,040)	$5,497	$(37,738)	$93,216
Comprehensive income	$278,183	$376,402	$486,533	$778,693

Basic earnings per share	$2.92	$3.10	$4.59	$5.71
Diluted earnings per share	$2.92	$3.10	$4.59	$5.70
Basic weighted-average number of shares outstanding	112,898	119,600	114,156	120,116
Diluted weighted-average number of shares outstanding	112,919	119,680	114,201	120,262
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; Amounts in thousands)

	Quarter Ended August 2, 2026
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of May 3, 2026	5,116	5,116	$—	109,308	$547	$681,152	$4,361,290	$(217,388)	$4,825,601
Net income							329,223		329,223
Other comprehensive income (loss), net of tax								(51,040)	(51,040)
Stock-based compensation expense						21,089			21,089
Common stock issued upon settlement of stock-based compensation				8	—	—			—
Shares withheld related to net share settlement of stock-based compensation				(3)	—	(350)			(350)
Repurchase of common stock, including excise tax				(2,747)	(14)	(6,839)	(326,496)		(333,349)
Balance as of August 2, 2026	5,116	5,116	$—	106,566	$533	$695,052	$4,364,017	$(268,428)	$4,791,174

	Quarter Ended August 3, 2025
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of May 4, 2025	5,116	5,116	$—	114,909	$574	$632,564	$3,993,154	$(336,722)	$4,289,570
Net income							370,905		370,905
Other comprehensive income (loss), net of tax								5,497	5,497
Stock-based compensation expense						(1,844)			(1,844)
Common stock issued upon settlement of stock-based compensation				50	—	5,257			5,257
Shares withheld related to net share settlement of stock-based compensation				(3)	—	(873)			(873)
Repurchase of common stock, including excise tax				(1,128)	(4)	(2,729)	(278,500)		(281,233)
Balance as of August 3, 2025	5,116	5,116	$—	113,828	$570	$632,375	$4,085,559	$(331,225)	$4,387,279

	Two Quarters Ended August 2, 2026
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 1, 2026	5,116	5,116	$—	111,380	$557	$669,392	$4,522,581	$(230,690)	$4,961,840
Net income							524,271		524,271
Other comprehensive income (loss), net of tax								(37,738)	(37,738)
Stock-based compensation expense						50,275			50,275
Common stock issued upon settlement of stock-based compensation				187	1	(1)			—
Shares withheld related to net share settlement of stock-based compensation				(83)	—	(12,369)			(12,369)
Repurchase of common stock, including excise tax				(4,918)	(25)	(12,245)	(682,835)		(695,105)
Balance as of August 2, 2026	5,116	5,116	$—	106,566	$533	$695,052	$4,364,017	$(268,428)	$4,791,174

	Two Quarters Ended August 3, 2025
	Exchangeable Stock	Special Voting Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Shares	Par Value	Shares	Par Value
Balance as of February 2, 2025	5,116	5,116	$—	116,166	$581	$638,190	$4,109,717	$(424,441)	$4,324,047
Net income							685,477		685,477
Other comprehensive income (loss), net of tax								93,216	93,216
Stock-based compensation expense						21,247			21,247
Common stock issued upon settlement of stock-based compensation				245	—	5,478			5,478
Shares withheld related to net share settlement of stock-based compensation				(92)	—	(26,514)			(26,514)
Repurchase of common stock, including excise tax				(2,491)	(11)	(6,026)	(709,635)		(715,672)
Balance as of August 3, 2025	5,116	5,116	$—	113,828	$570	$632,375	$4,085,559	$(331,225)	$4,387,279
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Amounts in thousands)

	Two Quarters Ended
	August 2, 2026	August 3, 2025
Cash flows from operating activities
Net income	$524,271	$685,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,667	234,244
Stock-based compensation expense	50,275	21,247
Settlement of derivatives not designated in a hedging relationship	(8,295)	(11,921)
Changes in operating assets and liabilities:
Accounts receivable	20,370	(15,929)
Inventories	(14,350)	(237,903)
Prepaid and receivable income taxes	(132,203)	(140,974)
Prepaid expenses and other current assets	16,308	69,037
Other non-current assets	(40,626)	(33,330)
Accounts payable	21,715	91,154
Accrued liabilities and other	(72,446)	(131,640)
Accrued compensation and related expenses	(63,487)	(61,249)
Current income taxes payable	22,805	(165,214)
Unredeemed gift card liability	(37,628)	(59,616)
Right-of-use lease assets and current and non-current lease liabilities	25,201	(2,776)
Other current and non-current liabilities	(299)	(30,885)
Net cash provided by operating activities	589,278	209,722
Cash flows from investing activities
Purchase of property and equipment	(277,056)	(330,161)
Settlement of net investment hedges	(2,807)	13,451
Other investing activities	(1,939)	(3,250)
Net cash used in investing activities	(281,802)	(319,960)
Cash flows from financing activities
Proceeds from settlement of stock-based compensation	—	5,478
Taxes paid related to net share settlement of stock-based compensation	(12,369)	(26,514)
Repurchase of common stock	(695,105)	(715,672)
Other financing activities	(4,751)	(8,115)
Net cash used in financing activities	(712,225)	(744,823)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(12,716)	26,519
Decrease in cash and cash equivalents	(417,465)	(828,542)
Cash and cash equivalents, beginning of period	$1,807,202	$1,984,336
Cash and cash equivalents, end of period	$1,389,737	$1,155,794
See accompanying notes to the unaudited interim consolidated financial statements lululemon athletica inc.
INDEX FOR NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS

lululemon athletica inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
Nature of Operations
lululemon athletica inc., a Delaware corporation, ("lululemon" and, together with its subsidiaries unless the context otherwise requires, the "Company") is engaged in the design, distribution, and retail of technical athletic apparel, footwear, and accessories. The Company organizes its operations into four regional markets: Americas, China Mainland, Asia Pacific ("APAC"), and Europe and the Middle East ("EMEA"). It conducts its business through a number of different channels in each market, including company-operated stores, e-commerce, outlets, temporary locations, wholesale, license and supply arrangements, and a re-commerce program. There were 825 and 811 company-operated stores in operation as of August 2, 2026 and February 1, 2026, respectively.
Basis of Presentation
The unaudited interim consolidated financial statements, including the financial position as of August 2, 2026 and the results of operations and cash flows for the periods disclosed, are presented in U.S. dollars and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information is presented in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and, accordingly, does not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of February 1, 2026 is derived from the Company's audited consolidated financial statements and related notes for the fiscal year ended February 1, 2026, which are included in Item 8 in the Company's fiscal 2025 Annual Report on Form 10-K filed with the SEC on March 17, 2026. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 in the Company's fiscal 2025 Annual Report on Form 10-K.
The Company's fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2026 will end on January 31, 2027 and will be a 52-week year. Fiscal 2025 was a 52-week year and ended on February 1, 2026. Fiscal 2026 and fiscal 2025 are referred to as "2026," and "2025," respectively. The first two quarters of 2026 and 2025 ended on August 2, 2026 and August 3, 2025, respectively.
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

	Second Quarter		First Two Quarters
	2026	2025	2026	2025
	(In thousands)
United States	$1,302,069	$1,415,002	$2,615,275	$2,777,526
Canada	285,815	321,293	569,156	614,113
Mexico	28,888	21,922	53,551	41,136
Americas	1,616,772	1,758,217	3,237,982	3,432,775

China Mainland	407,095	392,898	885,490	760,999
Hong Kong SAR, Taiwan, and Macau SAR	51,419	47,634	102,827	91,738
People's Republic of China	458,514	440,532	988,317	852,737

Other geographic areas	340,345	326,470	660,935	610,367
	$2,415,631	$2,525,219	$4,887,234	$4,895,879
The following disaggregates the Company's net revenue by category. Accessories and other categories is primarily composed of accessories, footwear, and lululemon Studio.

	Second Quarter		First Two Quarters
	2026	2025	2026	2025
	(In thousands)
Women's apparel	$1,488,241	$1,547,321	$3,091,226	$3,082,493
Men's apparel	621,380	624,598	1,203,258	1,169,386
Accessories and other categories	306,010	353,300	592,750	644,000
	$2,415,631	$2,525,219	$4,887,234	$4,895,879
The following disaggregates the Company's net revenue by channel.

	Second Quarter		First Two Quarters
	2026	2025	2026	2025
	(In thousands)
Company-operated stores	$1,173,747	$1,254,952	$2,366,587	$2,408,059
E-commerce	934,630	993,093	1,932,072	1,953,983
Other channels	307,254	277,174	588,575	533,837
	$2,415,631	$2,525,219	$4,887,234	$4,895,879

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
As of August 2, 2026, the Company had no borrowings outstanding under this credit facility other than $6.3 million in outstanding letters of credit and guarantee.
Borrowings made under the credit facility bear interest at variable rates based on the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York ("SOFR"), or an alternate base rate, plus applicable margin. The credit agreement contains customary financial, affirmative and negative covenants applicable to the Company and its subsidiaries, including limitations on indebtedness, liens, fundamental changes, dispositions of assets, changes in the nature of business, and restrictions on subsidiary dividends and distributions, as well as financial covenants based on leverage and fixed charge coverage ratios. The Company was in compliance with all such covenants as of August 2, 2026.
Uncommitted Revolving Credit Facilities
The Company has uncommitted revolving credit facilities, including an unsecured Chinese Yuan-denominated revolving credit facility totaling the equivalent of USD $44.4 million, which is reviewed annually and provides for short-term borrowing and the issuance of guarantees. As of August 2, 2026, there were no borrowings or guarantees outstanding, letters of credit totaling USD $13.7 million were issued, and the Company was in compliance with all applicable terms of the Chinese Yuan-denominated credit facility.
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
As of August 2, 2026 and February 1, 2026, $39.6 million and $45.1 million, respectively, were outstanding under the SCF program and presented within accounts payable.
Note 6. Stock-Based Compensation and Benefit Plans
Stock-Based Compensation Plans
The Company's eligible employees participate in various stock-based compensation plans, provided directly by the Company.
Stock-based compensation expense charged to income for the plans was $49.7 million and $21.1 million for the first two quarters of 2026 and 2025, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $173.3 million as of August 2, 2026, which is expected to be recognized over a weighted-average period of 2.4 years.

A summary of the balances of the Company's stock-based compensation plans as of August 2, 2026, and changes during the first two quarters of 2026, is presented below:

	Stock Options		Performance-Based Restricted Stock Units		Restricted Shares		Restricted Stock Units
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance as of February 1, 2026	1,269	$287.41	220	$319.19	6	$252.28	561	$257.92
Granted	421	163.24	178	184.07	—	—	363	159.06
Exercised/released	—	—	71	358.82	6	252.28	116	328.01
Forfeited/expired	165	235.25	39	262.43	—	—	49	218.06
Balance as of August 2, 2026	1,525	$258.81	288	$233.81	—	$—	759	$202.50
Exercisable as of August 2, 2026	552	$321.95
The Company's performance-based restricted stock units ("PSUs") awarded to eligible employees during 2026 entitle the grantee to receive a maximum of 2.5 shares of common stock per PSU if the Company achieves specified performance goals and the grantee remains employed during the vesting period. These PSU awards also include a market condition based on total shareholder return ("TSR"), which limits the conversion ratio to one share of common stock per PSU if TSR over the performance period is negative. The fair value of these PSUs was determined at grant date using a Monte Carlo simulation model. Expense for PSUs is recognized when it is probable that the performance goal will be achieved.
The grant date fair value of stock options is estimated on the date of grant using a Black-Scholes model.
The following are weighted averages of the assumptions that were used during the first two quarters of 2026:

	Stock Options	Performance-Based Restricted Stock Units
Expected term	4.25 years	2.85 years
Expected volatility	43.69%	42.40%
Risk-free interest rate	3.79%	3.79%
Dividend yield	—%	—%
The grant date fair value of the restricted shares and restricted stock units is based on the closing price of the Company's common stock on the grant date.
Employee Share Purchase Plan
The Company has an Employee Share Purchase Plan ("ESPP"). Contributions are made by eligible employees, subject to certain limits defined in the ESPP, and the Company matches one-third of the contribution. The maximum number of shares authorized to be purchased under the ESPP is 6.0 million shares. All shares purchased under the ESPP are purchased in the open market. During the second quarter of 2026, there were 78.8 thousand shares purchased. As of August 2, 2026, 3.9 million shares remain authorized to be purchased under the ESPP.
Defined Contribution Pension Plans
The Company offers defined contribution pension plans to eligible employees who may elect to defer and contribute a portion of their eligible compensation to a plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company matches 50% to 75% of the contribution depending on the participant's length of service, and the Company's contribution is subject to a two-year vesting period. The Company's net expense for the defined contribution plans was $13.0 million and $12.2 million in the first two quarters of 2026 and 2025, respectively.

Note 7. Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of August 2, 2026 and February 1, 2026, the Company held certain assets and liabilities that are measured at fair value on a recurring basis:

	August 2, 2026	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$37,349	$37,349	$—	$—	Cash and cash equivalents
Term deposits	83,328	—	83,328	—	Cash and cash equivalents
Forward currency contract assets	6,275	—	6,275	—	Prepaid expenses and other current assets
Forward currency contract liabilities	8,431	—	8,431	—	Other current liabilities

	February 1, 2026	Level 1	Level 2	Level 3	Balance Sheet Classification
	(In thousands)
Money market funds	$354,731	$354,731	$—	$—	Cash and cash equivalents
Forward currency contract assets	30,996	—	30,996	—	Prepaid expenses and other current assets
Forward currency contract liabilities	36,476	—	36,476	—	Other current liabilities
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
The Company holds a significant portion of its assets in Canada and enters into forward currency contracts designed to hedge a portion of the foreign currency exposure that arises on translation of a Canadian subsidiary into U.S. dollars. These forward currency contracts are designated as net investment hedges. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges during the first two quarters of 2026.
Derivatives Not Designated as Hedging Instruments
During the first two quarters of 2026, the Company entered into certain forward currency contracts designed to economically hedge the foreign currency exchange revaluation gains and losses that are recognized by its Canadian and Chinese subsidiaries on specific monetary assets and liabilities denominated in currencies other than the functional currency of the entity. The Company has not applied hedge accounting to these instruments and the change in fair value of these derivatives is recorded within selling, general and administrative expenses.

Quantitative Disclosures about Derivative Financial Instruments
The notional amounts and fair values of forward currency contracts were as follows:

	August 2, 2026			February 1, 2026
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In thousands)
Derivatives designated as net investment hedges:
Forward currency contracts	$1,060,000	$6,218	$—	$1,548,000	$—	$32,510
Derivatives not designated in a hedging relationship:
Forward currency contracts	1,386,219	57	8,431	1,832,471	30,996	3,966
Net derivatives recognized on consolidated balance sheets:
Forward currency contracts		$6,275	$8,431		$30,996	$36,476
As of August 2, 2026, there were derivative assets of $6.3 million and derivative liabilities of $8.4 million subject to enforceable netting arrangements.
The forward currency contracts designated as net investment hedges outstanding as of August 2, 2026 mature on different dates between August 2026 and November 2026.
The forward currency contracts not designated in a hedging relationship outstanding as of August 2, 2026 mature on different dates between August 2026 and November 2026.
The pre-tax gains and losses on foreign currency exchange forward contracts recorded in accumulated other comprehensive income or loss were as follows:

	Second Quarter		First Two Quarters
	2026	2025	2026	2025
	(In thousands)
Gains (losses) recognized in net investment hedge gains (losses):
Derivatives designated as net investment hedges	$34,145	$1,065	$35,920	$(64,158)
No gains or losses have been reclassified from accumulated other comprehensive income or loss into net income for derivative financial instruments in a net investment hedging relationship, as the Company has not sold or liquidated (or substantially liquidated) its hedged subsidiary.
The pre-tax net foreign currency exchange and derivative gains and losses recorded in the consolidated statement of operations were as follows:

	Second Quarter		First Two Quarters
	2026	2025	2026	2025
	(In thousands)
Gains (losses) recognized in selling, general and administrative expenses:
Foreign currency exchange gains (losses)	$36,569	$5,280	$36,170	$(67,998)
Derivatives not designated in a hedging relationship	(36,322)	(3,837)	(43,683)	59,231
Net foreign currency exchange and derivative gains (losses)	$247	$1,443	$(7,513)	$(8,767)

Note 9. Earnings Per Share
The details of the computation of basic and diluted earnings per share are as follows:

	Second Quarter		First Two Quarters
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Net income	$329,223	$370,905	$524,271	$685,477
Basic weighted-average number of shares outstanding	112,898	119,600	114,156	120,116
Assumed conversion of dilutive stock options and awards	21	80	45	146
Diluted weighted-average number of shares outstanding	112,919	119,680	114,201	120,262
Basic earnings per share	$2.92	$3.10	$4.59	$5.71
Diluted earnings per share	$2.92	$3.10	$4.59	$5.70
The Company's calculation of weighted-average shares includes the common stock of the Company as well as the exchangeable shares. Exchangeable shares are the economic equivalent of common shares in all material respects. All classes of stock have in effect the same economic rights and share equally in undistributed net income. For the first two quarters of 2026 and 2025, 0.3 million and 0.1 million stock options and awards, respectively, were anti-dilutive to earnings per share and therefore have been excluded from the computation of diluted earnings per share.
The Company's board of directors approved a stock repurchase program authorizing up to $4.0 billion in aggregate, including $1.0 billion initially authorized on November 29, 2023, and additional $1.0 billion increases on May 29, 2024, December 3, 2024, and December 3, 2025. This program does not have an expiration date or require a minimum number of shares to be repurchased. Repurchases may be made on the open market at prevailing prices or through privately negotiated transactions, including under plans pursuant to Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. The timing and amount of repurchases will depend on market conditions, trading eligibility, and other factors. As of August 2, 2026, the remaining authorized amount available under the program, excluding commissions and excise taxes, was $712.5 million.
During the first two quarters of 2026 and 2025, 4.9 million and 2.5 million shares, respectively, were repurchased under the programs at a total cost including commissions and excise taxes of $695.1 million and $715.7 million, respectively.
Subsequent to August 2, 2026, and up to August 28, 2026, 1.0 million shares were repurchased at a total cost including commissions and excise taxes of $118.8 million.
Note 10. Supplementary Financial Information
A summary of certain consolidated balance sheet accounts is as follows:

	August 2, 2026	February 1, 2026
	(In thousands)
Inventories:
Inventories, at cost	$1,810,976	$1,789,576
Inventory provisions and reserves	(99,526)	(88,823)
	$1,711,450	$1,700,753
Prepaid expenses and other current assets:
Prepaid expenses	$164,179	$144,744
Forward currency contract assets	6,275	30,996
Other current assets	22,834	35,880
	$193,288	$211,620

	August 2, 2026	February 1, 2026
	(In thousands)
Property and equipment, net:
Land	$77,309	$79,390
Buildings	28,287	28,816
Leasehold improvements	1,603,493	1,400,487
Furniture and fixtures	215,291	203,882
Computer hardware	232,157	224,169
Computer software	1,673,883	1,519,840
Equipment and vehicles	68,422	61,760
Work in progress	170,009	378,226
Property and equipment, gross	4,068,851	3,896,570
Accumulated depreciation	(2,022,488)	(1,862,850)
	$2,046,363	$2,033,720
Other non-current assets:
Cloud computing arrangement implementation costs	$216,619	$192,031
Security deposits	63,159	61,117
Other	52,866	61,762
	$332,644	$314,910
Accrued liabilities and other:
Accrued operating expenses	$176,674	$167,052
Accrued duty	67,486	99,353
Accrued digital marketing	27,898	71,240
Sales return allowances	51,952	70,611
Accrued credit card affiliate liabilities	118,228	64,837
Forward currency contract liabilities	8,431	36,476
Accrued capital expenditures	35,323	34,860
Accrued freight	35,163	34,455
Sales tax collected	12,507	25,353
Accrued rent	17,349	20,691
Other	33,901	38,054
	$584,912	$662,982
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

The following outlines segmented information:

	Second Quarter 2026
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$1,616,772	$407,095	$391,764	$2,415,631	$—	$2,415,631
Product costs(2)	376,770	89,073	115,136	580,979	—	580,979
Other cost of sales(2)	190,694	56,326	72,554	319,574	53,200	372,774
Selling, general and administrative expenses	454,895	110,426	129,101	694,422	311,910	1,006,332
Amortization of intangible assets	—	—	—	—	1,893	1,893
Income from operations	$594,413	$151,270	$74,973	$820,656	$(367,003)	$453,653
Other income (expense), net						13,698
Income before income tax expense						$467,351

Supplemental information:
Depreciation and amortization(3)	$65,757	$11,144	$11,092	$87,993	$54,339	$142,332

	Second Quarter 2025
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$1,758,217	$392,898	$374,104	$2,525,219	$—	$2,525,219
Product costs(2)	515,473	92,219	108,449	716,141	—	716,141
Other cost of sales(2)	158,390	51,139	63,200	272,729	59,147	331,876
Selling, general and administrative expenses	464,960	97,050	121,212	683,222	268,436	951,658
Amortization of intangible assets	—	—	—	—	1,730	1,730
Income from operations	$619,394	$152,490	$81,243	$853,127	$(329,313)	$523,814
Other income (expense), net						9,737
Income before income tax expense						$533,551

Supplemental information:
Depreciation and amortization(3)	$54,499	$8,871	$8,574	$71,944	$47,771	$119,715

	First Two Quarters 2026
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$3,237,982	$885,490	$763,762	$4,887,234	$—	$4,887,234
Product costs(2)	922,329	189,631	215,464	1,327,424	—	1,327,424
Other cost of sales(2)	374,666	119,882	144,563	639,111	120,003	759,114
Selling, general and administrative expenses	938,094	221,638	259,339	1,419,071	647,249	2,066,320
Amortization of intangible assets	—	—	—	—	3,777	3,777
Income from operations	$1,002,893	$354,339	$144,396	$1,501,628	$(771,029)	$730,599
Other income (expense), net						22,829
Income before income tax expense						$753,428

Supplemental information:
Depreciation and amortization(3)	$128,011	$23,134	$21,630	$172,775	$104,892	$277,667

	First Two Quarters 2025
	Americas	China Mainland	Rest of World	Total Segments	Corporate(1)	Total
	(In thousands)
Net revenue	$3,432,775	$760,999	$702,105	$4,895,879	$—	$4,895,879
Product costs(2)	996,293	174,034	198,713	1,369,040	—	1,369,040
Other cost of sales(2)	315,037	101,412	121,671	538,120	128,391	666,511
Selling, general and administrative expenses	912,720	179,428	227,622	1,319,770	574,759	1,894,529
Amortization of intangible assets	—	—	—	—	3,360	3,360
Income from operations	$1,208,725	$306,125	$154,099	$1,668,949	$(706,510)	$962,439
Other income (expense), net						21,523
Income before income tax expense						$983,962

Supplemental information:
Depreciation and amortization(3)	$105,940	$17,447	$17,286	$140,673	$93,571	$234,244
__________
(1)Corporate includes centrally managed support functions including product design, raw material development, product innovation, sourcing, supply chain, and global merchandising which are included in other cost of sales. Administrative corporate expenses include technology, brand and marketing, finance, human resources, legal, and other head office costs.
(2)Cost of goods sold is made up of product costs and other cost of sales. Product costs include the cost of purchased merchandise, costs incurred to deliver inventory to the Company's distribution centers, shrink and inventory provision expenses, the cost of digital content subscription services, hemming costs and other product alteration costs, and product-related royalties paid to third parties. International Emergency Economic Power Act ("IEEPA") tariff refunds of $134.5 million during the second quarter of 2026 are included within product costs in the Americas. Other cost of sales includes occupancy and depreciation expense for company-operated stores, distribution center costs, and product department costs.
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
Import Tariffs and Related Legal Proceedings
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the IEEPA. The U.S. Administration has initiated new tariffs at different rates under alternative legislative powers. The U.S. Administration also confirmed that the IEEPA decision does not impact the removal of the de minimis exemption. The Company has submitted refund claims for eligible IEEPA tariffs paid, including associated interest. During the second quarter of 2026, the Company received $134.5 million of IEEPA tariff refunds, which has been recognized in cost of goods sold, and $4.1 million of associated interest, which has been recognized in other income (expense), net. However, the ultimate additional amounts that it may be refunded, if any, remain uncertain, and as of August 2, 2026, it has not recognized an asset in relation to further IEEPA tariff refund claims.
On March 27, 2026, lululemon usa inc. was named as a defendant in a purported consumer class action (Neuman, et al. v. Lululemon USA Inc., No. 2:26-cv-11029) in the United States District Court for the Eastern District of Michigan, asserting equitable claims relating to alleged tariff-related pricing actions and potential governmental tariff reimbursements. The complaint seeks unspecified damages or restitution for the alleged tariff-cost component of prices charged and other relief. The Company intends to defend the lawsuit.
On June 30, 2026, lululemon usa inc. was named as a defendant in a related purported consumer class action (Alsaady, et al. v. Lululemon USA Inc., No. 3:26-cv-05708) in the United States District Court for the Western District of Washington, asserting claims under consumer protection statutes of Washington, Michigan, and New York and equitable claims relating to alleged tariff-related pricing action and potential government tariff reimbursements. Like the first-filed case, the complaint seeks unspecified damages or restitution for the alleged tariff-cost component of prices charged and other relief. The Company intends to defend the lawsuit.
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
Our fiscal year ends on the Sunday closest to January 31 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2026 will end on January 31, 2027 and will be a 52-week year. Fiscal 2025 was a 52-week year and ended on February 1, 2026. Fiscal 2026 and fiscal 2025 are referred to as "2026," and "2025," respectively. The first two quarters of 2026 and 2025 ended on August 2, 2026 and August 3, 2025, respectively.

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
Overview
lululemon athletica inc. is principally a designer, distributor, and retailer of technical athletic apparel, footwear, and accessories. Our mission is to inspire the world to sweat, grow, and connect. Since our inception, we have fostered a distinctive corporate culture; we promote a set of core values in our business which include taking personal responsibility, acting with courage, valuing connection and inclusion, and choosing to have fun. These core values attract passionate and motivated employees who are driven to achieve personal and professional goals, and share our purpose to "elevate human potential by helping people feel their best."
We offer a comprehensive line of technical athletic apparel, footwear, and accessories marketed under the lululemon brand which includes:
•Pants, shorts, tops, and jackets designed for a healthy lifestyle including athletic activities such as yoga, running, training, and most other activities;
•Apparel designed for being on the move; and
•Fitness-inspired accessories.
Financial Highlights
The summary below compares the second quarter of 2026 to the second quarter of 2025 and includes $134.5 million of International Emergency Economic Power Act ("IEEPA") tariff refunds and $4.1 million of associated interest received during the second quarter of 2026. Refer to the Import Tariffs section for more information.
•Net revenue decreased 4% to $2.4 billion. On a constant dollar basis, net revenue decreased 5%.
•Comparable sales decreased 9%, or 10% on a constant dollar basis.
–Americas comparable sales decreased 12%.
–China Mainland comparable sales decreased 2%, or 8% on a constant dollar basis.
–Rest of World comparable sales decreased 4%, or 3% on a constant dollar basis.
•Gross profit decreased 1% to $1.5 billion, which includes $134.5 million of IEEPA tariff refunds.

•Gross margin increased 200 basis points to 60.5%, which includes an increase of 560 basis points related to IEEPA tariff refunds.
•Income from operations decreased 13% to $453.7 million, which includes $134.5 million of IEEPA tariff refunds.
•Operating margin decreased 190 basis points to 18.8%, which includes an increase of 560 basis points related to IEEPA tariff refunds.
•Income tax expense decreased 15% to $138.1 million. Our effective tax rate for the second quarter of 2026 was 29.6%, compared to 30.5% for the second quarter of 2025.
•Diluted earnings per share were $2.92 compared to $3.10 in the second quarter of 2025, including $0.86 per share related to IEEPA tariff refunds and associated interest, net of tax.
Market Conditions and Trends
Net revenue in the Americas decreased 8%, and comparable sales in the Americas decreased 12%. We experienced reduced traffic and lower conversion rates, as well as a decrease in average order value in the Americas. We have initiated an action plan to drive net revenue growth in the Americas, structured around three strategic pillars: product creation, product activation, and enterprise enablement. This includes a plan to increase the reliance of full price selling to drive sustainable revenue growth.
Net revenue in China Mainland and Rest of World increased 4% and 5%, respectively, or decreased 2% and increased 6% on a constant dollar basis, respectively. China Mainland and Rest of World comparable sales decreased by 2% and 4%, respectively. We experienced lower conversion in these markets which led to a decrease in comparable sales. We opened 15 net new stores in China Mainland and 10 net new stores in Rest of World since the second quarter of 2025.
Across all markets, our business continues to be impacted by shifting consumer demand and brand sentiment and macroeconomic conditions, including trade policies, foreign currency fluctuations, and geopolitical instability. These factors have had varying effects across our markets and are expected to continue to impact our business throughout the remainder of 2026 and beyond.
Import Tariffs
During 2025, the United States implemented a series of trade-related policies, including removing the de minimis exemption for low-value shipments imported into the United States, and implementing higher tariffs under different statutes, including under the IEEPA. These changes in tariffs, including the de minimis exemption removal, have had a significant adverse effect on our business and results of operations in 2025 and 2026.
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the IEEPA. The U.S. Administration has initiated new tariffs at different rates under alternative legislative powers. The U.S. Administration also confirmed that the IEEPA decision does not impact the removal of the de minimis exemption, and this was upheld by the U.S. Court of International Trade on August 13, 2026. We paid $230 million of tariffs under the IEEPA and have submitted refund claims for eligible IEEPA tariffs paid, including associated interest. During the second quarter of 2026, we received $134.5 million of IEEPA tariff refunds, which has been recognized in cost of goods sold, and $4.1 million of associated interest, which has been recognized in other income (expense), net. However, the ultimate additional amounts that we may be refunded, if any, remain uncertain, and as of August 2, 2026, we have not recognized an asset in relation to further IEEPA tariff refund claims.
There remains significant uncertainty regarding the duration and scope of newly initiated tariffs and whether the United States will pursue additional trade actions or impose further tariffs, or currently enforced tariffs may be invalidated through legal challenges. Additionally, our U.S. operating entity was named as a defendant in purported consumer class actions relating to alleged tariff-related pricing actions and potential governmental tariff reimbursements.
Because this is an evolving area, future developments may change our expectations materially. For additional information on related risks, please see “Risk Factors” in this report.
Other Factors Affecting Our Business
Foreign currency fluctuations positively impacted our financial results during the first two quarters of 2026, increasing net revenue by $69.6 million compared to the first two quarters of 2025. We expect ongoing exchange rate volatility to continue to affect our financial results.

Quarter-to-Date Results of Operations: Second Quarter Results
The following table summarizes key components of our results of operations for the periods indicated:

	Second Quarter
	2026	2025	2026	2025
	(In thousands)		(Percentage of net revenue)
Net revenue	$2,415,631	$2,525,219	100.0%	100.0%
Cost of goods sold	953,753	1,048,017	39.5	41.5
Gross profit	1,461,878	1,477,202	60.5	58.5
Selling, general and administrative expenses	1,006,332	951,658	41.7	37.7
Amortization of intangible assets	1,893	1,730	0.1	0.1
Income from operations	453,653	523,814	18.8	20.7
Other income (expense), net	13,698	9,737	0.6	0.4
Income before income tax expense	467,351	533,551	19.3	21.1
Income tax expense	138,128	162,646	5.7	6.4
Net income	$329,223	$370,905	13.6%	14.7%
Net Revenue

	Second Quarter
	2026	2025	2026	2025	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$1,616,772	$1,758,217	66.9%	69.6%	$(141,445)	(8)%	(8)%
China Mainland	407,095	392,898	16.9	15.6	14,197	4%	(2)%
Rest of World	391,764	374,104	16.2	14.8	17,660	5%	6%
Net revenue	$2,415,631	$2,525,219	100.0%	100.0%	$(109,588)	(4)%	(5)%
The decrease in net revenue was primarily due to decreased Americas net revenue, partially offset by increased Rest of World and China Mainland net revenue. Global comparable sales decreased 9%, or 10% on a constant dollar basis, primarily as a result of lower conversion rates, as well as reduced store traffic and a decrease in average order value, partially offset by higher e-commerce traffic.
Gross Margin

	Second Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$1,461,878	$1,477,202	$(15,324)	(1.0)%

Gross margin	60.5%	58.5%	200 basis points
The increase in gross margin was primarily due to a net increase in product margin of 430 basis points, comprised of:
•an increase of 560 basis points related to IEEPA tariff refunds;
•a net decrease of 150 basis points primarily from higher tariffs, as well as markdowns including credit card affiliate programs, partially offset by higher pricing and lower product costs; and
•a favorable impact of foreign currency exchange rates of 20 basis points.

The increase in gross margin was partially offset by a net increase in other cost of sales as a percentage of net revenue of 230 basis points, comprised of:
•an increase in occupancy and depreciation costs of 180 basis points, driven by new and expanded company-operated stores, as well as increased penetration in China Mainland and Rest of World; and
•an increase in costs related to our distribution centers and product departments of 50 basis points.
Selling, General and Administrative Expenses

	Second Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$1,006,332	$951,658	$54,674	5.7%

Selling, general and administrative expenses as a % of net revenue	41.7%	37.7%	400 basis points
The increase in selling, general and administrative expenses was primarily due to:
•a net increase in head office costs of $45.8 million, comprised of:
–an increase in contractor, advisory, and professional services of $14.6 million, which includes costs associated with proxy contest matters of $13.4 million in the second quarter of 2026;
–an increase in brand and community expenses of $14.1 million;
–an increase in employee costs of $7.6 million primarily due to the reversal of stock-based compensation recorded in the second quarter of 2025 and higher wage rates. The increase was partially offset by lower bonus expense due to business performance;
–an increase in technology costs, including cloud computing amortization, of $6.9 million;
–an increase in depreciation of $6.4 million; and
–a decrease in other head office costs of $3.8 million.
•a net increase in costs related to our operating channels of $7.7 million, comprised of:
–an increase in employee costs of $5.1 million;
–an increase in technology costs of $1.7 million;
–an increase in digital marketing expenses of $0.9 million;
–an increase in other operating costs of $4.2 million; and
–a decrease in variable costs of $4.2 million primarily due to lower packaging costs and credit card fees.
•a decrease in net foreign currency exchange and derivative revaluation gains of $1.2 million.
Selling, general and administrative expenses as a percentage of net revenue increased 400 basis points primarily due to an increase in head office costs of 260 basis points and an increase in costs related to our operating channels of 130 basis points.
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

Americas

	Second Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$1,616,772	$1,758,217	$(141,445)	(8.0)%
Product costs	376,770	515,473	(138,703)	(26.9)
Other cost of sales	190,694	158,390	32,304	20.4
Gross profit	1,049,308	1,084,354	(35,046)	(3.2)
Selling, general and administrative expenses	454,895	464,960	(10,065)	(2.2)
Segmented income from operations	$594,413	$619,394	$(24,981)	(4.0)%

Product margin	76.7%	70.7%	600 basis points
Gross margin	64.9%	61.7%	320 basis points
Selling, general and administrative expenses as a % of net revenue	28.1%	26.4%	170 basis points
Segmented income from operations as a % of net revenue	36.8%	35.2%	160 basis points
The decrease in net revenue was primarily due to a decrease in comparable sales, which decreased 12%. The decrease in comparable sales was primarily a result of reduced traffic and lower conversion rates, as well as a decrease in average order value. The decrease in net revenue was partially offset by a $29.5 million increase from new or expanded company-operated stores and our other channels, including from sales to wholesale accounts and outlets. We have opened 16 net new company-operated stores in the Americas since the second quarter of 2025.
The increase in gross margin was primarily due to higher product margin driven by an increase of 830 basis points related to IEEPA tariff refunds, partially offset by higher other tariffs. The increase in gross margin was partially offset by higher occupancy, depreciation, and distribution center costs as a percentage of net revenue.
The decrease in selling, general and administrative expenses was primarily due to lower employee costs as well as lower variable costs.
China Mainland

	Second Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$407,095	$392,898	$14,197	3.6%
Product costs	89,073	92,219	(3,146)	(3.4)
Other cost of sales	56,326	51,139	5,187	10.1
Gross profit	261,696	249,540	12,156	4.9
Selling, general and administrative expenses	110,426	97,050	13,376	13.8
Segmented income from operations	$151,270	$152,490	$(1,220)	(0.8)%

Product margin	78.1%	76.5%	160 basis points
Gross margin	64.3%	63.5%	80 basis points
Selling, general and administrative expenses as a % of net revenue	27.1%	24.7%	240 basis points
Segmented income from operations as a % of net revenue	37.2%	38.8%	(160) basis points
The increase in net revenue was primarily due to a $23.0 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 15 net new company-operated stores in China Mainland since the second quarter of 2025. The increase in net revenue was partially offset by a decrease in comparable sales, which decreased 2%, or 8% on a constant dollar basis. The decrease in comparable sales was primarily a result of lower conversion rates, partially offset by higher traffic.
The increase in gross margin was primarily due to higher product margin driven by a favorable impact of foreign currency exchange rates, partially offset by higher depreciation and occupancy costs as a percentage of net revenue.

The increase in selling, general and administrative expenses was primarily due to higher marketing expenses as well as higher employee costs.
Rest of World

	Second Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$391,764	$374,104	$17,660	4.7%
Product costs	115,136	108,449	6,687	6.2
Other cost of sales	72,554	63,200	9,354	14.8
Gross profit	204,074	202,455	1,619	0.8
Selling, general and administrative expenses	129,101	121,212	7,889	6.5
Segmented income from operations	$74,973	$81,243	$(6,270)	(7.7)%

Product margin	70.6%	71.0%	(40) basis points
Gross margin	52.1%	54.1%	(200) basis points
Selling, general and administrative expenses as a % of net revenue	33.0%	32.4%	60 basis points
Segmented income from operations as a % of net revenue	19.1%	21.7%	(260) basis points
The increase in net revenue was primarily due to a $30.2 million increase in net revenue from new or expanded company-operated stores and our other channels, including from outlets and an increased number of locations operated by third parties under license and supply arrangements. We have opened 10 net new company-operated stores in Rest of World since the second quarter of 2025. The increase in net revenue was partially offset by a decrease in comparable sales, which decreased 4%, or 3% on a constant dollar basis. The decrease in comparable sales was primarily a result of lower conversion rates as well as reduced store traffic, partially offset by higher e-commerce traffic and an increase in average order value.
The decrease in gross margin was primarily due to higher occupancy, depreciation, and distribution center costs as a percentage of net revenue, as well as lower product margin.
The increase in selling, general and administrative expenses was primarily due to higher employee costs.
Corporate
Corporate expenses increased $37.7 million to $367.0 million in the second quarter of 2026 compared to the second quarter of 2025. The net increase was primarily due to higher employee costs, professional fees, technology costs, and depreciation. Corporate expenses also increased due to a decrease in net foreign currency exchange and derivative gains of $1.2 million.
Other Income (Expense), Net

	Second Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$13,698	$9,737	$3,961	40.7%
The increase in other income (expense), net was primarily due to an increase in interest income driven by $4.1 million in interest associated with IEEPA tariff refunds.

Income Tax Expense

	Second Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$138,128	$162,646	$(24,518)	(15.1)%

Effective tax rate	29.6%	30.5%	(90) basis points
The decrease in the effective tax rate was primarily due to a decrease in non-deductible expenses in international jurisdictions, partially offset by adjustments upon the filing of income tax returns and lower research and development tax credits.
Net Income

	Second Quarter
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$329,223	$370,905	$(41,682)	(11.2)%
The decrease in net income was primarily due to an increase in selling, general and administrative expenses of $54.7 million and a decrease in gross profit of $15.3 million, which included $134.5 million of IEEPA tariff refunds. The decrease in net income was partially offset by a decrease in income tax expense of $24.5 million and an increase in other income (expense), net of $4.0 million.
Year-to-Date Results of Operations: First Two Quarters Results
The following table summarizes key components of our results of operations for the periods indicated:

	First Two Quarters
	2026	2025	2026	2025
	(In thousands)		(Percentage of net revenue)
Net revenue	$4,887,234	$4,895,879	100.0%	100.0%
Cost of goods sold	2,086,538	2,035,551	42.7	41.6
Gross profit	2,800,696	2,860,328	57.3	58.4
Selling, general and administrative expenses	2,066,320	1,894,529	42.3	38.7
Amortization of intangible assets	3,777	3,360	0.1	0.1
Income from operations	730,599	962,439	14.9	19.7
Other income (expense), net	22,829	21,523	0.5	0.4
Income before income tax expense	753,428	983,962	15.4	20.1
Income tax expense	229,157	298,485	4.7	6.1
Net income	$524,271	$685,477	10.7%	14.0%
Net Revenue

	First Two Quarters
	2026	2025	2026	2025	Year over year change
	(In thousands)		(Percentage of net revenue)		(In thousands)	(Percentage)	(Constant dollar change)
Americas	$3,237,982	$3,432,775	66.3%	70.1%	$(194,793)	(6)%	(6)%
China Mainland	885,490	760,999	18.1	15.5	124,491	16%	10%
Rest of World	763,762	702,105	15.6	14.3	61,657	9%	7%
Net revenue	$4,887,234	$4,895,879	100.0%	100.0%	$(8,645)	—%	(2)%

The decrease in net revenue was primarily due to decreased Americas net revenue, partially offset by increased China Mainland and Rest of World net revenue. Global comparable sales decreased 4%, or 6% on a constant dollar basis, primarily as a result of lower conversion rates as well as a decrease in average order value and reduced store traffic, partially offset by higher e-commerce traffic.
Gross Margin

	First Two Quarters
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Gross profit	$2,800,696	$2,860,328	$(59,632)	(2.1)%

Gross margin	57.3%	58.4%	(110) basis points
The decrease in gross margin was primarily due to a net increase in other cost of sales as a percentage of net revenue of 190 basis points, comprised of:
•an increase in occupancy and depreciation costs of 160 basis points, driven by new and expanded company-operated stores, as well as increased penetration in China Mainland and Rest of World; and
•an increase in costs related to our distribution centers and product departments of 30 basis points.
The decrease in gross margin was partially offset by a net increase in product margin of 80 basis points, comprised of:
•an increase of 280 basis points related to IEEPA tariff refunds;
•a net decrease of 240 basis points primarily from higher tariffs as well as markdowns including credit card affiliate programs, partially offset by higher pricing and lower product costs; and
•a favorable impact of foreign currency exchange rates of 40 basis points.
Selling, General and Administrative Expenses

	First Two Quarters
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Selling, general and administrative expenses	$2,066,320	$1,894,529	$171,791	9.1%

Selling, general and administrative expenses as a % of net revenue	42.3%	38.7%	360 basis points
The increase in selling, general and administrative expenses was primarily due to:
•a net increase in head office costs of $109.0 million, comprised of:
–an increase in employee costs of $37.3 million primarily due to higher wage rates and the reversal of stock-based compensation recorded in the second quarter of 2025. The increase was partially offset by lower bonus expense due to business performance;
–an increase in brand and community expenses of $36.7 million;
–an increase in contractor, advisory, and professional services of $15.7 million, which includes costs associated with proxy contest matters of $24.8 million in the first two quarters of 2026, partially offset by lower other advisory and professional fees;
–an increase in technology costs, including cloud computing amortization, of $13.4 million;
–an increase in depreciation of $10.9 million; and
–a decrease in other head office costs of $5.0 million.

•an increase in costs related to our operating channels of $64.1 million, comprised of:
–an increase in employee costs of $36.2 million primarily due to increased salaries and wages expense for retail employees;
–an increase in variable costs of $10.1 million primarily due to increased distribution costs, partially offset by lower packaging costs;
–an increase in technology costs of $4.6 million;
–an increase in digital marketing expenses of $4.4 million; and
–an increase in other operating costs of $8.8 million primarily due to increased repairs and maintenance costs and occupancy costs.
The increase in selling, general and administrative expenses was partially offset by a decrease in net foreign currency exchange and derivative revaluation losses of $1.3 million.
Selling, general and administrative expenses as a percentage of net revenue increased 360 basis points due to an increase in head office costs of 230 basis points and an increase in costs related to our operating channels of 130 basis points.
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
Americas

	First Two Quarters
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$3,237,982	$3,432,775	$(194,793)	(5.7)%
Product costs	922,329	996,293	(73,964)	(7.4)
Other cost of sales	374,666	315,037	59,629	18.9
Gross profit	1,940,987	2,121,445	(180,458)	(8.5)
Selling, general and administrative expenses	938,094	912,720	25,374	2.8
Segmented income from operations	$1,002,893	$1,208,725	$(205,832)	(17.0)%

Product margin	71.5%	71.0%	50 basis points
Gross margin	59.9%	61.8%	(190) basis points
Selling, general and administrative expenses as a % of net revenue	29.0%	26.6%	240 basis points
Segmented income from operations as a % of net revenue	31.0%	35.2%	(420) basis points
The decrease in net revenue was primarily due to a decrease in comparable sales, which decreased 8%, or 9% on a constant dollar basis. The decrease in comparable sales was primarily a result of lower conversion rates as well as reduced store traffic and a decrease in average order value, partially offset by higher e-commerce traffic. The decrease in net revenue was partially offset by a $45.3 million increase from new or expanded company-operated stores and our other channels, including from outlets and sales to wholesale accounts. We opened 16 net new company-operated stores in the Americas since the second quarter of 2025.
The decrease in gross margin was primarily due to higher occupancy, depreciation, and distribution center costs as a percentage of net revenue. The decrease in gross margin was partially offset by higher product margin driven by an increase of 420 basis points related to IEEPA tariff refunds, partially offset by higher other tariffs.
The increase in selling, general and administrative expenses was primarily due to higher marketing expenses as well as higher variable costs.

China Mainland

	First Two Quarters
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$885,490	$760,999	$124,491	16.4%
Product costs	189,631	174,034	15,597	9.0
Other cost of sales	119,882	101,412	18,470	18.2
Gross profit	575,977	485,553	90,424	18.6
Selling, general and administrative expenses	221,638	179,428	42,210	23.5
Segmented income from operations	$354,339	$306,125	$48,214	15.7%

Product margin	78.6%	77.1%	150 basis points
Gross margin	65.0%	63.8%	120 basis points
Selling, general and administrative expenses as a % of net revenue	25.0%	23.6%	140 basis points
Segmented income from operations as a % of net revenue	40.0%	40.2%	(20) basis points
The increase in net revenue was primarily due to a $68.2 million increase in net revenue from new or expanded company-operated stores and our other channels. We have opened 15 new company-operated stores in China Mainland since the second quarter of 2025. The increase in net revenue was also driven by an increase in comparable sales, which increased 8%, or 2% on a constant dollar basis. The increase in comparable sales was primarily a result of higher traffic, partially offset by lower conversion rates.
The increase in gross margin was primarily due to higher product margin driven by a favorable impact of foreign currency exchange rates, as well as lower distribution center costs as a percentage of net revenue, partially offset by higher depreciation and occupancy costs as a percentage of net revenue.
The increase in selling, general and administrative expenses was primarily due to higher employee costs as well as higher marketing expenses.
Rest of World

	First Two Quarters
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net revenue	$763,762	$702,105	$61,657	8.8%
Product costs	215,464	198,713	16,751	8.4
Other cost of sales	144,563	121,671	22,892	18.8
Gross profit	403,735	381,721	22,014	5.8
Selling, general and administrative expenses	259,339	227,622	31,717	13.9
Segmented income from operations	$144,396	$154,099	$(9,703)	(6.3)%

Product margin	71.8%	71.7%	10 basis points
Gross margin	52.9%	54.4%	(150) basis points
Selling, general and administrative expenses as a % of net revenue	34.0%	32.4%	160 basis points
Segmented income from operations as a % of net revenue	18.9%	21.9%	(300) basis points
The increase in net revenue was primarily due to a $59.7 million increase in net revenue from new or expanded company-operated stores and our other channels, including from outlets and an increased number of locations operated by third parties under license and supply arrangements. We have opened 10 net new company-operated stores in Rest of World since the second quarter of 2025. Comparable sales were flat, or decreased 1% on a constant dollar basis, compared to the first two quarters of 2025. This was primarily a result of lower conversion rates, partially offset by higher e-commerce traffic and an increase in average order value.
The decrease in gross margin was primarily due to higher occupancy, depreciation, and distribution center costs as a percentage of net revenue.

The increase in selling, general and administrative expenses was primarily due to higher employee costs as well as higher marketing expenses.
Corporate
Corporate expenses increased $64.5 million to $771.0 million in the first two quarters of 2026 compared to the first two quarters of 2025. The net increase was primarily due to higher employee costs, as well as higher technology costs and depreciation. The increase in corporate expenses was partially offset by a decrease in net foreign currency exchange and derivative losses of $1.3 million.
Other Income (Expense), Net

	First Two Quarters
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Other income (expense), net	$22,829	$21,523	$1,306	6.1%
A net increase in interest income contributed to the increase in other income (expense), net. The net increase in interest income was primarily due to $4.1 million in interest associated with IEEPA tariff refunds, partially offset by lower average cash balances and lower interest rates.
Income Tax Expense

	First Two Quarters
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Income tax expense	$229,157	$298,485	$(69,328)	(23.2)%

Effective tax rate	30.4%	30.3%	10 basis points
The increase in the effective tax rate was primarily due to a decrease in tax benefits related to stock-based compensation, partially offset by a decrease in non-deductible expenses in international jurisdictions.
Net Income

	First Two Quarters
	2026	2025	Year over year change
	(In thousands)		(In thousands)	(Percentage)
Net income	$524,271	$685,477	$(161,206)	(23.5)%
The decrease in net income was primarily due to an increase in selling, general and administrative expenses of $171.8 million and a decrease in gross profit of $59.6 million, which included $134.5 million of IEEPA tariff refunds. The decrease in net income was partially offset by a decrease in income tax expense of $69.3 million and an increase in other income (expense), net of $1.3 million.
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
Constant Dollar Changes
The below changes show the change compared to the corresponding period in the prior year.

	Second Quarter 2026			First Two Quarters 2026
	Change	Foreign exchange changes	Change in constant dollars	Change	Foreign exchange changes	Change in constant dollars
Net Revenue
Americas	(8)%	—%	(8)%	(6)%	—%	(6)%
China Mainland	4	(6)	(2)	16	(6)	10
Rest of World	5	1	6	9	(2)	7
Total net revenue	(4)%	(1)%	(5)%	—%	(2)%	(2)%

Comparable sales(1)
Americas	(12)%	—%	(12)%	(8)%	(1)%	(9)%
China Mainland	(2)	(6)	(8)	8	(6)	2
Rest of World	(4)	1	(3)	—	(1)	(1)
Total comparable sales	(9)%	(1)%	(10)%	(4)%	(2)%	(6)%
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
The following table summarizes our net cash flows provided by and used in operating, investing, and financing activities for the periods indicated:

	First Two Quarters
	2026	2025	Year over year change
	(In thousands)
Total cash provided by (used in):
Operating activities	$589,278	$209,722	$379,556
Investing activities	(281,802)	(319,960)	38,158
Financing activities	(712,225)	(744,823)	32,598
Effect of foreign currency exchange rate changes on cash and cash equivalents	(12,716)	26,519	(39,235)
Decrease in cash and cash equivalents	$(417,465)	$(828,542)	$411,077
Operating Activities
Net income decreased $161.2 million. The increase in cash provided by operating activities was primarily due to an increase in cash flows from changes in operating assets and liabilities of $464.7 million, driven by changes in inventories and the timing of income tax payments, as well as changes in accrued liabilities and accounts receivable, partially offset by the timing of accounts payable and changes in other current assets. The increase in cash provided by operating activities was also a result of increased depreciation and stock-based compensation expense.
Investing Activities
The decrease in cash used in investing activities was primarily due to decreased capital expenditures, partially offset by the settlement of net investment hedges. The decrease in capital expenditures was primarily due to decreased investment in supply chain infrastructure and e-commerce related technology system capital expenditures, partially offset by an increase in capital expenditures for opening, remodeling, and relocating company-operated stores, primarily in the Americas and EMEA.
Financing Activities
The decrease in cash used in financing activities was primarily due to a decrease in cash paid for our stock repurchases as well as a decrease in taxes paid related to the net share settlement of stock-based compensation. During the first two quarters of 2026, we repurchased 4.9 million shares at a total cost including commissions and excise taxes of $695.1 million. During the first two quarters of 2025, we repurchased 2.5 million shares at a total cost including commissions and excise taxes of $715.7 million. The common stock was repurchased in the open market at prevailing market prices, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, with the timing and actual number of shares repurchased depending upon market conditions, eligibility to trade, and other factors.
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
The following table includes certain measures of our liquidity:

August 2, 2026
(In thousands)
Cash and cash equivalents	$1,389,737
Working capital excluding cash and cash equivalents(1)	754,199
Capacity under committed revolving credit facility	593,727
__________
(1)Working capital excluding cash and cash equivalents is calculated as current assets of $3.9 billion less cash and cash equivalents of $1.4 billion and current liabilities of $1.8 billion.
We enter into standby letters of credit and guarantee to secure certain of our obligations, including leases, taxes, and duties. As of August 2, 2026, letters of credit and guarantee totaling $20.2 million had been issued, including $6.3 million under our committed revolving credit facility.
Our existing Americas credit facility provides for $600.0 million in commitments under an unsecured five-year revolving credit facility. The credit facility has a maturity date of October 15, 2030. As of August 2, 2026, no borrowings were outstanding under this facility other than letters of credit and guarantee of $6.3 million. Further information regarding our credit facilities and associated covenants is outlined in Note 4. Revolving Credit Facilities included in Item 1 of Part I of this report.
The timing and cost of our inventory purchases will vary depending on a variety of factors such as revenue growth, assortment and purchasing decisions, product costs including freight and duty, and the availability of production capacity and speed. Our inventory balance as of August 2, 2026 was $1.7 billion, a decrease of 1% from August 3, 2025.
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

Operating Locations
Our company-operated stores by market as of August 2, 2026 and February 1, 2026 are summarized in the table below.

Number of company-operated stores by market	August 2, 2026	February 1, 2026
United States	380	379
Canada	74	71
Mexico	29	26
Americas	483	476

China Mainland	174	172

Australia	33	34
South Korea	23	22
Hong Kong SAR	11	11
Japan	10	10
Singapore	9	9
New Zealand	8	8
Taiwan	8	7
Thailand	7	5
Malaysia	5	5
Macau SAR	3	3
APAC	117	114
United Kingdom	22	20
Germany	9	9
France	6	6
Ireland	4	4
Spain	3	3
Netherlands	2	2
Sweden	2	2
Italy	1	1
Norway	1	1
Switzerland	1	1
EMEA	51	49
Rest of World	168	163

Total company-operated stores	825	811

Retail locations operated by third parties by market as of August 2, 2026 and February 1, 2026 are summarized in the table below.

Number of retail locations operated by third parties by market	August 2, 2026	February 1, 2026
United Arab Emirates	13	13
Israel	8	8
Saudi Arabia	8	9
Turkey	7	3
Kuwait	4	4
Qatar	4	4
Belgium	2	2
Greece	2	—
Bahrain	1	1
Denmark	1	1
Hungary	1	—
Poland	1	—
Romania	1	—
Total locations operated by third parties under license and supply arrangements	53	45
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Translation Risk. The functional currency of our international subsidiaries is generally the applicable local currency. Our consolidated financial statements are presented in U.S. dollars. Therefore, the net revenue, expenses, assets, and liabilities of our international subsidiaries are translated from their functional currencies into U.S. dollars. Fluctuations in the value of the U.S. dollar affect the reported amounts of net revenue, expenses, assets, and liabilities. As a result of the fluctuation in exchange rates compared to the U.S. dollar, our revenue was $69.6 million higher in the first two quarters of 2026 in comparison to the first two quarters of 2025.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded as other comprehensive income (loss), net of tax in accumulated other comprehensive income (loss) within stockholders' equity. A significant portion of our net assets are held by our Canadian dollar subsidiary. We enter into forward currency contracts in order to hedge a portion of the foreign currency exposure associated with the translation of our net investment in our Canadian subsidiary. During the first two quarters of 2026, the impact to other comprehensive loss of translation of our Canadian subsidiaries was an increase in the loss of $47.3 million, inclusive of net investment hedge gains.
Transaction Risk. We also have exposure to changes in foreign currency exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. Such transactions include intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. We also hold cash and cash equivalents and other monetary assets in currencies that are different to the functional currency of our subsidiaries. As of August 2, 2026, we had certain forward currency contracts outstanding in order to economically hedge the foreign currency revaluation gains and losses recognized by our foreign subsidiaries, including our Canadian and Chinese subsidiaries, on their monetary assets and liabilities denominated in currencies other than their functional currency.
We perform a sensitivity analysis to determine the market risk exposure associated with the fair values of our forward currency contracts. The net fair value of outstanding derivatives as of August 2, 2026 was a liability of $2.2 million. As of August 2, 2026, a 10% depreciation in the U.S. dollar against the hedged currencies would have resulted in the net fair value of outstanding derivatives depreciating by $33.6 million. The hypothetical change in the fair value of the forward currency contracts would have been substantially offset by a corresponding but directionally opposite change in the underlying hedged items.
The net fair value of our outstanding forward currency contracts increased as of August 2, 2026 compared to February 1, 2026 primarily due to foreign currency exchange rate movement on the derivative financial instruments.

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
Interest Rate Risk
Our committed revolving credit facility provides us with available borrowings in an amount up to $600.0 million. Because our revolving credit facilities bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates if we have a meaningful outstanding balance. As of August 2, 2026, there were no borrowings outstanding under this facility other than letters of credit and guarantee of $6.3 million. We currently do not engage in any interest rate hedging activity and currently have no intention to do so. However, in the future, if we have a meaningful outstanding balance under our revolving facility, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward contracts, option contracts, or interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.
Our cash and cash equivalent balances are held in the form of cash on hand, bank balances, and short-term deposits with original maturities of three months or less, and in money market funds. As of August 2, 2026, we held cash and cash equivalents of $1.4 billion. Interest generated on cash balances is subject to variability as interest rates increase or decrease.
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
Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of August 2, 2026. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of August 2, 2026, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended August 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The lululemon name is integral to our business and our expansion strategies. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality product, and guest experience. Our brand positioning, products, and marketing efforts may not be considered distinct, culturally relevant or appropriate, or desirable to guests, employees, and other stakeholders.
Our brand and reputation could be adversely affected by negative publicity, if we fail to deliver innovative and high-quality products acceptable to our guests, or if we face or mishandle a marketing event or product recall, which could be amplified by social media. Our reputation could also be impacted by adverse publicity, whether or not valid, regarding allegations that we, or persons currently or previously associated with us, have violated laws or regulations, including but not limited to those related to safety, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cybersecurity. Certain activities on the part of stakeholders, including nongovernmental organizations and governmental institutions, could cause reputational damage, distract senior management, and disrupt our business. Additionally, while we devote considerable effort and resources to protecting our intellectual property, if these efforts are not successful the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.
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
Our future growth depends in part on our expansion efforts outside of the Americas. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in any new market. In connection with our expansion efforts, we have encountered, and may continue to encounter obstacles we did not face in the Americas, including cultural and linguistic differences, local customs and sensitivities, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments, and international guests' tastes and preferences. We may also encounter difficulty expanding into new international markets because of limited brand recognition leading to delayed acceptance of our technical athletic apparel by guests in these new international markets. Our failure to develop our business in new international markets or disappointing growth outside of existing markets could harm our business and results of operations.
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
Our former Chief Executive Officer "CEO" stepped down effective January 31, 2026, and we appointed interim co-CEOs to lead during the transition period. On April 21, 2026, we entered into an employment agreement to appoint Heidi O’Neill as CEO effective September 8, 2026. In addition, we have had other recent changes at the senior executive level. These changes may create uncertainty and divert management’s attention and resources. Our CEO transition may not align with expectations of employees, vendor partners, or other external stakeholders, and could negatively affect our operations, strategic initiatives, employee engagement, and retention. These changes may also lead to negative public perception, including among consumers and our brand community. Any resulting disruption could have a material adverse impact on our business, financial performance, or the market price of our stock.

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

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the IEEPA. The U.S. Administration has initiated new tariffs at different rates under alternative legislative powers. The U.S. Administration also confirmed that the IEEPA decision does not impact the removal of the de minimis exemption, and this was upheld by the U.S. Court of International Trade on August 13, 2026. We paid $230 million of tariffs under the IEEPA and have submitted refund claims for eligible IEEPA tariffs paid, including associated interest. During the second quarter of 2026, we received $134.5 million of IEEPA tariff refunds; however, the ultimate additional amounts that we may be refunded, if any, remain uncertain. Additionally, our U.S. operating entity was named as a defendant in purported consumer class actions relating to alleged tariff-related pricing actions and potential governmental tariff reimbursements.
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
We engage in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect the accurate economic allocation of profit, the profit allocation and transfer pricing terms may be scrutinized by local tax authorities during an audit, and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. Our bilateral Advance Pricing Arrangement ("APA") with the Internal Revenue Service ("IRS") and Canada Revenue Agency ("CRA") expired at the end of 2020. During 2020, we entered into bilateral negotiations with the
(1) PRC includes China Mainland, Hong Kong SAR, Taiwan, and Macau SAR.

IRS and CRA to renew the APA, and in August 2026, the IRS withdrew from bilateral APA negotiations. We continue to apply our transfer pricing methodology, but this may be subject to audit, and could result in changes to our profit allocation and effective tax rate. We are also negotiating an APA with China Mainland's State Tax Administration, the outcome of which could impact our effective tax rate.
Current economic and political conditions make tax rules in any jurisdiction subject to significant change. Changes in applicable U.S., Canadian, Chinese, or other international tax laws and regulations, or their interpretation, including the possibility of retroactive effect, could affect our income tax expense and profitability. On July 4, 2025, the U.S. passed the One Big Beautiful Bill Act ("OBBBA"), which includes the permanent extension of certain provisions of the Tax Cuts and Jobs Act of 2017, the immediate expensing of domestic research and experimental expenditures, the reinstatement of accelerated depreciation for qualified property, and modifications to the international tax provisions including changes to the global intangible low-tax income ("GILTI"), the foreign-derived deduction-eligible income ("FDDEI") and the base erosion and anti-abuse tax ("BEAT") provisions. On January 5, 2026, the Organization for Economic Cooperation and Development ("OECD") released administrative guidance containing a Side-by-Side ("SbS") system which modifies the operation of the OECD's Pillar Two Global Anti-Base Erosion ("GloBE") Model Rules. The SbS system provides a safe harbor for multinational enterprise ("MNE") groups with an ultimate parent entity in the United States, which will exempt a U.S. headquartered MNE group from the application of two of the three Pillar Two top-up taxes. We are currently evaluating the impact of these tax law changes on our financial statements, and they may impact our income tax expense, profitability, and capital allocation decisions.
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
Responding to the prior proxy contest and related actions caused us to incur substantial costs and, if we are subject to additional proxy contests in the future, may cause us to incur additional costs and be time-consuming. Such matters have in the past and may in the future disrupt our business and operations and divert the attention of our board of directors, management, and employees from pursuing our business strategies. Stockholders, political or consumer activists, or others have in the past and may in the future create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential guests, and may affect our relationships with current guests, vendors, investors, and other third parties. Other actions or proposals could include responses to geopolitical conflict, including between the PRC and other countries, or to our perceived positions on social, political, or cultural issues in the United States or elsewhere. Consumer boycotts, negative social media campaigns, or other forms of public pressure, whether based on accurate perceptions or not, could adversely affect our brand reputation, guest relationships, and sales. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
From time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, consumer class action claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory, employment, and other claims related to our business. We are currently involved in securities and stockholder derivative litigation, as described in Note 12. Legal Proceedings and Other Contingencies to the consolidated financial statements included in this report. Litigation and other proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our guests and our brand image.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of shares of our common stock during the second quarter of 2026 related to our stock repurchase program:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 4, 2026 - May 31, 2026	870,327	$126.21	870,327	$932,698,894
June 1, 2026 - July 5, 2026	1,209,010	117.50	1,209,010	790,637,075
July 6, 2026 - August 2, 2026	667,165	117.06	667,165	712,539,339
Total	2,746,502		2,746,502
__________
(1)Monthly information is presented based on our fiscal months during the second quarter of 2026.
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
The following table summarizes purchases of shares of our common stock during the second quarter of 2026 related to our Employee Share Purchase Plan ("ESPP"):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 4, 2026 - May 31, 2026	26,546	$128.68	26,546	3,991,522
June 1, 2026 - July 5, 2026	39,177	115.63	39,177	3,952,345
July 6, 2026 - August 2, 2026	13,101	116.63	13,101	3,939,244
Total	78,824		78,824
__________
(1)Monthly information is presented based on our fiscal months during the second quarter of 2026.
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
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the second quarter of 2026, no director or officer of lululemon (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1*	Non-Employee Director Restricted Stock Unit Award Agreement	X

10.2*	First Amendment to the lululemon athletica inc. 2023 Equity Incentive Plan		S-8	10.2	333-297306	7/7/2026

31.1	Certification of principal executive officer Pursuant to Exchange Act Rule 13a-14(a)	X

31.2	Certification of principal financial and accounting officer Pursuant to Exchange Act Rule 13a-14(a)	X

32.1**	Certification of principal executive officer and principal financial and accounting officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following unaudited interim consolidated financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2026, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Interim Consolidated Financial Statements	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

*	Denotes a compensatory plan, contract, or arrangement in which our directors or executive officers may participate.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

lululemon athletica inc.

By:	/s/ MEGHAN FRANK
Meghan Frank
Interim Co-Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)
Dated: September 3, 2026